Form 10QSB
period 2008-01-31
GOENERGY INC
filed 2008-04-23
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

GOENERGY, INC.

 (Name of small business issuer in its charter)

Delaware	1041	98-0357690
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

# 2129 - 4951 Netarts Highway West Tillamook Oregon 97141 - 9467
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: (604) 961-8878

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X] No  [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At January 31, 2008, the following shares were outstanding: 4,319,893.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The financial statements of GoEnergy, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form S-1/A filed with the Securities and Exchange Commission  on March 10, 2008.

    GOENERGY INC.

 (An Exploration Stage Company)

 FINANCIAL STATEMENTS

     SECOND QUARTER

    JANUARY 31, 2008

    (Stated in US Dollars)

GOENERGY INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Balance Sheets
(Stated in U.S. Dollars)
	January 31	July 31
ASSETS	2008	2007
	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$1,084	$1,160

TOTAL CURRENT ASSETS	1,084	1,160
Promissory note receivable (Note 5)	-	-
Less: discount to fair value	-	-

TOTAL ASSETS	$1,084	$1,160

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Loan from related party (Note 4)	$55,000	$55,000
TOTAL CURRENT LIABILITIES	55,000	55,000

Stockholders’ Equity

Preferred Shares authorized
20,000,000 at $0.0001 par value

Common Shares authorized
80,000,000 at $0.0001 par value
Issued
4,319,893 common shares	432	432

Additional paid-in capital	71,213	71,213

Other Accumulated Comprehensive Income (loss)	(2,812)	(2,812)
Deficit, accumulated during the exploration stage	(122,749)	(117,673)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(53,916)	(48,840)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,084	$1,160

See Accompanying Notes to Financial Statements

GOENERGY INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Statement of Operations
(Stated in U.S. Dollars)

					From Date of Inception On May 2 2001 to January 31
	For the Three Months Ended January 31		For the Six Months Ended January 31

	2008	2007	2008	2007	2008

Investment Income	$-	$-	$-	$-	$4,865

Mineral Property Expenses	-	-	-	-	24,055

General and Administrative Expenses
Bad debt on promissory note	-	46,226	-	46,226	46,226
Discount promissory note receivable	-	2,774	-	2,774	2,774
Professional fees	1,283	8,450	4,822	10,671	51,130
Office costs	45	41	254	86	6,241

Total Expenses	1,328	57,491	5,076	59,757	130,426

Net Loss for the Period	(1,328)	(57,491)	(5,076)	(59,757)	(125,561)

Basic and diluted (Loss) per common share	(0.00)	(0.01)	(0.00)	(0.01)	(0.03)

Weighted Average Number of Common Shares Outstanding, basic and diluted	4,319,893	4,319,893	4,319,893	4,319,893	4,319,893

Other comprehensive income
Discount promissory note receivable at
current rate	-	-	-	-	(2,812)
Other comprehensive income	-	-	-	-	(2,812)

Comprehensive income (loss)	$(1,328)	$(57,491)	$(5,076)	$(59,757)	$(128,373)

See Accompanying Notes to Financial Statements

GOENERGY INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(Stated in U.S. Dollars)

						From Date of Inception On May 2 2001 to January 31
	For the Three Months Ended January 31		For the Six Months Ended January 31

	2008	2007	2008	2007		2008

Operating activities
Net loss for the period	$(1,328)	$(57,491)	$(5,076)	$(57,757)		$(125,561)
Item not requiring use of cash
Prepaid Expenses	-	7,990	-	7,990		-
Changes in non-cash working capital items
Accounts payable & accrued	-	49,000	-	49,000		-

Net cash (used) by operating activities	(1,328)	(501)	(5,076)	(2,767)	-	(125,561)

Investing activities	-	-	-	-		-

Financing activities
Promissory note receivable	-	-	-	-		-
Loan from related party	-	-	5,000	-		55,000

Capital stock subscribed for cash	-	-	-	-		71,645

Net cash provided by financing activities	-	-	5,000	-		126,45

Net (decrease) in cash	(1,328)	(501)	(76)	(2,767)	-	1,084

Cash and equivalents - beginning	2,412	7,259	1,160	9,525		-
Cash and equivalents - ending	$1,084	$6,758	$1,084	$6,758		$1,084

Non-cash activities Activities	-	-	-	-		-

See Accompanying Notes to Financial Statements

GOENERGY INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
Period From Inception Date of May 2, 2001 to January 31, 2008
(Expressed in U.S. Dollars)
	Number of		Additional	Other	Accumulated	Total
	Common		Paid-In	Comprehensive	(Deficit)	Stockholders’
	Shares	Amount	Capital	Income	Accumulated	Equity (Deficit)

Shares subscribed on 5/2/01
by Director for cash	2,750,000	$ 275	$ 275	$ -	$ -	$ 550
Shares issued on 7/31/01
f or cash	1,516,293	152	75,663	-	-	75,815
Finder's fee	-	-	(7,400)	-	-	(7,400)
Net loss for the year						-
ended July 31, 2001	-	-	-	-	(35,810)	(35,810)
Balance, July 31, 2001	4,266,293	427	68,538	-	(35,810)	33,155
Shares issued on July 31, 2002						-
for cash	53,600	5	2,675	-	-	2,680
Net loss for the year						-
ended July 31, 2002	-	-	-	-	(4,159)	(4,159)
Balance, July 31, 2002	4,319,893	432	71,213	-	(39,969)	31,676
Discount promissory note receivable
at current rate	-	-	-	(4,129)	-	(4,129)
Net loss for the year						-
ended July 31, 2003	-	-	-	-	(3,099)	(3,099)
Balance, July 31, 2003	4,319,893	432	71,213	(4,129)	(43,068)	24,448
Discount promissory note receivable						-
at current rate	-	-	-	2,019	-	2,019
Net loss for the year						-
ended July 31, 2004	-	-	-	-	(6,671)	(6,671)
Balance, July 31, 2004	4,319,893	432	71,213	(2,110)	(49,739)	19,796
Discount promissory note receivable						-
at current rate	-	-	-	(663)	-	(663)
Net loss for the period						-
ended July 31, 2005	-	-	-	-	(9,240)	(9,240)
Balance, July 31, 2005	4,319,893	432	71,213	(2,773)	(58,979)	9,893
Discount promissory note receivable						-
at current rate	-	-	-	(39)	-	(39)
Net loss for the period						-
ended July 31, 2006	-	-	-	-	(405)	(405)
Balance, July 31, 2006	4,319893	432	71,213	(2,812)	(59,384)	9,449
Accounting Error on deficit accumulated during the exploration stage				-	13,292	13,292
Discount promissory note receivable						-
at current rate	-	-	-	-	-

Net loss for the period						-
ended July 31, 2007	-	-	-	-	(71,581)	(71,581)
Balance, July 31, 2007	4,319,893	432	71,213	(2,812)	(117,673)	(48,840)
Accounting Error on deficit accumulated during the exploration stage						-
Discount promissory note receivable						-
at current rate	-	-	-	-	-	-
Net loss for the period						-
ended January 31, 2008	-	-	-	-	(5,076)	(5,076)
Balance, January 31, 2008	4,319,893	$ 432	$ 71,213	$ (2,812)	$ (122,749)	$ (53,916)

See Accompanying Notes to Financial Statements

GOENERGY, INC.

(A Delaware Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2008

(Expressed in U.S. Dollars)

Note 1.

BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS

(a)

The Company date of incorporation and inception was on May 2, 2001 under the Company Act of the State of Delaware, U.S.A. as an exploration stage company.  The financial statements are according to the provisions of the SFAS No.7 as an exploring for Natural Resources Company.  The Company has been primarily involved in organizational activities and has obtained an interest in certain oil and gas wells, and mining claims and intends to carry out exploration work thereon.

 (b)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses since inception of $125,561 to January 31, 2008 and has a working capital deficiency of $53,916 at January 31, 2008.  These factors create doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  The management is currently planning to raise funds to pay for ongoing costs and working capital.

After finding an accounting error on the registration of professional and audits expenses between 2003 and 2004 the accounts payable and accrued liabilities was adjusted by $13,292 reducing the Deficit, accumulated during the exploration stage by the same amount.

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

General and Administration Expenses

General and administration expenses are written off to operations when incurred.

(b)

Basis of Presentation

These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

(c)

Translation of Foreign Currency

The functional currency and the reporting currency is the United States Dollar.

Monetary assets and liabilities are translated at the current rate of exchange.

The weighted average exchange rate for the period is used to translate revenue,

expenses, and gains or losses from the functional currency to the reporting currency. Gains or losses from foreign currency transactions are recognized in current net income. Fixed assets are measured at historical exchange rates that existed at the time of the transaction.  Depreciation is measured at historical exchange rates that existed at the time the underlying fixed asset was acquired.

Capital accounts are translated at their historical exchange rates when the capital stock is issued.

(d)

Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the year ended October 31, 2007 and 2006 is as follows:

	January 31
	2008	2007
Basic weighted average shares	4,319,893	4,319,893
Effect of dilutive securities	-	-
Dilutive potential common shares	4,319,893	4,319,893

Net Profit (Loss) per share - Basic	(0.00)	(0.01)
Net Profit (Loss) per share - Diluted	(0.00)	(0.01)

(e)

Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are charged to operations in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

Mining properties are, upon commencement of production, amortized over the estimated life or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company has significant influence but not joint control are accounted for using the equity method.

Site Restoration and Post Closure Costs

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

Environment Remedial Liability

SOP 96-1 provides accounting guidance for environmental remedial liabilities.  The Company does not own any properties that are subject to environmental remedial liabilities.

(f)

Segment Reporting

SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports.  Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance.  Two or more operating segments may be aggregated into a single operating segment provided aggregation is consistent with objective an basic principles of SFAS No.131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No.131. SFAS No.131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the Company’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

Segmented information of the Company’s identifiable assets and operating activities, is as follows:

January 31, 2008	Canada	U.S.	Total
Current assets	$1,084	$-	$1,084
Promissory note receivable	-	-	-
Total Assets	$1,084	$-	$1,084

Investment income	$-	$-	$-
Mineral property expenses	-	-	-
General and administration expenses	(5,076)	-	(5,076)
Discount promissory note receivable
at current rate	-	-	-
Net (loss) for the period	$(5,076)	$-	$(5,076)

January 31, 2008	Canada	U.S.	Total
Current assets	$6,758	$-	$6,758
Promissory note receivable	-	-	-
Total Assets	$6,758	$-	$6,758

Investment income	$-	$-	$-
Mineral property expenses	-	-	-
General and administration expenses	(59,757)	-	(59,757)
Discount promissory note receivable
at current rate	-	-	-
Net (loss) for the period	$(59,757)	$-	$(59,757)

Note 3.

EXPLORATION EXPENDITURES

(a)

Oil and Gas Properties

During the year ended July 31, 2002, the Company purchased from International Oil and Gas Inc. a Texas company, a 1% working interest and 0.78% net revenue interest in an oil and gas lease in the wellbore and production of the Mesa Wood No. 1 property, Texas.  Total consideration was $7,500 and the Company is to bear 1% of the working interest costs.  The Company estimates the total costs associated with drilling a test well to be $463,547 for which the Company will be responsible for 1% or $4,635.  At January 31, 2008, the well was in the early stages of production and no significant revenue has been received by the Company to date.

By letter agreement dated March 10, 2002, the Company acquired an option from International Oil and Gas Inc. whereby the Company may acquire a 25% working interest and a 19.5% net revenue interest in an oil and gas well to be drilled in Hood County, Texas.  Total consideration for this option is $10,000 and the Company is to bear all costs associated with the drilling, testing, completing and equipping of the well.  The Company estimates the total costs associated with the drilling of a test well will be $463,500, including completion costs.  Drilling must commence on or before October 31, 2002 and be completed within 120 days from commencement.  The terms of payment of the consideration are as follows:

(i)

payment of $2,500 upon signing of the agreement (paid);

(ii)

payment of $2,500, on or before May 30, 2002 (paid); and

(iii)

payment of $5,000 by the earlier of commencement of drilling and October 31, 2002 (payment of the $5,000 by October 31, 2002 will extend the date drilling must commence from October 31, 2002 to on or before February 15, 2003).  By an agreement dated February 13, 2003 between the Company and International Oil and Gas Inc. for consideration of the $5,000 and an additional $2,500 (both amounts were paid February 27, 2003) the date the Company must commence drilling is extended to February 15, 2004.  As at January 31, 2008, drilling has not commenced.

(b)

Mineral Claims

On April 2, 2005, the Company entered into a purchase agreement with David Heyman to purchase 100% interest of two contiguous mineral claims, covering 377.363 hectares, referred to as the Eagle Mineral Claims in the New Westminster mining division, near Harrison Lake, British Columbia, Canada for $4,000.  The recorded holder of the claims is David Heyman and the due date of the claims is March 31, 2006.  An engineering report dated April 2005 recommends an exploration budget in Phase 1 of $4,152 ($6,190Cdn) to cover reconnaissance, mapping and sampling.

Note 4.

RELATED PARTY TRANSACTIONS

The President, a director and shareholder of the Company, during the year ended July 31, 2002, loaned $20,000 later in 2005 loaned $5,000, on July 20, 2006 loaned $15,000, $10,000 on April 12, 2007; and on August 13, 2007, loaned $5,000 to the Company, respectively, as demand non-interest bearing loans.

With no specific terms of repayment, the amount of $55,000 is owed by the Company at January 31, 2008.

Note 5.

PROMISSORY NOTE RECEIVABLE

The Company was committed to pay $85,000 to an independent consultant to take the Company public.  The Company had paid $49,000, of which $14,000 was paid during the year ended July 31, 2002 and $35,000 was paid during the period from inception (May 2, 2001) to July 31, 2001.  The contract was terminated during the year ended July 31, 2002 and the consultant agreed to repay the company $49,000, secured by a non-interest bearing promissory note.  The $49,000 promissory note receivable was written off on January 31, 2007; however, GoEnergy, Inc. will pursue to obtain the payment.

Note 6.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at January 31, 2008 for pension, post-employment benefits or postretirement benefits.  The Company does not have a pension plan.

Note 7.

   FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, promissory note receivable and current liabilities.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial statements approximates their carrying values.

Note 8.

INCOME TAXES

The Company has losses that total $125,561 for income tax purposes as at January 31, 2008.  There are no current or deferred tax expenses for the period ended January 31, 2008, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2008	2007

Deferred tax assets	$42,691	$36,002
Valuation allowance	$(42,691)	$(36,002)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the periods ended January 31, 2008 and 2007 is as follows:

	2008	2007

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at January 31, 2008 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION ARE WHAT ARE KNOWN AS “FORWARD-LOOKING STATEMENTS,” WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE.  FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE.  WORDS SUCH AS “PLANS,” “INTENDS,” “WILL,” “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS,” AND THE LIKE, OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT.  SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS.  NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES, OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS.  THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-QSB AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.  NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Overview

GoEnergy, Inc. (“us,” “we,” the “Company,” “GoEnergy”) was incorporated on May 2, 2001 under the laws of the State of Delaware. After raising initial capital for operations between May 2, 2001 and July 31, 2001, GoEnergy commenced reviewing various oil and gas property acquisition opportunities.  The initial capital for GoEnergy was raised through a private placement offering pursuant to Regulation S of the Securities Act of 1933.

In March 2002, GoEnergy acquired interests in two oil and natural gas exploration properties in Texas.  We paid $12,500 for one interest and $7,500 for the other interest.  The money for these interests came from the working capital of the GoEnergy, which consisted of money from a private placement and loans from GoEnergy’s President.    GoEnergy lost its rights to explore the properties after its joint venture partner, International Oil and Gas, lost its rights to the properties.  The rights to explore and exploit the properties were held by International Oil and Gas, who then granted GoEnergy a sublease to explore and exploit the properties.  GoEnergy did not spend any funds on any drilling or operations on either of the properties.

On April 2, 2005, GoEnergy purchased two mineral claims near Harrison Lake, British Columbia, Canada (collectively referred to as the “Eagle Property”) for a price of $4,000.  The money used to purchase these claims came from the working capital of GoEnergy, which consisted of money from a private placement and loans from GoEnergy’s President.  GoEnergy has not yet begun exploration on this property, but it intends to explore the Eagle Property to look for lead, zinc, copper, silver or gold deposits.  The Eagle Property has no known mineral reserves.

GoEnergy plans to commence operations in the mineral exploration business. To date, it has not conducted any exploration activities.

GoEnergy is currently in the exploration stage. It plans to ultimately engage in the exploration of mineral properties and to exploit mineral reserves it discovers, if any, that demonstrate economic feasibility, if any.

We have not had any revenue since our formation.

Plan Of Operation

Our business plan is to proceed with the exploration of the Eagle Property to determine whether it contains commercially exploitable reserves of gold, silver or other metals.

We intend to explore the Eagle Property in three separate phases.

Phase One

The first phase of exploration will be to engage a geologist and field assistant as independent contractors to take approximately thirty surface samples on the property.  The surface samples will be used to identify areas with visual mineralization and to map the property. As part of this phase of exploration, the geologist will also prepare a written report about the samples for GoEnergy.  Management will review the report and determine whether further exploration on the Eagle Property is warranted.  If so, GoEnergy will proceed to Phase Two of the exploration plan.  If further exploration is not warranted, GoEnergy will cease operations on the Eagle Property and begin looking for another mineral exploration property or for other business opportunities.  Neither the geologist nor the field assistant has been hired.  We expect that this phase will take approximately four days of fieldwork to complete, as well as approximately 30 days for data compilation and preparation of the written report.

We anticipate that the first exploration stage will cost approximately $6,200.  We do not currently have a time table for completion of this phase of exploration because we do not currently have the necessary funds available to commence this phase of exploration.

Phase Two

If warranted by the results of the first phase of exploration, the second phase of exploration will involve hiring a geologist as an independent contractor to collect and analyze approximately 100 additional samples from the property.  As part of this phase of exploration, the geologist will extend the soil grid (that was begun in 1992) further south, map the rest of the property and prepare an additional written report. The soil grid will help to determine the origin of the boulders and extensions of mineralized area seen on the Eagle Property.

Management will review the report and determine whether further exploration on the Eagle Property is warranted.  If so, GoEnergy will proceed to Phase Three of the exploration plan.  If further exploration is not warranted, GoEnergy will cease operations on the Eagle Property and begin looking for another mineral exploration property or for other business opportunities.

If we determine that the second phase of exploration is warranted, we anticipate that it will cost approximately $16,500 to complete and will take approximately 6 weeks to complete.  We do not currently have a time table for completion of the second phase of exploration because the first phase has not yet been completed and because we do not currently have the necessary funds available to commence the second  phase of exploration.

Phase Three

If warranted by the results of the second phase of exploration, the third phase of exploration will involve hiring a geologist as an independent contractor to collect and analyze approximately 800 additional samples from the property and to use trenching and geophysics to compile a report on the property. . Ground-based geophysics is a technique for exploring for minerals using electromagnetic impulses and the various resistances of the rocks to the conduction of the electromagnetic signals generated by the equipment.  The conductivity of the rocks is compared to known rock formations to help indicate the types of rock that may be found underground where the geophysical work is done.

Management will review the report and determine whether further exploration on the Eagle Property is warranted or whether sufficient information has been obtained to indicate that it would be economically feasible to put the property into commercial production.   If further exploration or the commencement of commercial production is not warranted, GoEnergy will cease operations on the Eagle Property and begin looking for another mineral exploration property or for other business opportunities.

If we determine that the third phase of exploration is warranted, we anticipate that it will cost approximately $126,500 and will take approximately 4-6 months to complete.  We do not currently have a time table for completion of the third phase of exploration because the first two phases have not yet been completed and because we do not currently have the necessary funds available to commence the third phase of exploration.

Our cash reserves are not sufficient to pay our expenses for the remainder to the current fiscal year or for the twelve months following the date of this report, nor do we have funds available to commence any of the three phases of exploration described above.  As a result, we will need to seek additional funding in the near future.

We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding, if available, will be either in the form of equity financing from the sale of our common stock or in the form of a short-term loan from our president, although no such arrangement has, as yet, been made and he is under no obligation to provide such loan. As a result, at this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our president to meet our obligations over the next twelve months or the commence any of the planned phases of exploration.

We are not involved in any research and development on the Eagle Property.  Also, as we are in the exploration phase, we do not anticipate purchasing any plants or significant equipment.  In the event that we did discover a mineral deposit, of which there is no guarantee, we would need to expend substantial amounts of capital to put the Eagle Property into production, if so warranted.  The amount of such expenditures is indeterminable at this time, as we do not have any exploitable ore reserves and, considering the current stage of exploration on the properties, have no way to determine such expenditures.  Such expenditures are dependent upon the size of the ore body (if any), the grade of the ore and the type of mining that is required to extract any minerals that may be found.  Regardless, we do not have enough capital available to us to make any such expenditures that would be required to put any mineral property into production, and we therefore would have to raise the additional capital or, if possible, enter into a joint venture for the production phase.  If we were to form a joint venture, we cannot assess what our final position in the project would be.  We do not have any sources of capital available to us at this time to fund such a project if one should be discovered.

Liquidity and Capital Resources

As of January 31, 2008, the Company remains in the exploration stage.  As of January 31, 2008, the Company’s balance sheet reflects total assets of $1,084, and total current liabilities of $55,000.  The Company has cash on hand of $1,084 and a deficit accumulated in the development stage of $122,749.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of January 31, 2008 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

(a)

The following exhibits are filed herewith:

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOENERGY, INC.

/s/ Strato Malamas
President, Chief Executive Officer

Date: April 23, 2008

/s/ Strato Malamas

Principal Financial Officer, Principal Accounting Officer

Date: April 23, 2008