Form 10QSB
period 2008-04-30
GOENERGY INC
filed 2008-06-18
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

GOENERGY, INC.

 (Name of small business issuer in its charter)

Delaware	1041	98-0357690
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

# 2129 - 4951 Netarts Highway West Tillamook Oregon 97141 - 9467
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: (888) 550-4214

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At April 30, 2008, the following shares were outstanding: 4,319,893.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The financial statements of GoEnergy, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form S-1/A filed with the Securities and Exchange Commission  on March 11, 2008.

    GOENERGY INC.

 (An Exploration Stage Company)

 FINANCIAL STATEMENTS

     THIRD QUARTER

    APRIL 30, 2008

    (Stated in US Dollars)

GOENERGY INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Balance Sheets
(Stated in U.S. Dollars)

	April 30	July 31
ASSETS	2008	2007
Current Assets
Cash and cash equivalents	$2,880	$1,160

TOTAL CURRENT ASSETS	2,880	1,160
Promissory note receivable (Note 5)	-	-
Less: discount to fair value	-	-

TOTAL ASSETS	$2,880	$1,160

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Loan from related party (Note 4)	$65,000	$50,000
TOTAL CURRENT LIABILITIES	65,000	50,000

Stockholders' Equity

Preferred Shares authorized
20,000,000 at $0.0001par value

Common Shares authorized
80,000,000 at $0.0001 par value
Issued
4,319,893 common shares	432	432

Additional paid-in capital	71,213	71,213

Other Accumulated Comprehensive Income	(2,812)	(2,812)
Deficit, accumulated during the exploration stage	(130,953)	(117,673)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(62,120)	(48,840)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,880	$1,160
The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Statements of Operations
(Stated in U.S. Dollars)
						From Date
						of Inception
	For the Three		For the Nine			On May 2,
	Months Ended		Months Ended			2001 to
	April 30		April 30			April 30
	2008	2007	2008		2007	2008

Investment income	$-	$-	$-		$-	$4,865

Mineral Property Expenses	-	-	-		-	24,055

General and Administration Expenses
Bad debt on promissory note	-	-	-		46,226	46,226
Discount promissory note receivable	-	-	-		-	2,774
Professional fees	7,873	6,902	12,860		17,574	59,003
Office costs	331	50	420		136	6,572

Total Expenses	8,204	6,952	13,280	#	63,936	138,630
Net Loss for the Period	(8,204)	(6,952)	(13,280)		(63,936)	(133,765)

Basic and diluted (Loss) per common share	(0.00)	(0.00)	(0.00)		(0.01)	(0.03)

Weighted Average Number Of Common Shares Outstanding, basic and diluted	4,319,893	4,319,893	4,319,893		4,319,893	4,319,893
Other comprehensive income
Discount promissory note receivable
at current rate	-	-	-		-	(2,812)
Other comprehensive income	-	-	-		-	(2,812)

Comprehensive income (loss)	$(8,204)	$(6,952)	$(13,280)		$(63,936)	$(136,577)

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(Stated in U.S. Dollars)
					From Date
					of Inception
	For the Three		For the Nine			On May 2,
	Months Ended		Months Ended			2001 to
	April 30		April 30			April 30
	2008	2007	2008	2007		2008

Operating activities
Net loss for the period	$(8,204)	$(6,952)	$(13,280)	$(63,936)		$(133,765)
Item not requiring use of cash
Prepaid Expenses	-	-	-	7,990		-
Changes in non-cash working capital items
Accounts payable & accrued	-	(1,000)	-	45,227		-

Net cash (used) by operating activities	(8,204)	(7,952)	(13,280)	(10,719)	-	(133,765)

Investing activities	-	-	-	-		-

Financing activities
Promissory note receivable	-	-	-	-		-
Loan from related party	10,000	10,000	15,000	10,000		65,000

Capital stock subscribed for cash	-	-	-	-		71,645

Net cash provided by financing activities	10,000	10,000	15,000	10,000		136,645

Net (decrease) in cash	1,796	2,048	1,720	(719)	-	2,880

Cash and equivalents – beginning	1,084	6,758	1,160	9,525		-

Cash and equivalents – ending	$2,880	$8,806	$2,880	$8,806		$2,880

Non-cash activities Activities	-	-	-	-		-

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
Period From Inception Date of May 2, 2001 to January 31, 2008
(Expressed in U.S. Dollars)

	Number of		Additional	Other		Total
	Common		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	(Deficit)	Equity (Deficit)

Shares subscribed on 5/2/01
by Director for cash	2,750,000	$ 275	$ 275	$ -	$ -	$ 550
Shares issued on 7/31/01						-
for cash	1,516,293	152	75,663	-	-	75,815
Finder's fee	-	-	(7,400)	-	-	(7,400)
Net loss for the year						-
ended July 31, 2001	-	-	-	-	(35,810)	(35,810)
Balance, July 31, 2001	4,266,293	427	68,538	-	(35,810)	33,155
Shares issued on July 31, 2002						-
for cash	53,600	5	2,675	-	-	2,680
Net loss for the year						-
ended July 31, 2002	-	-	-	-	(4,159)	(4,159)
Balance, July 31, 2002	4,319,893	432	71,213	-	(39,969)	31,676
Discount promissory note receivable						-
at current rate	-	-	-	(4,129)	-	(4,129)
Net loss for the year						-
ended July 31, 2003	-	-	-	-	(3,099)	(3,099)
Balance, July 31, 2003	4,319,893	432	71,213	(4,129)	(43,068)	24,448
Discount promissory note receivable						-
at current rate	-	-	-	2,019	-	2,019
Net loss for the year						-
ended July 31, 2004	-	-	-	-	(6,671)	(6,671)
Balance, July 31, 2004	4,319,893	432	71,213	(2,110)	(49,739)	19,796
Discount promissory note receivable						-
at current rate	-	-	-	(663)	-	(663)
Net loss for the period						-
ended July 31, 2005	-	-	-	-	(9,240)	(9,240)

Balance, July 31, 2005	4,319,893	432	71,213	(2,773)	(58,979)	9,893
Discount promissory note receivable						-
at current rate	-	-	-	(39)	-	(39)
Net loss for the period						-
ended July 31, 2006	-	-	-	-	(405)	(405)
Balance, July 31, 2006	4,319,893	432	71,213	(2,812)	(59,384)	9,449
Accounting Error on deficit accumulated during the exploration stage				-	13,292	13,292
Discount promissory note receivable						-
at current rate	-	-	-	-	-	-
Net loss for the period						-
ended July 31, 2007	-	-	-	-	(71,581)	(71,581)
Balance, July 31, 2007	4,319,893	432.00	71,213.00	(2,812)	(117,673)	(48,840)
Accounting Error on deficit accumulated during the exploration stage						-
Discount promissory note receivable						-
at current rate	-	-	-	-	-	-
Net loss for the period						-
ended April 30, 2008	-	-	-	-	(13,280)	(13,280)
Balance, January 31, 2008	4,319,893	$ 432	$ 71,213	$ (2,812)	$ (130,953)	$ (62,120)

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.

(A Delaware Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2008

(Expressed in U.S. Dollars)

Note 1.

BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS

(a)

The Company date of incorporation and inception was May 2, 2001 under the Company Act of the State of Delaware, U.S.A. as an exploration stage company.  The financial statements are according to the provisions of the SFAS No.7 as an exploring for Natural Resources Company.  The Company has been primarily involved in organizational activities and has obtained an interest in certain oil and gas wells, and mining claims and intends to carry out exploration work thereon.

 (b)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses since inception of $133,765 to April 30, 2008 and has a working capital deficiency of $62,120 at April 30, 2008.  These factors create doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  The management is currently planning to raise funds to pay for ongoing costs and working capital.

After finding an accounting error on the registration of professional and audits expenses between 2003 and 2004 the accounts payable and accrued on liabilities was adjusted by $13,292 reducing the Deficit, accumulated during the exploration stage by the same amount.

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

GOENERGY, INC.

(A Delaware Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2008

 (Expressed in U.S. Dollars)

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Computation of basic and diluted weighted average of shares outstanding for the year ended April 30, 2008 and 2007 is as follows:

	April 30
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

Site Restoration and Post Closure Costs

GOENERGY, INC.

(A Delaware Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2008

 (Expressed in U.S. Dollars)

Note 2.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are charged to operations over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

(f)

Mining Properties and Exploration Costs (Cont’d)

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

Segmented information of the Company’s identifiable assets and operating activities, is as follows:

GOENERGY, INC.

(A Delaware Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2008

 (Expressed in U.S. Dollars)

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

April 30, 2008	Canada		U.S.	Total
Current assets	$2,880		$-	$2,880
Promissory note receivable	-	-	-
Total Assets	$2,880		$-	$2,880

Investment income	$-		-	-
Mineral property expenses	-		-	-
General and administration expenses	(13,280)		-	(13,280)
Discount promissory note receivable
at current rate	-		-	-
Net (loss) for the period	$(13,280)		$-	$(13,280)

(f)

Segment Reporting (Cont’d)

April 30, 2007	Canada		U.S.	Total
Current assets	$8,806		$-	$8,806
Promissory note receivable	-	-	-
Total Assets	$8,806		$-	$8,806

Investment income	$-		-	-
Mineral property expenses	-		-	-
General and administration expenses	63,936		-	63,936
Discount promissory note receivable
at current rate	-		-	-
Net (loss) for the period	$63,936		$-	$63,936

Note 3.

EXPLORATION EXPENDITURES

(a)

Oil and Gas Properties

During the year ended July 31, 2002, the Company purchased from International Oil and Gas Inc. a Texas company, a 1% working interest and 0.78% net revenue interest in an oil and gas lease in the wellbore and production of the Mesa Wood No. 1 property, Texas.  Total consideration was $7,500 and the Company is to bear 1% of the working interest costs.  The Company estimates the total costs associated with drilling a test well to be $463,547 for which the Company will be responsible for 1% or $4,635.  At April 30, 2008, the well was in the early stages of production and no significant revenue has been received by the Company to date.

GOENERGY, INC.

(A Delaware Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2008

 (Expressed in U.S. Dollars)

Note 3.

EXPLORATION EXPENDITURES (cont’d)

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

(a)

Oil and Gas Properties (cont’d)

(i)

payment of $2,500 upon signing of the agreement (paid);

(ii)

payment of $2,500, on or before May 30, 2002 (paid); and

(iii)

payment of $5,000 by the earlier of commencement of drilling and October 31, 2002 (payment of the $5,000 by October 31, 2002 will extend the date drilling must commence from October 31, 2002 to on or before February 15, 2003).  By an agreement dated February 13, 2003 between the Company and International Oil and Gas Inc. for consideration of the $5,000 and an additional $2,500 (both amounts were paid February 27, 2003) the date the Company must commence drilling is extended to February 15, 2004.  As at April 30, 2008, drilling has not commenced.

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

Note 4.

RELATED PARTY TRANSACTIONS

The President, a director and shareholder of the Company, during the year ended July 31, 2002, loaned $20,000 later in 2005 loaned $5,000, on July 20, 2006 loaned $15,000, $10,000 on April 12, 2007; and on August 13, 2007, loaned $5,000 and on February 18, 2008 loaned $10,000 to the Company, respectively, as demand non-interest bearing loans with no specific terms of repayment.

GOENERGY, INC.

(A Delaware Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2008

 (Expressed in U.S. Dollars)

Note 4.

RELATED PARTY TRANSACTIONS  (cont’d)

The amount of $65,000 is owed by the Company at April 30, 2008.

Note 5.

PROMISSORY NOTE RECEIVABLE

The Company was committed to pay $85,000 to an independent consultant to take the Company public.  The Company had paid $49,000, of which $14,000 was paid during the year ended July 31, 2002 and $35,000 was paid during the period from inception (May 2, 2001) to July 31, 2001.  The contract was terminated during the year ended July 31, 2002 and the consultant agreed to repay the company $49,000, secured by a non-interest bearing promissory note.  The $49,000 promissory note receivable was written off on January 31, 2007; however, GoEnergy Inc. will pursue to obtain the payment.

Note 6.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at April 30, 2008 for pension, post-employment benefits or postretirement benefits.  The Company does not have a pension plan.

Note 7.

   FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, promissory note receivable and current liabilities.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial statements approximates their carrying values.

GOENERGY, INC.

(A Delaware Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2008

 (Expressed in U.S. Dollars)

Note 8.

INCOME TAXES

The Company has losses that total $133,765 for income tax purposes as at April 30, 2008.  There are no current or deferred tax expenses for the period ended April 30, 2008, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2008	2007

Deferred tax assets	$45,480	$38,365
Valuation allowance	$(45,480)	$(38,365)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the periods ended April 30, 2008 and 2007 is as follows:

	2008	2007

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2008 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

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

Liquidity and Capital Resources

As of April 30, 2008, the Company remains in the exploration stage.  As of April 30, 2008, the Company’s balance sheet reflects total assets of $2,880, and total current liabilities of $65,000.  The Company has cash on hand of $2,880 and a deficit accumulated in the exploration stage of $62,120.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of April 30, 2008 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended April 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

GOENERGY, INC.

/s/ Strato Malamas
President, Chief Executive Officer

Date: June 12, 2008

/s/ Strato Malamas

Principal Financial Officer, Principal Accounting Officer

Date: June 12, 2008