Form 10-K
period 2008-07-31
GOENERGY INC
filed 2008-10-02
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

GOENERGY, INC.

(Name of small business issuer in its charter)

Delaware	1041	98-0357690
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

# 2129 - 4951 Netarts Highway West Tillamook Oregon 97141 - 9467
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: (310) 600-8757

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act [  ] Yes [ X ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not  contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of September 25, 2008, the Company had 4,319,893 shares issued and outstanding.

PART I

ITEM 1. PROPERTIES

Summary

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

In March 2002, we acquired a 25% working interest and a 19.50% net revenue interest in oil and gas leases located in Hood County, Texas. In the same month, we also acquired a 1% working interest, and corresponding 0.78% net revenue interest, in another property located in Hood County known as the Tolar Property.  Tests performed on the properties did not indicate a commercial potential for either property so operations were ceased on both properties.  GoEnergy has abandoned its interest in the Hood County Property and in the Tolar Property.

In March 2005, Dave Heyman staked a property claim for us in British Columbia, Canada, known as the Eagle Property.  On April 2, 2005, we purchased a 100% interest in this property from Mr. Heyman for $4,000, which was paid on that date.  The funds for this purchase came from GoEnergy’s working capital, which consisted of funds from a private placement and loans from the President.

In 2001, we hired an independent consultant, Jack Upton, to guide GoEnergy through the process of becoming a public company. After the process was initiated, management determined that this consultant did not have the expertise for which GoEnergy had hoped, and his contract was terminated. The consultant was paid a total of $49,000 before his contract was terminated.  He agreed to repay these funds, and the obligation was secured by a promissory note.  To date we have not received any funds secured by the promissory note. On January 30, 2007, the consultant passed away suddenly, and GoEnergy will be making a claim against his estate.

We are currently in the exploration stage. We plan to ultimately engage in the exploration of mineral properties and to exploit mineral reserves we discover that demonstrate economic feasibility, if any. We have no plans to merge with or acquire another business entity.

Previous Exploration Properties

We own a 1% working interest, and corresponding 0.78% net revenue interest in an oil and gas lease covering 40 acres located three miles south of Tolar, Hood County, Texas, known as the Tolar Property. In addition, we acquired a 25% working interest and corresponding 19.5% net revenue interest in a 111.89-acre lease located in Hood County, known as the Hood County Prospect. A “working interest” relates to the gross percentage that the holder of the interest must pay for expenses relating to the property or will receive from proceeds of the property. The “net revenue interest” is the “working interest” less any leasehold royalty interests held by third parties.

The Tolar Property and the Hood County Prospect are located approximately three miles south of the town of Tolar in southwestern Hood County, Texas. The area is bound by the Hood County line on the west and Highway 56 on the east. The north line is approximately one mile north of Highway 377 near Tolar, Texas and extends to the town of Paluxy on the south.

International Oil and Gas, Inc. leased the rights to extract oil and gas from both of these properties.  In 2004, International Oil and Gas ceased to hold these leases, and our agreements with International Oil and Gas were terminated.  Consequently, any interest we had in the properties was terminated.

Tolar Property

Pursuant to an Assignment of Oil and Gas Lease dated April 18, 2002, we acquired an undivided 1% working interest, and corresponding 0.78% net revenue interest in an oil and gas lease covering 40 acres located three miles south of Tolar, Hood County, Texas for consideration of $7,500 paid to International Oil and Gas, Inc., a private Delaware company. One of our directors, James Michael Stewart, acts as the president of International Oil and Gas, Inc.

In order to maintain our 1% working interest in the property, we were required to fund 1% of all costs associated will the drilling of a test well on the property. The cost of this test well was estimated to be $463,547. International Oil and Gas, Inc. was responsible for the remaining 99% of the drilling costs relating to the Tolar property. GoEnergy abandoned this property because International Oil and Gas lost the rights to extract minerals from the properties.  GoEnergy’s interest in the property was a sublease from International Oil and Gas so GoEnergy lost its rights when International Oil and Gas lost its rights.  GoEnergy did not expend any funds on operations, drilling, or exploration on the Tolar Property.

Hood County Prospect

Pursuant to a separate farmout agreement dated March 10, 2002, as amended, we paid $12,500 to International Oil and Gas, Inc. in consideration of it granting to us a 25% working interest and corresponding 19.5% net revenue interest in a 111.89 acre land parcel located in Hood County, Texas. These funds came from our working capital.  One of our directors, James Michael Stewart, acts as president of International Oil and Gas, Inc.

In order to maintain our 25% working interest in the property, we were required to fund 100% of all costs associated with the drilling of a test well on the property. The cost of this test well was estimated to be $463,500, including completion costs.   Our agreement with International Oil and Gas, Inc. required us to commence, or cause to be commenced, the drilling of the well by February 15, 2004.  However, our agreement with International Oil and Gas was terminated after that company ceased to lease the right to extract minerals from the property.  GoEnergy’s interest in the property was a sublease from International Oil and Gas so GoEnergy lost its rights when International Oil and Gas lost its rights.  GoEnergy did not expend any funds on operations, drilling, or exploration on the Hood County Prospect.

Current Property

On April 2, 2005, we purchased two mineral claims on a property near Harrison Mills, British Columbia (the “Eagle Property”).  We purchased these claims from Dave Heyman for $4,000.  The funds to purchase these claims came from our general working capital.

The Eagle Property is without known reserves. Our proposed exploration programs are exploratory in nature.

Location

The property is located approximately 38 km north of Harrison Mills in southwestern, British Columbia within the New Westminster Mining Division within the Coastal Mountains and consists of two claims totaling 377.363 hectares (approximately 932.48 acres).

The Eagle Property can be accessed from Harrison Mills by well-maintained logging roads, which provide access to various parts of the property.  The higher elevations on the property can only be reached on foot or by a helicopter.  Elevations range from 2,000 to 4,500 feet above sea level, and the topography is moderately steep.   The following maps illustrate the location.

HARRISON
LAKE
Mystery Creek
Eagle
Claims
Hale Creek
Long
Island
Mt McRae
Mt Downing
Chehalis Lake
Cartmell Creek
Mt Klauot
Mt Keenan
Echo Island
Chehalis River
Harrison
Hot Springs
N
0 km
8 km
SCALE
BRITISH
COLUMBIA
Eagle
Claims
Vancouver

GoEnergy Inc.

EAGLE PROPERTY
New Westminster Mining Division,
British Columbia
NTS 092G/9E

LOCATION MAP

Date: April 2005	Figure No. 1

Shrew
Showing
R-2, 3 &4
R-1
EAGLE
Zn-Cu
Showing
EAGLE
2
ACCESS ROAD
Eagle Creek
0 m
SCALE
800 m

Claim Boundary

1992 Float Discoveries

R-1 -0.113%Cu, 0.59% Zn, 4.7 g/t Ag

R-2 - 2.33%Cu, 5.5%Zn, 3.99% Pb, .28g/t Au, 115.5 g/t Ag

R-3 - 2.68%Cu, 4.43%Zn, 2.58%Pb, .31g/t Au, 95.3 g/t Ag

R-4 -1.11%Cu, 0.8%Zn, 0.6%Pb, 0.2g/tAu, 27.6 g/t Ag

1992 Soil Grid

GoEnergy Inc.	
EAGLE PROPERTY New Westminster Mining Division, British Columbia NTS 092G/9E	
PROPERTY MAP	
Date: April 2005	Figure No. 2

Claim Status

Tenure Number/ Name	Recording Date	Due Date	Mining Division	Number of Hectares
509975 Eagle	March 31, 2005	June 1, 2007	New Westminster	314.465
509976 Eagle 2	March 31, 2005	June 1, 2007	New Westminster	62.898

History

Since 1972, sporadic exploration has occurred on the Eagle Property.  Small work programs consisting of prospecting, geochemical soil sampling, stream sampling, mapping, geophysics and prospecting have occurred. Geophysics is a technique for exploring for minerals using electromagnetic impulses and the various resistances of the rocks to the conduction of the electromagnetic signals generated by the equipment.  The conductivity of the rocks is compared to known rock formations to help indicate the types of rock that may be found underground where the geophysical work is done.

In 1972, 1976, and 1977, Chevron Canada, Ltd. performed limited exploration activities on the Eagle Property.  Some of these activities were geochemical sampling, geological mapping and reconnaissance prospecting.  Several areas of massive to semi massive pyrite was isolated during this work program, most of which have coincident but untested copper, lead, and zinc geochemical anomalies.  There were only a few assays returned for gold. Chevron had kept the property in good standing for several years and later allowed it to lapse.

The Eagle Property was restaked by Mr. J. Cuttle on April 23, 1989.  In 1991, Cuttle performed stream sediment sampling, rock sampling, and reconnaissance sampling and mapping.  These activities were only performed on a small portion of the Eagle Property.  In 1992, Cuttle performed work consisting of prospecting, soil sampling and geological mapping.  A soil grid was taken over the area.

Geology

The Eagle Property is without known reserves. Our proposed exploration programs are exploratory in nature.

Glossary of geological terms:

Alteration:  Any change in the mineralogic composition of a rock brought about by physical or chemical means, esp. by the action of hydrothermal solutions; also, a secondary, i.e., supergene, change in a rock or mineral. Alteration is sometimes considered as a phase of metamorphism, but is usually distinguished from it because of being milder and more localized than metamorphism is generally thought to be.

Amygdaloidal:  Said of rocks containing amygdules and of the structure of such rocks; e.g., certain basaltic lava sheets on Keweenaw Point, Lake Superior, which have amygdules filled with native copper, and are important sources of the metal.

Amygdule: A gas cavity or vesicle, in an igneous rock, that is filled with such secondary minerals as calcite, quartz, chalcedony, or a zeolite.

Argillite:  A compact rock, derived either from mudstone (claystone or siltstone), or shale, that has undergone a somewhat higher degree of induration than mudstone or shale but is less clearly laminated and without its fissility, and that lacks the cleavage distinctive of slate.

Block (fault):  A type of normal fault in which the crust is divided into structural or fault blocks of different elevations and orientations.

Chalcopyrite:  A mineral, a sulphide of copper and iron, CuFeS2; sometimes called copper pyrite or yellow copper ore.

Conformable:  Successive beds or strata are conformable when they lie one upon another in unbroken and parallel order and no disturbance or denudation took place at the locality while they were being deposited. If one set of beds rests upon the eroded or the upturned edges of another, showing a change of conditions or a break between the formations of the two sets of rocks, they are unconformable.

Cretaceous:  Name applied to the third and final period of the Mesozoic Era. Extensive marine chalk beds were deposited during this period which covered the span of time between 65 and 136 million years before present.

Diorite:  Coarse-grained igneous rock with composition of andesite (no quartz or orthoclase feldspar), composed of 75 percent plagioclase feldspars and balance ferromagnesian silicates.

Disseminated: Said of a mineral deposit (esp. of metals) in which the desired minerals occur as scattered particles in the rock, but in sufficient quantity to make the deposit an ore. Some disseminated deposits are very large.

Dyke:  A tabular igneous intrusion or pluton that cuts across the planar structures of the surrounding rock.

Fault:  Surface or zone of a rock fracture or rupture along which has been displacement or differential movement.

Feldspar:  A monoclinic or triclinic mineral with the general formula XZ4 O 8 where (X= Ba,Ca,K,Na,NH4 ) and (Z= Al,B,Si); a group containing two high-temperature series, plagioclase and alkali feldspar; the most widespread of any mineral group constituting 60% of the Earth's crust, feldspar occurs in all rock types and decomposes to form much of the clay in soil.

Felsic:  A term applied to light-colored rocks containing an abundance of felsdspar, quartz and muscovite. Also applied to the minerals themselves.

Fresh:  Said of a rock surface that has not been subjected to or altered by surface weathering – such as rock newly exposed by breaking or fracturing.

Gossan:  An iron-bearing weathered product overlying a sulphide deposit. It is formed by the oxidation of sulphide minerals and the leaching-out of the sulphur and most metals, leaving hydrated iron oxides and rarely sulfates.

Hydrothermal alteration:  Alteration of rocks or minerals by the reaction of naturally-heated hot water with preexisting solid phases.

Induration: The hardening of a rock or rock material by heat, pressure, or the introduction of cementing material; the process by which relatively consolidated rock is made harder or more compact; lithification.

Intrusive: Of or pertaining to intrusion of magma (molten rock) into pre-existing rock - both the processes and the rock so formed.

Jurassic:  The second period of the Mesozoic Era (after the Triassic and before the Cretaceous), thought to have covered the span of time between 190 million years and 135 million years ago; also, the corresponding system of rocks. It is named after the Jura Mountains between France and Switzerland, in which rocks of this age were first studied.

Magnetite: A mineral; iron oxide, Fe3O4. Black; strongly magnetic. Important ore of iron.

Massive:  Said of a mineral deposit characterized by a great concentration of ore in one place, as opposed to a disseminated or vein deposit.  Said of any rock that has a homogeneous texture or fabric over a wide area, with an absence of layering, foliation, cleavage, or any similar directional structure.

Phenocryst:  A crystal significantly larger than crystals of surrounding minerals.

Plug:  A vertical, pipelike intrusive or body of magma that represents the conduit to a former volcanic vent; a neck.

Porphyry: An igneous rock of any composition that contains conspicuous phenocrysts in a fine-grained groundmass.  The rock name descriptive of the groundmass composition usually precedes the term; e.g., diorite porphyry.

Pyrrhotite: A monoclinic and hexagonal mineral, FeS ; invariably deficient in iron; variably magnetic; metallic; bronze yellow with iridescent tarnish; in mafic igneous rocks, contact metamorphic deposits, high-temperature veins, and granite pegmatites.

Quartz: A silicate mineral, SiO2, composed exclusively of silicon and oxygen; an important rock-forming mineral.

Sediment: Solid fragmental material that originates from weathering of rocks and is transported or deposited by air, water, or ice, or that accumulates by other natural agents, such as chemical precipitation from solution or secretion by organisms, and that forms in layers on the Earth's surface at ordinary temperatures in a loose, unconsolidated form; e.g., sand, gravel, silt, mud, alluvium.

Tuff: A rock consolidated from volcanic ash.

Tuffaceous: Said of sediments containing up to 50% tuff.

Volcanic: Characteristic of, pertaining to, situated in or upon, formed in, or derived from volcanoes;  extrusive.

Much of the Eagle Creek area, although highly faulted, includes a variety of incomplete stratigraphic sections of hydrothermally altered Mid Jurassic Harrison Lake felsic and intermediate volcanics. Overlying this are tuffaceous Echo Island Member and the conformable black siliceous argillites of the Mysterious Creek Formation.  Bedding is generally very flat to the west and southeast approximately 20-45 degrees. Intruding these volcanics, and to varying degrees the sediments, are a variety of moderately altered feldspar porphyry and quartz diorite plugs and dykes, most of which to date are small intrusives of less than 20 metres in width. Their location suggests they underlie parts of the extensive gossan zone found on the property, upper Alder Cr. on Eagle 1 (now Eagle). Other small and relatively fresh intrusives are found trending along the eastern portion of

Eagle 3 (now Eagle). This quartz feldspar porphyry intrusive tongue is post volcanic and more probably related to the underlying Cretaceous Coast Mountain Intrusives.  At least three Northeast/Southwest trending faults (both normal and strike slip), found along the north ends of both the Eagle 1 and 3(now Eagle) claims, cut these gossanous zones forming block faulted contacts. From previous work, these faults are known to host disseminated chalcopyrite, sphalerite, magnetite and pyrrhotite mineralization. These faults are commonly identified by hosting grey amygdaloidal massive basalt dykes (<2 m) and from regional interpretations may isolate hot spring activity, or form important Tertiary feeder zones similar to mineralization at Doctors Point where they intersect older northwest rending steep angled thrust structures.  No discrete northwest structures have yet been isolated on the property. Apart from these broad descriptions, very little geological mapping has been done to accurately place the stratigraphic successions within a known geological group. It is believed from field observation of sedimentary rocks in the Mystery Creek area that these Middle to Upper Jurassic sediments are very similar to what outcrops on Eagle 1 and 3 (now Eagle).

Budget

We plan to conduct additional surface reconnaissance work to better identify areas with visual mineralization and to better map the Eagle Property.  We would also extend the 1992 soil grids towards the south.  The proposed budget for the first phase of exploration, consisting of reconnaissance mapping and sampling, is approximately $6,190.  The proposed budget for the second phase of exploration, consisting of grid mapping and sampling and the extension of the soil grid to the south, is approximately $16,250.  The final phase of exploration, which will occur only if the board of directors of GoEnergy determine that the results of the first two phases warrant further exploration, would consist of trenching and mapping.  The approximate budget for this phase is $126,500.  We do not have enough capital to complete the three different phases set forth above.  In order to complete each of the foregoing phases we will need to raise additional capital.  After each phase, management will determine whether or not further exploration is warranted.  If the second or third phases of exploration are warranted, we do not have enough capital available to us to make such expenditures, and we therefore would have to raise the additional capital.  We do not have any sources of capital available to us at this time.  Our President, Strato Malamas, is expected to provide funds for the second and third phases if no other funds are available; however, he is not obligated to do so.  If management determines that further exploration is not warranted, we will cease exploration on the Eagle Property.

Competition

We compete with other mining and exploration companies in connection with the acquisition of mining claims and leases on gold and other precious metals prospects and in connection with the recruitment and retention of qualified employees.  Many of these companies are much larger than we are, have greater financial resources and have been in the mining business much longer than we have.  As such, these competitors may be in a better position through size, finances and experience to acquire suitable exploration properties.  We may not be able to compete against these companies in acquiring new properties and/or qualified people to work on any of our properties.

There is significant competition for the limited number of gold and silver acquisition opportunities available and, as a result, we may be unable to continue to acquire attractive gold and silver mining properties on terms we consider acceptable.

Given the size of the world market for gold and silver relative to individual producers and consumers of gold and silver, we believe that no single company has sufficient market influence to significantly affect the price or supply of gold and silver in the world market.

Governmental Regulations

Our business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. Any mineral exploration activities conducted by GoEnergy require permits from governmental authorities.  The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations and establish requirements for the decommissioning of mining properties after operations have ceased. With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations and may require that some former mining properties be managed for long periods.  In addition, in certain jurisdictions, we may be subject to foreign investment controls and regulations governing our ability to remit earnings abroad.

The need to comply with applicable laws, regulations and permits will increase the cost of operation and may delay exploration. All permits required for the conduct of mining operations, including the construction of mining facilities, may not be obtainable, which would have an adverse effect on any mining project we might undertake.  Additionally, failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing exploration to cease or be curtailed.  Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current governmental laws and regulations affecting mining companies, or the more stringent application thereof, could adversely affect GoEnergy’s operations.  The extent of any future changes to governmental laws and regulations cannot be predicted or quantified.  Generally, new laws and regulations result in increased compliance costs, including costs for obtaining permits, delays or fines resulting from loss of permits or failure to comply with the new requirements.

We believe that we are in compliance with all material current government controls and regulations at each of our properties.

Compliance with Environmental Laws

Our current exploration activities and any future mining operations (of which we currently have none planned) are subject to extensive laws and regulations governing the protection of the environment, waste disposal, worker safety, mine construction, and protection of endangered and protected species. We expect to make significant expenditures to comply with such laws and regulations. Future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have an adverse impact on our financial condition or results of operations.  In the event that we make a mineral discovery and decide to proceed to production, the costs and delays associated with compliance with these laws and regulations could stop us from proceeding with a project or the operation or further improvement of a mine or increase the costs of improvement or production.

Employees

We have no employees.  We anticipate that we will engage independent contractors during our exploration phase.

ITEM 2.

 PROPERTIES.

Our executive offices are located at # 2129 - 4951 Netarts Highway West Tillamook Oregon 97141 - 9467. Mr. Strato Malamas, provides this office space to us free of charge.  We have no lease with Mr. Malamas.  These offices are suitable for our current needs, and we will use these offices for the foreseeable future.  Regarding our additional properties, please refer to Item 1 of this annual report on Form 10-K, which is hereby incorporated by reference.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the period ended July  31, 2008.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

There is presently no public market for our common stock. We anticipate applying for trading of our common stock on the over the counter bulletin.  However, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

There are currently no outstanding options or warrants to purchase, or security convertible into, common shares of GoEnergy.  GoEnergy is not publicly offering and not proposing to publicly offer any common shares.

None of our common equities are subject to any outstanding options, warrants to purchase, or securities convertible into, common stock. We have not agreed to register any common stock under the Securities Act for sale by our security holders, although we reserve the right to do so in the future. Other than this offering, there are no common equities of GoEnergy that are being, or have been proposed to be, publicly offered by us, the offering of which could have a material effect on the market price of our common stock.

Our outstanding common shares are held by 38 shareholders of record.  There are no outstanding preferred shares.

We have not paid cash dividends in the past, nor do we expect to pay cash dividends for the foreseeable future. We anticipate that earnings, if any, will be retained for the development of our business.

ITEM 6.

SELECTED FINANCIAL DATA.

Not. Applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION ARE WHAT ARE KNOWN AS “FORWARD-LOOKING STATEMENTS,” WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE.  FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE.  WORDS SUCH AS “PLANS,” “INTENDS,” “WILL,” “HOPES,” “SEEKS,” “ANTICIPATES,” “EXPECTS,” AND THE LIKE, OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT.  SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS.  NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES, OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS.  THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.  NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

Liquidity and Capital Resources

As of July 31, 2008, the Company remains in the exploration stage.  As of July 31, 2008, the Company’s balance sheet reflects total assets of $2,219, and total current liabilities of $70,000.  The Company has cash and cash equivalents of $2,219 and a deficit accumulated in the exploration stage of $136,614.

As noted above, the Company has cash and cash equivalents of $2,219.  The Company anticipates that it will use these funds to fund its ongoing business expenses and exploration activities. Once the Company exhausts these funds, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its majority shareholder to pay expenses on its behalf.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it may not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

GOENERGY, INC.

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR  ENDED July 31, 2008

Page
Report of Independent Registered Public Accounting Firm	18
Balance sheet	19
Statements of operations	20
Statements of stockholder’s (deficit)/ equity	21
Statements of cash flows	22- 23
Notes to financial statements	24 – 29

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GoEnergy, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of GoEnergy, Inc. (An Exploration Stage Company) as of July 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2008 and July 31, 2007, and since inception on May 2, 2001 through July 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GoEnergy, Inc. (An Exploration Stage Company) as of July 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2008 and July 31, 2007, and since inception on May 2, 2001 through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1a to the financial statements, the Company has incurred losses of $139,426 since inception to July 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1a. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

September 19, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

GOENERGY INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Balance Sheets
(Stated in U.S. Dollars)
	July 31	July 31
ASSETS	2008	2007

Current Assets
Cash and cash equivalents	$2,219	$1,160

TOTAL CURRENT ASSETS	2,219	1,160
Promissory note receivable (Note 5)	-	-
Less: discount to fair value	-	-

TOTAL ASSETS	$2,219	$1,160

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Loan from related party (Note 4)	$70,000	$50,000
TOTAL CURRENT LIABILITIES	70,000	50,000

Stockholders' Equity

Preferred Shares authorized
20,000,000 at $0.0001 par value none outstanding
Common Shares authorized
80,000,000 at $0.0001 par value, none outstanding
Issued
4,319,893 common shares	$432	$432

Additional paid-in capital	71,213	71,213

Other Accumulated Comprehensive Income	(2,812)	(2,812)
Deficit, accumulated during the exploration stage	(136,614)	(117,673)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(67,781)	(48,840)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,219	$1,160

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Statements of Operations
(Stated in U.S. Dollars)
				From Date of Inception On May 2, 2001 to July 31

	Ended July 31

	2008		2007	2008
Investment income	$-		$-	$4,865

Mineral Property Expenses	-		-	24,055

General and Administration Expenses
Bad debt on promissory note	-		46,226	46,226
Discount promissory note receivable	-		-	2,774
Professional fees	18,094		24,373	64,402
Office costs	847		982	6,834

Total Expenses	18,941	#	71,581	144,291

Net Loss Before Taxes	(18,941)		(71,581)	(139,426)
Provision for Income Tax	-		-	-
Net Loss	(18,941)		(71,581)	(139,426)

Other comprehensive income
Discount promissory note receivable
at current rate	-		-	(2,812)
Other comprehensive income	-		-	(2,812)

Comprehensive income (loss)	$(18,941)		$(71,581)	$(142,238)

Basic and diluted (Loss) per common share	(0.00)		(0.02)	(0.03)

Weighted Average Number Of Common Shares Outstanding, basic and diluted	4,319,893		4,319,893	4,319,893

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(Stated in U.S. Dollars)
				From Date of Inception On May 2, 2001 to July 31

	Ended July 31

	2008	2007		2008
Operating activities
Net loss for the period	$(18,941)	$(71,581)		$(139,426)
Item not requiring use of cash
Prepaid Expenses	-	7,990		-
Changes in non-cash working capital items
Accounts payable & accrued	-	45,226		-

Net cash (used) by operating activities	(18,941)	(18,365)	-	(139,426)

Investing activities	-	-		-

Financing activities
Promissory note receivable	-	-		-
Loan from related party	20,000	10,000		70,000

Capital stock subscribed for cash	-	-		71,645
Net cash provided by financing activities	20,000	10,000		141,645

Net (decrease) in cash	1,059	(8,365)		2,219

Cash and equivalents - beginning	1,160	9,525		-

Cash and equivalents - ending	$2,219	$1,160		$2,219

Non-cash activities Activities	-	-		-

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
Period From Inception Date of May 2, 2001 to July 31, 2008
(Expressed in U.S. Dollars)

	Number of Common Shares	Amount	Additional Paid-in Capital	Other Comprehen- sive Income	Accumulated (Deficit)	Total Stockholders' Equity (Deficit)

Shares subscribed on 5/2/01
by Director for cash $0.0001 par value	2,750,000	$ 275	$ 275	$ -	$ -	$ 550
Shares issued on 7/31/01						-
for cash $0.0001 par value	1,516,293	152	75,663	-	-	75,815
Finder's fee	-	-	(7,400)	-	-	(7,400)
Net loss for the year						-
ended July 31, 2001	-	-	-	-	(35,810)	(35,810)
Balance, July 31, 2001	4,266,293	427	68,538	-	(35,810)	33,155
Shares issued on July 31, 2002						-
for cash $0.0001 par value	53,600	5	2,675	-	-	2,680
Net loss for the year						-
ended July 31, 2002	-	-	-	-	(4,159)	(4,159)
Balance, July 31, 2002	4,319,893	432	71,213	-	(39,969)	31,676
Discount promissory note receivable						-
at current rate	-	-	-	(4,129)	-	(4,129)
Net loss for the year						-
ended July 31, 2003	-	-	-	-	(3,099)	(3,099)
Balance, July 31, 2003	4,319,893	432	71,213	(4,129)	43,068)	24,448
Discount promissory note receivable						-
at current rate	-	-	-	2,019	-	2,019
Net loss for the year						-
ended July 31, 2004	-	-	-	-	(6,671)	(6,671)
Balance, July 31, 2004	4,319,893	432	71,213	(2,110)	(49,739)	19,796
Discount promissory note receivable						-
at current rate	-	-	-	(663)	-	(663)

Net loss for the period						-
ended July 31, 2005	-	-	-	-	(9,240)	(9,240)
Balance, July 31, 2005	4,319,893	432	71,213	(2,773)	(58,979)	9,893
Discount promissory note receivable						-
at current rate	-	-	-	(39)	-	(39)
Net loss for the period						-
ended July 31, 2006	-	-	-	-	(405)	(405)
Balance, July 31, 2006	4,319,893	432	71,213	(2,812)	(59,384)	9,449
Accounting Error on deficit accumulated during the exploration stage				-	13,292	13,292
Net loss for the period						-
ended July 31, 2007	-	-	-	-	(71,581)	(71,581)
Balance, July 31, 2007	4,319,893	432.00	71,213.00	(2,812)	(117,673)	(48,840)
Net loss for the period						-
ended July 31, 2008	-	-	-	-	(18,941)	(18,941)
Balance, July 31, 2008	4,319,893	$ 432	$ 71,213	$ (2,812)	$ (136,614)	$ (67,781)

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.

(A Delaware Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2008

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

(b)   Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses since inception of $139,426 to July 31, 2008 and has a working capital deficiency of $67,781 at July 31, 2008.  These factors create doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  The management is currently planning to raise funds to pay for ongoing costs and working capital.

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

(d)

Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the year ended April 30, 2008 and 2007 is as follows:

	July 31
	2008	2007
Basic weighted average shares	4,319,893	4,319,893
Effect of dilutive securities	-	-
Dilutive potential common shares	4,319,893	4,319,893

Net Profit (Loss) per share - Basic	(0.00)	(0.02)
Net Profit (Loss) per share - Diluted	(0.00)	(0.02)

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

Segmented information of the Company’s identifiable assets and operating activities, is as follows:

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

July 31, 2008	Canada	U.S.	Total
Current Assets	$2,219	$-	$2,219
Promissory note receivable	-	-	-
Total Assets	$2,219	$-	$2,219

Investment income	$-	-	-
Mineral property expenses	-	-	-
General and administrative expenses	18,941	-	18,941
Discount promissory note receivable at
current rate	-	-	-
Net (loss) for the period	$18,941	$-	$18,941

July 31, 2007	Canada	U.S.	Total
Current Assets	$1,160	$-	$1,160
Promissory note receivable	-	-	-
Total Assets	$1,160	$-	$1,160

Investment income	$-	-	-
Mineral property expenses	-	-	-
General and administrative expenses	71,581	-	71,581
Discount promissory note receivable at
current rate	-	-	-
Net (loss) for the period	$71,581	$-	$71,581

Note 3.

EXPLORATION EXPENDITURES

(a)

Oil and Gas Properties

During the year ended July 31, 2002, the Company purchased from International Oil and Gas Inc. a Texas company, a 1% working interest and 0.78% net revenue interest in an oil and gas lease in the wellbore and production of the Mesa Wood No. 1 property, Texas.  Total consideration was $7,500 and the Company is to bear 1% of the working interest costs.  The Company estimates the total costs associated with drilling a test well to be $463,547 for which the Company will be responsible for 1% or $4,635.  At July 31, 2008, the well was in the early stages of production and no significant revenue has been received by the Company to date.

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

(iii)

payment of $5,000 by the earlier of commencement of drilling and October 31, 2002 (payment of the $5,000 by October 31, 2002 will extend the date drilling must commence from October 31, 2002 to on or before February 15, 2003).  By an agreement dated February 13, 2003 between the Company and International Oil and Gas Inc. for consideration of the $5,000 and an additional $2,500 (both amounts were paid February 27, 2003) the date the Company must commence drilling is extended to February 15, 2004.  As at July 31, 2008, drilling has not commenced.

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

Note 4.

RELATED PARTY TRANSACTIONS

The President, a director and shareholder of the Company, during the year ended July 31, 2002, loaned $20,000 later in 2005 loaned $5,000, on July 20, 2006 loaned $15,000, $10,000 on April 12, 2007; and on August 13, 2007, loaned $5,000 and on February 18, 2008 loaned $10,000: finally $5,000 on June 25, 2008  to the Company, respectively; since July 1, 2008 the loans as demand 2% interest bearing with no specific terms of repayment. The amount of $70,000 is owed by the Company at July 31, 2008.

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

Note 6.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at July 31, 2008 for pension, post-employment benefits or postretirement benefits.  The Company does not have a pension plan.

Note 7.

   FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, promissory note receivable and current liabilities.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial statements approximates their carrying values.

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS NO. 154 Accounting Changes and Correction of Errors,

Supercedes APB No. 20, this statement requires that changes in accounting principles be applied retrospectively for all prior periods shown, including interim periods.  The effective date is for fiscal years beginning after December 15, 2005

SFAS NO. 156 Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities.  An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

SFAS NO. 157 Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008

SFAS 162 This statement indentifies the sources of accounting principles and the framework for selecting the principles to by used in the preparation of financial statements for entities that are presented in conformity with generally accepted accounting principles in the United States, (the GAAP hierarchy).

Note 9.

INCOME TAXES

The Company has losses that total $139,426 for income tax purposes as at April 30, 2008.  There are no current or deferred tax expenses for the period ended July 31, 2008, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including

the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2008	2007

Deferred tax assets	$47,398	$40,965
Valuation allowance	$(47,398)	$(40,965)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the periods ended April 30, 2008 and 2007 is as follows:

	2008	2007

Statutory federal income tax rate	-34.0%	34.0%
Valuation allowance	34.0%	0.0%
Effective income tax rate	0.0%	-34.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2008 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with our accountants on accounting and financial disclosure within the two most recent fiscal years or subsequent interim periods.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to chief executive and chief financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the

Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of July 31, 2008 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of July 31, 2008, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of September 25, 2008, the directors and executive officers serving the Company were as follows:

Name	Age	Positions held
Terry Fields	66	Chief Executive Officer, Chief Financial Officer, and Director

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Terry Fields:  Mr. Terry R. Fields graduated from UCLA in 1965 with a Bachelor of Science Degree and then attended the University of Loyola Law School, where he received his Juris Doctorate and thereafter practiced law in California for over thirty years.  During this time, Mr. Fields served as an officer and director of many public companies in the United States and Canada.  He has experience in corporate and securities law, with emphasis in the resource sector.  Mr. Fields served as President of High Desert Mineral Resources, Inc. for over 15 years, and as a Director of International Chargold Resources, Ltd. (now GBS Gold International, Inc.) from March 2001 to April 2002.  Mr. Fields currently serves as a Director and President of First Pursuit Ventures.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

In addition to serving as a director of GoEnergy, Terry Fields serves as a director of First Pursuit Ventures, a Canadian public company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of July 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Audit Committee Expert

The Company does not have an Audit Committee.  Because the Company does not have an Audit Committee it does not currently have a financial expert serving on an Audit Committee.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

		Annual Compensation			Long Term Compensation

Name And Principal Position	Fiscal year Ended July 31	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Total Compensation
Strato Malamas, CEO and CFO(1)	2007 2006	$0 $0	$0 $0	$0 $0	N/A N/A	$0 $0

(1) As reported on Form 8-K filed with the Securities and Exchange Commission on September 12, 2008, on September 11, 2008 Strato Malamas resigned as the Company’s chief executive officer, chief financial officer and director.

Future compensation of officers will be determined by the Board of Directors based upon the financial condition, financial requirements and performance of GoEnergy, and individual performance of each officer.

Options Grants During the Last Fiscal Year

No stock options have been granted to officers, directors or employees since the formation of GoEnergy.

Director Compensation

At this time, no compensation has been scheduled for members of the Board of Directors or officers, and no compensation has been paid for the last year. The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended July 31, 2007.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total Compensation
Strato Malamas	--	--	--	--	--	--	--
John Michael Stewart(1)	--	--	--	--	--	--	--

(1) As reported on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008, on March 20, 2008, John Michael Stewart resigned as a director of the Company.

Employment Agreements

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by GoEnergy for the benefit of its employees.  GoEnergy does not have any employment agreements with any officers or employees.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 25, 2008. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 4,319,893 shares outstanding on September 25, 2008. There are no outstanding options which are exercisable or will be exercisable within 60 days after September 25, 2008.

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Strato Malamas # 2129 - 4951 Netarts Highway West Tillamook Oregon 97141 - 9467	2,750,000	64%

Terry Fields (1) 312 South Cannon Beverly Hills, CA 90210	0	0%

All Officers and Directors (1 in number)	0	0%

(1) This person is an officer or director of GoEnergy.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On May 1, 2002, Strato Malamas,  loaned to GoEnergy $20,000.  This loan is unsecured and bears no interest.  The loan has no fixed repayment terms.

On April 27, 2005, Strato Malamas loaned GoEnergy $5,000.  This loan is unsecured and bears no interest.  The loan has no fixed repayment terms.

On July 20, 2006, Strato Malamas loaned GoEnergy $15,000.  This loan is unsecured and bears no interest.

On April 15, 2007, Strato Malamas loaned GoEnergy $10,000.  This loan is unsecured and bears no interest.  The loan has no fixed repayment terms.

During the three month period ended October 31, 2007, Mr. Malamas made an additional $5,000 loan to GoEnergy.  The additional loan has no fixed repayment terms.

Mr. Malamas may, but is not obligated to, lend GoEnergy additional funds to cover operating costs in the near future, if needed.

GoEnergy has repaid $0 to Mr. Malamas and currently owes him $70,000, as of July 31, 2008.

Aside from the foregoing, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Terry Fields is not an independent director under these rules as he is also employed as an officer of the Company.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Moore and Associates Chartered for audit of the Company's financial statements for the fiscal years ended July 31, 2008  were $3,500  and $2,100 for the fiscal year ended July 31, 2008.

Audit Related Fees

(2)

Moore and Associates Chartered did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2008 and 2007.

Tax Fees

(3)

The aggregate fees billed by Moore and Associates Chartered for tax compliance, advice and planning were $0.00 for the fiscal year ended July 31, 2008 and $0.00 for the fiscal year ended July 31, 2007.

All Other Fees

 (4)

Moore and Associates Chartered did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2008 and 2007.

Audit Committee=s Pre-approval Policies and Procedures

(5)

GoEnergy, Inc. does not have an audit committee per se. The current board of directors functions as the audit committee.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for fiscal year ended July 31, 2008.

(b)

Exhibits.

3(i)

Articles of Incorporation (incorporated by reference from Registration Statement on SB-2 filed with the Securities and Exchange Commission on March 25, 2003).

3(ii)

Bylaws (incorporated by reference from Registration Statement on SB-2 filed with the Securities and Exchange Commission on March 25, 2003).

31.1

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOENERGY, INC.

By:  /S/ Terry Fields

Terry Fields, Principal Executive Officer

Date: October 1, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Terry Fields

Terry Fields, Principal Executive Officer

Date: October 1, 2008

By:  /S/ Terry Fields

Terry Fields, Principal Financial Officer

Date: October 1, 2008

By:  /S/ Terry Fields

Terry Fields, Principal Accounting Officer

Date: October 1, 2008

By:  /S/ Terry Fields

Terry Fields, Director

Date: October 1, 2008