Form 10-Q
period 2008-10-31
GOENERGY INC
filed 2008-12-11
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 1041

GOENERGY, INC.

 (Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

# 2129 - 4951 Netarts Highway West Tillamook Oregon 97141 - 9467
(Address of principal executive offices)
(310) 600-8757
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] Yes   [ X ] No

As of October 31, 2008 the Issuer had 4,319,893 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

(a)

The financial statements of GoEnergy, Inc. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the fiscal period ended July 31, 2008 filed with the Securities and Exchange Commission  on October 2, 2008.

GOENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2008

    (Stated in US Dollars)

GOENERGY INC.
(An Exploration Stage Company)
Balance Sheets
(Stated in U.S. Dollars)

	October 31	July 31
ASSETS	2008	2008
	(unaudited)

Current Assets
Cash and cash equivalents	$1,736	$2,219

TOTAL CURRENT ASSETS	1,736	2,219
Promissory note receivable (Note 5)	-	-
Less: discount to fair value	-	-

TOTAL ASSETS	$1,736	$2,219

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Interest payable	375	-
Loan from related party (Note 4)	$75,000	$70,000
TOTAL CURRENT LIABILITIES	75,375	70,000

Stockholders' Equity

Preferred Shares authorized
20,000,000 at $0.0001par value none outstanding	$-	$-

Common Shares authorized
80,000,000 at $0.0001 par value, none outstanding
Issued
4,319,893 common shares	432	432

Additional paid-in capital	71,213	71,213

Other Accumulated Comprehensive Income	(2,812)	(2,812)
Deficit, accumulated during the exploration stage	(142,472)	(136,614)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(73,639)	(67,781)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,736	$2,219
The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Operations
(Stated in U.S. Dollars)
(unaudited)

	Three months Ended October 31		From Date of Inception On May 2, 2001 to October 31
	2008	2007	2008

Investment income	$-	$-	$4,865

Mineral Property Expenses	-	-	24,055

General and Administration Expenses
Bad debt on promissory note	-	-	46,226
Discount promissory note receivable	-	-	2,774
Professional fees	5,323	3,539	69,725
Office costs	535	209	7,369

Total Expenses	5,858	3,748	150,149

Net Loss Before Taxes	(5,858)	(3,748)	(145,284)
Provision for Income Tax	-	-	-
Net Loss	(5,858)	(3,748)	(145,284)

Other comprehensive income
Discount promissory note receivable
at current rate	-	-	(2,812)
Other comprehensive income	-	-	(2,812)

Comprehensive income (loss)	$(5,858)	$(3,748)	$(148,096)

Basic and diluted (Loss) per common share	(0.00)	(0.00)

Weighted Average Number Of Common Shares Outstanding, basic and diluted	4,319,893	4,319,893

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statement of Cash Flows
(Stated in U.S. Dollars)
(unaudited)

	Three months Ended October 31			From Date of Inception On May 2, 2001 to October 31
	2008	2007		2008

Operating activities
Net loss for the period	$(5,858)	$(3,748)		$(145,284)
Item not requiring use of cash
Prepaid Expenses	-	-		-
Changes in non-cash working capital items
Accounts payable & accrued	375	-		-

Net cash (used) by operating activities	(5,483)	(3,748)	-	(145,284)

Investing activities	-	-		-

Financing activities
Promissory note receivable	-	-		-
Loan from related party	5,000	5,000		75,000

Capital stock subscribed for cash	-	-		71,645

Net cash provided by financing activities	5,000	5,000		146,645

Net (decrease) in cash	(483)	1,252		1,361

Cash and equivalents - beginning	2,219	1,160		-

Cash and equivalents - ending	$1,736	$2,412		$1,361

Non-cash activities	-	-		-

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2008

(Expressed in U.S. Dollars)

Note 1.

BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS

(a)

The Company date of incorporation and inception was on May 2, 2001 under the Company Act of the State of Delaware, U.S.A. as an exploration stage company.  The financial statements are according to the provisions of the SFAS No.7 as an exploring stage Company.  The Company has been primarily involved in organizational activities and has obtained an interest in certain oil and gas wells, and mining claims and intends to carry out exploration work thereon.

 (b)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses since inception of $148,096 to October 31, 2008 and has a working capital deficiency of $73,639 at October 31, 2008.  These factors create doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  The management is currently planning to raise funds to pay for ongoing costs and working capital.

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

(d)

Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the year ended October 31, 2008 and 2007 is as follows:

	October 31
	2008	2007
Basic weighted average shares	4,319,893	4,319,893
Effect of dilutive securities	-	-
Dilutive potential common shares	4,319,893	4,319,893

Net Profit (Loss) per share - Basic	(0.00)	(0.00)
Net Profit (Loss) per share - Diluted	(0.00)	(0.00)

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

October 31, 2008	Canada	U.S.	Total
Current assets	$1,736	$-	$1,736
Promissory note receivable	-	-	-
Total Assets	$1,736	$-	$1,736

Investment income	$-	-	-
Mineral property expenses	-	-	-
General and administrative expenses	(5,858)	-	(5,858)
Discount promissory note receivable
At current rate	-	-	-
Net (loss) for the period	$(5,858)	$-	$(5,858)

October 31, 2007	Canada	U.S.	Total
Current assets	$2,412	$-	$2,412
Promissory note receivable	-	-	-
Total Assets	$2,412	$-	$2,412

Investment income	$-	-	-
Mineral property expenses	-	-	-
General and administrative expenses	(3,748)	-	(3,748)
Discount promissory note receivable
At current rate	-	-	-
Net (loss) for the period	$(3,748)	$-	$(3,748)

Note 3.

EXPLORATION EXPENDITURES

(a)

Oil and Gas Properties

During the year ended July 31, 2002, the Company purchased from International Oil and Gas Inc. a Texas company, a 1% working interest and 0.78% net revenue interest in an oil and gas lease in the wellbore and production of the Mesa Wood No. 1 property, Texas.  Total consideration was $7,500 and the Company is to bear 1% of the working interest costs.  The Company estimates the total costs associated with drilling a test well to be $463,547 for which the Company will be responsible for 1% or $4,635.  At October 31, 2008, the well was in the early stages of production and no significant revenue has been received by the Company to date.

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

(iii)

payment of $5,000 by the earlier of commencement of drilling and October 31, 2002 (payment of the $5,000 by October 31, 2002 will extend the date drilling must commence from October 31, 2002 to on or before February 15, 2003).  By an agreement dated February 13, 2003 between the Company and International Oil and Gas Inc. for consideration of the $5,000 and an additional $2,500 (both amounts were paid February 27, 2003) the date the Company must commence drilling is extended to February 15, 2004.  As at October 31, 2008, drilling has not commenced.

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

Note 4.

RELATED PARTY TRANSACTIONS

The President, a director and shareholder of the Company, during the year ended July 31, 2002, loaned $20,000 later in 2005 loaned $5,000, on July 20, 2006 loaned $15,000, $10,000 on April 12, 2007; and on August 13, 2007, loaned $5,000 and on February 18, 2008 loaned $10,000: finally $5,000 on June 25, 2008 and $5,000 on August 7, 2008 to the Company, respectively; since July 1, 2008 the loans as demand 2% interest bearing with no specific terms of repayment. The amount of $75,000 is owed by the Company at October 31, 2008.

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

Note 6.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at October 31, 2008 for pension, post-employment benefits or postretirement benefits.  The Company does not have a pension plan.

Note 7.

   FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, promissory note receivable and current liabilities.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial statements approximates their carrying values.

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 9.

INCOME TAXES

The Company has losses that total $144,909 for income tax purposes as at October 31, 2008.  There are no current or deferred tax expenses for the period ended October 31, 2008, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2008	2007

Deferred tax assets	$49,397	$47,405
Valuation allowance	$(49,397)	$(47,405)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the periods ended April 30, 2008 and 2007 is as follows:

	2008	2007

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at October 31, 2008 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

Liquidity and Capital Resources

As of October 31, 2008, the Company remains in the exploration stage.  As of October 31, 2008, the Company’s balance sheet reflects total assets of $1,736, and total current liabilities of $75,375.  The Company has cash and cash equivalents of $1,736 and a deficit accumulated in the exploration stage of $142,472.

As noted above, the Company has cash and cash equivalents of $1,736.  The Company anticipates that it will use these funds to fund its ongoing business expenses and exploration activities. Once the Company exhausts these funds, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its majority shareholder to pay expenses on its behalf.  The majority shareholder is under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it may not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended October 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.

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

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

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

32.2

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOENERGY, INC.

By:  /S/ Terry Fields

Terry Fields, Principal Executive Officer

Date: December 10, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated

By:  /S/ Terry Fields

Terry Fields, Principal Financial Officer

Date: December 10, 2008