Form 10-Q
period 2009-01-31
GOENERGY INC
filed 2009-03-11
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

As of January 31, 2009 the Issuer had 4,319,893 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

(a)

The financial statements of GoEnergy, Inc. (the "Company" or “GoEnergy”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the fiscal period ended July 31, 2008 filed with the Securities and Exchange Commission  on October 2, 2008.

GOENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JANUARY 31, 2009

    (Stated in US Dollars)

GOENERGY INC.
(An Exploration Stage Company)
Balance Sheets
(Stated in U.S. Dollars)

	January 31	July 31
ASSETS	2009	2008
	(unaudited)

Current Assets
Cash and cash equivalents	$1,755	$2,219

TOTAL CURRENT ASSETS	1,755	2,219
TOTAL ASSETS	$1,755	$2,219

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Interest payable	$769	$-
Loan from related party (Note 4)	80,000	70,000
TOTAL CURRENT LIABILITIES	80,769	70,000

Stockholders' Equity (Deficit)

Preferred Shares authorized
20,000,000 at $0.0001par value none outstanding	$-	$-

Common Shares authorized
80,000,000 at $0.0001 par value, none outstanding
Issued
4,319,893 common shares	432	432

Additional paid-in capital	71,213	71,213

Other Accumulated Comprehensive Income	(2,812)	(2,812)
Deficit, accumulated during the exploration stage	(147,847)	(136,614)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(79,014)	(67,781)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,755	$2,219

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Operations
(Stated in U.S. Dollars)
(unaudited)
					From Date
					of Inception
	For the Three		For the Six		On May 2,
	Months Ended		Months Ended		2001 to
	January 31		January 31		January 31
	2009	2008	2009	2008	2009

Investment income	$-	$-	$-	$-	$4,865

Mineral Property Expenses	-	-	-	-	24,055

General and Administration Expenses
Bad debt on promissory note	-	-	-	-	46,226
Discount promissory note receivable	-	-	-	-	2,774
Professional fees	4,854	1,283	10,177	4,822	74,579
Office costs	521	45	1,056	254	7,890

Total Expenses	5,375	1,328	11,233	5,076	155,524

Net Loss Before Taxes	(5,375)	(1,328)	(11,233)	(5,076)	(150,659)
Provision for Income Tax	-	-	-	-	-
Net Loss	(5,375)	(1,328)	(11,233)	(5,076)	(150,659)

Other comprehensive income
Discount promissory note receivable
at current rate	-	-	-	-	(2,812)
Other comprehensive income	-	-	-	-	(2,812)

Comprehensive income (loss)	$(5,375)	$(1,328)	$(11,233)	$(5,076)	$(153,471)

Basic and diluted (Loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number Of Common Shares Outstanding, basic and diluted	4,319,893	4,319,893	4,319,893	4,319,893
The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in U.S. Dollars)
(unaudited)
					From Date
					of Inception
	For the Three months		For the Six		On May 2,
	Months Ended		Months Ended		2001 to
	January 31		January 31		January 31
	2009	2008	2009	2008	2009
Operating activities
Net loss for the period	$(5,375)	$(1,328)	$(11,233)	$(5,076)	$(150,659)
Item not requiring use of cash
Prepaid Expenses	-	-	-	-	-
Changes in non-cash working capital items
Accounts payable & accrued	394	-	769	-	769

Net cash (used) by operating activities	(4,981)	(1,328)	(10,464)	(5,076)	(149,890)

Investing activities	-	-	-	-	-

Financing activities
Promissory note receivable	-	-	-	-	-
Loan from related party	5,000	-	10,000	5,000	80,000

Capital stock subscribed for cash	-	-	-	-	71,645

Net cash provided by financing activities	5,000	-	10,000	5,000	151,645

Net (decrease) in cash	19	(1,328)	(464)	(76)	1,755

Cash and equivalents - beginning	1,736	2,412	2,219	1,160	-

Cash and equivalents - ending	$1,755	$1,084	$1,755	$1,084	$1,755

Non-cash activities Activities	-	-	-	-	-

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2009

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

 (b)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses since inception of $150,659 to January 31, 2009 and has a working capital deficiency of $79,014 at January 31, 2009.  These factors create doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  The management is currently planning to raise funds borrowing and increasing owner’s equity to pay for ongoing costs and working capital.

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

(d)

Net Loss Per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average of shares outstanding for the year ended January 31, 2009 and 2008 is as follows:

	January 31
	2009	2008
Basic weighted average shares	4,319,893	4,319,893
Effect of dilutive securities	-	-
Dilutive potential common shares	4,319,893	4,319,893

Net Profit (Loss) per share - Basic	(0.00)	(0.00)
Net Profit (Loss) per share - Diluted	(0.00)	(0.00)

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

January 31, 2009 (in US$)	Canada	U.S.	Total
Current assets	$1,755	$-	$1,755
Promissory note receivable	-	-	-
Total Assets	$1,755	$-	$1,755

Investment income	$-	-	-
Mineral property expenses	-	-	-
General and administration expenses	(11,233)	-	(11,233)
Discount promissory note receivable
At current rate	-	-	-
Net (loss) for the period	$(11,233)	$-	$(11,233)

January 31, 2008 (in US$)	Canada	U.S.	Total
Current assets	$1,084	$-	$1,084
Promissory note receivable	-	-	-
Total Assets	$1,084	$-	$1,084

Investment income	$-	-	-
Mineral property expenses	-	-	-
General and administration expenses	(5,076)	-	(5,076)
Discount promissory note receivable
At current rate	-	-	-
Net (loss) for the period	$(5,076)	$-	$(5,076)

Note 3.

EXPLORATION EXPENDITURES

(a)

Oil and Gas Properties

During the year ended July 31, 2002, the Company purchased from International Oil and Gas Inc. a Texas company, a 1% working interest and 0.78% net revenue interest in an oil and gas lease in the wellbore and production of the Mesa Wood No. 1 property,

Texas.  Total consideration was $7,500 and the Company is to bear 1% of the working interest costs.  The Company estimates the total costs associated with drilling a test well to be $463,547 for which the Company will be responsible for 1% or $4,635.  At January 31, 2009, the well was in the early stages of production and no significant revenue has been received by the Company to date.

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

(iii)

payment of $5,000 by the earlier of commencement of drilling and October 31, 2002 (payment of the $5,000 by October 31, 2002 will extend the date drilling must commence from October 31, 2002 to on or before February 15, 2003).  By an agreement dated February 13, 2003 between the Company and International Oil and Gas Inc. for consideration of the $5,000 and an additional $2,500 (both amounts were paid February 27, 2003) the date the Company must commence drilling is extended to February 15, 2004.  As at January 31, 2009, drilling has not commenced.

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

Note 4.

RELATED PARTY TRANSACTIONS

The President, a director and shareholder of the Company, during the year ended July 31, 2002, loaned $20,000 later in 2005 loaned $5,000, on July 20, 2006 loaned $15,000, $10,000 on April 12, 2007; and on August 13, 2007, loaned $5,000 and on February 18, 2008 loaned $10,000: finally $5,000 on June 25, 2008 and $5,000 on August 7, 2008 and $5,000 on November 24, 2008 to the Company, respectively; since July 1, 2008 the loans are due on demand with 2% interest and no specific terms of repayment. The amount of $80,000 is owed by the Company at January 31, 2009.

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

Note 6.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at January 31, 2009 for pension, post-employment benefits or postretirement benefits.  The Company does not have a pension plan.

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

Note 9.

INCOME TAXES

The Company has losses that total $144,909 for income tax purposes as at January 31, 2009.  There are no current or deferred tax expenses for the period ended January 31, 2009, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2009	2008

Deferred tax assets	$51,224	$49,397
Valuation allowance	$(51,224)	$(49,397)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the periods ended April 30, 2008 and 2007 is as follows:

	2008	2007

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at January 31, 2009 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

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

In March 2002, GoEnergy acquired interests in two oil and natural gas exploration properties in Texas.  We paid $12,500 for one interest and $7,500 for the other interest.  The money for these interests came from the working capital of GoEnergy, which consisted of money from a private placement and loans from GoEnergy’s President.  GoEnergy lost its rights to explore the properties after its joint venture partner, International Oil and Gas, lost its rights to the properties.  The rights to explore and exploit the properties were held by International Oil and Gas, who then granted GoEnergy a sublease to explore and exploit the properties.  GoEnergy did not spend any funds on any drilling or operations on either of the properties.

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

Plan Of Operation

During the next twelve months, our business plan is to proceed with the exploration of the Eagle Property to determine whether it contains commercially exploitable reserves of gold, silver or other metals.

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

Liquidity and Capital Resources

As of January 31, 2009, the Company remains in the exploration stage.  As of January 31, 2009, the Company’s balance sheet reflects total assets of $1,755, and total current liabilities of $80,769.  The Company has cash and cash equivalents of $1,755 and a deficit accumulated in the exploration stage of $147,847.

As noted above, the Company has cash and cash equivalents of $1,755.  The Company anticipates that it will use these funds to fund its ongoing business expenses and exploration activities. Once the Company exhausts these funds, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its majority shareholder to pay expenses on its behalf.  The majority shareholder is under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it may not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended January 31, 2009, that has materially affected, or is reasonably likely to materially affect, the

Company's internal control over financial reporting.

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

Date: March 10, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated

By:  /S/ Terry Fields

Terry Fields, Principal Financial Officer

Date: March 10, 2009