Form 10-Q
period 2009-04-30
GOENERGY INC
filed 2009-06-19
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.

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

As of June 1, 2009 the Issuer had 4,319,893 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

(a)

The financial statements of GoEnergy, Inc. (the "Company", “We” or, “GoEnergy”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the fiscal period ended July 31, 2008 filed with the Securities and Exchange Commission  on October 2, 2008.

GOENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2009

    (Stated in US Dollars)

GOENERGY INC.
(An Exploration Stage Company)
Balance Sheets
(Stated in U.S. Dollars)
	April 30	July 31
ASSETS	2009	2008
	(unaudited)
Current Assets
Cash and cash equivalents	$-	$2,219

TOTAL CURRENT ASSETS	-	2,219
TOTAL ASSETS	$-	$2,219

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Bank indebtedness	$833	$-
Interest payable	1,161	-
Loan from related party (Note 4)	80,000	70,000
TOTAL CURRENT LIABILITIES	81,994	70,000

Stockholders' Equity (Deficit)

Preferred Shares authorized
20,000,000 at $0.0001par value none outstanding	$-	$-
Common Shares authorized
80,000,000 at $0.0001 par value, none outstanding
Issued
4,319,893 common shares	432	432

Additional paid-in capital	71,213	71,213

Other Accumulated Comprehensive Income	(2,812)	(2,812)
Deficit, accumulated during the exploration stage	(150,827)	(136,614)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(81,994)	(67,781)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$2,219

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Operations
(Stated in U.S. Dollars)
(unaudited)
							From Date
							of Inception
		For the Three		For the Nine			On May 2,
		Months Ended		Months Ended			2001 to
		April 30		April 30			April 30
		2009	2008	2009		2008	2009

Investment income		$-	$-	$-		$-	$4,865

Mineral Property Expenses		-	-	-		-	24,055

General and Administration Expenses
Bad debt on promissory note		-	-	-		-	46,226
Discount promissory note receivable		-	-	-		-	2,774
Professional fees		2,537	7,873	12,714		12,859	77,116
Office costs		443	331	1,499		421	8,333

Total Expenses	-	2,980	8,204	14,213	#	13,280	158,504

Net Loss Before Taxes		(2,980)	(8,204)	(14,213)		(13,280)	(153,639)
Provision for Income Tax		-	-	-		-	-
Net Loss		(2,980)	(8,204)	(14,213)		(13,280)	(153,639)

Other comprehensive income
Discount promissory note receivable
at current rate		-	-	-		-	(2,812)
Other comprehensive income		-	-	-		-	(2,812)

Comprehensive income (loss)		$(2,980)	$(8,204)	$(14,213)		$(13,280)	$(156,451)

Basic and diluted (Loss) per common share		(0.00)	(0.00)	(0.00)		(0.00)

Weighted Average Number Of Common Shares Outstanding, basic and diluted		4,319,893	4,319,893	4,319,893		4,319,893

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in U.S. Dollars)
(unaudited)
					From Date
					of Inception
	For the Three		For the Nine		On May 2,
	Months Ended		Months Ended		2001 to
	April 30		April 30		April 30
	2009	2008	2009	2008	2009

Operating activities
Net loss for the period	$(2,980)	$(8,204)	$(14,213)	$(13,280)	$(153,639)
Item not requiring use of cash
Prepaid Expenses	-	-	-	-	-
Changes in non-cash working capital items
Accounts payable & accrued	392	-	1,161	-	1,161

Net cash (used) by operating activities	(2,588)	(8,204)	(13,052)	(13,280)	(152,478)

Investing activities	-	-	-	-	-

Financing activities
Promissory note receivable	-	-	-	-	-
Loan from related party	-	10,000	10,000	15,000	80,000
Capital stock subscribed for cash	-	-	-	-	71,645

Net cash provided by financing activities	-	10,000	10,000	15,000	151,645

Net (decrease) in cash	(2,588)	1,796	(3,052)	1,720	(833)

Cash and equivalents - beginning	1,755	1,084	2,219	1,160	-

Cash and equivalents - ending	$(833)	$2,880	$(833)	$2,880	$(833)

Non-cash activities Activities	-	-	-	-	-

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2009

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

 (b)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses since inception of $153,639 to April 30, 2009 and has a working capital deficiency of $81,994 at April 30, 2009.  These factors create doubt as to the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  The management is currently planning to raise funds borrowing and increasing owner’s equity to pay for ongoing costs and working capital.

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

Computation of basic and diluted weighted average of shares outstanding for the year ended April 30, 2009 and 2008 is as follows:

	April 30
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

April 30, 2009 (in US$)	Canada	U.S.	Total
Current assets	$-	$-	$-
Promissory note receivable	-	-	-
Total Assets	$-	$-	$-

Investment income	$-	-	-
Mineral property expenses	-	-	-
General and administration expenses	(14,213)	-	(14,213)
Discount promissory note receivable
at current rate	-	-	-
Net (loss) for the period	$(14,213)	$-	$(14,213)

April 30, 2008 ( (in US$))	Canada	U.S.	Total
Current assets	$2,880	$-	$2,880
Promissory note receivable	-	-	-
Total Assets	$2,880	$-	$2,880

Investment income	$-	-	-
Mineral property expenses	-	-	-
General and administration expenses	(13,280)	-	(13,280)
Discount promissory note receivable
at current rate	-	-	-
Net (loss) for the period	$(13,280)	$-	$(13,280)

Note 3.

EXPLORATION EXPENDITURES

(a)

Oil and Gas Properties

During the year ended July 31, 2002, the Company purchased from International Oil and Gas Inc. a Texas company, a 1% working interest and 0.78% net revenue interest in an oil and gas lease in the wellbore and production of the Mesa Wood No. 1 property, Texas.  Total consideration was $7,500 and the Company is to bear 1% of the working interest costs.  The Company estimates the total costs associated with drilling a test well to be $463,547 for which the Company will be responsible for 1% or $4,635.  At April 30, 2009, the well was in the early stages of production and no significant revenue has been received by the Company to date.

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

(iii)

payment of $5,000 by the earlier of commencement of drilling and October 31, 2002 (payment of the $5,000 by October 31, 2002 will extend the date drilling must commence from October 31, 2002 to on or before February 15, 2003).  By an agreement dated February 13, 2003 between the Company and International Oil and Gas Inc. for consideration of the $5,000 and an additional $2,500 (both amounts were paid February 27, 2003) the date the Company must commence drilling is extended to February 15, 2004.  As at April 30, 2009, drilling has not commenced.

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

Note 4.

RELATED PARTY TRANSACTIONS

The President, a director and shareholder of the Company, during the year ended July 31, 2002, loaned $20,000 later in 2005 loaned $5,000, on July 20, 2006 loaned $15,000, $10,000 on April 12, 2007; and on August 13, 2007, loaned $5,000 and on February 18, 2008 loaned $10,000: finally $5,000 on June 25, 2008 and $5,000 on August 7, 2008 and $5,000 on November 24, 2008 to the Company, respectively; since July 1, 2008 the loans are due on demand with 2% interest and no specific terms of repayment. The amount of $80,000 is owed by the Company at April 30, 2009.

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

Note 6.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at April 30, 2009 for pension, post-employment benefits or postretirement benefits.  The Company does not have a pension plan.

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

Note 9.

INCOME TAXES

The Company has losses that total $153,639 for income tax purposes as at April 30, 2009.  There are no current or deferred tax expenses for the period ended April 30, 2009, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2009	2008

Deferred tax assets	$52,237	$45,480
Valuation allowance	$(52,237)	$(45,480)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the periods ended April 30, 2008 and 2007 is as follows:

	2008	2007

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2009 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

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

In March 2002, GoEnergy acquired interests in two oil and natural gas exploration properties in Texas.  We paid $12,500 for one interest and $7,500 for the other interest.  The money for these interests came from the working capital of GoEnergy, which consisted of money from a private placement and loans from GoEnergy’s former President.  GoEnergy lost its rights to explore the properties after its joint venture partner, International Oil and Gas, lost its rights to the properties.  The rights to explore and exploit the properties were held by International Oil and Gas, who then granted GoEnergy a sublease to explore and exploit the properties.  GoEnergy did not spend any funds on any drilling or operations on either of the properties.

On April 2, 2005, GoEnergy purchased two mineral claims near Harrison Lake, British Columbia, Canada (collectively referred to as the “Eagle Property”) for a price of $4,000.  The money used to purchase these claims came from the working capital of GoEnergy, which consisted of money from a private placement and loans from GoEnergy’s former President.  GoEnergy has not yet begun exploration on this property, but it intends to explore the Eagle Property to look for lead, zinc, copper, silver or gold deposits.  The Eagle Property has no known mineral reserves.

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

Liquidity and Capital Resources

As of April 30, 2009, the Company remains in the exploration stage.  As of April 30, 2009, the Company’s balance sheet reflects total assets of $nil, and total current liabilities of $81,994.  The Company has cash and cash equivalents of $nil and a deficit accumulated in the exploration stage of $150,827.

As noted above, the Company has no cash and cash equivalents.  There can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its majority shareholder to pay expenses on its behalf.  The majority shareholder is under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it may not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended April 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: June 16, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated

By:  /S/ Terry Fields

Terry Fields, Principal Financial Officer

Date: June 16, 2009