Form 10-K
period 2009-07-31
GOENERGY INC
filed 2009-11-13
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

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

[ X  ] Yes   [ ] No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of November 1, 2009, the Company had 4,319,893 shares issued and outstanding.

PART I

ITEM 1. BUSINESS

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

In March 2005, Dave Heyman staked a property claim for us in British Columbia, Canada, known as the Eagle Property.  On April 2, 2005, we purchased a 100% interest in this property from Mr. Heyman for $4,000, which was paid on that date.  The funds for this purchase came from GoEnergy’s working capital, which consisted of funds from a private placement and loans from the former President of the Company.

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

Tolar Property

Pursuant to an Assignment of Oil and Gas Lease dated April 18, 2002, we acquired an undivided 1% working interest, and corresponding 0.78% net revenue interest in an oil and gas lease covering 40 acres located three miles south of Tolar, Hood County, Texas for consideration of $7,500 paid to International Oil and Gas, Inc., a private Delaware company. One of our former directors, James Michael Stewart, acts as the president of International Oil and Gas, Inc.

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

Hood County Prospect

Pursuant to a separate farmout agreement dated March 10, 2002, as amended, we paid $12,500 to International Oil and Gas, Inc. in consideration of it granting to us a 25% working interest and corresponding 19.5% net revenue interest in a 111.89 acre land parcel located in Hood County, Texas. These funds came from our working capital.  One of our former directors, James Michael Stewart, acts as president of International Oil and Gas, Inc.

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

Budget

We plan to conduct additional surface reconnaissance work to better identify areas with visual mineralization and to better map the Eagle Property.  We would also extend the 1992 soil grids towards the south.  The proposed budget for the first phase of exploration, consisting of reconnaissance mapping and sampling, is approximately $6,190.  The proposed budget for the second phase of exploration, consisting of grid mapping and sampling and the extension of the soil grid to the south, is approximately $16,250.  The final phase of exploration, which will occur only if the board of directors of GoEnergy determine that the results of the first two phases warrant further exploration, would consist of trenching and mapping.  The approximate budget for this phase is $126,500.  We do not have enough capital to complete the three different phases set forth above.  In order to complete each of the foregoing phases we will need to raise additional capital.  After each phase, management will determine whether or not further exploration is warranted.  If the second or third phases of exploration are warranted, we do not have enough capital available to us to make such expenditures, and we therefore would have to raise the additional capital.  We do not have any sources of capital available to us at this time.  Our former President, Strato Malamas, is expected to provide funds for the second and third phases if no other funds are available; however, he is not obligated to do so.  If management determines that further exploration is not warranted, we will cease exploration on the Eagle Property.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the period ended July  31, 2009.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s shares trade on the OTCBB under the symbol “GOEE.”   Very limited trading activity has occurred during the past two years with our common stock; therefore, only limited historical price information is available.  The following table sets forth the high and low bid prices of our common stock (USD) for the last two fiscal years and subsequent interim period, as reported by the National Quotation Bureau and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

	(U.S. $)

2008	HIGH	LOW
Quarter Ended Jan 31	N/A	N/A
Quarter Ended April 30	N/A	N/A
Quarter Ended July 31	N/A	N/A
Quarter Ended October 31	$1.385	$.075

2009	HIGH	LOW
Quarter Jan 31	$.075	$.075
Quarter Ended April 30	$.51	$.075
Quarter Ended July 31	$.51	$0.51
Quarter Ended October 31	$.51	$.0375

Holders.

As of July 31, 2009 there were 4,319,893 shares of common stock issued and outstanding owned by approximately 42 shareholders.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended July 31, 2009 or 2008.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

SELECTED FINANCIAL DATA.

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

Liquidity and Capital Resources

As of July 31, 2009, the Company remains in the exploration stage.  As of July 31, 2009, the Company’s balance sheet reflects total assets of $4,802, and total current liabilities of $96,476.  The Company has cash and cash equivalents of $4,802 and a deficit accumulated in the exploration stage of $163,319.

As noted above, the Company has cash and cash equivalents of $4,802.  The Company anticipates that it will use these funds to fund its ongoing business expenses and exploration activities. Once the Company exhausts these funds, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its majority shareholder to pay expenses on its behalf.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it may not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

GOENERGY, INC.

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR  ENDED July 31, 2009

Page
Report of Independent Registered Public Accounting Firm	18
Balance sheet	19
Statements of operations	20
Statements of stockholder’s (deficit)/ equity	21-22
Statements of cash flows	23
Notes to financial statements	24 – 34

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

GoEnergy, Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of GoEnergy, Inc. (An Exploration Stage Company) as of July 31, 2009 and July 31, 2008 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended July 31, 2009 and July 31, 2008 (restated), and since inception on May 2, 2001 through July 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GoEnergy, Inc. (An Exploration Stage Company) as of July 31, 2009 and July 31, 2008 (restated), and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended July 31, 2009 and July 31, 2008 (restated), and since inception on May 2, 2001 through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1b to the financial statements, the Company has incurred losses of $163,319 since inception to July 31, 2009, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1b.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

November 10, 2009

50 South Jones Blvd., Suite 202, Las Vegas, NV 89107 Phone: 888-727-8251 Fax: 888-782-2351

GOENERGY INC.
(An Exploration Stage Company)
Balance Sheets
(Stated in U.S. Dollars)

	July 31	July 31
ASSETS	2009	2008
		(restated)
Current Assets
Cash and cash equivalents	$4,802	$2,219

TOTAL CURRENT ASSETS	4,802	2,219

TOTAL ASSETS	$4,802	$2,219

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$4,884	$4,433
Interest payable to related party	1,592	-
Loan from related party (Note 4)	90,000	70,000
TOTAL CURRENT LIABILITIES	96,476	74,433

Stockholders' Equity (Deficit)

Preferred Shares authorized
20,000,000 at $0.0001par value none, issued	$-	$-

Common Shares authorized
80,000,000 at $0.0001 par value
4,319,893 common shares, issued and outstanding	432	432
Additional paid-in capital	71,213	71,213
Deficit, accumulated during the exploration stage	(163,319)	(143,859)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(91,674)	(72,214)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,802	$2,219

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Operations
(Stated in U.S. Dollars)

	Year Ended July 31		From Date of Inception on May 2, 2001 to July 31
	2009	2008	2008
		(restated)

Investment Income	$-	$-	$4,865
Mineral Property Expenses	1,400	-	$25,455

General and Administrative expenses
Bad debt on promissory note	-	-	46,226
Discount promissory note receivable	-	-	2,774
Interest expense on related party loan	1,592	-	1,592
Interest expense	470	278	749
Office supplies	-	280	6,511
Professional fees	15,998	22,816	84,877

Total Expenses	19,460	23,374	168,184

Net (Loss) Before Taxes	(19,460)	(23,374)	(163,319)
Provision for Income Tax	-	-	-

Net (Loss)	(19,460)	(23,374)	(163,319)

Basic and diluted (Loss) per common share	(0.00)	(0.01)

Weighted Average Number Of Common Shares Outstanding	4,319,893	4,319,893

The accompanying notes are an integral part of these financial statements

(A Delaware Corporation)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
Period From Inception Date of May 2, 2001 to July 31, 2009
(Expressed in U.S. Dollars)

						Total
	Number of		Additional	Other		Stockholders'
	Common		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	(Loss)	(Deficit)	(Deficit)

Shares subscribed on 5/2/01
by Director for cash	2,750,000	$ 275	$ 275	$ -	$ -	$ 550
Shares issued on 7/31/01						-
for cash	1,516,293	152	75,663	-	-	75,815
Finder's fee	-	-	(7,400)	-	-	(7,400)
Net loss for the year						-
ended July 31, 2001	-	-	-	-	(35,810)	(35,810)
Balance, July 31, 2001	4,266,293	427	68,538	-	(35,810)	33,155
Shares issued on July 31, 2002						-
for cash	53,600	5	2,675	-	-	2,680
Net loss for the year						-
ended July 31, 2002	-	-	-	-	(4,159)	(4,159)
Balance, July 31, 2002	4,319,893	432	71,213	-	(39,969)	31,676
Discount promissory note receivable						-
at current rate	-	-	-	(4,129)	-	(4,129)
Net loss for the year						-
ended July 31, 2003	-	-	-	-	(3,099)	(3,099)
Balance, July 31, 2003	4,319,893	432	71,213	(4,129)	(43,068)	24,448
Discount promissory note receivable						-
at current rate	-	-	-	2,019	-	2,019
Net loss for the year						-
ended July 31, 2004	-	-	-	-	(6,671)	(6,671)
Balance, July 31, 2004	4,319,893	432	71,213	(2,110)	(49,739)	19,796
Discount promissory note receivable						-
at current rate	-	-	-	(663)	-	(663)

Net loss for the period						-
ended July 31, 2005	-	-	-	-	(9,240)	(9,240)
Balance, July 31, 2005	4,319,893	432	71,213	(2,773)	(58,979)	9,893
Discount promissory note receivable						-
at current rate	-	-	-	(39)	-	(39)
Net loss for the period						-
ended July 31, 2006	-	-	-	-	(405)	(405)
Balance, July 31, 2006	4,319,893	432	71,213	(2,812)	(59,384)	9,449
Accounting Error on deficit accumulated during the exploration stage				-	13,292	13,292
Reclassification adjustment of discount promissory written off note receivable				2,812	(2,812)	-
Net loss for the period						-
ended July 31, 2007	-	-	-	-	(71,581)	(71,581)
Balance, July 31, 2007	4,319,893	432.00	71,213.00	-	(120,485)	(48,840)
Net loss for the period						-
ended July 31, 2008	-	-	-	-	(23,374)	(23,374)
Balance, July 31, 2008 (restated)	4,319,893	432.00	71,213.00	-	(143,859)	(72,214)
Net loss for the period						-
ended July 31, 2009	-	-	-	-	(19,460)	(19,460)
Balance, July 31, 2009	4,319,893	$ 432	$ 71,213	$ -	$ (163,319)	$ (91,674)

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in U.S. Dollars)

	Year Ended July 31		From Date of Inception on May 2, 2001 to July 31
	2009	2008	2009
		(restated)

Operating activities
Net loss for the period	$(19,460)	$(23,374)	$(163,319)
Item not requiring use of cash
Changes in non-cash working capital items
Accounts payable & accrued liabilities	451	4,433	4,884
Related party interest payable	1,592	-	1,592

Net cash (used) by operating activities	(17,417)	(18,941)	(156,843)

Investing activities	-	-	-

Financing activities
Loan from related party	20,000	20,000	90,000

Common stock issued for cash	-	-	71,645

Net cash provided by financing activities	20,000	20,000	161,645

Net (decrease) in cash	2,583	1,059	4,802

Cash and equivalents - beginning	2,219	1,160	-

Cash and equivalents - ending	$4,802	$2,219	$4,802

Non-cash activities	-	-	-

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2009 and July 31, 2008 (restated)

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

(b)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $163,319 since inception to July 31, 2009 and has a working capital deficiency of $91,674 at July 31, 2009.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  The management is currently planning to raise funds by borrowing and by increasing owner’s equity to pay for ongoing costs and working capital.

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

(b)

Basis of Presentation

These financial statements are prepared in accordance with United States of America

Generally Accepted Accounting Principles (GAAP).

(c)

Translation of Foreign Currency

The functional and the reporting currency is the United States Dollar.

Monetary assets and liabilities are translated at the current rate of exchange.

The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from a foreign currency to the reporting currency.

Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is measured at historical exchange rates that existed at the time the underlying fixed asset was acquired.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2009 and July 31, 2008 (restated)

(Expressed in U.S. Dollars)

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Capital accounts are translated at their historical exchange rates when the capital stock is issued.

(d)

Net Loss per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding for the years ended July 31, 2009 and 2008 is as follows:

	July 31
	2009	2008
Basic weighted average shares	4,319,893	4,319,893
Effect of dilutive securities	-	-
Dilutive potential common shares	4,319,893	4,319,893

Net earnings (Loss) per share - Basic	(0.00)	(0.01)
Net earnings (Loss) per share - Diluted	(0.00)	(0.01)

(e)

Mining Properties and Exploration Costs

Exploration costs and costs of acquiring mineral properties are expensed in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

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

Provisions for future site restoration and reclamation and other post closure costs in respect of operating facilities are expensed over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2009 and July 31, 2008 (restated)

(Expressed in U.S. Dollars)

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Segmented information of the Company’s identifiable assets and operating activities, is as follows:

July 31, 2009 (in US$)	Canada	U.S.	Total
Current assets	$4,802	$-	$4,802
Total Assets	$4,802	$-	$4,802

General and administration expenses	(19,460)	-	(19,460)
Net (loss) for the period	$(19,460)	$-	$(19,460)

July 31, 2008 (in US$)	Canada	U.S.	Total
Current assets	$2,219	$-	$2,219
Total Assets	$2,219	$-	$2,219

General and administration expenses	(23,374)	-	(23,374)
Net (loss) for the period	$(23,374)	$-	$(23,374)

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2009 and July 31, 2008 (restated)

(Expressed in U.S. Dollars)

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(g)

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

(h)

Currency Conversion Policy

When invoices are received by the Company the amount owing is converted from the foreign currency to American dollars using the current exchange rate at the payment date.  This payment policy may result in a currency conversion gain or loss that is not material because so little time passes between the received invoices and the payments.

(i)

Advertising Costs

The company’s policy regarding advertising is to expense advertising when incurred. The company has not incurred any advertising expense as of July 31, 2009

Note 3.

EXPLORATION EXPENDITURES

(a)

Oil and Gas Properties

During the year ended July 31, 2002, the Company purchased from International Oil and Gas Inc. a Texas company, a 1% working interest and 0.78% net revenue interest in an oil and gas lease in the wellbore and production of the Mesa Wood No. 1 property, Texas.  Total consideration was $7,500 and the Company is to bear 1% of the working interest costs.  The Company estimates the total costs associated with drilling a test well to be $463,547 for which the Company will be responsible for 1% or $4,635.  At July 31, 2009, the well was in the early stages of production and no significant revenue has been received by the Company to date.

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

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2009 and July 31, 2008 (restated)

(Expressed in U.S. Dollars)

Note 3.

EXPLORATION EXPENDITURES (cont’d)

(i)

payment of $2,500 upon signing of the agreement (paid);

(ii)

payment of $2,500, on or before May 30, 2002 (paid); and

(iii)

payment of $5,000 by the earlier of commencement of drilling and October 31, 2002 (payment of the $5,000 by October 31, 2002 will extend the date drilling must commence from October 31, 2002 to on or before February 15, 2003).  By an agreement dated February 13, 2003 between the Company and International Oil and Gas Inc. for consideration of the $5,000 and an additional $2,500 (both amounts were paid February 27, 2003) the date the Company must commence drilling was extended to February 15, 2004.  As at July 31, 2009, drilling has not commenced.

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

To date there has been no money spent on the property aside from the money spent to produce a report on the property and to keep the lease in good standing.  Once financing or capital becomes available the company will move forward with the exploration program.

Note 4.

RELATED PARTY TRANSACTIONS

Strato Malamas, the former President and director, as well as a shareholder of the Company, during the year ended July 31, 2002, loaned $20,000 to the Company, and later in 2005 loaned $5,000 to the Company.  On July 20, 2006, he loaned $15,000 to the Company.  On April 12, 2007 he loaned $10,000 to the Company.  On August 13, 2007, he loaned $5,000 to the Company.  On February 18, 2008, he loaned $10,000 to the Company.  On June 25, 2008, he loaned $5,000 to the Company.  On August 7, 2008, he loaned $5,000 to the Company.  On November 24, 2008, he loaned $5,000 to the Company.  On May 8, 2009, he loaned $5,000 to the Company.   On May 8, 2009, he loaned $5,000 to the Company.  On July 12, 2009 he loaned $5,000 to the Company.   The loans are due on demand with 2% interest and no specific terms of repayment.  As of July 31, 2009, the amount of $90,000, plus accrued interest, is owed to Mr. Malamas by the Company.

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

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2009 and July 31, 2008 (restated)

(Expressed in U.S. Dollars)

company $49,000, secured by a non-interest bearing promissory note.  The $49,000 promissory note receivable was written off on January 31, 2007; however, GoEnergy Inc. will pursue to obtain the payment.

Note 6.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at July 31, 2009 for pension, post-employment benefits or postretirement benefits.  The Company does not have a pension plan.

Note 7.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and current liabilities.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial statements approximates their carrying values.

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).

The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2009 and July 31, 2008 (restated)

(Expressed in U.S. Dollars)

authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2009 and July 31, 2008 (restated)

(Expressed in U.S. Dollars)

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2009 and July 31, 2008 (restated)

(Expressed in U.S. Dollars)

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2009 and July 31, 2008 (restated)

(Expressed in U.S. Dollars)

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

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

Note 9.

INCOME TAXES

The Company has losses that total $163,319 for income tax purposes as at July 31, 2009.  There are no current or deferred tax expenses for the period ended July 31, 2009, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2009	2008

Deferred tax assets	$55,528	$48,912
Valuation allowance	$(55,528)	$(48,912)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the periods ended July 31, 2009 and 2008 is as follows:

	2009	2008

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at July 31, 2009 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2009 and July 31, 2008 (restated)

(Expressed in U.S. Dollars)

Note 10.

 RESTATED ITEMS OF THE FINACIAL STATEMENTS

The financial statement ended July 31, 2008 has been restated and the relevant item ere explained accordingly.

(a)

Accrued Expenses

The restated financial statements for the year ended July 31, 2008 includes the accrual of professional services as following:

Date	Supplier and expense item
31-Jul-08	Moore and Associates Chartered Accountants and Advisors - Auditing services	3,500.00
31-Jul-08	Frascona, Joiner, Goodman and Greenstein - Legal services	451.01
31-Jul-08	Nelson Soto - Bookkeeping services	481.65
Total accrual expenses for the year ended July 31, 2008		4,432.66

(b)

Prior Period Reversal of Comprehensive Income

Additionally the restated financial statements for the year ended July 31, 2008 includes the removal of the comprehensive income section from the balances sheets and the statements of operations. Additionally in the statement of stockholders' equity (deficit) has been done a reclassification adjustment for the discount promissory note which was written off in 2007 but was not removed accordingly in that year from the financial statements of the Company.

The amounts of $2,812 that has been stated in the removed comprehensive income was amalgamated in the accumulated deficit or incurred losses of the Company which is $143, 859 until July 31, 2008 and consequently $163,319 since inception to July 31, 2009.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K and Forms 8/KA filed with the SEC on August 5, 2009, August 6, 2009, and September 23, 2009, respectively, the Company changed its auditors.  There have been no disagreements with our accountants on accounting and financial disclosure.

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

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of July 31, 2009 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of July 31, 2009, the Company's internal control over financial reporting was effective.

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

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

As of November 1, 2009, the directors and executive officers serving the Company were as follows:

Name	Age	Positions held
Terry Fields	67	Chief Executive Officer, Chief Financial Officer, and Director

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of July 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

Audit Committee Expert

The Company does not have an Audit Committee.  Because the Company does not have an Audit Committee it does not currently have a financial expert serving on an Audit Committee.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth, for the years indicated, all compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by the Company’s chief executive officer , chief financial officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

Summary Compensation Table

						Non-Equity	Non-qualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All other
Name and		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)	($)
Terry Fields, CEO & CFO	2009 2008	$0 $0	-- --	-- --	-- --	-- --	-- --	-- --	$0 $0
Strato Malamas, Former CEO and CFO(1)	2009 2008	$0 $0	-- --	-- --	-- --	-- --	-- --	-- --	$0 $0

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

Director Compensation

At this time, no compensation has been scheduled for members of the Board of Directors or officers, and no compensation has been paid for the last year. The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended July 31, 2009.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total Compensation
Terry Fields	--	--	--	--	--	--	--
Strato Malamas(1)	--	--	--	--	--	--	--

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of November 1, 2009. The information in this table provides the ownership information for each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 4,319,893 shares outstanding on November 1, 2009. There are no outstanding options which are exercisable or will be exercisable within 60 days after November 1, 2009.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On May 1, 2002, Strato Malamas, loaned to GoEnergy $20,000.  This loan is unsecured and bears interest at 2%.

On April 27, 2005, Strato Malamas loaned GoEnergy $5,000.  This loan is unsecured and bears interest at 2%.

On July 20, 2006, Strato Malamas loaned GoEnergy $15,000.  This loan is unsecured and bears interest at 2%.

On April 12, 2007, Strato Malamas loaned GoEnergy $10,000.  This loan is unsecured and bears interest at 2%.

On August 13, 2007 Strato Malamas loaned GoEnergy $5,000.  This loan is unsecured and bears interest at 2%.

On February 18, 2008 Strato Malamas loaned GoEnergy $10,000.  This loan is unsecured and bears interest at 2%.

On June 25, 2008, Strato Malamas loaned GoEnergy $5,000.  This loan is unsecured and bears interest at 2%.

On August 7, 2008 Strato Malamas loaned GoEnergy $5,000.  This loan is unsecured and bears interest at 2%.

On November 24, 2008, Strato Malamas loaned GoEnergy $5,000.  This loan is unsecured and bears interest at 2%.

On May 8, 2009, Strato Malamas loaned GoEnergy $5,000.  This loan is unsecured and bears interest at 2%.

On July 12, 2009, Strato Malamas loaned GoEnergy $5,000.  This loan is unsecured and bears interest at 2%.

Mr. Malamas may, but is not obligated to, lend GoEnergy additional funds to cover operating costs in the near future, if needed.

GoEnergy has repaid $0 to Mr. Malamas and currently owes him $90,000 plus accrued interest, as of July 31, 2009.

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

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence finding.  The Company’s board of directors may not find independent a director who:

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Seale and Beers, CPAs for audit of the Company’s financial statements for the fiscal years ended July 31, 2009 and 2008 were $5,000.

Audit Related Fees

(2)

Seale and Beers, CPAs did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2009 and 2008.

Tax Fees

(3)

The aggregate fees billed by Seale and Beers, CPAs for tax compliance, advice and planning were $0.00 for the fiscal year ended July 31, 2009 and $0.00 for the fiscal year ended July 31, 2008.

All Other Fees

 (4)

Seale and Beers, CPAs did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2009 and 2008.

Audit Committee=s Pre-approval Policies and Procedures

(5)

GoEnergy, Inc. does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for fiscal year ended July 31, 2009.

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

Date: November 13, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Terry Fields

Terry Fields, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director

Date: November 13, 2009