Form 10-Q
period 2009-10-31
GOENERGY INC
filed 2009-12-17
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ X ] Yes   [  ] No

As of December 15, 2009 the Issuer had 4,319,893 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

(a)

The financial statements of GoEnergy, Inc. (the "Company", “We” or, “GoEnergy”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the fiscal period ended July 31, 2009 filed with the Securities and Exchange Commission  on November 13, 2009.

GOENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2009

    (Stated in US Dollars)

GOENERGY INC.
(An Exploration Stage Company)
Balance Sheets
(Stated in U.S. Dollars)

	October 31	July 31
ASSETS	2009	2009
	(unaudited)

Current Assets
Cash and cash equivalents	$3,601	$4,802

TOTAL CURRENT ASSETS	3,601	4,802

TOTAL ASSETS	$3,601	$4,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payables and accrued liabilities	$6,350	$4,884
Interest payable to related party	2,046	1,592
Loan from related party (Note 4)	90,000	90,000
TOTAL CURRENT LIABILITIES	98,396	96,476

Stockholders' Equity (Deficit)

Preferred Shares authorized
20,000,000 at $0.0001par value none, issued	$-	$-

Common Shares authorized
80,000,000 at $0.0001 par value
4,319,893 common shares, issued and outstanding	432	432
Additional paid-in capital	71,213	71,213
Deficit, accumulated during the exploration stage	(166,440)	(163,319)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(94,795)	(91,674)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,601	$4,802

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Operations
(Stated in U.S. Dollars)
(unaudited)
			From Date
			of Inception
	Three months		On May 2,
	Ended		2001 to
	October 31		October 31
	2009	2008	2009

Investment income	$-	$-	$4,865

Mineral Property Expenses	-	-	25,455

General and Administration Expenses
Bad debt on promissory note	-	-	46,226
Discount promissory note receivable	-	-	2,774
Interest expense on related party loan	-	-	1,592
Interest expense	505	426	1,254
Office supplies	-	109	6,511
Professional fees	2,616	5,323	87,493

Total Expenses	3,121	5,858	171,305

Net (Loss) Before Taxes	(3,121)	(5,858)	(166,440)
Provision for Income Tax	-	-	-
Net (Loss)	(3,121)	(5,858)	(166,440)

Basic and diluted (Loss) per common share	(0.00)	(0.00)

Weighted Average Number Of Common Shares Outstanding	4,319,893	4,319,893

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in U.S. Dollars)
(unaudited)
			From Date
			of Inception
	Three months		On May 2,
	Ended		2001 to
	October 31		October 31
	2009	2008	2009

Operating activities
Net loss for the period	$(3,121)	$(5,858)	$(166,440)
Item not requiring use of cash
Changes in non-cash working capital items
Accounts payable & accrued liabilities	1,466	375	6,350
Related party interest payable	454	-	2,046

Net cash (used) by operating activities	(1,201)	(5,483)	(158,044)

Investing activities	-	-	-

Financing activities
Loan from related party	-	5,000	90,000
Common stock issued for cash	-	-	71,645

Net cash provided by financing activities	-	5,000	161,645

Net (decrease) in cash	(1,201)	(483)	3,601

Cash and equivalents - beginning	4,802	2,219	-

Cash and equivalents – ending	$3,601	$1,736	$3,601

Non-cash activities	-	-	-

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2009 and October 31, 2008

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

 (b)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $166,440 since inception to October 31, 2009 and has a working capital deficiency of $94,795 at October 31, 2009.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  The management is currently planning to raise funds by borrowing and by increasing owner’s equity to pay for ongoing costs and working capital.

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

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2009 and October 31, 2008

(Expressed in U.S. Dollars)

 Note 2.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t)

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is measured at historical exchange rates that existed at the time the underlying fixed asset was acquired.

Capital accounts are translated at their historical exchange rates when the capital stock is issued.

(d)

Net Loss per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding for the periods ended October 31, 2009 and 2008 is as follows:

	October 31
	2009	2008
Basic weighted average shares	4,319,893	4,319,893
Effect of dilutive securities	-	-
Dilutive potential common shares	4,319,893	4,319,893

Net earnings (Loss) per share - Basic	(0.00)	(0.00)
Net earnings (Loss) per share - Diluted	(0.00)	(0.00)

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

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2009 and October 31, 2008

(Expressed in U.S. Dollars)

 Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t)

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

Segmented information of the Company’s identifiable assets and operating activities, is as follows:

October 31, 2009 (in US$)	Canada	U.S.	Total
Current assets	$3,601	$-	$3,601
Total Assets	$3,601	$-	$3,601
General and administration expenses	(3,121)	-	(3,121)
Net (loss) for the period	$(3,121)	$-	$(3,121)

October 31, 2008 (in US$)	Canada	U.S.	Total
Current assets	$1,736	$-	$1,736
Total Assets	$1,736	$-	$1,736
General and administration expenses	(5,858)	-	(5,858)
Net (loss) for the period	$(5,858)	$-	$(5,858)

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2009 and October 31, 2008

(Expressed in U.S. Dollars)

 Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t)

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

(i)

Advertising Costs

The company’s policy regarding advertising is to expense advertising when incurred. The company has not incurred any advertising expense as of October 31, 2009

Note 3.

EXPLORATION EXPENDITURES

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

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2009 and October 31, 2008

(Expressed in U.S. Dollars)

Note 3.

EXPLORATION EXPENDITURES (con’t)

(i)

payment of $2,500 upon signing of the agreement (paid);

(ii)

payment of $2,500, on or before May 30, 2002 (paid); and

(iii)

payment of $5,000 by the earlier of commencement of drilling and October 31, 2002 (payment of the $5,000 by October 31, 2002 will extend the date drilling must commence from October 31, 2002 to on or before February 15, 2003).  By an agreement dated February 13, 2003 between the Company and International Oil and Gas Inc. for consideration of the $5,000 and an additional $2,500 (both amounts were paid February 27, 2003) the date the Company must commence drilling was extended to February 15, 2004.  As at October 31, 2009, drilling has not commenced.

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

Note 4.

RELATED PARTY TRANSACTIONS

The president, a director and shareholder of the Company during the year ended July 31, 2002 loaned $20,000 to the Company. Subsequent related-party loans were made to the Company of $5,000 in 2005; $15,000 on July 20, 2006; $10,000 on April 12, 2007; $5,000 on August 13, 2007; $10,000 on February 18, 2008; and $5,000 on each of the following June 25, 2008, August 7, 2008, November 24, 2008, May 8,2009 and on July 12, 2009, respectively. As of August 1, 2008 the loans are due on demand with 2% interest and no specific terms of repayment. The amount of $90,000 is in Loan from related party is owed by the Company at October 31, 2009.

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

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2009 and October 31, 2008

(Expressed in U.S. Dollars)

Note 6.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at October 31, 2009 for pension, post-employment benefits or postretirement benefits.  The Company does not have a pension plan.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2009 and October 31, 2008

(Expressed in U.S. Dollars)

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2009 and October 31, 2008

(Expressed in U.S. Dollars)

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

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

October 31, 2009 and October 31, 2008

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

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2009 and October 31, 2008

(Expressed in U.S. Dollars)

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

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

	2009	2008
Deferred tax assets	$ 56,590	$ 49,269
Valuation allowance	$ (56,590)	$ (49,269)
Net deferred tax assets	$ -	$ -

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the periods ended October 31, 2009 and 2008 is as follows:

	2009	2008

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at October 31, 2009 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2009 and October 31, 2008

(Expressed in U.S. Dollars)

Note 10.

 RESTATED ITEMS OF THE FINACIAL STATEMENTS

The Financial Statements ended July 31, 2008 have been restated, consequently the quarter ended October 31, 2008 has been restated as well; and the relevant item is explained accordingly.

(a)

Prior Period Reversal of Comprehensive Income

The restated Financial Statements for the year ended July 31, 2008 includes the removal of the Comprehensive Income section from the Balance Sheets and the Statements of Operations. Additionally in the Statement of Stockholders' Equity (Deficit) a reclassification adjustment has been made for the discount promissory note which was written off in 2007, but was not removed from the financial statements of the Company that year.

The amount of $2,812 that has been stated in the removed comprehensive income was amalgamated in the accumulated deficit of $145,284 since inception to October 31, 2008 and $166,440 since inception to October 31, 2009.

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

Liquidity and Capital Resources

As of October 31, 2009, the Company remains in the exploration stage.  As of October 31, 2009, the Company’s balance sheet reflects total assets of $3,601, and total current liabilities of $98,396.  The Company has cash and cash equivalents of $3,601 and a deficit accumulated in the exploration stage of $166,440.

As noted above, the Company has cash and cash equivalents of $3,601.  The Company anticipates that it will use these funds to fund its ongoing business expenses and exploration activities. Once the

Company exhausts these funds, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its majority shareholder to pay expenses on its behalf.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it may not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended October 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: December 17, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated

By:  /S/ Terry Fields

Terry Fields, Principal Financial Officer

Date: December 17, 2009