Form 10-Q
period 2010-01-31
GOENERGY INC
filed 2010-03-22
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

[ X ] Yes   [  ] No

As of March 15, 2010 the Issuer had 4,319,893 shares of common stock issued and outstanding.

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

GOENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED JANUARY 31, 2010

    (Stated in US Dollars)

GOENERGY INC.
(An Exploration Stage Company)
Balance Sheets
(Stated in U.S. Dollars)

	January 31	July 31
ASSETS	2010	2009
	(unaudited)

Current Assets
Cash and cash equivalents	$603	$4,802

TOTAL CURRENT ASSETS	603	4,802

TOTAL ASSETS	$603	$4,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payables and accrued liabilities	$2,500	$4,884
Interest payable to related party	2,566	1,592
Loan from related party (Note 4)	106,848	90,000
TOTAL CURRENT LIABILITIES	111,914	96,476

Stockholders' Equity (Deficit)

Preferred Shares authorized
20,000,000 at $0.0001par value none, issued	$-	$-

Common Shares authorized
80,000,000 at $0.0001 par value
4,319,893 common shares, issued and outstanding	432	432
Additional paid-in capital	71,213	71,213
Deficit, accumulated during the exploration stage	(182,956)	(163,319)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(111,311)	(91,674)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$603	$4,802

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Operations
(Stated in U.S. Dollars)
(unaudited)

					From Date
					of Inception
	For the Three		Six months		On May 2,
	Months Ended		Ended		2001 to
	January 31		January 31		January 31
	2010	2009	2010	2009	2010

Investment income	$-	$-	$-	$-	$4,865

Mineral Property Expenses	-	-	-	-	25,455

General and Administration Expenses
Bad debt on promissory note	-	-	-	-	46,226
Discount promissory note receivable	-	-	-	-	2,774
Interest expense on related party loan	521	-	521	-	2,113
Interest expense and bank charges	1,371	-	1,875	-	2,625
Meal and entertainment	952	-	952		952
Office supplies	246	521	246	1,056	6,757
Professional fees	12,553	4,854	15,169	10,177	100,045
Rental expenses	345	-	345	-	345
Travel	529	-	529	-	529

Total Expenses	16,517	5,375	19,637	11,233	187,821

Net (Loss) Before Taxes	(16,517)	(5,375)	(19,637)	(11,233)	(182,956)
Provision for Income Tax	-	-	-	-	-
Net (Loss)	(16,517)	(5,375)	(19,637)	(11,233)	(182,956)

Basic and diluted (Loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number Of Common Shares Outstanding	4,319,893	4,319,893	4,319,893	4,319,893

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in U.S. Dollars)
(unaudited)
					From Date
					of Inception
	Three months		Six months		On May 2,
	Ended		Ended		2001 to
	January 31		January 31		January 31
	2010	2009	2010	2009	2010

Operating activities
Net loss for the period	$(16,517)	$(5,375)	$(19,637)	$(11,233)	$(182,956)
Item not requiring use of cash
Changes in non-cash working capital items
Accounts payable & accrued liabilities	(3,850)	394	(2,384)	769	2,500
Related party interest payable	521	-	974	-	2,566

Net cash (used) by operating activities	(19,846)	(4,981)	(21,047)	(10,464)	(177,890)

Investing activities	-	-	-	-	-

Financing activities
Loan from related party	16,848	5,000	16,848	10,000	106,848

Common stock issued for cash	-	-	-	-	71,645

Net cash provided by financing activities	16,848	5,000	16,848	10,000	178,493

Net (decrease) in cash	(2,998)	19	(4,199)	(464)	603

Cash and equivalents - beginning	3,601	1,736	4,802	2,219	-

Cash and equivalents – ending	$603	$1,755	$603	$1,755	$603

Non-cash activities	-	-	-	-	-

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010 and January 31, 2009

(Expressed in U.S. Dollars)

Note 1.

BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS

The Company date of incorporation and inception was on May 2, 2001 under the Company Act of the State of Delaware, as an exploration stage company.  The financial statements are according to the provisions of the SFAS No.7 as a natural resource exploration company.  The Company has been primarily involved in organizational activities and has obtained an interest in certain oil and gas wells, mining claims and intends to carry out exploration work thereon.

Note 2.

GOING CONCERN

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $182,956 since inception to January 31, 2010 and has a working capital deficiency of $111,311 at January 31, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management plans to raise funds by borrowing and by equity issuances to pay for general working capital purposes.

Note 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

General and Administration Expense

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

Computation of basic and diluted weighted average number of shares outstanding for the periods ended January 31, 2010 and 2009 is as follows:

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010 and January 31, 2009

(Expressed in U.S. Dollars)

Note 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

	January 31
	2010	2009
Basic weighted average shares	4,319,893	4,319,893
Effect of dilutive securities	-	-
Dilutive potential common shares	4,319,893	4,319,893

Net earnings (Loss) per share - Basic	(0.00)	(0.00)
Net earnings (Loss) per share - Diluted	(0.00)	(0.00)

  (d)  Mining Properties and Exploration Costs

Exploration and mineral property acquisition costs are expensed in the year in which they are incurred, except where these costs relate to specific properties for which economically recoverable resources are estimated to exist, in which case they are capitalized.

Mining property costs are, upon commencement of production, amortized over the estimated life, or are written off if the property is abandoned or if there is considered to be a permanent impairment in value.

Investments in mining properties over which the company can exercise significant influence but does not have joint control are accounted for using the equity method.

Site Restoration and Post-Closure Costs

Expenditures related to ongoing environmental and reclamation activities are expensed, as incurred, unless previously accrued.

Provisions for future site restoration and reclamation and other post-closure costs with respect to operating facilities are amortized over the estimated life of the operating facility, commencing when a reasonably definitive estimate of the cost can be made.

Environment Remedial Liability

The Company does not own any properties that are subject to environmental remedial liabilities.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010 and January 31, 2009

(Expressed in U.S. Dollars)

Note 3.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

              (e)   Segment Reporting

Our company’s policy is to report financial and descriptive information about our reportable operating segments in annual and interim financial reports.  We understand that operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance.  Two or more operating segments may be aggregated into a single operating segment provided aggregation is consistent with objective and basic principles. If the segments have similar economic characteristics, and the segments are considered similar. We also follow established standards and provide related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the Company’s general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

Segmented information of the Company’s identifiable assets and operating activities, is as follows:

January 31, 2010 (in US$)	Canada	U.S.	Total
Current assets	$603	$-	$603
Total Assets	$603	$-	$603
General and administration expenses	(19,637)	-	(19,637)
Net (loss) for the period	$(19,637)	$-	$(19,637)

January 31, 2009 (in US$)	Canada	U.S.	Total
Current assets	$1,755	$-	$1,755
Total Assets	$1,755	$-	$1,755
General and administration expenses	(11,233)	-	(11,233)
Net (loss) for the period	$(11,233)	$-	$(11,233)

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010 and January 31, 2009

(Expressed in U.S. Dollars)

Note 3.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

             (f)   Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principals in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(g)

Currency Conversion Policy

The functional and the reporting currency is the United States dollar.

Monetary assets and liabilities are translated at the rate of exchange at the financial statement date.

The average exchange rate for the period is used to translate revenue, expenses, and gains or losses from a foreign currency to the reporting currency.

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

(h)

Advertising Costs

The company’s policy regarding advertising is to expense advertising when incurred. The company has not incurred any advertising expense as of January 31, 2010.

Note 4.

RELATED PARTY TRANSACTIONS

As of January 31, 2010 a shareholder is owed $96,848 in notes payable. These notes are due on demand and are accruing interest at 2% per annum from August 1, 2008 until the notes are paid back in full.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010 and January 31, 2009

(Expressed in U.S. Dollars)

Note 4.

RELATED PARTY TRANSACTIONS

As of January 31, 2010 an associate is owed $10,000 plus interest of 2% until it is paid back in full.

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

Note 6.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at January 31, 2010 for pension, post-employment benefits or postretirement benefits.  The Company does not have a pension plan.

Note 7.

   FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and current liabilities.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial statements approximates their carrying values.

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards and their effect on the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010 and January 31, 2009

(Expressed in U.S. Dollars)

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010 and January 31, 2009

(Expressed in U.S. Dollars)

Note 8.

  RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below).

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010 and January 31, 2009

(Expressed in U.S. Dollars)

Note 8.  RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below).

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below).

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010 and January 31, 2009

(Expressed in U.S. Dollars)

Note 8.

  RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS

166 to have a material effect on the financial position, results of operations or cash flows of the Company.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010 and January 31, 2009

(Expressed in U.S. Dollars)

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS (cont’d)

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company. In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

Note 9.

INCOME TAXES

The Company has losses that total $182,956 for income tax purposes as at January 31, 2010.  There are no current or deferred tax expenses for the period ended January 31, 2010, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2010	2009
Deferred tax assets	$62,205	$55,528
Valuation allowance	$(62,205)	$(55,528)
Net deferred tax assets	$-	$-

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

January 31, 2010 and January 31, 2009

(Expressed in U.S. Dollars)

Note 9.

INCOME TAXES (cont’d)

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the periods ended January 31, 2010 and 2009 is as follows:

	2010	2009

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at January 31, 2010 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 10.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events and is reporting none through March 20, 2010.

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

Liquidity and Capital Resources

As of January 31, 2010, the Company remains in the exploration stage.  As of January 31, 2010, the Company’s balance sheet reflects total assets of $603, and total current liabilities of $111,914.  The Company has cash and cash equivalents of $604 and a deficit accumulated in the exploration stage of $182,956.

As noted above, the Company has cash and cash equivalents of $603.  The Company anticipates that it will use these funds to fund its ongoing business expenses and exploration activities. Once the Company exhausts these funds, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its majority shareholder to pay expenses on its behalf.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it may not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended January 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: March 22, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated

By:  /S/ Terry Fields

Terry Fields, Principal Financial Officer

Date: March 22, 2010