Form 10-Q
period 2010-04-30
GOENERGY INC
filed 2010-06-15
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 000-33383

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

[X] Yes   [  ] No

As of June 14, 2010 the Issuer had 4,319,893 shares of common stock issued and outstanding.

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

GOENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED APRIL 30, 2010

    (Stated in US Dollars)

GOENERGY INC.
(An Exploration Stage Company)
Balance Sheets
(Stated in U.S. Dollars)

	April 30	July 31
ASSETS	2010	2009
	(unaudited)

Current Assets
Cash and cash equivalents	$4,779	$4,802

TOTAL CURRENT ASSETS	4,779	4,802

TOTAL ASSETS	$4,779	$4,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payables and accrued liabilities	$2,250	$4,884
Interest payable to related party	3,081	1,592
Loan from related party (Note 4)	116,848	90,000
TOTAL CURRENT LIABILITIES	122,179	96,476

Stockholders' Equity (Deficit)

Preferred Shares authorized
20,000,000 at $0.0001par value none, issued	$-	$-

Common Shares authorized
80,000,000 at $0.0001 par value
4,319,893 common shares, issued and outstanding	432	432
Additional paid-in capital	71,213	71,213
Deficit, accumulated during the exploration stage	(189,045)	(163,319)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(117,400)	(91,674)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,779	$4,802

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Operations
(Stated in U.S. Dollars)
(unaudited)
					From Date
					of Inception
	For the Three		Nine months		On May 2,
	Months Ended		Ended		2001 to
	April 30		April 30		April 30
	2010	2009	2010	2009	2010

Investment income	$-	$-	$-	$-	$4,865

Mineral Property Expenses	-	-	-	-	25,455

General and Administration Expenses
Bad debt on promissory note	-	-	-	-	46,226
Discount promissory note receivable	-	-	-	-	2,774
Interest expense on related party loan	515	-	1,035	-	2,629
Interest expense and bank charges	123	-	1,999	-	2,748
Meal and entertainment	658	-	1,611		1,610
Office supplies	529	443	775	1,499	7,286
Professional fees	3,827	2,537	18,996	12,714	103,872
Rental expenses	249	-	594	-	594
Travel	187	-	716	-	716

Total Expenses	6,088	2,980	25,726	14,213	193,910

Net (Loss) Before Taxes	(6,088)	(2,980)	(25,726)	(14,213)	(189,045)
Provision for Income Tax	-	-	-	-	-
Net (Loss)	(6,088)	(2,980)	(25,726)	(14,213)	(189,045)

Basic and diluted (Loss) per common share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted Average Number Of Common Shares Outstanding	4,319,893	4,319,893	4,319,893	4,319,893

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in U.S. Dollars)
(unaudited)
		Three months Ended April 30		Nine months Ended April 30		From Date of Inception On May 2, 2001 to April 30
		2010	2009	2010	2009	2010

Operating activities
Net loss for the period		$(6,088)	$(2,980)	$(25,726)	$(14,213)	$(189,045)
Item not requiring use of cash
Changes in non-cash working capital items
Accounts payable & accrued liabilities		(250)	392	(2,634)	1,161	2,250
Related party interest payable		514	-	1,489	-	3,081

Net cash (used) by operating activities		(5,824)	(2,588)	(26,871)	(13,052)	(183,714)

Investing activities		-	-	-	-	-

Financing activities
Loan from related party		10,000	-	26,848	10,000	116,848

Common stock issued for cash		-	-	-	-	71,645

Net cash provided by financing activities		10,000	-	26,848	10,000	188,493

Net (decrease) in cash		4,176	(2,588)	(23)	(3,052)	4,779

Cash and equivalents – beginning		603	1,755	4,802	2,219	-

Cash and equivalents – ending		$4,779	$(833)	$4,779	$(833)	$4,779

Non-cash activities	-	-	-	-	-	-

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2010 and April 30, 2009

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

Note 2.

GOING CONCERN

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses of $189,045 since inception to April 30, 2010 and has a working capital deficiency of $117,400 at April 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management plans to raise funds by borrowing and by equity issuances to pay for general working capital purposes.

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

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2010 and April 30, 2009

 (Expressed in U.S. Dollars)

Note 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(c)

Net Loss per Share (cont’d)

Computation of basic and diluted weighted average number of shares outstanding for the periods ended April 30, 2010 and 2009 is as follows:

	April 30
	2010	2009
Basic weighted average shares	4,319,893	4,319,893
Effect of dilutive securities	-	-
Dilutive potential common shares	4,319,893	4,319,893

Net earnings (Loss) per share - Basic	(0.01)	(0.00)
Net earnings (Loss) per share - Diluted	(0.01)	(0.00)

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

April 30, 2010 and April 30, 2009

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

Segmented information of the Company’s identifiable assets and operating activities, is as follows:

April 30, 2010 (in US$)	Canada	U.S.	Total
Current assets	$4,779	$-	$4,779
Total Assets	$4,779	$-	$4,779
General and administration expenses	(6,058)	-	(6,058)
Net (loss) for the period	$(6,058)	$-	$(6,058)

April 30, 2009 (in US$)	Canada	U.S.	Total
Current assets	$-	$-	$-
Total Assets	$-	$-	$-
General and administration expenses	(14,213)	-	(14,213)
Net (loss) for the period	$(14,213)	$-	$(14,213)

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2010 and April 30, 2009

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

When invoices are received by the Company the amount owing is converted from the foreign currency to U.S. dollars using the current exchange rate at the payment date.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is measured at historical exchange rates that existed at the time the underlying fixed asset was acquired.

Capital accounts are translated at their historical exchange rates when the capital stock is issued.

(h)

Advertising Costs

The company’s policy regarding advertising is to expense advertising when incurred. The company has not incurred any advertising expense as of April 30, 2010.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2010 and April 30, 2009

 (Expressed in U.S. Dollars)

Note 4.

RELATED PARTY TRANSACTIONS

Stockholders' Loans

As of April 30, 2010 Strato Malamas is owed $96,848 in notes payable. These notes are due on demand and are accruing interest at 2% per annum from August 1, 2008 until the notes are paid back in full.

As of April 30, 2010 Webworks Multimedia Corporation is owed $20,000 plus interest. These notes are due on demand and are accruing interest at 2% per annum from November 27, 2009 until it is paid back in full.

Note 5.

PROMISSORY NOTE RECEIVABLE

The Company was committed to pay $85,000 to an independent consultant to take the Company public.  The Company had paid $49,000, of which $14,000 was paid during the year ended July 31, 2002 and $35,000 was paid during the period from inception (May 2, 2001) to July 31, 2001.  The contract was terminated during the year ended July 31, 2002 and the consultant agreed to repay the company $49,000, secured by a non-interest bearing promissory note.  The $49,000 promissory note receivable was written off on January 31, 2007; however, the Company will pursue to obtain the payment.

Note 6.

PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at April 30, 2010 for pension, post-employment benefits or postretirement benefits.  The Company does not have a pension plan.

Note 7.

   FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and current liabilities.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial statements approximates their carrying values.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2010 and April 30, 2009

 (Expressed in U.S. Dollars)

Note 8.

RECENT ACCOUNTING PRONOUNCEMENTS

All recent accounting pronouncements through June 11, 2010 have been evaluated; however, those will have no impact on the financial statements.

Note 9.

INCOME TAXES

The Company has losses that total $189,045 for income tax purposes as at April 30, 2010.  There are no current or deferred tax expenses for the period ended April 30, 2010, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2010	2009
Deferred tax assets	$64,265	$52,237
Valuation allowance	$(64,265)	$(52,237)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the periods ended April 30, 2010 and 2009 is as follows:

	2010	2009

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at April 30, 2010 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

April 30, 2010 and April 30, 2009

 (Expressed in U.S. Dollars)

Note 10.

SUBSEQUENT EVENTS

Subsequent events have been evaluated through the issuance date of these financials and there have been no events that materially affect the company’s financial statements.

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

Liquidity and Capital Resources

As of April 30, 2010, the Company remains in the exploration stage.  As of April 30, 2010, the Company’s balance sheet reflects total assets of $4,779, and total current liabilities of $122,149.  The Company has cash and cash equivalents of $4,779 and a deficit accumulated in the exploration stage of $117,400.

As noted above, the Company has cash and cash equivalents of $4,779.  The Company anticipates that it will use these funds to fund its ongoing business expenses and exploration activities. Once the Company exhausts these funds, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its majority shareholder to pay expenses on its behalf.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it may not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended April 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(REMOVED AND RESERVED)

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

Date: June 14, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated

By:  /S/ Terry Fields

Terry Fields, Principal Financial Officer

Date: June 14, 2010