Form 10-K
period 2010-07-31
GOENERGY INC
filed 2010-11-05
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

GOENERGY, INC.

(Name of small business issuer in its charter)

Delaware	1041	98-0357690
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3960 Howard Hughes Parkway, Suite 500 Las Vegas, NV 89169
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

[ X  ] Yes   [ ] No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of November 1, 2010, the Company had 4,319,893 shares issued and outstanding.

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

ITEM 2.

 PROPERTIES.

Our executive offices are located at  3960 Howard Hughes Parkway, Suite 500, Las Vegas, NV 89169. We are on a monthly rental basis at $246.00 per month with a sixty day termination clause.  These offices are suitable for our current needs, and we will use these offices for the foreseeable future.  Regarding our additional properties, please refer to Item 1 of the Report on Form 10-K, which is incorporated herein by reference.

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

	(U.S. $)

2009	HIGH	LOW
Quarter Ended Jan 31	$.075	$.075
Quarter Ended April 30	$.51	$.075
Quarter Ended July 31	$.51	$0.51
Quarter Ended October 31	$.51	$.0375

2010	HIGH	LOW
Quarter Jan 31	No Trades
Quarter Ended April 30	No Trades
Quarter Ended July 31	$.20	$.03
Quarter Ended October 31	$.15	$.03

Holders.

As of July 31, 2010 there were 4,319,893 shares of common stock issued and outstanding owned by approximately 42 shareholders of record.

Dividends.

The Company has not declared or paid any cash dividends on its common stock during the fiscal years ended July 31, 2010 or 2009.  The holders of common stock are entitled to receive dividends when and if declared by the Board of Directors, out of funds legally available therefore and to share pro-rata in any distribution to the stockholders. Generally, the Company is not able to pay dividends if after payment of the dividends, it would be unable to pay its liabilities as they become due or if the value of the Company’s assets, after payment of the liabilities, is less than the aggregate of the Company’s liabilities and stated capital of all classes

ITEM 6.

SELECTED FINANCIAL DATA.

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

Liquidity and Capital Resources

As of July 31, 2010, the Company remains in the exploration stage.  As of July 31, 2010, the Company’s balance sheet reflects total assets of $990, and total current liabilities of $128,445.  The Company has cash and cash equivalents of $975 and a deficit accumulated in the exploration stage of $199,100.

As noted above, the Company has cash and cash equivalents of $975.  The Company anticipates that it will use these funds to fund its ongoing business expenses and exploration activities. Once the Company exhausts these funds, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its majority shareholder to pay expenses on its behalf.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it may not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report.

GOENERGY, INC.

 (A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED July 31, 2010

Page
Report of Independent Registered Public Accounting Firm	20
Balance sheet	21
Statements of operations	22
Statements of stockholder’s (deficit)/ equity	23-24
Statements of cash flows	25
Notes to financial statements	26 – 30

GOENERGY INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

July 31, 2010

and July 31, 2009

(Stated in US Dollars)

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GoEnergy Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of GoEnergy Inc. (An Exploration Stage Company) as of July 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended July 31, 2010 and 2009 and from inception on May 2, 2001 through July 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GoEnergy Inc. (An Exploration Stage Company) as of July 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended July 31, 2010 and 2009 and from inception on May 2, 2001 through July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had a loss from operations of $35,781, an accumulated deficit of $199,100, working capital deficit of $127,455 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

November 3, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

GOENERGY INC.
(An Exploration Stage Company)
Balance Sheets
(Stated in U.S. Dollars)

	July 31	July 31
ASSETS	2010	2009

Current Assets
Cash and cash equivalents	$975	$4,802
Prepaid expenses	15	-

TOTAL CURRENT ASSETS	990	4,802

TOTAL ASSETS	$990	$4,802

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payables and accrued liabilities	$7,900	$4,884
Interest payable to related party	3,697	1,592
Loan from related party (Note 6)	116,848	90,000
TOTAL CURRENT LIABILITIES	128,445	96,476

Stockholders' Equity (Deficit)

Preferred Shares authorized
20,000,000 at $0.0001par value none, issued	$-	$-

Common Shares authorized
80,000,000 at $0.0001 par value
4,319,893 common shares, issued and outstanding	432	432
Additional paid-in capital	71,213	71,213
Deficit, accumulated during the exploration stage	(199,100)	(163,319)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(127,455)	(91,674)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$990	$4,802

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Operations
(Stated in U.S. Dollars)

			From Date
			of Inception
	Year		On May 2,
	Ended		2001 to
	July 31		July 31
	2010	2009	2010

Investment income	$-	$-	$4,865

Expenses
Mineral Property Expenses	-	1,400	25,455
Bad debt on promissory note	-	-	49,000
Administrative & professional expenses	27,348	16,468	119,484
Administrative and professional expenses - related party (Note 6)	6,329	-	6,329

Total Expenses	33,677	17,868	200,268

Other Expenses
Interest expense on related party loan	2,104	1,592	3,697

Total Other Expenses	2,104	1,592	3,697

Net (Loss) Before Taxes	(35,781)	(19,460)	(199,100)
Provision for Income Tax	-	-	-
Net (Loss)	$(35,781)	$(19,460)	$(199,100)

Basic and diluted (Loss) per common share	(0.01)	(0.00)

Weighted Average Number Of Common Shares Outstanding	4,319,893	4,319,893

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in U.S. Dollars)

			From Date
			of Inception
	Year		On May 2,
	Ended		2001 to
	July 31		July 31
	2010	2009	2010

Operating activities
Net loss for the period	$(35,781)	$(19,460)	$(199,100)
Item not requiring use of cash
Changes in non-cash working capital items
Prepaid expenses	(15)		(15)
Accounts payable & accrued liabilities	3,016	451	7,900
Related party interest payable	2,105	1,592	3,697

Net cash (used) by operating activities	(30,675)	(17,417)	(187,518)

Investing activities	-	-	-

Financing activities
Loan from related party	29,000	20,000	119,000
Paid to related party	(2,152)	-	(2,152)
Common stock issued for cash	-	-	71,645

Net cash provided by financing activities	26,848	20,000	188,493

Net (decrease) in cash	(3,827)	2,583	975

Cash and equivalents – beginning	4,802	2,219	-

Cash and equivalents – ending	$975	$4,802	$975

Non-cash activities	-	-	-

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.
(A Delaware Corporation)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
Period From Inception Date of May 2, 2001 to July 31, 2010
(Expressed in U.S. Dollars)
					Accumulated
					(Deficit)	Total
	Number of		Additional	Other	During	Stockholders'
	Common		Paid-in	Comprehensive	Exploration	Equity
	Shares	Amount	Capital	(Loss)	Stage	(Deficit)

Balance at Inception, May 2, 2001	-	-	-	-	-	-
Shares subscribed on 5/2/01
by Director for cash	2,750,000	$ 275	$ 275	$ -	$ -	$ 550
Shares issued on 7/31/01						-
for cash	1,516,293	152	75,663	-	-	75,815
Finder's fee	-	-	(7,400)	-	-	(7,400)
Net loss for the year						-
ended July 31, 2001	-	-	-	-	(35,810)	(35,810)
Balance, July 31, 2001	4,266,293	427	68,538	-	(35,810)	33,155
Shares issued on July 31, 2002						-
for cash	53,600	5	2,675	-	-	2,680
Net loss for the year						-
ended July 31, 2002	-	-	-	-	(4,159)	(4,159)
Balance, July 31, 2002	4,319,893	432	71,213	-	(39,969)	31,676
Discount promissory note receivable						-
at current rate	-	-	-	(4,129)	-	(4,129)
Net loss for the year						-
ended July 31, 2003	-	-	-	-	(3,099)	(3,099)
Balance, July 31, 2003	4,319,893	432	71,213	(4,129)	(43,068)	24,448
Discount promissory note receivable						-
at current rate	-	-	-	2,019	-	2,019
Net loss for the year						-
ended July 31, 2004	-	-	-	-	(6,671)	(6,671)
Balance, July 31, 2004	4,319,893	432	71,213	(2,110)	(49,739)	19,796

Discount promissory note receivable						-
at current rate	-	-	-	(663)	-	(663)
Net loss for the period						-
ended July 31, 2005	-	-	-	-	(9,240)	(9,240)
Balance, July 31, 2005	4,319,893	432	71,213	(2,773)	(58,979)	9,893
Discount promissory note receivable						-
at current rate	-	-	-	(39)	-	(39)
Net loss for the period						-
ended July 31, 2006	-	-	-	-	(405)	(405)
Balance, July 31, 2006	4,319,893	432	71,213	(2,812)	(59,384)	9,449
Accounting Error on deficit accumulated during the exploration stage				-	13,292	13,292
Reclassification adjustment of discount promissory written off note receivable				2,812	(2,812)	-
Net loss for the period						-
ended July 31, 2007	-	-	-	-	(71,581)	(71,581)
Balance, July 31, 2007	4,319,893	432	71,213.00	-	(120,485)	(48,840)
Net loss for the period						-
ended July 31, 2008	-	-	-	-	(23,374)	(23,374)
Balance, July 31, 2008 (restated)	4,319,893	432	71,213.00	-	(143,859)	(72,214)
Net loss for the period						-
ended July 31, 2009	-	-	-	-	(19,460)	(19,460)
Balance, July 31, 2009	4,319,893	$ 432	$ 71,213	$ -	$ (163,319)	$ (91,674)
Net loss for the period						-
ended July 31, 2010	-	-	-	-	(35,781)	(35,781)
Balance, July 31, 2010	4,319,893	$ 432	$ 71,213	$ -	$ (199,100)	$ (127,455)

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2010 and July 31, 2009

(Expressed in U.S. Dollars)

Note 1.

BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS

The Company was incorporated on May 2, 2001 under the Company Act of the State of Delaware as an exploration stage company.  We have not produced any significant revenues from our principal business or commenced significant operations and are considered an exploration stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) topic 915.  The Company has been primarily involved in organizational activities and has obtained an interest in certain oil and gas wells, mining claims and intends to carry out exploration work thereon.

Note 2.

GOING CONCERN

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred an accumulated deficit of $199,100 from inception on May 2, 2001 through July 31, 2010 and has a working capital deficit of $127,455 at July 31, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management plans to raise funds by borrowing and by equity issuances to pay for general working capital purposes.

Note 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation

These financial statements are prepared in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America.

              (b)   Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

              (c)   Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2010 and July 31, 2009

(Expressed in U.S. Dollars)

(d)

Net Loss per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding for the periods ended July 31, 2010 and 2009 is as follows:

	July 31
	2010	2009
Basic weighted average shares	4,319,893	4,319,893
Effect of dilutive securities	-	-
Dilutive potential common shares	4,319,893	4,319,893

Net earnings (Loss) per share - Basic	(0.01)	(0.00)
Net earnings (Loss) per share - Diluted	(0.01)	(0.00)

  (e)  Mining Properties and Exploration Costs

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

Investments in mining properties over which the company can exercise significant influence, but does not have joint control, are accounted for using the equity method.

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

July 31, 2010 and July 31, 2009

(Expressed in U.S. Dollars)

(f)  Currency Conversion Policy

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

(g)

 Advertising Costs

The company’s policy regarding advertising is to expense advertising when incurred. The company has not incurred any advertising expense as of July 31, 2010.

(h)

  Reclassification

 Some of our expense accounts were combined in 2009 to make our financial statements easier to read.

Note 4.

   FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and current liabilities.  It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial statements approximates their carrying values.

Note 5.

RECENT ACCOUNTING PRONOUNCEMENTS

At November 2, 2010, management has evaluated all recent accounting pronouncements and believes that none will have a material effect on the Company’s financial statements

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2010 and July 31, 2009

(Expressed in U.S. Dollars)

Note 6.

RELATED PARTY TRANSACTIONS

At July 31, 2010 and 2009, a shareholder was owed principal on loans to the Company in the amounts of $96,848 and $90,000, respectively. These notes are due on demand and are accruing interest at 2% per annum from August 1, 2008 until the notes are paid in full. The interest owed for the years ended July 31, 2010 and 2009 was $3,494 and $1,592, respectively.

At July 31, 2010 and 2009, an affiliate was owed principal on loans to the Company in the amounts of $15,000 and $0, respectively.  These notes are due on demand and are accruing interest at 2% per annum from November 27, 2009 until paid back in full. The interest owed to for the years ended July 31, 2010 and 2009 was $178 and $0, respectively.

Additionally, at July 31, 2010 and 2009 another related party was owed principal on loans to the Company in the amounts of $5,000 and $0, respectively.  These notes are due on demand and are accruing interest at 2% per annum from April 30, 2010 until paid in full. The interest owed for the years ended July 31, 2010 and 2009 was $25 and $0, respectively.

During the fiscal years ended July 31, 2010 and 2009, the President of the Company was paid for consulting fees and general and administrative expenses in the amount of $6,329 and $0, respectively.

Note 7.

INCOME TAXES

The Company has net losses that total $199,100 for income tax purposes as at July 31, 2010.  There are no current or deferred tax expenses for the period ended July 31, 2010, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2010	2009
Deferred tax assets	$67,694	$55,528
Valuation allowance	$(67,694)	$(55,528)
Net deferred tax assets	$-	$-

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

July 31, 2010 and July 31, 2009

(Expressed in U.S. Dollars)

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the periods ended July 31, 2010 and 2009 is as follows:

	2010	2009

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at July 31, 2010 and 2009 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 8.

PREPAID EXPENSES

At July 31, 2010, the Company has prepaid legal expenses of $15.  The prepaid expense is being amortized as the services are performed and billed against it.

Note 9.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and there have been no events that materially affect the company’s financial statements.

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

Biographical Information

Terry Fields:  Mr. Terry R. Fields graduated from UCLA in 1965 with a Bachelor of Science Degree and then attended the University of Loyola Law School, where he received his Juris Doctorate and thereafter practiced law in California for over thirty years.  During this time, Mr. Fields served as an officer and director of many public companies in the United States and Canada.  He has experience in corporate law and finance, with emphasis in the resource sector.  Mr. Fields served as President of High Desert Mineral Resources, Inc. for over 15 years, and as a Director of International Chargold Resources, Ltd. (now GBS Gold International, Inc.) from March 2001 to April 2002.  Mr. Fields currently serves as a Director and President of First Pursuit Ventures, Willow Creek Enterprises, Daulton Capital Corp. and as a Director of Meadow bay Capital Corp.

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

Directorships

In addition to serving as a director of GoEnergy, Terry Fields serves as a director of First Pursuit Ventures and Meadow Bay Capital Corp. both Canadian companies as well as Daulton Capital Corp. and Willow Creek Enterprises, fully reporting U.S. companies.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission.  Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of the copies of such forms received by it, the Company believes that, as of July 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders were satisfied.

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

Director Compensation

At this time, no compensation has been scheduled for members of the Board of Directors or officers, and no compensation has been paid for the last year. The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended July 31, 2010.

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

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Strato Malamas # 2129 - 4951 Netarts Highway West Tillamook Oregon 97141 - 9467	2,750,000	64%

Terry Fields (1) 321 South Cannon Beverly Hills, CA 90210	0	0%

All Officers and Directors (1 in number)	0	0%

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

(1)

The aggregate fees billed by Seale and Beers, CPAs for audit of the Company’s financial statements for the fiscal years ended July 31, 2010 and 2009 were $7,850.

Audit Related Fees

(2)

Seale and Beers, CPAs did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended 2010 and 2009.

Tax Fees

(3)

The aggregate fees billed by Seale and Beers, CPAs for tax compliance, advice and planning were $0.00 for the fiscal year ended July 31, 2010 and $0.00 for the fiscal year ended July 31, 2009.

All Other Fees

 (4)

Seale and Beers, CPAs did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2010 and 2009.

Audit Committee=s Pre-approval Policies and Procedures

(5)

GoEnergy, Inc. does not have an audit committee per se. The current board of directors functions as the audit committee.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Audited Financial Statements for fiscal year ended July 31, 2010.

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

Date: November 4, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:  /S/ Terry Fields

Terry Fields, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director

Date: November 4, 2010