Form 10-Q
period 2010-10-31
GOENERGY INC
filed 2010-12-17
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

[  ] Yes   [X] No

As of December 15, 2010 the Issuer had 34,687,735 shares of common stock issued and outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

(a)

The financial statements of GoEnergy, Inc. (the "Company", “We” or, “GoEnergy”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the fiscal period ended July 31, 2010 filed with the Securities and Exchange Commission  on November 5, 2010.

GOENERGY, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

PERIOD ENDED OCTOBER 31, 2010

    (Stated in US Dollars)

INDEX TO FINANCIAL STATEMENTS:	Page

Balance Sheets (Unaudited)	3

Statements of Operations (Unaudited)	4

Statements of Cash Flows (Unaudited)	5-6

Notes to Unaudited Financial Statements	7-12

GOENERGY INC.
(An Exploration Stage Company)
Balance Sheets
(Stated in U.S. Dollars)
	October 31	July 31
ASSETS	2010	2010
	(unaudited)
Current Assets
Cash and cash equivalents	$12,864	$975
Prepaid expenses	-	15
Recoverable expenses	485	-

TOTAL CURRENT ASSETS	13,349	990

TOTAL ASSETS	$13,349	$990

LIABIILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payables and accrued liabilities	$6,085	$7,900
Interest payable to related party	4,476	3,697
Convertible Loan from Related Party (Note 10)	25,000	-
Loan from related party (Note 6)	121,848	116,848
TOTAL CURRENT LIABILITIES	157,409	128,445

Stockholders' Equity (Deficit)

Preferred Shares authorized
20,000,000 at $0.0001par value none, issued	$-	$-

Common Shares authorized
80,000,000 at $0.0001 par value
4,319,893 common shares, issued and outstanding	432	432
Additional paid-in capital	96,213	71,213
Deficit, accumulated during the exploration stage	(240,705)	(199,100)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(144,060)	(127,455)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,349	$990

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Operations
(Stated in U.S. Dollars)
(unaudited)
			From Date
			of Inception
	Three months		On May 2,
	Ended		2001 to
	October 31		October 31
	2010	2009	2010

Investment income	$-	$-	$4,865

Expenses
Mineral Property Expenses	-	-	25,455
Bad debt on promissory note	-	-	49,000
Administrative & professional expenses	5,826	2,667	125,310
Administrative and professional expenses - related party (Note 6)	10,000	-	16,329

Total Expenses	15,826	2,667	216,094

Other Expenses
Interest expense on related party loan	25,779	454	29,476

Total Other Expenses	25,779	454	29,476

Net (Loss) Before Taxes	(41,605)	(3,121)	(240,705)
Provision for Income Tax	-	-	-
Net (Loss)	(41,605)	(3,121)	(240,705)

Basic and diluted (Loss) per common share	(0.01)	(0.00)

Weighted Average Number Of Common Shares Outstanding	4,319,893	4,319,893

The accompanying notes are an integral part of these financial statements

GOENERGY INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in U.S. Dollars)
(unaudited)
			From Date
			of Inception
	Three months		On May 2,
	Ended		2001 to
	October 31		October 31
	2010	2009	2010
Operating activities
Net loss for the period	$(41,605)	$(3,121)	$(240,705)
Item not requiring use of cash
Changes in non-cash working capital items
Prepaid expenses	15		-
Recoverable expenses	(485)	-	(485)
Accounts payable & accrued liabilities	(1,815)	1,466	6,085
Related party interest payable	779	454	4,476
Financing expense on Convertible Loan from Related Party (Note 10)	25,000	-	25,000

Net cash (used) by operating activities	(18,111)	(1,201)	(205,629)

Investing activities	-	-	-

Financing activities
Loan from related party	6,500	-	125,500
Repayment of loan from related party	(1,500)	-	(1,500)
Proceed from Convertible Loan from Related Party (Note 10)	25,000		25,000
Paid to related party	-	-	(2,152)
Common stock issued for cash	-	-	71,645

Net cash provided by financing activities	30,000	-	218,493

Net (decrease) in cash	11,889	(1,201)	12,864

Cash and equivalents – beginning	975	4,802	-

Cash and equivalents – ending	$12,864	$3,601	$12,864

Non-cash activities	-	-	-

The accompanying notes are an integral part of these financial statements

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2010 and October 31, 2009

 (Expressed in U.S. Dollars)

Note 1.

BUSINESS OPERATIONS AND CONTINUANCE OF OPERATIONS

The Company was incorporated on May 2, 2001 under the Company Act of the State of Delaware as an exploration stage company.  We have not produced any significant revenues from our principal business or commenced significant operations and are considered an exploration stage company as defined by SEC Guide 7 with reference to Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) topic 915.  The Company has been primarily involved in organizational activities and has obtained a fully impaired interest in certain oil and gas wells, mining claims and intends to carry out exploration work thereon.

Note 2.

GOING CONCERN

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred an accumulated deficit of $240,705 from inception on May 2, 2001 through October 31, 2010 and has a working capital deficit of $144,060 at October 31, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  Management plans to raise funds by borrowing and by equity issuances to pay for general working capital purposes.

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

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2010 and October 31, 2009

 (Expressed in U.S. Dollars)

Note 3.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)

Net Loss per Share

Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding for the periods ended October 31, 2010 and 2009 is as follows:

	October 31
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

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2010 and October 31, 2009

 (Expressed in U.S. Dollars)

Note 3.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(g)

 Advertising Costs

The company’s policy regarding advertising is to expense advertising when incurred. The company has not incurred any advertising expense as of October 31, 2010.

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

Note 5.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has evaluated all recent accounting pronouncements and believes that none will have a material effect on the Company’s financial statements

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2010 and October 31, 2009

(Expressed in U.S. Dollars)

Note 6.

RELATED PARTY TRANSACTIONS

At October 31, 2010 and 2009, a shareholder was owed principal on loans to the Company in the amounts of $96,848 and $90,000, respectively. These notes are due on demand and are accruing interest at 2% per annum from August 1, 2008 until the notes are paid in full. The interest owed for the periods ended October 31, 2010 and 2009 was $3,982 and $2,046, respectively.

At October 31, 2010 and 2009, an affiliate was owed principal on loans to the Company in the amounts of $20,000 and $0, respectively.  These notes are due on demand and are accruing interest at 2% per annum from November 27, 2009 until paid back in full. The interest owed to for the periods ended October 31, 2010 and 2009 was $270 and $0, respectively.

At October 31, 2010 and 2009 another related party was owed principal on loans to the Company in the amounts of $5,000 and $0, respectively.  These notes are due on demand and are accruing interest at 2% per annum from April 30, 2010 until paid in full. The interest owed for the periods ended October 31, 2010 and 2009 was $50 and $0, respectively.

Additionally, at October 31, 2010 and 2009 a newer related party was owed principal on convertible loans to the Company in the amounts of $25,000 and $0, respectively.  These notes are due on demand and are accruing interest at 10% per annum from October 6, 2010 until paid in full. The interest owed for the periods ended October 31, 2010 and 2009 was $174 and $0, respectively.

During the fiscal periods ended October 31, 2010 and 2009, the President of the Company was paid for consulting fees and general and administrative expenses in the amount of $10,000 and $0, respectively.

Note 7.

INCOME TAXES

The Company has net losses that total $240,705 for income tax purposes as at October 31, 2010.  There are no current or deferred tax expenses for the period ended October 31, 2010, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period.   Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2010 and October 31, 2009

(Expressed in U.S. Dollars)

Note 7.

INCOME TAXES (continued)

assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2010	2009

Deferred tax assets	$81,840	$56,590
Valuation allowance	$(81,840)	$(56,590)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the periods ended October 31, 2010 and 2009 is as follows:

	2010	2009

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

The benefit of a potential reduction in future income taxes has not been recorded as an asset at October 31, 2010 and 2009 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

Note 8.

PREPAID EXPENSES

At July 31, 2010, the Company has prepaid legal expenses of $15.  This prepaid expense was amortized during the quarter ending October 31, 2010.

Note 9.

RECOVERABLE EXPENSES

At October 31, 2010, the Company has paid a wrongly billed amount expenses of $485.  The amount has being classified as recoverable expense and was reimbursed to the Company after October 31, 2010.

Note 10. CONVERTIBLE LOAN FROM RELATED PARTY

On October 6, 2010 the Company received a convertible loan for $25,000. The note bears interest at 10%, is due on demand, and is convertible into 2,500,000 shares. In accordance with ASC 470-20-30-8, the beneficial conversion feature recognition has been limited to the amount of the proceeds of the convertible instrument. As the convertible promissory note is due on demand, the beneficial conversion feature has been expensed on initial recognition.

GOENERGY, INC.

(An Exploration Stage Company)

Notes to Financial Statements

October 31, 2010 and October 31, 2009

 (Expressed in U.S. Dollars)

Note 11.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and determined that there were certain reportable subsequent events to be disclosed as follows:

As reported in a filing on Form 8K dated November, 5, 2010, on November 5, 2010, the Company entered into a Share Purchase and Share Exchange Agreement (the “Exchange Agreement”) with Strato Malamas, as the majority stockholder of the Registrant, Kick the Can Corp., a Nevada corporation (“KTC Corp”), Kicking the Can, LLC, a Delaware LLC as the majority shareholder of KTC Corp., and with the other shareholders of KTC Corp. Simultaneously with execution of the Exchange Agreement, the Registrant made a loan to KTC Corp in the principal amount of $200,000 pursuant to the terms of a promissory note which is attached as Exhibit A to the Exchange Agreement.  The Registrant also issued (i) promissory notes in the aggregate principal amount of $200,000 (the “Bridge Notes”) to certain persons, which Bridge Notes were in the form filed as Exhibit 10.7 to the Form 8-K dated November 5, 2010 and incorporated herein by reference, and (ii) Warrants to the holders of the Bridge Notes, which Warrants were in the form filed as Exhibit 4.2 to the Form 8-K dated November 5, 2010 and incorporated herein by reference.  The Bridge Notes contain a provision requiring the mandatory conversion of the principal and interest of the Bridge Note in the event the Company completes a Qualified Offering (as defined below).  Pursuant to terms of the mandatory conversion, if the Company undertakes a Qualified Offering prior to the maturity date of the Bridge Note, upon closing of the Qualified Offering, the principal and interest of the Bridge Note will be automatically converted into an amount of securities that are identical to the securities offered in the Qualified Offering equal to one hundred percent (100%) of the principal and interest.  For purposes of the Bridge Note, Qualified Offering means a private placement offering by the Company of an aggregate amount of six hundred thousand dollars ($600,000) or more.  The Warrants are exercisable at a price of $0.60 per share and grant each holder of a Bridge Note, the right to purchase that number of common shares of the Registrant which is equal in the aggregate to 100% of the number of common shares of the Registrant that would be issuable upon full conversion of such holder’s Bridge Note.

As reported in a filing on Form 8K dated December 13, 2010, on December 7, 2010, the parties closed the Share Exchange.  Immediately after the Share Exchange, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “Subscribers”) for the issuance and sale of (i) up to $1.5 million in Series A Cumulative Convertible Preferred Stock with the rights and preferences set forth in the Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share, attached to the Form 8K dated December 7, 2010 as Exhibit 4.1 and incorporated by reference (“Certificate of Designation”), and is convertible into shares of the Company’s Common Stock at a per share conversion price of $0.40; and (ii) Warrants in the form attached as Exhibit 4.2 to the Form 8K dated December 7, 2010 (the “Warrants”) to purchase shares of the Company’s Common Stock (the “Warrant Shares”) at an exercise price of $0.60 per share (collectively, the “Offering”).

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

Subsequent Event

As reported in a filing on Form 8K dated November, 5, 2010, on November 5, 2010, the Company entered into a Share Purchase and Share Exchange Agreement (the “Exchange Agreement”) with Strato Malamas, as the majority stockholder of the Registrant, Kick the Can Corp., a Nevada corporation (“KTC Corp”), Kicking the Can, LLC, a Delaware LLC as the majority shareholder of KTC Corp., and with the other shareholders of KTC Corp.

Pursuant to the terms of the Exchange Agreement, the shareholders of KTC Corp agreed to transfer all of the issued and outstanding shares of common stock of KTC Corp to the Registrant in exchange for the issuance of an aggregate of 33,430,107 shares of the Registrant’s common stock, which will represent approximately 95.51% of the issued and outstanding common stock of the Registrant as of the date of closing under the Exchange Agreement.   Upon closing under the Exchange Agreement, KTC Corp will become a wholly-owned subsidiary of the Registrant. .

In addition, pursuant to the terms of the Exchange Agreement, Strato Malamas, as majority shareholder of the Registrant, agreed to surrender for cancellation as of the date of closing, a total of 2,750,000 shares of common stock of the Registrant owned by him.  The shares to be surrendered for cancellation by Mr. Malamas represent 100% of the shares of the Registrant owned by him.

As reported in a filing on Form 8K dated November, 5, 2010, on November 5, 2010, the Company entered into a Share Purchase and Share Exchange Agreement (the “Exchange Agreement”) with Strato Malamas, as the majority stockholder of the Registrant, Kick the Can Corp., a Nevada corporation (“KTC Corp”), Kicking the Can, LLC, a Delaware LLC as the majority shareholder of KTC Corp., and with the other shareholders of KTC Corp. Simultaneously with execution of the Exchange Agreement, the Registrant made a loan to KTC Corp in the principal amount of $200,000 pursuant to the terms of a promissory note which is attached as Exhibit A to the Exchange Agreement.  The Registrant also issued (i) promissory notes in the aggregate principal amount of $200,000 (the “Bridge Notes”) to certain persons, which Bridge Notes were in the form filed as Exhibit 10.7 to the Form 8-K dated November 5, 2010 and incorporated herein by reference, and (ii) Warrants to the holders of the Bridge Notes, which Warrants were in the form filed as Exhibit 4.2 to the Form 8-K dated November 5, 2010 and incorporated herein by reference.  The Bridge Notes contain a provision requiring the mandatory conversion of the principal and interest of the Bridge Note in the event the Company completes a Qualified Offering (as defined below).  Pursuant to terms of the mandatory conversion, if the Company undertakes a Qualified Offering prior to the maturity date of the Bridge Note, upon closing of the Qualified Offering, the principal and interest of the Bridge Note will be automatically converted into an amount of securities that are identical to the securities offered in the Qualified Offering equal to one hundred percent (100%) of the principal and interest.  For purposes of the Bridge Note, Qualified Offering means a private placement offering by the Company of an aggregate amount of six hundred thousand dollars ($600,000) or more.  The Warrants are exercisable at a price of $0.60 per share and grant each holder of a Bridge Note, the right to purchase that number of common shares of the Registrant which is equal in the aggregate to 100% of the number of common shares of the Registrant that would be issuable upon full conversion of such holder’s Bridge Note.

As reported in a filing on Form 8K dated December 13, 2010, on December 7, 2010, the parties closed the Share Exchange.  Immediately after the Share Exchange, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors (the “Subscribers”) for the issuance and sale of (i) up to $1.5 million in Series A Cumulative Convertible Preferred Stock with the rights and preferences set forth in the Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share, attached to the Form 8K dated December 7, 2010 as Exhibit 4.1 and incorporated by reference (“Certificate of Designation”), and is convertible into shares of the Company’s Common Stock at a per share conversion price of $0.40; and (ii) Warrants in the form attached as Exhibit 4.2 to the Form 8K dated December 7, 2010 (the “Warrants”) to purchase shares of the Company’s Common Stock (the “Warrant Shares”) at an exercise price of $0.60 per share (collectively, the “Offering”).

Liquidity and Capital Resources

As of October 31, 2010, the Company remains in the exploration stage.  As of October 31, 2010, the Company’s balance sheet reflects total assets of $13,349, and total current liabilities of $157,409.  The Company has cash and cash equivalents of $12,864 and a deficit accumulated in the exploration stage of $240,705

As noted above, the Company has cash and cash equivalents of $12,864. The Company anticipates that it will use these funds to fund its ongoing business expenses and exploration activities. Once the Company exhausts these funds, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.  Notwithstanding the foregoing, however, to the extent that additional funds are required, the Company anticipates that it will continue to rely on its majority shareholder to pay expenses on its behalf.  The majority shareholders are under no obligation to pay such expenses.  If the Company is unable to raise additional funds, it may not be able to pursue its business plan.  In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended October 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

GOENERGY, INC.

By:  /S/ Terry Fields

Terry Fields, Principal Financial Officer

Date: December 17, 2010