Form 10-K
period 2010-12-31
Wizard World, Inc.
filed 2012-01-13
CIK 1162896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33383

WIZARD WORLD, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1350 Avenue of the Americas, 2nd Floor
New York, NY 10019
(Address of principal executive offices)

(646) 801-5572
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on a closing price of $0.75 was $1,781,899.50.  As of January 12, 2012, the registrant had 34,687,735 shares of its common stock, par value $0.0001 per share, outstanding.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	the failure to obtain or loss of any license or permit;

•	changes in our business and growth strategy;

•	the availability of additional capital; and

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.  We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

PART I

Item 1.  Business.

As used in this Annual Report, “we”, “us”, “our”, “Wizard”, “Company” or “our Company” refers to Wizard World, Inc. and references to “Conventions” refer collectively to Kick the Can Corp. and its predecessors, Wizard Conventions, Inc. and Kicking the Can, L.L.C.

Our Company

We, through our operating subsidiary Conventions, are a producer of pop culture and live multimedia conventions across North America.  These live multimedia conventions market and provide a social networking and entertainment venue for popular fiction enthusiasts of movies, TV shows, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels.

Company History

Wizard World, Inc. (f/k/a GoEnergy, Inc.) was incorporated in Delaware on May 2, 2001.  The Company was involved in oil and gas exploration and considered various oil and gas properties.  None of the properties that the Company explored had commercial potential so operations were ceased and the Company abandoned any interests it had in such properties.

On December 7, 2010 (the “Closing Date”), the Company acquired Conventions pursuant to a Share Purchase and Share Exchange Agreement (the “Exchange Agreement”), by and among the Company, Strato Malamas, an individual and former majority stockholder of the Company, Conventions, and shareholders of Conventions (the “Conventions Shareholders”), that are signatories thereto.  On the Closing Date, pursuant to the terms of the Exchange Agreement, the Conventions Shareholders transferred and contributed all of their shares (the “Conventions Shares”) to the Company, resulting in our acquisition of all of the outstanding Conventions Shares.  In return, we issued to the Conventions Shareholders, their designees or assigns (the “Share Exchange”), an aggregate of 32,927,576 shares of the Company’s common stock (the “Exchange Shares”), which constituted approximately 94.9% (on a fully diluted basis) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), issued and outstanding immediately after the consummation of the Share Exchange (the “Closing”).  As the result of the Share Exchange, Conventions became a wholly owned subsidiary of the Company.

Our executive offices are located at 1350 Avenue of the Americas, 2nd Floor, New York, NY 10019 and our telephone number at such office is (646) 801-5572.

Business Overview

Our Company produces pop culture and live multimedia conventions (“Comic Cons”) across North America that provide a social networking and entertainment venue for popular fiction enthusiasts of movies, TV shows, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels.  These Comic Cons provide entertainment companies, toy companies, gaming companies, publishing companies and retailers venues for their sales, marketing, promotions, public relations, advertising and sponsorships efforts.

Conventions

Conventions have been producing comic conventions since July 1997.  In 2009, Conventions produced three Comic Cons, namely the Philadelphia Comic Con, Chicago Comic Con and New York ‘Big Apple’ Comic Con.  In 2010, Conventions produced nine Comic Cons in the following North American cities: Miami, FL New Orleans, LA, Toronto, Ontario, Anaheim, CA, Philadelphia, PA, Chicago, IL, New York, NY, Boston, MA and Austin, TX.

Conventions currently holds the production rights to the following 11 conventions: (i) Atlanta Comic Con (Atlanta, GA); (ii) Big Apple Comic Con (New York, NY); (iii) Cincinnati Comic Con (Cincinnati, OH); (iv) Connecticut Comic Con (Hartford, CT); (v) Nashville Comic Con (Nashville, TN); (vi) New England Comic Con (Boston, MA); (vii) North Coast Comic Con (Akron, OH); (viii) Toronto Comic Con (Toronto, Ontario); (ix) Nola Comic Con (New Orleans, LA); (x) Central Canada Comic Con (Winnipeg, Manitoba); and (xi) Mid-Ohio Comic Con (Columbus, OH).  We organically developed the Comic Cons in Miami, FL, Anaheim, CA, Austin, TX, Philadelphia, PA and Chicago, IL.

On November 13, 2010, the Company acquired the production rights to the Mid-Ohio Comic Con from GCX Holdings.  The total consideration for the acquisition was $77,500, of which $60,000 was the initial purchase price, payable in royalties consisting of 25% of the first $40,000 of exhibitor revenue, plus 10% of the exhibitor revenue over $40,000.  Additionally, we agreed to a five-year consulting agreement for $3,500 per year, payable in annual installments commencing in the year after the $60,000 initial purchase price had been paid in full.  The production cost of the 2011 Mid-Ohio Comic Con was approximately $160,000, which we funded out of existing cash and cash flow from our Company’s operations and proceeds from ticket sales and exhibitor sales prior to the event.

Subsequent Business Operations

In late 2011, we began to leverage the popularity of our Comic Cons to use as a springboard to enter the digital media market.  Specifically, in the fourth quarter, we launched our new digital entertainment ad network called the “Wizard World Digital Entertainment Network,” which is comprised of two websites; www.wizardworld.com and www.toywiz.com, and the Wizard World email database.  The Wizard World Digital Entertainment Network will offer display advertising to brand advertisers, priced on a traditional cost-per-thousand (CPM) ad impression basis.  The Wizard World Digital Entertainment Network plans to represent both its owned and operated site, www.wizardworld.com, as well as third-party sites such as www.toywiz.com.  The Company expects to sign up several more third-party sites in 2012 and beyond to grow our vertical entertainment ad network business.

Our 2011 Wizard World tour included nine conventions occurring in the following cities: New Orleans, LA, Miami, FL, Toronto, Ontario, Anaheim, CA, New York, NY, Philadelphia, PA, Rosemont, IL, Columbus, OH and Austin, TX.  We receive revenue from our Comic Cons in three (3) ways, namely from (i) consumer ticket sales; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships.  Each Comic Con varies in cost to produce.  Production costs vary based on the size and scope of the production.  Generally, our production costs range from approximately $150,000 for a smaller scale production to over $450,000 for a larger production.  We base the number of Comic Cons that we produce on how much internal cash flow we have to fund them, which limits the number of Comic Cons that we can produce in one year.

The Company’s plan for 2012 is to focus the Wizard World tour on the Company’s six most popular ‘Super-Regional shows; New Orleans, LA, Toronto, Ontario, Philadelphia, PA, Rosemont, IL, Columbus, OH and Austin, TX.

The majority of our target audience are young adult males and are active consumers of many types of entertainment and media, such as movies, music, toys, video games, apps, consumer electronics, computers, and lifestyle products (e.g. clothes, footwear, digital devices, mobile phones and men’s personal items).

Digital Media

In late 2011, we began leveraging the popularity of our Comic Cons as a springboard to enter the digital media market.  We will use digital media (i) as a distribution channel for the pop culture content that we showcase at our Comic Cons, (ii) to provide coverage of our Comic Con events, and (iii) to introduce new and upcoming products and talent in the pop culture world. To that end, we formed a wholly owned subsidiary, Wizard World Digital, Inc. (“Digital”), to send entertainment emails to our fan database, manage our website www.wizardworld.com and our online presence on, among others, Twitter and Facebook.

Further, in the fourth quarter of 2011, we launched our new digital entertainment ad network called the “Wizard World Digital Entertainment Network,” which is comprised of two websites at www.wizardworld.com, www.toywiz.com, as well as the Wizard World email database.  The Wizard World Digital Entertainment Network will offer display advertising to brand advertisers, priced on a traditional cost-per-thousand (CPM) ad impression basis.  We plan to work with display advertising networks and third party representation firms, and to hire four direct sales employees over the next 12 months to maximize the monetization of the Wizard World Digital Entertainment Network.

Strategy

Our objective is to use our Comic Cons and Wizard World Digital to become the voice for pop culture enthusiasts across multiple media platforms. Key elements of our strategy include:

•	producing high quality live multimedia events across North America for promotion of consumer products and entertainment;

•
leveraging all the content created and generated at the live multimedia events to enter the media market and distribute the content in digital media such as websites, apps, emails, newsletters, Facebook, Twitter, Flicker, Tumblr and YouTube; and

•	obtaining sponsorships and promotions from media and entertainment companies for the Comic Cons, including:

o	expanding our relationships with entertainment and media companies; and

o	forming strategic relationships with new media and entertainment companies to promote their products.

We receive revenue from our Comic Cons in three (3) ways, namely from (i) consumer ticket sales; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. If we were to receive revenues, we expect that approximately 95% of the revenues will come from Live Conventions through ticket sales, exhibitor sales and dealer sales, and 5% will come from Sponsorships and Promotions.  In time, our business plan is to generate a majority of our revenues from advertising sales on all of Wizard World Digital’s media properties.  We expect that digital media revenues will primarily be earned through offering advertisers the ability to place banner ads on our digital media properties, priced on a standard cost-per-thousand (“CPM”) basis.

Sponsorships and Advertising

We sell sponsorship and advertising opportunities to businesses seeking to reach our core target audience of young adult males.

Sponsorships. We provide sponsorship opportunities that allow advertisers a wide range of promotional vehicles on-site and through our public relations efforts.  For example, we offer advertisers the ability to (i) display signage at the Comic Cons, (ii) include their desired logos on all direct mail that is sent in connection with one or more Comic Cons, (iii) be included in press releases to the media, (iv) obtain sponsor tags on the radio spots or in the print or online ads where we advertise, and (v) obtain advertising space in our digital media.  We also provide the opportunity for advertisers to sponsor events at the Comic Cons like costume contests or gaming tournaments and the ability to have “step-and-repeats” for photo opportunities, meet and greets with celebrities, VIP packages and “goody” bag giveaways.  Sponsors pay a fee based upon the position of their advertising media and the exposure it will receive.  Specifically, the closer a sponsor is to the entrance of the Comic Con, the more exposure such sponsor will receive as a greater number of Comic Con attendees will view the sponsor’s product and/or services.  Therefore, the rental fee for space at our Comic Cons is more expensive if the space is closer to the entrance.

Promotions. Promotional opportunities include product placement and brand associations on-site at the Comic Cons.  As our brand grows, we hope to earn revenues by co-promoting, for example, a movie at one of our Comic Cons, with entertainment and media companies and brands seeking to benefit from the popularity of the Comic Cons and the exposure received from appearing at them.  We have not and do not enter into formal agreements with respect to co-promotion with other parties.

Digital Media. We produce a number of digital media properties, including our website www.wizardworld.com, emails, newsletters, iPad app, Facebook, YouTube, Twitter, Flicker and Tumblr to create awareness of our Comic Cons and provide updates to our fans and consumers.  We also use our website www.wizardworld.com to a large extent to provide a source for the latest Comic Con news and information.  Display advertising is offered to brand advertisers across all our digital media properties, priced on a traditional CPM basis.

Marketing

Our Comic Cons are marketed through a variety of media outlets, including social media, websites, public relations, television, radio, direct mail, email, flyers and postcards.  Our Comic Cons usually obtain publicity through coverage of the events at our Comic Cons from local TV stations, radio stations, newspapers, national press such as the Associated Press and Reuters, fan websites, blogs and social network channels such as Twitter, Facebook, Flicker and Tumblr.  In certain instances, we do not pay for advertising because we can provide desirable content to media outlets.  For example, we typically invite the local TV stations to our Comic Cons so that they can interview the celebrities featured at our Comic Cons.  As a result, we receive free TV coverage and the TV stations obtain content for their shows.  In addition, we arrange for celebrities to call into local radio stations.  As a result, we receive on-air promotion of our events and the radio station reaches a larger audience who want to tune in to hear our celebrities.  We also receive on-air promotion by exchanging air time for ticket give-aways to our Comic Cons.  With respect to the internet and online advertising, we advertise throughout our website www.wizardworld.com about the upcoming Comic Cons.  We also send out emails to our fans on a regular basis.  In addition, we send out direct mail postcards, print flyers and postcards in each city where we hold a Comic Con, which are handed out at local events, retailers and public gatherings.  As a result, we believe that we are cost effective when it comes to how we spend our advertising dollars.

We are consistently creating and developing new content to distribute to our fans via all of the digital outlets we have developed, including, without limitation, our iPad app called Wizard World, which can be downloaded via our website at www.wizardworld.com or through Apple’s App store for the iPad.

Trademarks and Copyrights

We have a portfolio of trademarks and service marks and maintain a catalog of copyrighted works.  Such marks include Wizard World, Pop FI, Where Pop FI Comes to Life and Wizard World Girls.  We do not consider our trademarks, service marks and trademarks to be significant to our business.

Regulation

Typically, we do not have to obtain permits to operate the Comic Cons.  The convention centers at which such events occur obtain any required permits and cover fire safety and occupancy matters as part of the rental agreement.  Crowd control varies by location and are either provided by the convention center’s personnel or by a third party security service recommended by the convention center.  The convention centers do, however, require liability insurance, which Conventions has obtained and maintained.

Customers

Our client base is diverse.  We have access to some of what we consider to be the leading movie studios, video game producers, comic book publishers, television broadcasters and toy manufacturers.  These customers are potential exhibitors and sponsors of our Comic Con conferences.  In addition, our digital media business will provide sales opportunities across the Fortune 1000 corporate sector, as these brand advertisers look to leverage our media properties to target our predominantly male, age 25-44 target audience.

No single advertiser, promoter or sponsor comprises a significant portion of our revenues.

Competition; Competitive Strengths

In the live, regionally-based consumer conventions market, the strength of a competitor is measured by the location and size of the region or city, the frequency of live events per year, the guest and VIP list (e.g. celebrities and artists), the number of paying attendees, the physical size of the convention, the extent of the public relations outreach (through traditional media, digital media and social media) and the quantity and quality of exhibitors and dealers.  We believe that we have a strong competitive position because our Comic Cons take place in well-known major cities in North America throughout the year.  Our multiple conventions per year enable us to market our events year round, create a large amount of content that can be distributed through our digital media outlets, and market in not only the regional consumer areas, but nationally as well.  The multiple locations also allow us to work with more celebrities, artists and writers and host them in multiple cities.

Most of our competitors produce local one-time events and/or once a year events.  For example, Reed Exhibitions Limited (“Reed Exhibitions”), our competitor in the New York market, produces an annual comic con event in New York City.  Reed Exhibitions also has a Chicago event that still remains a fraction of the size of our Chicago event.  There is an event in Toronto called Fan Expo produced by Hobby Star Marketing Inc., which is limited to the Toronto marketplace.  Other than Reed Exhibitions or Hobby Star Marketing Inc., we are not aware of any competitor that has successfully existed or entered a market in which we have a foothold.

Unlike regional competitors such as Reed Exhibitions and Hobby Star Marketing Inc., however, we are able to tap into many geographic pop culture markets as opposed to being limited to the local pop culture market.  Further, the number of Comic Cons we produce gives us a competitive advantage over these local comic cons because they do not have the economies of scale and operating efficiencies that result from producing a multitude of Comic Cons.  For instance, despite the number of Comic Cons that we hold, production costs remain relatively consistent because, for example, the number of personnel we employ or consult with does not significantly increase with the production of more Comic Cons.  Further, the size of the Comic Cons and the volume at which they are produced provide greater leverage to negotiate discounts on such things as hotels, convention centers and other travel expenses.  Therefore, it costs us less to produce a Comic Con than a producer that holds only one convention a year.

There is a non-profit educational organization called Comic-Con International, which produces the largest Comic-Con event in the United States, held annually in San Diego, CA, during the month of July.  Comic-Con International also produces a show in San Francisco, CA, called WonderCon.  Because of the momentum of Comic-Con International in those markets, we do not intend to enter those markets because our view is that the markets are saturated, and therefore could not support multiple shows in San Diego and San Francisco, which is what our shows would provide if they were to be held in such cities.  Further, the San Diego Comic-Con has an established history and presence in San Diego, and draws a large audience to the well-publicized and popular event.  Thus, there is a significant barrier to our Company entering into the San Diego market.  Despite our decision not to enter the San Diego Comic-Con market, the San Diego Comic-Con is considered a competitor given that some fans may have to choose between attending either the San Diego Comic-Con or any one of our Comic Cons, regardless of geographic region.

We believe, however, that we have an advantage over other event producers because our Comic Cons are not limited to one city, but rather to several well-known cities across North America.  Therefore, rather than having to travel to San Diego, which for some fans may be a long distance; our fans are able to attend a Wizard World Comic Con that is closer in proximity to them.

We also believe that we have an edge over competitors because our Comic Cons are well known in the markets in which we hold our Comic Cons.  We have a reputation among fans, exhibitors and celebrities that our shows will be high quality and well attended by popular fiction fans.

Sales Channels and Pricing Policies

We have outsourced our ticket sales to an online ticketing service, thereby eliminating the need to mail physical badges.  Consumers can order online, print out their barcode, come to the show, get scanned and get a wristband for entry.  We still, however, sell tickets on-site at the live events themselves.  We offer a five dollar discount on the purchase price of our tickets to those who pre-purchase tickets online as compared to those who purchase their tickets on-site at the Comic Con.  Tickets typically range from $25 for a single day pass to $55 for a weekend pass.  Entry of children ten years old and under is free at all Comic Cons.

Across all our digital media properties, display advertising is offered to brand advertisers, priced on a traditional CPM basis.

Sales and Marketing Strategy

We promote our Comic Cons through a wide variety of media outlets, such as local radio and TV stations, newspapers, fan websites and blogs.  We also use online social networks such as Facebook, Twitter, YouTube, Flicker and Tumblr, and an iPad app to reach our fans and provide updates.  Further, we promote our Comic Cons on our website www.wizardworld.com and through our email database.  We currently sell to prospective corporate sponsors and advertisers through our direct sales force.  In coming months, we plan to augment our direct sales force through the utilization of third party representation firms and digital ad networks to help sell display advertising on our digital properties.

Growth Strategy

Rather than acquiring or organically developing new Comic Cons, we plan to grow our existing Comic Cons and increase the revenues of our existing Comic Cons by adding more dealers, exhibitors, celebrities, panels, gaming tournaments and VIPs to our Comic Cons.  Additionally, we are focused on increasing revenues through increasing corporate sponsorships that allow advertisers a wide range of promotional vehicles on-site and through our public relations efforts.  We believe that we will be able to leverage our relationships with our existing dealers, exhibitors, celebrities and VIPs to develop new relationships.

We use the digital marketing outlets that we have developed, such as our website www.wizardworld.com which covers new and upcoming products and talents in the pop culture world, to distribute the large amount of content we create from our live events.  We also reach consumers via e-mail and direct mail.  We recently launched the new wizardworld.com website and a mobile application that will allow users of iPhone mobile devices to access our content from the live events.  Through the distribution of our content via digital media, we offer advertisers the ability to display their ads on our website located at www.wizardworld.com and reach our large e-mail database of fans.  Through sales of display advertising space on our digital media properties, we plan to generate revenues and thus strengthen our financial condition.

Further, in the fourth quarter of 2011 we launched our new digital entertainment ad network called the “Wizard World Digital Entertainment Network,” which will be comprised of two websites located at www.wizardworld.com and www.toywiz.com, as well as the Wizard World email database.  The Wizard World Digital Entertainment Network will offer display advertising to brand advertisers, priced on a traditional CPM ad impression basis.  We plan to work with display advertising networks and third party representation firms, and to hire four direct sales employees over the next 12 months to maximize the monetization of the Wizard World Digital Entertainment Network.  We have no signed agreements to date with third-party representation firms.  Third-party representation firms represent several web publishers (such as Wizard World), selling their display advertising inventory to brand advertisers and/or advertising agencies.  These third-party representation firms obtain a revenue share from the web publisher for any revenue earned through their sales efforts.  Wizard World is currently working with interclick, inc. (ad network) to monetize Wizard World’s display advertising inventory.

In 2011, we invested over $850,000 in technical development costs to launch the Wizard World Digital Entertainment Network.

To date, we have been able to raise financing to implement our growth plans by issuing capital stock and warrants through private placements.  We plan to continue to obtain financing, when needed, from private placements from time to time, and/or from other traditional financing sources, including term notes.  We plan to use the proceeds from any private placements for working capital and to expand our business including the build out of all of the Wizard World Digital Entertainment Network’s digital assets, which include an e-mail database and system and newly developed entertainment website (www.wizardworld.com).

Employees

We currently have ten employees, of which nine are full-time and one is part-time.  Additionally, we engage five part-time freelance consultants to operate our Comic Con business.

Where You Can Find More Information

We are a voluntarily reporting company.  This includes filing annual reports on Form 10-K with audited financial statements and unaudited quarterly reports on Form 10-Q.  The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030.  The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.  Risk Factors.

Risks Relating to our Company

We have a limited operating history from which you can evaluate our performance.

Since we have a limited operating history, it will be difficult for investors and securities analysts to evaluate our business and prospects and predict future revenue.  Because we have a limited operating history, we will encounter risks, expenses and difficulties of which we are unaware, and may be challenging to overcome.  There can be no assurance that our efforts will be successful or that we will reach profitability.

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing and force us to cease operations.

In their report dated January 13, 2012, our independent auditors stated that our financial statements for the years ended December 31, 2010 and 2009 were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue because to date, we have incurred net operating losses.  We anticipate that we will continue to experience net operating losses.

Our net operating losses will require that we finance our operations from outside sources, such as obtaining additional funding from the sale of our securities.  The going concern explanatory paragraph included in our auditor’s report on our financial statements, however, could inhibit our ability to raise additional financing.  If we are unable to obtain such additional capital, we will not be able to sustain our operations and would be required to cease our operations.  You should consider our independent registered public accountant's comments when determining if an investment in our Company is suitable.

Even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurance that the revenue will be sufficient to enable us to develop our business to a level where it will generate profits and cash flows from operations, or provide a return on investment.  In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, the newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders and the trading price of our common stock could be adversely affected.  Further, if we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, and the terms of the debt securities issued could impose significant restrictions on our operations.  If we are unable to continue as a going concern, you may lose your entire investment.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

As we implement our growth strategies, we may experience increased capital needs.  We may not, however, have sufficient capital to fund our future operations without additional capital investments.  If adequate additional financing is not available on reasonable terms or at all, we may not be able to carry out our corporate strategy and we would be forced to modify our business plans (e.g., limit our expansion, limit our marketing efforts and/or decrease or eliminate capital expenditures), any of which may adversely affect our financial condition, results of operations and cash flow.  Such reduction could materially adversely affect our business and our ability to compete.

Our capital needs will depend on numerous factors, including, without limitation, (i) our profitability, (ii) our ability to respond to a release of competitive products by our competitors, and (iii) the amount of our capital expenditures, including acquisitions.  Moreover, the costs involved may exceed those originally contemplated.  Cost savings and other economic benefits expected may not materialize as a result of any cost overruns or changes in market circumstances.  Failure to obtain intended economic benefits could adversely affect our business, financial condition and operating performances.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues.  Our failure to manage growth will cause a disruption of our operations that may result in the failure to generate revenues at levels we expect.

In order to maximize potential growth in our current markets, we may have to expand our operations.  Such expansion will place a significant strain on our management and our operational, accounting and information systems.  We expect that we will need to continue to improve our financial controls, operating procedures and management information systems.  We will also need to effectively train, motivate and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Risks Related to our Business

We may not be able to prevent others from using our intellectual property, and may be subject to claims by third parties that we infringe on their intellectual property.

We regard the content that we plan to distribute via digital media to be important to our success.  We plan to rely on non-disclosure and other contractual provisions to protect our proprietary rights.  We may also try to protect our intellectual property rights by, among other things, searching the Internet to detect unauthorized use of our intellectual property.

However, policing the unauthorized use of our intellectual property is often difficult and any steps we take may not in every case prevent the infringement by unauthorized third parties.  Further, there can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful.  We may need to resort to litigation to enforce our intellectual property rights, which may result in substantial costs and diversion of resources and management attention.

Further, although management does not believe that our products and services infringe on the intellectual rights of others, there is no assurance that we will not be the target of infringement or other claims.  Such claims, even if not true, could result in significant legal and other costs and may be a distraction to our management or interrupt our business.

We encounter competition in our business, and any failure to compete effectively could adversely affect our results of operations.

We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics.  Aggressive expansion of our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

If we do not compete successfully against new and existing competitors, we may lose our market share, and our operating results may be adversely affected.

We compete with other advertising service providers that may reach our target audience by means that are more effective than our Comic Cons and digital media.  Further, if such other providers of advertising have a long operating history, large product and service suites, more capital resources and broad international or local recognition, our operating results may be adversely affected if we cannot successfully compete.

The loss of the services of our key employees and directors, particularly the services rendered by Michael Mathews, our Executive Chairman, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees and directors.  In particular, we are heavily dependent on the continued services of Michael Mathews, our Executive Chairman.  The loss of Mr. Mathews or other members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry, could harm our business.

Our future success depends upon, in large part, our continuing ability to attract and retain qualified personnel.

Expansion of our business and operation may require additional managers and employees with industry experience, in which case our success will be dependent on our ability to attract and retain experienced management personnel and other employees.  There can be no assurance that we will be able to attract or retain qualified personnel.  Competition may also make it more difficult and expensive to attract, hire and retain qualified managers and employees.  If we fail to attract, train and retain sufficient numbers of the qualified personnel, our prospects, business, financial condition and results of operations will be materially and adversely affected.

If we do not maintain and develop our Wizard World Comic Con brand and those of our strategic partners, we will not be able to attract an audience to the Comic Cons.

We attract audiences and advertisers partly through brand name recognition.  We believe that establishing, maintaining and enhancing our portfolio of Comic Cons and the brands of our strategic partners will enhance our growth prospects.  The promotion of our Wizard World Comic Con brand and those of our strategic partners will depend largely on our success in maintaining a sizable and loyal audience, providing high-quality content and organizing effective marketing programs.  If we fail to meet the standards to which our consumers are accustomed, our reputation will be harmed and we may lose market share.

Our future success depends on attracting sponsors and pop culture advertisers who will advertise at our Comic Cons.  If we fail to attract a sufficient number of sponsors and pop culture advertisers, our operating results and revenues may not meet expectations.

One of our important strategies is to create an integrated platform of tours on which sponsors and pop-culture advertisers wishing to reach our young male target audience may advertise.  However, advertisers may find that our targeted demographic does not consist of their desired consumers or a critical mass of consumers, decide to use a competitor’s services or decide not to use our services for other reasons.  If the sponsors and pop-culture advertisers decide against advertising with us, we may not realize our growth potential or meet investor expectations.  Our future operating results and business prospects could be adversely affected.

We may not be able to respond to changing consumer preferences and our sales may decline.

We operate in markets that are subject to change, including changes in customer preferences.  New fads, trends and shifts in pop culture could affect the type of live events customers will attend or the products consumers will purchase.  Content in which we have invested significant resources may fail to meet consumer demand at the time.  A decrease in the level of media exposure or popularity of the pop culture market or a loss in sales could have a material adverse effect on our business, prospects and financial condition.

We rely on key contracts and business relationships, and if our current or future business partners or contracting counterparties fail to perform or terminate any of their contractual arrangements with us for any reason or cease operations, or should we fail to adequately identify key business relationships, our business could be disrupted and our reputation may be harmed.

If any of our business partners or contracting counterparties fails to perform or terminates their agreement(s) with us for any reason, or if our business partners or contracting counterparties with which we have short-term agreements refuse to extend or renew the agreement or enter into a similar agreement, our ability to carry on operations and cross-sell sales and marketing services among different platforms may be impaired.  In addition, we depend on the continued operation of our long-term business partners and contracting counterparties and on maintaining good relations with them.  If one of our long-term partners or counterparties is unable (including as a result of bankruptcy or a liquidation proceeding) or unwilling to continue operating in the line of business that is the subject of our contract, we may not be able to obtain similar relationships and agreements on terms acceptable to us or at all.  If a partner or counterparty fails to perform or terminates any of the agreements with us or discontinues operations, and we are unable to obtain similar relationships or agreements, such events could have an adverse effect on our operating results and financial condition.  Further, if we are unable to timely produce our Comic Cons or produce the same quality of Comic Cons to which our target demographic has been accustomed, the consequences could be far-reaching and harmful to our reputation, existing business relationships and future growth potential.

We may also need to form new strategic partnerships or joint ventures to access appropriate assets and industry know-how.  Failing to identify, execute and integrate such future partnerships or joint ventures may have an adverse effect on our business, growth, financial condition, and cash flow from operations.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders want it to occur.

As of the date of this filing, our executive officers, directors and principal stockholders who beneficially own 5% or more of our outstanding common stock, in the aggregate, approximately 93% of our outstanding common stock.  These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

Our Certificate of Incorporation provides for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Our certificate of incorporation and applicable Delaware law provide for the indemnification of our directors and officers against attorney’s fees and other expenses incurred by them in any action to which they become a party arising from their association with or activities on our behalf.  This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended (the “Securities Act”), and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.  The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares if such a market ever develops.

We could face a variety of risks of expanding into a new business.

Risks of our entry into the new business line of digital media, include, without limitation: (i) potential diversion of management’s attention and other resources, including available cash, from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand into this new line of business; and (iv) inefficient combination or integration of operational and management systems and controls.  Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar, and may lead to increased litigation and regulatory risk.  Further, our business model and strategy are still evolving and are continually being reviewed and revised, and we may not be able to successfully implement our business model and strategy.  We may not be able to attract a sufficiently large number of audience or customers, or recover costs incurred for developing and marketing these products or services.  If we are unable to successfully implement our growth strategies, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed.

In developing and marketing the new business of digital media, we may invest significant time and resources.  Initial timetables for the introduction and development of our digital media business may not be achieved and price and profitability targets may not prove feasible.  Furthermore, any new line of business could have a significant impact on the effectiveness of our system of internal controls.  Failure to successfully manage these risks in the development and implementation of our new digital media business could have a material adverse effect on our business, results of operations and financial condition.

We will face significant competition in the digital media business.  If we fail to compete effectively, we may lose users to competitors, which could materially and adversely affect our ability to generate revenues from online advertising.

We will face significant competition for online advertising revenues with other websites that sell online advertising services.  In addition, we indirectly compete for advertising budgets with traditional advertising media, such as television and radio stations, newspapers and magazines, and major out-of-home media.  Some of our competitors may have longer operating histories and significantly greater financial, technical and marketing resources than we do, and in turn may have an advantage in attracting and retaining users and advertisers.

Risks Relating to Being a Public Company

We will incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We will incur significant costs associated with our public company reporting requirements and costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the Company’s board of directors (the “Board”) or as executive officers.  We may be wrong in our prediction or estimate of the amount of additional costs we may incur or the timing of such costs.

If we fail to maintain an effective system of internal control over financial reporting, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected and investor confidence may be adversely impacted.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports.  Under current SEC rules, our management may conclude that our internal controls over our financial reporting are not effective.  Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.  In the event that we are unable to have effective internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing as needed could suffer.

Risks Relating To Our Industry

A continued decline in general economic conditions and disruption of financial markets may, among other things, reduce the discretionary income of consumers or further erode advertising markets, which could adversely affect our business.

Our operations are affected by general economic conditions, which affect consumers’ disposable income.  The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income.  Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on consumer products and entertainment, which could adversely affect our revenues.  Volatility and disruption of financial markets could limit our advertisers,’ sponsors’ and/or promoters’ ability to obtain adequate financing to maintain operations, and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations.  Continued softness in the market could adversely affect our revenues or the financial viability of our distributors.

The advertising market is particularly volatile and we may not be able to effectively adjust to such volatility.

Advertising spending is volatile and sensitive to changes in the economy.  Our advertising customers may reduce the amount they spend on our media for a number of reasons, including, without limitation:

•	a downturn in economic conditions;

•	a deterioration of the ratings of their programs; or

•	a decline in advertising spending in general.

We may be unable to maintain or increase our advertising fees and sales, which could negatively affect our ability to generate revenues in the future.  A decrease in demand for advertising in general, and for our advertising services in particular, could materially and adversely affect our operating results.

Risks Related To Our Securities

Our common stock is quoted on the Pink Sheets, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the Pink Sheets.  The quotation of our shares on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the Pink Sheets, which enhances the volatile nature of our equity.

When fewer shares of a security are being traded on the Pink Sheets, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our common stock, there may be a lower likelihood that orders for shares of our common stock will be executed, and current prices may differ significantly from the price that was quoted at the time of entry of the order.

Our stock price is likely to be highly volatile because of our limited public float.

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.  Other factors that could cause such volatility may include, among other things: actual or anticipated fluctuations in our operating results; the absence of securities analysts covering us and distributing research and recommendations about us; overall stock market fluctuations; economic conditions generally; announcements concerning our business or those of our competitors; our ability to raise capital when we require it, and to raise such capital on favorable terms; conditions or trends in the industry; litigation; changes in market valuations of other similar companies; announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures; future sales of common stock; actions initiated by the SEC or other regulatory bodies; and general market conditions.  Any of these factors could have a significant and adverse impact on the market price of our common stock.  These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced.  In addition, these transactions may dilute the value of our common shares outstanding.  We may also have to issue securities that may have rights, preferences and privileges senior to our common stock.

We do not currently have a broker or dealer creating or maintaining a market in our stock.

There is currently no broker or dealer acting as a marketmaker for our securities.  The lack of a marketmaker for our securities could adversely influence the market for, and price of, our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.  If an active public trading market for our securities does not develop, the market price and liquidity of such securities may be adversely affected.

If a market were to develop, future trading prices could depend upon many factors, such as prevailing interest rates, our operating results, and the markets for similar securities.  Historically, the market for non-investment grade securities has been subject to disruptions that have caused substantial volatility in the prices of securities similar to our common stock.  There can be no assurance that if a market for our common stock was to develop, such a market would not be subject to similar disruptions.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our common stock are traded on the Pink Sheets and are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a smaller reporting company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume.  Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable.  As a consequence, our stock price may not reflect an actual or perceived value.  Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as is currently the case, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained.  Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Currently, there is a limited public market for our securities, and there can be no assurances that any public market will ever develop and, even if developed, it is likely to be subject to significant price fluctuations.

We have a trading symbol for our common stock, namely ‘WIZD’.  However, our stock has been thinly traded, if at all.  Consequently, there can be no assurances as to whether:

•	any market for our shares will develop;

•	the prices at which our common stock will trade; or

•
the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these risk factors, investor perception of our Company and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

We are subject to the penny stock rules which will make our securities more difficult to sell.

We are subject to the SEC’s “penny stock” rules because our securities sell below $5.00 per share.  The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Furthermore, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities.  As long as our securities are subject to the penny stock rules, the holders of such securities will find it more difficult to sell their securities.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business.  Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate.

Item 1B.  Unresolved Staff Comments.

On December 16, 2011, the Company received 16 comments from the SEC related to its Current Report on Form 8-K/A, filed on December 7, 2010, as amended by Amendment No. 1 filed on February 18, 2011, Amendment No. 2 filed on July 1, 2011, Amendment No. 3 filed on September 13, 2011 and Amendment No. 4 filed on November 17, 2011.  As of January 12, 2012, these comments remain outstanding.

Item 2.  Properties.

Conventions, through a service agreement with an office service provider, occupies offices at 1350 Avenue of the Americas, 2nd floor, New York, NY 10019.  The term of the lease agreement commenced on January 22, 2011, and it was to expire on January 31, 2012.  The Company exercised a one year renewal option, extending the expiration date of the lease to January 31, 2013.  The office space covers approximately 800 square feet and our monthly rent is $6,850.00.  We do not own any real estate.

Item 3.  Legal Proceedings.

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are quoted on the Pink Sheets under the symbol “WIZD”.

The following table sets forth the high and low bid price for our common stock for each quarter during the past three fiscal years.  The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price		High Price

March 31, 2009		$0.075		$0.510
June 30, 2009	$	̶	$	̶
September 30, 2009		$0.333		$0.333
December 31, 2009		$0.400		$0.450
March 31, 2010	$	̶	$	̶
June 30, 2010		$0.030		$0.200
September 30, 2010	$	̶	$	̶
December 31, 2010		$0.150		$0.650
March 31, 2011		$0.650		$0.750
June 30, 2011		$0.750		$0.750
September 30, 2011	$	̶	$	̶
December 31, 2011		$0.750		$0.750

(b) Holders

As of January 12, 2012, a total of 34,687,735 shares of the Company’s common stock are currently outstanding held by approximately 16 shareholders of record.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business.  Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future.  There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Delaware law.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company did not have an equity compensation plan as of December 31, 2010.  Below is a description of the Company’s compensation plan adopted in 2011.

2011 Incentive Stock Award Plan, as Amended

On May 9, 2011, the Board approved, authorized and adopted (subject to stockholder approval) the 2011 Incentive Stock and Award Plan (the “Plan”).  The Plan provides for the issuance of up to 3,000,000 shares of our common stock through the grant of non-qualified options, incentive options and restricted stock to our directors, officers, consultants, attorneys, advisors and employees.  Until a committee consisting of two or more independent, non-employee and outside directors is constituted, our Board administers the Plan.

Under the Plan:

1.	Each option will contain the following terms:

(i)
the exercise price, which shall be determined at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the common stock is listed or quoted, as applicable) of the common stock of the Company, provided that if the recipient of the option owns more than ten percent (10%) of the total combined voting power of the Company, the exercise price shall be at least 110% of the Fair Market Value;

(ii)
the term of each option shall be fixed by the Board, provided that such option shall not be exercisable more than five (5) years after the date such option is granted, and provided further that with respect to an incentive option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the incentive option shall not be exercisable more than five (5) years after the date such incentive option is granted;

(iii)
subject to acceleration in the event of a change of control of the Company (as further described in the Plan), the period during which the options vest shall be designated by the Board or, in the absence of any option vesting periods designated by the Board at the time of grant, shall vest and become exercisable in equal amounts on each fiscal quarter of the Company through the four (4) year anniversary of the date on which the option was granted;

(iv)	no option is transferable and each is exercisable only by the recipient of such option except in the event of the death of the recipient (if such recipient is a natural person); and

(v)	with respect to incentive options, the aggregate Fair Market Value of common stock exercisable for the first time during any calendar year shall not exceed $100,000.

2.	Each award of restricted stock will be subject to the following terms:

(i)	no rights to an award of restricted stock is granted to the intended recipient of restricted stock unless and until the grant of restricted stock is accepted within the period prescribed by the Board;

(ii)	restricted stock shall not be delivered until they are free of any restrictions specified by the Board at the time of grant;

(iii)	recipients of restricted stock have the rights of a stockholder of the Company as of the date of the grant of the restricted stock;

(iv)	shares of restricted stock are forfeitable until the terms of the restricted stock grant have been satisfied or the employment with the Company is terminated; and

(v)	the restricted stock is not transferable until the date on which the Board has specified such restrictions have lapsed.

As of January 12, 2012, we have issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)		Number of securities Remaining available for Future issuance
Equity compensation approved by security holders under the Plan	700,000	$	floating	2,300,000

Equity compensation not pursuant to a plan	-		$-	-

Total	700,000	$	floating	2,300,000

(1)	Excludes shares of restricted stock issued under the Plan.

Rule 10B-18 Transactions

During the years ended December 31, 2010, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

The following contains information regarding our sales of unregistered securities during the year ended December 31, 2010.  All of the securities sold during these periods were sales of our shares of Common Stock to accredited investors and were deemed to be exempt under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering these securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and, unless otherwise stated below, the shares were restricted in accordance with the requirements of the Securities Act.

Share Exchange

Pursuant to the Exchange Agreement, on December 7, 2010, we issued shares of our Common Stock to the KTC Corp. Shareholders in exchange for 100% of the outstanding shares of KTC Corp.  Such securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered.

We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Securities Act since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

Series A Cumulative Convertible Preferred Stock

Immediately after the Share Exchange, we entered into subscription agreements with certain subscribers for the issuance and sale of (i) up to $1,500,000 in Series A Cumulative Convertible Preferred Stock with the rights and preferences set forth in the Certificate of Designation attached hereto as Exhibit 4.1, convertible into shares of our Common Stock at a per share conversion price of $0.40; and (ii) Warrants in the form attached hereto as Exhibit 4.2 to purchase shares of our  Common Stock.

These securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered.

We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Securities Act since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  This discussion should be read in conjunction with our financial statements and accompanying notes for the years ended December 31, 2010 and 2009, included elsewhere in this report.

We are a producer of pop culture and multimedia conventions (“Comic Cons”) across North America that markets movies, TV shows, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels.  These Comic Cons provide sales, marketing, promotions, public relations, advertising and sponsorship opportunities for entertainment companies, toy companies, gaming companies, publishing companies, marketers, corporate sponsors and retailers.

Plan of Operation

Our Company has two lines of business: (i) live multimedia events, which involves ticket sales and exhibitor booth space, and (ii) sponsorships and advertising.  Our current focus is on growing our existing Comic Cons by obtaining new exhibitors and dealers and attracting more high profile celebrities and VIPs.  We also plan to expose our database of fans and our target market of young adult males to our content through digital media such as Facebook, Twitter, YouTube, Flicker, and Tumblr, and draw higher traffic to our website www.wizardworld.com by creating content from our live multimedia events and promoting such events through emails, newsletters, our iPad app and our soon to be released iPhone and Android apps.

Further, in the fourth quarter of 2011, we launched our new digital entertainment ad network called the “Wizard World Digital Entertainment Network,” which will be comprised of two websites located at www.wizardworld.com and www.toywiz.com, and the Wizard World email database.  The Wizard World Digital Entertainment Network will offer display advertising to brand advertisers, priced on a traditional CPM ad impression basis.  We plan to work with display advertising networks and third party representation firms, and to hire four direct sales employees over the next 12 months to maximize the monetization of the Wizard World Digital Entertainment Network.

We expect to produce six (6) live events during the year ended December 31, 2012.  We run the risk that we will not be profitable in the live event business.  To date, we have operated profitable live events in both the Philadelphia and Chicago markets, but we have operated at a deficit in other events.  In order for us to operate a successful event, we must produce an event that is relevant to the public in order drive ticket sales, booth sales, sponsorship and advertising.  In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site.  To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

Currently, our digital media business has been funded on capital raised from outside investors.  We are currently earning revenue from the site and from the newly launched digital entertainment ad network, but not enough to maintain the costs to operate.  We must continue to fund the digital media business from outside investors and from cash flow from the live event business until the media platform generates enough revenue to support its own operation.

Results of Operations

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Summary of Statements of Operations for the Years Ended December 31, 2010 and 2009:

	Year ended
	December 31, 2010	December 31, 2009
Convention revenue	$3,000,814	$2,119,327
Gross profit	$842,201	$(59,678)
Compensation expense	$(461,478)	$(182,044)
General and administrative expenses	$(721,532)	$(586,177)
Loss from operations	$(340,809)	$(827,899)
Other expenses	$(1,287,381)	$(1,726)
Net Loss	$(1,628,190)	$(829,625)
Loss per common share – basic and diluted	$(1,633,538)	$(829,625)

Convention Revenue

Convention revenue was $3,000,814 for the year ended December 31, 2010, as compared to $2,119,327 for the comparable year ended December 31, 2009, an increase of $881,487.  The significant increase in convention revenue is primarily attributable to an increase in the number of live events (eight) produced in 2010, as compared to 2009 (three), offset by a $315,863 decrease in existing live event share revenue.  The five new events generated revenue of $1,197,350.

Gross Profit

Gross profit percentage strengthened from a gross loss of 3% during the year ended December 31, 2009, to a gross profit of 28% during the year ended December 31, 2010.  The increase in the gross profit percentage is primarily attributable to the Company significantly cutting production costs on a per show basis while increasing the gross revenue per show.  For example, the Company significantly decreased convention show staff and began utilizing more part-time staff to assist in running the live events.  The Company successfully decreased direct costs associated with the Philadelphia, Rosemont and New York City live events during the year ended December 31, 2010, by approximately $1,100,000. This decrease in costs was offset by increases in costs of approximately $1,175,000 in the five new events that were not produced during the year ended December 31, 2009.

Compensation Expense

Compensation expenses for the year ended December 31, 2010, was $461,478, as compared to $182,044 for the year ended December 31, 2009.  The $279,434 increase is attributable to an increase in the number of conventions produced.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010, was $721,532, as compared to $586,177 for the year ended December 31, 2009.  The $135,355 increase is attributable to the overhead associated with running additional conventions during the year ended December 31, 2010, as compared to the year ended December 31, 2009.  Further, the Company made an effort to decrease other overhead expense accounts due to a lack of funding during the year ended December 31, 2010.

Loss from Operations

Loss from operations for the December 31, 2010, was $(340,809) as compared to $(827,899) for the year ended December 31, 2009.  The decrease in operating loss is primarily attributable to the increased number of live events, increased profitability experienced at each live event, and management’s effort to decrease general and overhead expenses.

Other expenses

Other expenses consisted of interest expenses accrued on the Company’s liabilities.

Net Loss

Net loss for year ended December 31, 2010, was $(1,628,190) or loss per share of $(0.08), as compared to $(829,625) or loss per share of $(0.04), for the comparable year ended December 31, 2009.

Inflation did not have a material impact on the Company’s operations for the period.  Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2010, compared to December 31, 2009:

	December 31, 2010	December 31, 2009	Increase/Decrease
Current Assets	$656,997	$41,577	$615,420
Current Liabilities	$2,925,407	$556,918	$2,368,489
Working Capital (Deficit)	$(2,268,410)	$(515,341)	$(1,753,069)

At December 31, 2010, we had a working capital deficit of $2,268,410, as compared to a working capital deficit of $515,341, at December 31, 2009, a decrease of $(1,753,069).  The decrease is primarily attributable to an increase of cash offset by a larger increase in derivative liability, which was not in existence in 2009.

Net cash used for operating activities for the year ended December 31, 2010 and 2009 was $(350,537) and $(663,652), respectively.  The net loss for year ended December 31, 2010 and 2009 was $(1,628,190) and $(829,625), respectively.  The Company’s cash used in operations decreased significantly primarily due to management’s decision to restrict expenses and cut costs in overhead during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Net cash obtained through all financing activities for the year ended December 31, 2010 was $894,314, as compared to $666,016 for the year ended December 31, 2009.  The increase is primarily attributable to the Company receiving considerable funds from convertible preferred stock during the year ended December 31, 2010.

Going Concern

As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations for the year ended December 31, 2010, and a working capital deficit and stockholders’ deficit, respectively, at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these problems, management has taken the following actions:

•	seek additional third party debt and/or equity financing;

•	continue with the implementation of the business plan;

•	increase product prices and reduce discounts;

•	increase revenue from existing live events; and

•	increase revenue through sponsorship and advertising deals.

Off-Balance Sheet Arrangements

As of December 31, 2010, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to deposits and construction in progress, income tax rate, income tax provision, allowance of deferred tax assets and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation and amortization.  Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets, varying from 3 to 5 years or, when applicable, the life of the lease, whichever is shorter.

Carrying Value, Recoverability and Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Income Taxes

We comply with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Revenue Recognition

In accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SAB 104, revenues are generally recognized when products are shipped or as services are performed. However, due to the nature of our business, there are additional steps in the revenue recognition process, as described below:

•
Sponsorships: We follow the guidance of Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables, and assign the total of sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair values.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments.  Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

•	Level 1 – Quoted market prices available in active markets for identical assets or liabilities as of the reporting date;

•	Level 2 – Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date; and

•	Level 3 – Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2010 and 2009.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,260,571	$-	$-	$2,260,571	$2,260,571

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2009	$-	$-
Total gains or losses (realized/unrealized) included in net loss	-	-
Purchases, issuances and settlements	2,260,571	2,260,571
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2010	$2,260,571	$2,260,571

Recent Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, it generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.  Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-18 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2010.

Item 9A. Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2010 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of December 31, 2010, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

The Company’s assessment identified certain material weaknesses which are set forth below:
Functional Controls and Segregation of Duties

Because of the company’s limited resources, there are limited controls over information processing, and no internal controls over the accuracy, completeness and authorization of transactions.

There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

There is a lack of top level reviews in place to review targets, product development, joint ventures or financing. All major business decisions are carried out by the officers with board of director approval when needed.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1) We will document a formal code of ethics.

(2) We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

(3) We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31 2010, we have undertaken the following steps to address the deficiencies stated above:

•	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of December 31, 2010.  There was no familial relationship between or among the directors or executive officers of the Company.

Name	Age (1)	Title
Gareb Shamus (2)	41	President, Chief Executive Officer, Chairman
Terry Fields (3)	67	Chief Financial Officer and Director

(1)	Denotes age at December 31, 2010.

(2)	Mr. Shamus resigned from his respective executive officer and director positions on December 1, 2011.

(3)	Mr. Fields resigned from his position as Chief Financial Officer and as a member of the Company’s board of directors on January 4, 2011.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of January 12, 2012.  There is no familial relationship between or among the directors or executive officers of the Company.

Name	Age	Title	Officer and/or Director Since
Michael Mathews	50	Executive Chairman of the Board (1)	March 23, 2011
Vadim Mats	27	Director	January 14, 2011
Greg Suess	39	Director	May 9, 2011
John Macaluso	54	Director	May 13, 2011
John Maatta	59	Director	May 25, 2011

(1)
Pursuant to a letter of resignation dated December 1, 2011, Mr. Gareb Shamus resigned his positions as President, Chief Executive Officer and Director of the Company.  Mr. Michael Mathews, Chairman, will serve as the Company’s Executive Chairman and oversee the Company’s day to day operations until the Board has identified a new Chief Executive Officer.  The Board has commenced a search for a new Chief Executive Officer and anticipates completing its search no later than February 29, 2012.

The Company’s directors serve in such capacity until the first annual meeting of the Company’s shareholders and until their successors have been elected and qualified.  The Company’s officers serve at the discretion of the Board, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person.  The activities of each director and officer are material to the operation of the Company.  No other person’s activities are material to the operation of the Company.

Michael Mathews, age 50, Executive Chairman of the Board

Michael Mathews has been our Company’s Executive Chairman of the Board since December 1, 2011, and has served on our Board since March 23, 2011.  In May 2011, Mr. Mathews was appointed Chief Executive Officer and Director of privately-held Aspen University, Inc., a for-profit nationally accredited, exclusively online university.  From August 2007 until January 31, 2011, Mr. Mathews was the Chief Executive Officer of interclick, inc. (formerly Customer Acquisition Network Holdings, Inc.), a provider of data driven campaign strategies for digital agencies and marketers.  interclick, inc. was acquired by Yahoo! in December, 2011. From 2004 to 2007, Mr. Mathews served as the Senior Vice-President of Marketing and Publisher Services of World Avenue U.S.A., LLC, an Internet promotional marketing company.  Mr. Mathews graduated from San Francisco State University with a degree in Marketing and holds a Masters in Business Administration from Golden Gate University.

The Board believes that Mr. Mathews’ extensive experience and background in the internet marketing industry will be a significant asset to the Company’s development of its digital platform, and his leadership roles in public companies will aid in the operation of our Company as a public company.

Mr. John Maatta, age 59, Director

John Maatta has been a member of our Board since May 25, 2011.  Since 2006, Mr. Maatta has been the Chief Operating Officer of The CW Network, which is America’s fifth broadcast network and a network that focuses substantially on targeting young adults between the ages of 18 and 34.  From September 2005 through September 2006, Mr. Maatta served as the Chief Operating Officer of The WB, a Warner Bros. television network (“The WB”), where he had direct oversight of all business and operations departments, such as business affairs, finance, network distribution (which included The WB 100+ station group), technology, legal, research, network operations, broadcast standards and human resources.  While Chief Operating Officer at The WB, Mr. Maatta also served as The WB’s General Counsel.  Mr. Maatta is currently a director of Trader Vics, Inc., a Polynesian-style restaurant chain, a position he has held since 1998.  Mr. Maatta received a Bachelor of Arts in Government from the University of San Francisco in 1974, and a Juris Doctorate from the University of California, Hastings College of the Law, in 1977.

The Board believes that Mr. Maatta’s experience with operating companies in the entertainment industry and his contacts in the industry will be an important factor in the Company’s growth as a digital entertainment and event company.

John Macaluso, age 54, Director

John Macaluso has served as a member of our Board since May 13, 2011.  Mr. Macaluso is the founder, sole owner and Chief Executive Officer of California Concepts, a domestic manufacturer of domestic and imported women’s and girls’ clothing, which operated as such from 1987 through 2007.  In 2007, Mr. Macaluso exited the clothing business and transitioned California Concepts into a real estate development business, managing projects in Los Angeles, Las Vegas and Big Sky, Montana at the Yellowstone Club, among others.

The Board believes that Mr. Macaluso’s business experience with managing gross profit margins, markdown allowances, budgets and negotiating effective costs of goods purchased will be a significant asset to the Company with respect to, among other things, its operating budget as a growing public company.

Vadim Mats, age 27, Director

Vadim Mats has been a director of our Company since January 14, 2011.  Mr. Mats is also, and has been since June 28, 2010, the Chief Financial Officer of FWS Capital Ltd.  Prior to joining FWS Capital Ltd., Mr. Mats was assistant controller at Eton Park Capital Management, a multi-strategy fund, from July 16, 2007 to December 1, 2009.  From June 2006 to July 2007, Mr. Mats was a senior fund accountant at The Bank of New York Mellon, where he was responsible for over fifteen funds.  Mr. Mats graduated cum laude from the Zicklin School of Business at Bernard Baruch College with a Bachelor’s degree in Business Administration, specializing in finance and investments.

Mr. Mats’ extensive experience and background in finance, accounting and investment funds will be a significant asset to the Company’s operation as a public company.

Greg Suess, age 39, Director

Greg Suess has been a director of our Company since May 9, 2011.  In 2000, he founded ROAR, a Beverly Hills-based management and consulting company that focuses on media and entertainment and provides comprehensive management services for its clients, including talent and brand management, managing partnerships, strategic alliances and marketing strategies that engage consumers through entertainment, music and lifestyle experiences.  Mr. Suess is, and has been since inception, a partner at ROAR.  Since 1997, Greg has been with the law firm of Glaser, Weil, Fink, Jacobs, Howard, Avchen & Shapiro, LLP, where he is currently Of Counsel and focuses on general corporate law and media and entertainment.  Mr. Suess also serves on the board of directors of TicTock Studios and Derycz Scientific, Inc.  Mr. Suess holds a Bachelor of Science from the University of Southern California (Lloyd Greif Center for Entrepreneurial Studies), and holds a JD/MBA from Pepperdine University. He is a member of the State Bar of California.

The Board believes that Mr. Suess’ extensive experience and background in the media and entertainment industry complements the Company’s events business, its new digital initiatives and its new online media Wizard World Digital, which covers new and upcoming products and talents in the pop culture world.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.  None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Committees of the Board of Directors

Audit Committee; Audit Committee Financial Expert

We have not yet appointed an audit committee.  The Board currently acts as our audit committee.  At the present time, we believe that our Board is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

We currently do not have a member who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.  Our Board is in the process of searching for a suitable candidate for this position.

Compliance with Section 16(a) of the Exchange Act

We are not subject to Section 16(a) of the Exchange Act, which requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC.

Code of Ethics

We have not yet adopted a code of ethics because we wanted to complete our constitution of the Board prior to adopting such code of ethics to allow the entire Board to review and approve a code of ethics.

Board Nomination Procedure

There have been no material changes to the procedures by which security holders may recommend nominees to the Board.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries.  No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years.  No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years.  No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years.  No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11.  Executive Compensation.

2010 SUMMARY COMPENSATION TABLE YEAR

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	STOCK AWARDS (1)	OPTIONS AWARDS ($)	NON- EQUITY INCENTIVE PLAN COMPEN- SATION ($)	CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPEN- SATION EARNINGS ($)	ALL OTHER COMPEN- SATION ($)	TOTAL ($)

Gareb Shamus
Director, President and CEO (1)	2010	76,800	0	0	0	0	0	0	76,800
Terry Fields
Director and CFO (2)	2010	0	0	0	0	0	0	0	0

(1)
Mr. Shamus resigned from his respective executive officer and director positions on December 1, 2011.  On December 31, 2010, the Company determined that the outstanding loan and interest in the amount of $299,235 to Wizard Entertainment, was uncollectable.  Because Wizard Entertainment is controlled by Gareb Shamus, the Company determined that balance should be considered compensation.  The Company recorded $299,235 to compensation expense.

(2)	Mr. Fields resigned from his position as Chief Financial Officer and as a member of the Company’s board of directors on January 4, 2011.

Employment Agreement with Gareb Shamus

The Company entered into an employment agreement, effective May 25, 2011 (the “Employment Agreement”), with Mr. Gareb Shamus, pursuant to which he was to serve as the Company’s Chief Executive Officer.  The term of the employment was for a period of three (3) years and automatically renewed for additional one (1) year periods unless either Mr. Shamus or the Company gave written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current term.

The Employment Agreement provided for an annual base salary of $140,000 (the “Base Salary”), subject to an annual increase of at least ten percent (10%) per annum, and may not be decreased.  In addition to the Base Salary, Mr. Shamus was to receive an annual bonus of up to one hundred percent (100%) of his then-current Base Salary (to be paid 50% in cash and 50% in restricted stock) based upon the achievement of certain performance targets to be agreed upon by Mr. Shamus and a majority of the Board (the “Bonus Target”).  Notwithstanding the foregoing, in the event that the performance of the Company business for any fiscal year is greater than seventy-five percent (75%), but less than one hundred percent (100%), of the applicable Bonus Target, Mr. Shamus was entitled to a percentage of the annual bonus as determined in the Employment Agreement. In the event Mr. Shamus and the Board are unable to agree to a mutually acceptable Bonus Target, Mr. Shamus was to receive an annual bonus of not less than fifteen percent (15%) of the Base Salary, all of which could have been paid in restricted stock at Mr. Shamus’ sole discretion.

Pursuant to a letter of resignation dated December 1, 2011, Mr. Gareb Shamus resigned his positions as President, Chief Executive Officer and Director of the Company.   Pursuant to the Employment Agreement, upon Mr. Shamus’ resignation, in addition to the reimbursement of documented, unreimbursed expenses incurred prior to such date, Mr. Shamus is entitled to the following severance benefits: accrued and unpaid Base Salary and vacation pay through the date of termination, less withholding of applicable taxes. Mr. Shamus shall have any conversion rights available under the Corporation’s Benefit Plans and as otherwise provided by law, including the Comprehensive Omnibus Budget Reconciliation Act.

Consulting Agreement

On March 23, 2011, the Company entered into a consulting agreement (the “Consulting Agreement”) with Mr. Mathews, the Company’s Executive Chairman, pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive, with first issuance of 250,000 shares occurring on March 23, 2011, one million (1,000,000) shares of the Company’s restricted common stock, issuable in four yearly installments.

Director Agreements

The Company has entered into director agreements with each of its directors.  Each director agreement commences on the date that the respective director was appointed a member of the Board and continues through the Company’s next annual stockholders’ meeting, unless automatically renewed at the option of the Board on such date that such director is re-elected to the Board.  Pursuant to the director agreements entered into with our directors other than Mr. Mathews, our Executive Chairman, each director is granted a non-qualified option to purchase up to 150,000 shares of the Company’s common stock.  Mr. Mathews’ director agreement provides for a quarterly stipend of twenty thousand dollars ($20,000).

In conjunction with the director agreements, we entered into an indemnification agreement with each director that is effective during the term that such director serves as a member of the Board until six years thereafter. The indemnification agreement indemnifies the director to the fullest extent permitted under Delaware law for any claims arising out of, or resulting from, among other things, (i) any actual, alleged or suspected act or failure to act as a director or agent of the Company and (ii) any actual, alleged or suspected act or failure to act in respect of any business, transaction, communication, filing, disclosure or other activity of the Company. Further, the director is indemnified for any losses pertaining to such claims, provided, however, that the losses not include expenses incurred by the director in respect of any claim as which such director shall have been adjudged liable to the Company, unless the Delaware Chancery Court rules otherwise.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock.  As of January 12, 2012, there were 34,687,735 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote.  Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth information as of January 12, 2012, with respect to the beneficial ownership of our common stock by (i) each of our officers and directors, (ii) our officers and directors as a group and (iii) each person known by us to beneficially own five percent (5%) or more of our outstanding common stock.  Unless otherwise specified, the address of each of the persons set forth below is in care of Wizard World, Inc., 1350 Avenue of the Americas, 2nd floor, New York, NY 10019.

Title of Class	Name of Beneficial Owner (1)	Number of Shares		Percent of Class (2) (3)

Common	Michael Mathews, Executive Chairman	250,000	(4)	* %
Common	Vadim Mats, Director	0	(5)	0%
Common	Gregg Suess, Director	0	(5)	0%
Common	John Macaluso, Director	0	(5)	0%
Common	John Maatta, Director	0	(5)	0%

	All officers and directors as a group (5 persons)	250,000		* %

Common	Kicking the Can, L.L.C. (6)	19,437,265		56.03%
Common	Bristol Capital LLC (7)	2,172,759		6.26%
Common	Bristol Investment Fund Ltd. (8)	2,951,845		8.51%
Common	Robert Knie	2,400,000		6.92%
Common	The David Rosenberg Irrevocable Trust (9)	2,150,000		6.20%
Common	Eric Weisblum	2,950,000		8.50%

	All officers, directors and 5% holders as a group (11 persons)	32,311,869		93.15%

* denotes less than 1%

(1)
Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities.  Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.

(2)	Figures may not round up due to rounding of percentages.

(3)	Based on 34,687,735 shares of common stock issued and outstanding as of January 12, 2012.

(4)
Includes 250,000 shares issuable on March 23, 2011, in accordance with the Consulting Agreement dated March 23, 2011 with the Company, pursuant to which Mr. Mathews is to receive an aggregate of 1,000,000 million shares of common stock, payable in equal installments over a period of four years.

(5)
Does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which 12,500 have vested. The option was granted pursuant to a Nonqualified Stock Option Agreement dated May 25, 2011, the full text of which is attached as Exhibit 10.5 to the Current Report on Form 8-K/A that we filed with the Commission on May 31, 2011, and is incorporated herein by reference.

(6)
Kicking the Can L.L.C. is organized and exiting under the laws of the State of Delaware.  Gareb Shamus is the managing member of Kicking the Can L.L.C., and, acting alone, has voting and dispositive power over the shares beneficially owned by Kicking the Can L.L.C.

(7)
Bristol Capital LLC is organized and exiting under the laws of the State of Delaware.  Paul Kesslar is the managing member of Bristol Capital LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by Bristol Capital LLC.

(8)
Bristol Investment Fund Ltd., a Cayman Islands Exempted Company.  Paul Kesslar is the managing member of Bristol Investment Fund Ltd., and, acting alone, has voting and dispositive power over the shares beneficially owned by Bristol Investment Fund Ltd.

(9)	The beneficiary of the trust is Natalie Schlossberg and the trustee is Mitch Schlossberg, the son of Natalie Schlossberg.

Stock Option Issuances Under the 2011 Incentive Compensation and Award Plan

Option Grants

On May 9, 2011, as subsequently amended on September 14, 2011, we adopted the 2011 Incentive Stock and Award Plan (the “Plan”), which was authorized and approved by the Board, and have granted to all directors (other than our Executive Chairman Michael Mathews, who received restricted stock awards) options to purchase our common stock pursuant to the terms of their employment, consulting and/or director agreements.

In conjunction with the director agreements and indemnification agreements described above, we entered into a Non-qualified Stock Option Agreement (“Stock Option Agreement”) with each director, pursuant to which the director was granted a non-qualified stock purchase option (the “Non-qualified Option”) to purchase up to an aggregate of one hundred fifty thousand (150,000) shares of our common stock, subject to the terms and conditions of the Plan.  The exercise price for the Non-qualified Option is the closing price of the Company’s common stock on the execution date of the director agreement.  The Non-qualified Option is exercisable for a period of five years and vests in equal amounts over a period of three (3) years at the rate of twelve thousand five hundred (12,500) shares per fiscal quarter at the end of such quarter, and pro-rated for the number of days the director served on the Board during such fiscal quarter.  Notwithstanding the foregoing, if the director ceases to be a member of Board at any time during the three (3)-year vesting period for any reason (such as resignation, withdrawal, death, disability or any other reason), then any un-vested portion of the Non-qualified Option shall be irrefutably forfeited.

Restricted Stock Awards

On March 23, 2011, we entered into the Consulting Agreement with our Executive Chairman Michael Mathews, pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications.  The term of the Consulting Agreement is for a four (4) year period.  As compensation for his services, Mr. Mathews received, with the first issuance of 250,000 shares occurring on March 23, 2011, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 shares are common stock, par value $0.0001 per share and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”).

Common Stock

As of January 12, 2012, there were 34,687,735 shares of our common stock issued and outstanding held by approximately 16 beneficial owners.

Voting Rights

Each share of stock entitles the holder to one vote for each share on all matters submitted to a stockholder vote.  Directors are elected by a plurality of the votes of the shares present in person or represented by proxy at an annual shareholders’ meeting and entitled to vote on the election of directors.  Any other action shall be authorized by a majority of the votes cast, unless otherwise provided under the Delaware General Corporation Law.  Holders of our stock representing a majority of the voting power of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders.

Dividend Rights

Holders of our common stock are entitled to share in all dividends that our board of directors, in its discretion, declares from legally available funds, but only after we have satisfied our dividend obligations to the holders of our Series A Preferred Stock.

Liquidation Rights

In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that are legally available for distribution and remain after (i) payment of liabilities and (ii) payment in full of all amounts due to the holders of the Series A Preferred Stock (on an as converted basis).

Conversion and Redemption Rights

Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Series A Cumulative Convertible Preferred Stock

As of January 12, 2012, there were approximately 15,513 shares of our Series A Preferred Stock issued and outstanding held by approximately 15 shareholders of record.  Each share of our Series A Preferred Stock has a stated value equal to $100.00 (the “Stated Value”).

Voting Rights

The holders of our Series A Preferred Stock do not vote together with the holders of our common stock on an as converted basis.  The vote of the holders of our Series A Preferred Stock is required, however, to (i) amend our certificate of incorporation or bylaws in a way that would be adverse to the holders of our Series A Preferred Stock, (ii) redeem or repurchase our stock (other than with respect to the Series A Preferred Stock), (iii) effect a liquidation event, (iv) declare or pay dividends (other than on the Series A Preferred Stock), and (v) issue any securities in parity or senior to the rights of the Series A Preferred Stock.

Dividends

The holders of our Series A Preferred Stock are entitled to receive preferential dividends at the rate of 8% per share per annum of the Stated Value out of any funds legally available, and before any dividend or other distribution will be paid or declared and set apart for payment on any shares of our common stock.  Upon the occurrence of an event of default, the dividend rate will increase to 15% per annum on the Stated Value.  The dividends compound annually and are fully cumulative, accumulate from the date of original issuance of the Series A Preferred Stock, and are payable annually on the last day of each calendar year, in arrears, (i) in cash; (ii) at our option, in additional shares of Series A Preferred Stock valued at the Stated Value in an amount equal to 150% of the cash dividend otherwise payable; or (iii) at our option, a combination of cash and additional shares of Series A Preferred Stock.

Liquidation

Upon the occurrence of a “liquidation event”, the holders of our Series A Preferred Stock are entitled to receive, before any payment or distribution is made on any shares of our common stock, out of the assets available for distribution to our stockholders, an amount equal to two (2) times the Stated Value and all accrued and unpaid dividends.  If the assets available are insufficient to pay the holders of our Series A Preferred Stock in full, then the assets will be distributed pro rata among the holders of our Series A Preferred Stock.

A “liquidation event” occurs in the event of (i) our liquidation, dissolution or winding-up, whether voluntary or involuntary, (ii) (A) our purchase or redemption of any shares of any class of our stock or (B) a merger or consolidation with or into any entity, unless, among other things, the holders of our Series A Preferred Stock receive securities of the surviving corporation having substantially similar rights and our stockholders immediately prior to such transaction are holders of at least a majority of the voting securities of the surviving entity.

Redemption

Upon (i) the occurrence of an event of default, (ii) a “change in control” or (iii) our liquidation, dissolution or winding up, and if the holder of the Series A Preferred Stock so elects, we must pay a sum of money determined by multiplying the then current purchase price of the outstanding Series A Preferred Stock by 110%, plus accrued but unpaid dividends, no later than thirty (30) business days after request for redemption is made.  “Change in Control” means (i) our Company no longer having a class of shares publicly traded, listed or quoted, (ii) our becoming a subsidiary of another entity, (iii) a majority of our board of directors as of the Closing Date no longer serving as our directors of the Corporation, and (iv) the sale, lease or transfer of substantially all of our assets or the assets of our subsidiary.

Conversion

Each holder of our Series A Preferred Stock has the right at any time after the issuance of Series A Preferred Stock to convert the shares at the Stated Value and accrued but unpaid declared dividends into shares of our common stock at a conversion rate of $0.40 per share.

Except under certain circumstances (such as the issuance of our common stock pursuant to a stock option plan), if we issue shares of our common stock or securities convertible into or exchangeable or exercisable for shares of our common stock, for a purchase price, conversion price or exercise price that is less than the then current conversion price of our Series A Preferred Stock, then the conversion price of our Series A Preferred Stock will be reduced to such lower price.

The conversion price for our Series A Preferred Stock is further adjusted in the event of: (i) a declaration of any dividend or distribution on our common stock, (ii) stock split or (iii) reclassification of our common stock, proportionately so that the holders of our Series A Preferred Stock are entitled receive the kind and number of shares or other securities to which they would have owned or have been entitled to receive after the happening of any of such events had such shares of our Series A Preferred Stock been converted immediately prior to the happening of such event.

If we merge with or into any other corporation where we are not the surviving entity, then unless the right to convert shares of our Series A Preferred Stock is terminated as part of such merger, then, if permitted under applicable law, the holder of our Series A Preferred Stock will have the right to convert each of their shares of Series A Preferred Stock into the same kind and amount of shares of stock receivable upon the merger.  A similar provision applies to the sale of all or substantially all of our assets.

If a holder of our Series A Preferred Stock notifies us of such holder’s election to convert and we do not deliver the shares of common stock issuable upon such conversion, and the holder has to buy shares of our common stock on the open market because of their obligation to deliver shares of common stock, then we will pay such holder the difference between the price paid on the open market and the Stated Value.  We will also pay interest at the annual rate of 15% for each day that we are late as well $100 per business day for each $10,000 of Stated Value and dividend which is not timely delivered.

Neither we nor the holder of our Series A Preferred may convert any amount that would result in the holder having a beneficial ownership of our common stock which would be in excess of the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates on the conversion date and (ii) the number of shares of our common stock issuable upon the conversion, which would result in the aggregate beneficial ownership by such holder and its affiliates of more than 4.99% of the outstanding shares of our common stock.  The holder of our Series A Preferred Stock may waive the conversion limitation in whole or in part upon and effective after sixty one (61) days’ prior written notice to our Company.

Series A Common Stock Purchase Warrants

Our Series A Common Stock Purchase Warrants (the “Warrants”) have a term of five years after their issuance date and an exercise price of $0.60 per share.  As January 12, 2012, we have warrants outstanding that are exercisable for an aggregate of up to 614,703 shares of our common stock.

The warrant holder may pay the exercise price in cash or through a cashless exercise if the fair market value of our common stock is greater than the current exercise price.

If we issue common stock, except in the event of certain circumstances (such as the issuance of common stock pursuant to a stock option plan), for a consideration less than the exercise price then in effect, then the exercise price will be reduced to the lower exercise price.  Upon any reduction of the exercise price, the number of shares of our common stock that the warrant holder is entitled to receive upon exercise will also be adjusted.

If, at any time while the Warrants are outstanding, (i) we merge or consolidate with or into another entity, (ii) we sell all or substantially all of our assets, (iii) we effect a tender offer or exchange offer, (iv) we consummate a stock purchase agreement or other business combination with another person or entity that results in such person or entity acquiring more than 50% of our outstanding shares of common stock, (v) any “person” or “group” (as these terms are used for purposes of Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% or more of our common stock in the aggregate or (vi) we effect any reclassification of our common stock or any share exchange where our common stock is converted into or exchanged for other securities, cash or property, then the warrant holder will have the right to receive, for each share of common stock issuable upon exercise of the Warrant, (a) the number of shares of common stock of the successor or acquiring corporation or of our Company if we are the surviving corporation, and any additional consideration receivable by the warrant holder of the number of shares of common stock for which the Warrant is exercisable immediately prior to such event or (b) under certain transactions (such as where the consideration paid to holders of our common stock consists solely of cash), cash equal to the Black-Scholes value.  To the extent necessary to effectuate the above, any successor or surviving entity will issue to the warrant holder a new warrant evidencing the warrant holder's right to exercise such warrant as described above.

If a warrant holder notifies us of such holder’s election to exercise and we do not deliver the shares of common stock issuable upon such exercise, and the warrant holder has to buy shares of our common stock on the open market because of their obligation to deliver shares of common stock, then we will pay such holder the difference between the price paid on the open market and the Stated Value.  We will also pay interest at the annual rate of 15% for each day that we are late in delivering shares of our common stock.

The warrant holder cannot exercise any amount that would result in the holder having a beneficial ownership of our common stock which would be in excess of the sum of (i) the number of shares of common stock beneficially owned by the holder and its affiliates on the exercise date and (ii) the number of shares of our common stock issuable upon exercise, which would result in the aggregate beneficial ownership by such holder and its affiliates of more than 4.99% of the outstanding shares of our common stock.  The warrant holder may waive the exercise limitation in whole or in part upon and effective after sixty one (61) days’ prior written notice to our Company.

Non-Qualified Stock Options

Our Non-qualified Stock Options are issued pursuant to our 2011 Incentive Stock and Award Plan (the “Plan”).  We have issued Non-qualified Stock Options to each of our directors (other than our Executive Chairman Michael Mathews, who received restricted stock awards), pursuant to which each director may purchase up to an aggregate of one hundred fifty thousand (150,000) shares of our Common Stock.  The Non-qualified Stock Options vests quarterly over a three (3) year period, subject to the optionee continuing to be a member of our board of directors on each applicable vesting date, and remains exercisable until 5:30 p.m. New York time on the date that is the fifth (5th) year anniversary of the date of grant.  All or any part of the vested but unexercised portion of the Non-qualified Stock Option is subject to forfeiture under certain circumstances, such as in the event of a breach of insider trading rules or obligations of confidentiality, in the event that the optionee or such optionee’s affiliates competes with our Company or solicits our employees or customers, and in the event of death, disability or retirement.

Convertible Promissory Notes

Our convertible promissory notes (the “Convertible Notes”) have a term of 4 months, and an annual interest rate of 14% and a default interest rate of 18% per annum, payable on the maturity date of the Convertible Notes.  The Convertible Notes are convertible at $.60 per share (the “Conversion Price”).  For as long as the Convertible Notes are outstanding, in the event that we issue securities prior to the full conversion or payment of the Convertible Note for consideration that is less than the Conversion Price, or issue securities with a conversion or exercise price lower than the Conversion Price, then the Conversion Price is reduced to such price.  The Convertible Notes may not be prepaid, converted, redeemed or called by the Company without the consent of the noteholder.

Anti-Takeover Provisions

Our charter and bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for us.  Our Board may, without action of our stockholders, issue authorized but unissued shares of preferred stock.  The existence of unissued preferred stock may enable the Board, without further action by the stockholders, to issue such stock to persons friendly to current management or to issue such stock with terms that could render more difficult or discourage an attempt to obtain control of us, thereby protecting the continuity of our management.  Our shares of preferred stock could therefore be issued quickly with terms that could delay, defer, or prevent a change in control of us, or make removal of management more difficult.

Item 13.  Certain Relationships and Related Transactions.

Below is a discussion of the Company’s certain relationships and transactions for the fiscal year ended December 31, 2010:

Gareb Shamus, our former President, Chief Executive Officer and Director, is also the Chief Executive Officer of Conventions.

We acquired from Conventions the rights to the domain name www.wizardworld.com and the intellectual property related to such domain name, pursuant to an Internet Domain Name Assignment Agreement (“Domain Agreement”), for a purchase price of $5,000.  This description of the Domain Agreement does not purport to be complete and is qualified in its entirety to the full text of Exhibit 10.12 attached hereto and incorporated herein by reference.

On October 27, 2010, Conventions lent to Gareb Shamus Enterprises, Inc. (d/b/a Wizard Entertainment) an aggregate principal amount of $329,807.49 pursuant to a senior secured (against all of the assets of Wizard Entertainment) promissory note bearing an annual interest rate of 6% and having a maturity date of the one-year anniversary of the issuance date of such note. The payment of the principal amount was made through eight (8) advances.  The principal amount of $329,807.49 is currently outstanding and interest in the amount of 11,079.84 has accrued and is payable.  On December 31, 2010, the Company determined that the outstanding loan and interest in the amount of $299,235 to Wizard Entertainment, was uncollectable.  Because Wizard Entertainment is controlled by Gareb Shamus, the Company determined that balance should be considered compensation.  The Company recorded $299,235 to compensation expense.

On December 10, 2010, Conventions lent to Wizard Entertainment an aggregate principal amount of $114,383.88 pursuant to a senior secured (against all of the assets of Wizard Entertainment) promissory note bearing an annual interest rate of 6% and having a maturity date of the two-year anniversary of the issuance date of such note. The payment of the principal was made through three (3) advances.  The principal amount of $16,676.59 is currently outstanding and interest in the amount of $974.34 has accrued and is payable.

Going forward, we will present all possible transactions between us and our officers, directors and 5% stockholders, and our affiliates, to our Board for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

(a) The aggregate fees billed by Seale and Beers, CPAs for audit of the Company’s financial statements for the fiscal years ended July 31, 2010 and 2009, were $7,850.  The aggregate fees billed by Li & Company for audit of the Company’s financial statements for the fiscal years ended December 31, 2010 and 2009, were $44,000.

Audit Related Fees

(b) Seale and Beers, CPAs did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended July 31, 2010 and 2009, respectively.  Li & Company, P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2010 and 2009, respectively.

Tax Fees

(c) The aggregate fees billed by Seale and Beers, CPAs for tax compliance, advice and planning were $0 for the fiscal year ended July 31, 2010 and $0 for the fiscal year ended July 31, 2009.  The aggregate fees billed by Li & Company, P.C. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2010 and $0 for the fiscal year ended December 31, 2009.

All Other Fees

(d) Seale and Beers, CPAs did not bill the Company for any products and services other than the foregoing during the fiscal years ended July 31, 2010 and 2009, respectively.  Li & Company, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2010 and 2009, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1
Share Purchase and Share Exchange Agreement, dated November 5, 2010, by and among GoEnergy, Inc., Strato Malamas, an individual and the majority stockholder of GoEnergy, Inc., Kick the Can Corp., a Nevada corporation, Kicking the Can, L.L.C., a Delaware limited liability company and the majority shareholder of Kick the Can Corp., and certain shareholders of Kick the Can Corp. that are signatories thereto (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2010).

3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.3
Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010)

3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010)

4.1
Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010)

4.2
Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011)

4.3	Form of Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010)

10.1	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: January 13, 2012	By:	/s/ Michael Mathews
Name: Michael Mathews
Title: Executive Chairman
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Executive Chairman, Principal Executive Officer,	January 13, 2012
Michael Mathews	Principal Financial Officer, Principal Accounting Officer

/s/ John Macluso	Director	January 13, 2012
John Macaluso

/s/ John Maatta	Director	January 13, 2012
John Maatta

/s/ Vadim Mats	Director	January 13, 2012
Vadim Mats

/s/ Greg Suess	Director	January 13, 2012
Greg Suess

WIZARD WORLD, INC.

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Wizard World, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Wizard World, Inc., (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholder’s deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2010 and had a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
January 13, 2012

Wizard World, Inc.
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009

Assets

Current Assets
Cash	$542,564	$2,364
Accounts receivable, net	19,127	15,580
Prepaid expenses	95,306	23,633
Total Current Assets	656,997	41,577

Property and equipment, net	6,807	10,042

Total Assets	$663,804	$51,619

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$508,852	$445,476
Accrued dividend	5,348	-
Unearned convention revenue	75,653	77,611
Related party - notes payable	74,983	33,831
Derivative liability	2,260,571	-
Total Current Liabilities	2,925,407	556,918

Total Liabilities	2,925,407	556,918

Stockholders' Deficit
Series A, convertible preferred stock, $0.0001 par value; 25,000 shares authorized, 975,968 and 0 shares issued and and outstanding, respectively
authorized, 975,968 and 0 shares issued and and outstanding, respectively	98	-
Common Stock, no par value; 200,000,000 shares authorized,
34,687,735 and 19,125,000 share issued and outstanding, respectively	3,469	1,912
Additional paid-in capital	849,596	(1,911)
Accumulated deficit	(3,114,765)	(505,300)
Total Stockholders' Deficit	(2,261,602)	(505,299)

Total Liabilities and Stockholders' Deficit	$663,804	$51,619

See accompanying notes to the consolidated financial statements

Wizard World, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31, 2010	December 31, 2009

Convention revenue	$3,000,814	$2,119,327

Cost of revenue	2,158,613	2,179,005

Gross profit	842,201	(59,678)

Operating expenses
Compensation	461,478	182,044
General and administrative	721,532	586,177
Total operating expenses	1,183,010	768,221

Loss from operations	(340,809)	(827,899)

Other expenses
Interest expense	2,738	1,726
Derivative expense	1,284,643	-
Total other expense	1,287,381	1,726

Net loss	$(1,628,190)	$(829,625)

Deemed dividend on Series A Convertible Preferred Stock	(5,348)	-

Net loss attributable to common stockholders	$(1,633,538)	$(829,625)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.08)	$(0.04)
Weighted average common shares outstanding during the period - basic and diluted	21,358,392	19,125,000

See accompanying notes to the consolidated financial statements

WIZARD CONVENTIONS, INC.
Consolidated Statement of Stockholders' Deficit
Years Ended December 31, 2010 and 2009

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance - December 31, 2008	-	$-	19,125,000	$1,912	$(1,911)	$324,325	$324,326

Net loss					-	(829,625)	(829,625)

Balance - December 31, 2009	-	-	19,125,000	1,912	(1,911)	(505,300)	(505,299)

Issuance of shares and warrants for cash			13,802,576	1,381	1,353		2,734

Issuance of preferred stock and warrants for cash less costs of $125,500	975,968	98			850,330		850,428

Direct expense to accumulated deficit for derivative liability						(975,927)	(975,927)

Deemed dividend						(5,348)	(5,348)

Issuance of shares in recapitalization			1,760,159	176	(176)		-

Net loss						(1,628,190)	(1,628,190)

Balance - December 31, 2010	975,968	$98	34,687,735	$3,469	$849,596	$(3,114,765)	$(2,261,602)

See accompanying notes to the consolidated financial statements

Wizard World, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2010	December 31, 2009
Cash Flows From Operating Activities:
Net loss	$(1,628,190)	$(829,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,812	10,573
Derivative expense	1,284,643	-
Changes in operating assets and liabilities:
Accounts receivable	(3,547)	(6,530)
Prepaid and other	(71,673)	5,134
Accounts payable and accrued liabilities	63,376	157,510
Unearned convention revenue	(1,958)	(714)
Net Cash Used In Operating Activities	(350,537)	(663,652)

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,577)	-
Net Used In Investing Activities	(3,577)	-

Cash Flows From Financing Activities:
Proceeds from the issuance of convertible preferred stock	975,928	-
Stock issuance costs paid	(125,500)
Proceeds from issuance of stock and warrants for cash	2,734	-
Net proceeds (repayment) of related party - notes payable	(18,848)	666,016
Proceeds from issuance of related party debt	60,000	-
Net Cash Provided By Financing Activities	894,314	666,016

Net change in cash	540,200	2,364

Cash at beginning of period	2,364	-

Cash at end of period	$542,564	$2,364

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Direct expense to retained earnings for derivative liability	$975,928	-

See accompanying notes to the consolidated financial statements

Wizard World, Inc.
December 31, 2010 and 2009
Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Wizard World, Inc. (Formerly Goenergy, Inc.)

Wizard World, Inc., formerly Goenergy, Inc.  (“Wizard World” or the “Company”) was incorporated on May 2, 2001, under the laws of the State of Delaware.

Kick the Can Corp.

Kicking The Can Corp. was incorporated on September 20, 2010 under the laws of the State of Nevada.

Kick the Can L.L.C.

Kicking The Can, L.L.C. was formed on April 17, 2009 under the laws of the State of Delaware.

Wizard Conventions, Inc.

Wizard Conventions, Inc. was incorporated on February 28, 1997, under the laws of the State of New York. The Company is a producer of pop culture and live multimedia conventions across North America that provides a social networking and entertainment venue for popular fiction enthusiasts of movies, TV shows, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels.

Acquisition of Kick the Can Corp./ Wizard Conventions, Inc.

On December 7, 2010, the Company entered into and consummated a share exchange agreement with successor, Kick the Can Corp (“KTC Corp.”) and its predecessors Wizard Conventions, Inc. and Kicking The Can, L.L.C. (“Conventions”).  Pursuant to the Exchange Agreement, the Company issued 32,927,596 shares of its Common Stock to the KTC Corp. Shareholders in exchange for 100% of the issued and outstanding shares of KTC Corp.  The transaction has been treated as a reverse acquisition with Kick the Can Corp. deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Kick the Can Corp. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Kick the Can Corp. which are recorded at historical cost.  The equity of the Company is the historical equity of Kick the Can Corp. retroactively restated to reflect the number of shares issued by the Company in the transaction.  Because of the predecessor/successor relationship between the Company and Kick the Can Corp, Conventions ultimately became the accounting acquirer.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

The Company	As of December 31, 2010 and 2009 and for the years then ended

KTC Corp.	As of December 31, 2010 and for the period September 20, 2010 (Inception) to December 31, 2010

Kicking the Can L.L.C.	As of December 31, 2010 and 2009 and for the year ended December 31, 2010 and for the period April 17, 2009 (Inception) to December 31, 2009

Wizard Conventions, Inc.	As of December 31, 2010 and 2009 and for the years then ended

All inter-company balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to deposits and construction in progress, income tax rate, income tax provision, allowance of deferred tax assets and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2010 and 2009.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,260,571	$-	$-	$2,260,571	$2,260,571

 The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year  ended December 31, 2010:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2009	$-	$-
Total gains or losses (realized/unrealized) included in net loss	-	-
Purchases, issuances and settlements	2,260,571	2,260,571
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2010	$2,260,571	$2,260,571

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.  Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

The Company does not have any off-balance-sheet credit exposure to its customers.

Property and  Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) to five (5) years.  Upon sale or retirement of furniture and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Unearned convention revenue is deposits received for conventions that have not yet taken place.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from October 14, 2010 (inception) through December 31, 2010.

Net Loss per Common Share

Net loss per common share is computed pursuant to Section 260-10-45 of the Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through convertible debt, stock options or warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the year ended December 31, 2010 and 2009 as they were anti-dilutive:

	December 31, 2010	December 31, 2009
Convertible preferred stock	3,877,500	-
Stock purchase warrants	2,000,000	-
Warrants issued with the convertible preferred stock	976,392	-
Total	6,853,892	-

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, it generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2010 and had a net loss and net cash used in operating activities for the year then ended, respectively.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Furniture And Equipment

Property and equipment consisted of the following at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009	Estimated Useful Life

Furniture and fixtures	47,844	47,844	5 years
Computer Equipment	70,662	67,085	3 years

	118,506	114,929
Less: Accumulated depreciation	(111,699)	(104,887)
	$6,807	$10,042

Depreciation expense

Depreciation expense for the years ended December 31, 2010 and 2009 was $6,812, and $10,573, respectively.

Note 5 – Related Party - Notes Payable

The Company has notes payable to a related party. The notes are secured by all assets of the Company, bear no interest and are due on demand.

Notes payable – related party at December 31, 2010 and 2009, consisted of the following:

	December 31, 2010	December 31, 2009

Notes payable	$74,983	$33,831

	$74,983	$33,831

Note 6 – Stockholders’ Deficit

Series A Cumulative Convertible Preferred Stock

Immediately after the Share Exchange, the Company entered into subscription agreements with certain subscribers for the issuance and sale of (i) of $975,928 in Series A Cumulative Convertible Preferred Stock with the rights and preferences set forth in the Certificate of Designation, convertible into shares of Common Stock at a per share conversion price of $0.40; and (ii) Warrants to purchase shares of Company Common Stock.

The Company paid $125,500 in stock issuance costs to complete the convertible preferred stock and warrant raise.

Common Stock

During 2010, the Company issued investors 13,802,576 shares of the Company’s common stock for cash of $2,734.

To complete the share exchange agreement, the Company issued 1,760,159 shares of common stock.  The Company did not assume any assets or liabilities from the legal acquirer.

Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2009	-	$-
Exercisable – December 31, 2010	-	$-
Granted	2,976,392	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2010	2,976,392	$0.40
Exercisable – December 31, 2010	2,976,392	$0.40

Warrants Outstanding				Warrants Exercisable

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	2,976,392	4.95	$0.40	2,976,392	$0.40

At December 31, 2010 and 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 7 - Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Note 8 – Income Tax

Deferred Tax Assets

At December 31, 2010, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $532,504 that may be used to offset future taxable income through the fiscal year ending December 31, 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $181,051 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $181,051.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $9,249 and $282,072 for the years ended December 31, 2010 and 2009.

Components of deferred tax assets as of December 31, 2010 and 2009are as follows:

	December 31, 2010	December 31, 2009
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$181,051	$171,802
Less valuation allowance	(181,051)	(171,802)
Deferred tax assets, net of valuation allowance	$-	$-

Income Taxes in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended December 31, 2010	Year Ended December 31, 201009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

Stock Subscription Agreements

On December 21, 2011, Wizard World, entered into a stock subscription agreement with one investor, the Michael Mathews 2011 Children’s GRAT (the “Trust”).  Michael Mathews is the Company’s Executive Chairman.  Pursuant to the terms of the Agreement, the Company issued 357,143 shares of the Company’s common stock, par value $0.001 per share, at a per share subscription price of $0.70 per share, for a total subscription price of $250,000.

On December 6, 2011, Wizard World entered into stock subscription agreements with accredited investors, for the issuance and sale of an aggregate of $325,000 in Senior Convertible Debentures.  The Debentures bear interest at a rate of six percent (6%) per annum and have a maturity date of February 28, 2012. The Company, at its option, shall have the right to prepay a portion or all outstanding principal of the Debentures prior to the Maturity Date without penalty.  The Debentures are mandatorily convertible into shares of the Company’s Series A Cumulative Convertible Preferred Stock, par value $0.0001, with a per share conversion price of $0.40 per share, upon a private placement of the Company of a minimum of $500,000 of Series A Preferred.  Additionally, at the option of the Subscribers, the Debentures are convertible into shares of Series A Preferred, in whole or in part, at any time between the original issue date of the Debentures and the Maturity Date, unless previously repaid by the Company or mandatorily converted into Series A Preferred.

On August 19, 2011, Wizard World entered into stock subscription agreements with certain investors in connection with an offering of up to $455,000 principal amount of Convertible Promissory Notes.  The Notes accrue interest at an annual rate of 14% and are due four months from the issuance date.  The Notes are convertible at a per share price of $.60.

In conjunction with the Notes, each investor was granted a Series A Common Stock Purchase Warrant exercisable for one share of common stock of the Company for each $2.00 of investment.  The Warrants have a five year term and are exercisable at $.60 per share, which may be paid via a cashless exercise.

On April 18, 2011, Wizard World entered into subscription agreements with certain accredited investors for the issuance and sale of (i) an aggregate of $575,000 in Series A Cumulative Convertible Preferred Stock and (ii) Series A Common Stock Purchase Warrants on the basis of one warrant for every $2.00 of investment.

Employment and Director Agreements

On May 25, 2011, Wizard World, Inc. entered into an employment agreement with Mr. Gareb Shamus, President and CEO of the Company.

On May 25, 2011, the Company also entered into a Director Agreement with Mr. Shamus.  The term of the Director Agreement commences on May 25, 2011 and continues through the Company’s next annual stockholders’ meeting.  However, the Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Shamus is re-elected to the Board.

For Mr. Shamus’ service on the Board, he received, upon execution of the Director Agreement, and in accordance with a Non-Qualified Stock Option Agreement, entered into as of May 25, 2011, by and between the Company and Mr. Shamus, a non-qualified stock option to purchase up to one hundred and fifty thousand (150,000) shares of the Company’s common stock, par value $.0001 per share, at an exercise price per share equal to the closing price of the Company’s Common Stock on the execution date of the Director Agreement.  The option is exercisable for a period of five years and vests 33% annually over a period of three (3) years, pro-rated for the number of days Mr. Shamus served on the Board.

On December 1, 2011, Mr. Gareb Shamus resigned his positions as President, Chief Executive Officer and Director of the Company.

On May 25, 2011, Wizard World entered into a Director Agreement with Mr. John D. Maatta in connection with his appointment to the Board of Directors of the Company.  The term of the Director Agreement commences on May 25, 2011 and continues through the Company’s next annual stockholders’ meeting.  However, the Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Maatta is re-elected to the Board.

Mr. Maatta received, upon execution of the Director Agreement and pursuant to a Non-Qualified Stock Option Agreement, entered into as of May 25, 2011, by and between the Company and Mr. Maatta, a non-qualified stock option to purchase up to one hundred and fifty thousand (150,000) shares of the Company’s common stock, par value $.0001 per share, at an exercise price per share equal to the closing price of the Company’s Common Stock on the execution date of the Director Agreement.  The option is exercisable for a period of five years and vests in equal amounts over a period of three (3) years at the rate of twelve thousand five hundred (12,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter ending July 31, 2011, and pro-rated for the number of days Mr. Maatta served on the Board during such fiscal quarter.  Notwithstanding the foregoing, if Mr. Maatta ceases to be a member of the Board at any time during the three (3)-year vesting period for any reason (such as resignation, withdrawal, death, disability or any other reason), then any un-vested options shall be irrefutably forfeited.

On May 13, 2011, Wizard World entered into a Director Agreement with Mr. John Macaluso in connection with his appointment to the Board of Directors of the Company.  The term of the Director Agreement is from May 13, 2011 through the Company’s next annual stockholders’ meeting.  The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Macaluso is re-elected to the Board.

Mr. Macaluso received, upon execution of the Director Agreement and pursuant to a Non-Qualified Stock Option Agreement, entered into as of May 13, 2011, by and between the Company and Mr. Macaluso, a non-qualified stock option to purchase up to one hundred and fifty thousand (150,000) shares of the Company’s common stock, par value $.0001 per share, at an exercise price per share equal to the closing price of the Company’s Common Stock on the execution date of the Director Agreement.  The option is exercisable for a period of five years and vests in equal amounts over a period of three (3) years at the rate of twelve thousand five hundred (12,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter ending July 31, 2011, and pro-rated for the number of days Mr. Macaluso served on the Board during such fiscal quarter.  Notwithstanding the foregoing, if Mr. Macaluso ceases to be a member of Board at any time during the three (3) year vesting period for any reason (such as resignation, withdrawal, death, disability or any other reason), then any un-vested options shall be irrefutably forfeited.

On May 9, 2011, Wizard World entered into a Director Agreement, made as of May 9, 2011, with Mr. Greg Suess in connection with his appointment to the Board of Directors of the Company.  The term of the Director Agreement is from May 9, 2011 through the Company’s next annual stockholders’ meeting.  The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Suess is re-elected to the Board.

Mr. Suess received, upon execution of the Director Agreement, a non-qualified stock option to purchase up to one hundred and fifty thousand (150,000) shares of the Company’s common stock at an exercise price per share equal to the closing price of the Company’s common stock on the execution date of the Director Agreement.  The option  is exercisable for a period of five years and vests in equal amounts over a period of three (3) years at the rate of twelve thousand five hundred (12,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter ending July 31, 2011, and pro-rated for the number of days Mr. Suess served on the Board during the fiscal quarter.  Notwithstanding the foregoing, if Mr. Suess ceases to be a member of the Board at any time during the three (3) year vesting period for any reason (such as resignation, withdrawal, death, disability or any other reason), then any un-vested options shall be irrefutably forfeited.

On March 23, 2011, Wizard World entered into a Director Agreement with Michael Mathews, pursuant to which Mr. Mathews was appointed Chairman of the Company’s board of directors.  The term of the Director Agreement is from March 23, 2011 through the Company’s next annual stockholders’ meeting.  The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Mathews is re-elected to the Board.  Under the Director Agreement, Mr. Mathews shall be paid a quarterly stipend of twenty thousand dollars ($20,000).

On March 23, 2011, the Company entered into a Consulting Agreement with Mr. Mathews pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications.  The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive, with the first issuance of 250,000 shares occurring on March 23, 2011, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments.

On January 14, 2011, the directors of the Company approved by unanimous written consent and the stockholders of the Company holding a majority in interest of the Company’s voting equity approved by written consent the appointment of Mr. Vadim Mats as a member of the Board of Directors of the Company, effective as of January 14, 2011.

Equity Incentive Plan

On May 9, 2011, the Board of Directors of Wizard World approved, authorized and adopted (subject to stockholder approval) the 2011 Incentive Stock and Award Plan (the “Plan”). The Plan provides for the issuance of up to 3,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”), of the Company through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

The 2011 Award Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors (the “Committee”). In the absence of such a Committee, the Board of the Company shall administer the Plan.

Each Option shall contain the following material terms:

(i) the exercise price, which shall be determined by the Committee at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the Common Stock is listed or quoted, as applicable) of the Common Stock of the Company, provided that if the recipient of the Option owns more than ten percent (10%) of the total combined voting power of the Company, the exercise price shall be at least 110% of the Fair Market Value;

(ii) the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than five (5) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

(iii) subject to acceleration in the event of a Change of Control of the Company (as further described in the Plan), the period during which the Options vest shall be designated by the Committee or, in the absence of any Option vesting periods designated by the Committee at the time of grant, shall vest and become exercisable in equal amounts on each fiscal quarter of the Company through the four (4) year anniversary of the date on which the Option was granted;

(iv) no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient; and

(v) with respect to Incentive Options, the aggregate Fair Market Value of Common Stock exercisable for the first time during any calendar year shall not exceed $100,000.

Each award of Restricted Stock is subject to the following material terms:

(i) no rights to an award of Restricted Stock is granted to the intended recipient of Restricted Stock unless and until the grant of Restricted Stock is accepted within the period prescribed by the Committee;

(ii) Restricted Stock shall not be delivered until they are free of any restrictions specified by the Committee at the time of grant;

(iii) recipients of Restricted Stock have the rights of a stockholder of the Company as of the date of the grant of the Restricted Stock;

(iv) shares of Restricted Stock are forfeitable until the terms of the Restricted Stock grant have been satisfied or the employment with the Company is terminated; and

(v) the Restricted Stock is not transferable until the date on which the Committee has specified such restrictions have lapsed.