Form 10-Q
period 2011-03-31
Wizard World, Inc.
filed 2012-03-02
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-33383

WIZARD WORLD, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1350 AVENUE OF THE AMERICAS, 2ND FLOOR

NEW YORK, NY 10019

(Address of principal executive offices)

(646) 801-5572

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 1, 2012, there were 40,300,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WIZARD WORLD, INC.

March 31, 2011 and 2010

Wizard World, Inc.
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)

Assets

Current Assets
Cash	$187,236	$542,564
Accounts receivable, net	12,308	19,127
Loan Receivable	28,379	-
Prepaid expenses	188,568	95,306
Total Current Assets	416,491	656,997

Property and equipment, net	3,179	6,807

Other Asset	13,000	-

Total Assets	$432,670	$663,804

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	719,760	$508,852
Accrued dividend	24,599	5,348
Unearned convention revenue	281,997	75,653
Related party - notes payable	-	74,983
Derivative liability	852,077	2,260,571
Total Current Liabilities	1,878,433	2,925,407

Total Liabilities	1,878,433	2,925,407

Stockholders' Deficit
Series A, convertible preferred stock, $0.0001 par value; 50,000 shares authorized,
9,760 shares issued and and outstanding	98	98
Common Stock, $0.0001 par value; 200,000,000 shares authorized,
34,687,735 and 19,125,000 share issued and outstanding, respectively	3,469	3,469
Additional paid-in capital	1,111,562	849,596
Accumulated deficit	(2,560,892)	(3,114,765)
Total Stockholders' Deficit	(1,445,763)	(2,261,602)

Total Liabilities and Stockholders' Deficit	$432,670	$663,804

See accompanying notes to the consolidated financial statements

Wizard World, Inc.
Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

Convention revenue	$536,656	$214,830

Cost of revenue	663,806	217,927

Gross profit (loss)	(127,150)	(3,097)

Operating expenses
Compensation	178,521	28,874
Consulting fees	516,262	38,875
General and administrative	194,069	114,171
Total operating expenses	888,852	181,920

Loss from operations	(1,016,002)	(185,017)

Other income (expenses)
Interest Income	1,228	-
Interest expense	(359)	365
Bad debt recovery	179,763	-
Gain (loss) on derivative	1,408,494	-
Total other income (expense)	1,589,126	365

Net income (loss)	$573,124	$(185,382)

Deemed dividend on Series A Convertible Preferred Stock	(19,251)	-

Net income (loss) attributable to common stockholders	$553,873	$(185,382)

Net income (loss) per common share attributable to
common stockholders - basic and diluted	$0.02	$(0.01)
Weighted average common shares outstanding
- basic and diluted	34,687,735	19,125,000

See accompanying notes to the consolidated financial statements

Wizard World, Inc.
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$573,124	$(185,382)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	$233,588	-
Depreciation	989	10,573
Change in fair value - derivative liability	(1,408,494)	-
Changes in operating assets and liabilities:
Accounts receivable	6,819	(6,530)
Prepaid and other	(106,262)	5,134
Accounts payable and accrued liabilities	210,908	157,510
Unearned convention revenue	206,344	(714)
Net Cash Used In Operating Activities	(282,984)	(19,409)

Cash Flows From Investing Activities:
Disposal of equipment	2,639	-
Net Cash Provided by Investing Activities	2,639	-

Cash Flows From Financing Activities:
Net proceeds (repayment) of related party - notes payable	-	666,016
Proceeds from issuance of related party debt	(74,983)	-
Net Cash Provided by (Used in) Financing Activities	(74,983)	666,016

Net change in cash	(355,328)	646,607

Cash at beginning of period	542,564	-

Cash at end of period	$187,236	$646,607

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

March 31, 2011 and 2010

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Wizard World, Inc. (Formerly Goenergy, Inc.)

Wizard World, Inc., formerly Goenergy, Inc. (“Wizard World” or the “Company”) was incorporated on May 2, 2001, under the laws of the State of Delaware.

Kick the Can Corp.

Kicking The Can Corp. was incorporated on September 20, 2010, under the laws of the State of Delaware.

Kick the Can L.L.C.

Kicking The Can, L.L.C. was formed on April 17, 2009, under the laws of the State of Delaware.

Wizard Conventions, Inc.

Wizard Conventions, Inc. was incorporated on April 17, 2009, under the laws of the State of Delaware. The Company is a producer of pop culture and live multimedia conventions across North America that provides a social networking and entertainment venue for popular fiction enthusiasts of movies, TV shows, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels.

Acquisition of Kick the Can Corp./ Wizard Conventions, Inc.

On December 7, 2010, the Company entered into and consummated a share exchange agreement with successor, Kick the Can Corp (“KTC Corp.”) and its predecessors Wizard Conventions, Inc. and Kicking The Can, L.L.C. (“Conventions”). Pursuant to the Exchange Agreement, the Company issued 32,927,596 shares of its common stock to the KTC Corp. Shareholders in exchange for 100% of the issued and outstanding shares of KTC Corp. The transaction has been treated as a reverse acquisition with KTC Corp. deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of KTC Corp. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of KTC Corp. which are recorded at historical cost. The equity of the Company is the historical equity of KTC Corp. retroactively restated to reflect the number of shares issued by the Company in the transaction. Because of the predecessor/successor relationship between the Company and KTC Corp., Conventions ultimately became the accounting acquirer.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Consolidated Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on January 13, 2012.

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

The Company	As of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010

KTC Corp.	As of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010

Kicking the Can L.L.C.	As of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010

Wizard Conventions, Inc.	As of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to property and equipment, income tax rate, income tax provision, deferred tax assets allowance of deferred tax assets and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2011 and December 31, 2010.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from significant stockholder and lease arrangement with the significant stockholder due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of March 31, 2011:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$852,077	$-	$-	$852,077	$852,077

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2010:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,260,571	$-	$-	$2,260,571	$2,260,571

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2010	$2,260,571	$2,260,571
Total gains or losses (realized/unrealized)
included in net loss	(1,408,494)	(1,408,494)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2011	$852,077	$852,077

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

Unearned convention revenue is deposits received for conventions that have not yet taken place, which are fully or partially refundable depending upon the terms and conditions of the agreements.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from October 14, 2010 (inception) through March 31, 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the three months ended March 31, 2011 and 2010 as they were anti-dilutive:

	March 31, 2011	March 31, 2010
Convertible preferred stock	3,877,500	-
Stock purchase warrants	5,000,000	-
Warrants issued with the convertible preferred stock	976,392	-
Total	9,853,892	-

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

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2011, and had a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010	Estimated Useful Life

Furniture and fixtures	-	47,844	5 years
Computer Equipment	3,576	70,662	3 years

	3,576	118,506
Less: Accumulated depreciation	(397)	(111,699)
	$3,179	$6,807

Depreciation Expense

Depreciation expense for the three months ended March 31, 2011 and 2010 was $989, and $2,035, respectively. During the the interim period ended March 31, 2011, the company abandoned certain assets when the company moved offices.

Note 5 - Notes Payable – Related Party

The Company had notes payable to a related party. The notes were secured by all assets of the Company, bear no interest and are due on demand.

Notes payable – related party at March 31, 2011 and December 31, 2010, consisted of the following:

	March 31, 2011	December 31, 2010

Notes payable	$-	$74,983

	$-	$74,983

Note 6 – Stockholders’ Deficit

Series A Cumulative Convertible Preferred Stock

Immediately after the Share Exchange, the Company entered into subscription agreements with certain subscribers for the issuance and sale of (i) of $975,928 in Series A Cumulative Convertible Preferred Stock with the rights and preferences set forth in the Certificate of Designation, convertible into shares of common stock at a per share conversion price of $0.40; and (ii) Warrants to purchase shares of the Company’s common stock.

The Company paid $125,500 in stock issuance costs to complete the convertible preferred stock and warrant raise.

Common Stock

On December 17, 2010, the Company entered into a financial reporting services agreement with Brio Financial Group (“Brio”) expiring December 31, 2011.  Pursuant to the agreement the Company is required to pay the firm $4,500 per month. In addition, a retainer of $8,000 is included in prepaid expenses and will be applied to the final two months bills. The Company also agreed to issue Brio 30,000 shares of restricted common stock per quarter payable at the end of each quarter. 30,000 shares per quarter for the quarters ended December 31, 2010 and March 31, 2011 were valued at $0.40 per share, or $24,000 in the aggregate, and recorded as consulting expense for the quarterly period ended March 31, 2011. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

On January 14, 2011, the directors of the Company approved by unanimous written consent and the stockholders of the Company holding a majority in interest of the Company’s voting equity approved by written consent the appointment of Mr. Vadim Mats as a member of the Board of Directors of the Company, effective as of January 14, 2011. Mr. Mats accrued 10,000 shares of the company’s common stock quarterly. As of March 31, 2011, the Company is yet to issue Mr. Mats 30,000 shares of common stock. The Company has valued the issuance and has recorded and accrual of $4,000.

On February 1, 2011, the Company entered into an engagement letter with Lucosky Brookman (“Lucbro”) to provide legal services with respect to certain securities work. Pursuant to the agreement the Company is required to pay the firm $4,000 per month along with 5,000 shares of the Company’s common stock. The Company also agreed to issue Lucbro 150,000 shares of restricted common upon execution of the agreement. The 160,000 shares for the quarter ended March 31, 2011 were valued at $0.40 per share, or $64,000 in the aggregate, and recorded as consulting expense for the quarterly period ended March 31, 2011. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

On March 23, 2011, Wizard World entered into a Director Agreement with Michael Mathews, pursuant to which Mr. Mathews was appointed Chairman of the Company’s board of directors.  The term of the Director Agreement is from March 23, 2011 through the Company’s next annual stockholders’ meeting.  The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Mathews is re-elected to the Board.  Under the Director Agreement, Mr. Mathews shall be paid a quarterly stipend of twenty thousand dollars ($20,000). Mr. Mathews has waived this stipend for the calendar year ended December 31, 2011.

On March 23, 2011, the Company entered into a Consulting Agreement with Mr. Mathews pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive, with the first issuance of 250,000 shares occurring on March 23, 2011, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. As of March 31, 2011, the Company is yet to issue Mr. Mathews 250,000 shares of common stock. The Company has valued the issuance and has recorded and accrual of $100,000.

On March 23, 2011, the Company entered into a Consulting Agreement with Brad Powers pursuant to which Mr. Powers will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Powers shall receive 62,500 shares of restricted Company common stock upon execution of the agreement and an additional 62,500 restricted shares of the Company’s common stock, issuable in annual installments on the anniversary of the execution of the agreement. The 62,500 shares for the quarter ended March 31, 2011 were valued at $0.40 per share, or $25,000 in the aggregate, and recorded as consulting expense for the quarterly period ended March 31, 2011. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

Warrants

On January 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40. As of March 31, 201, the Company expensed $107,668 to consulting expense for this issuance.

On January 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40. As of March 31, 201, the Company expensed $107,668 to consulting expense for this issuance.

On March 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40. As of March 31, 201, the Company expensed $34,652 to consulting expense for this issuance.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	2,976,392	$0.40
Exercisable – December 31, 2010	2,976,392	$0.40
Granted	5,000,000	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2010	7,976,392	$0.40
Exercisable – December 31, 2010	7,976,392	$0.40

Warrants Outstanding				Warrants Exercisable

Range of	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
exercise price
$0.40	2,976,392	4.85	$0.40	2,976,392	$0.40

At March 31, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

Note 8 – Subsequent Events

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

Gareb Shamus Agreement

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

John D. Maatta Agreement

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

John D. Macaluso Agreement

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

Greg Suess Agreement

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

Equity Incentive Plan

On May 9, 2011, the Board of Directors of Wizard World approved, authorized and adopted (subject to stockholder approval) the 2011 Incentive Stock and Award Plan (the “Plan”).  The Plan provides for the issuance of up to 3,000,000 shares of common stock, par value $.0001 per share, of the Company through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Wizard World, Inc. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended March 31, 2011 and for the year ended December 31, 2010, included elsewhere in this report.

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

We expect to produce nine (9) live events during the year ended December 31, 2011. We run the risk that we will not be profitable in the live event business. To date, we have operated profitable live events in both the Philadelphia and Chicago markets, but we have operated at a deficit in other events. In order for us to operate a successful event, we must produce an event that is relevant to the public in order drive ticket sales, booth sales, sponsorship and advertising. In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site. To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2011 and 2010:

	Three months ended
	March 31, 2011	March 31, 2010
Convention revenue	$536,656	$214,830
Gross loss	$(127,150)	$(3,097)
Operating expenses	$(888,852)	$(181,920)
Loss from operations	$(1,016,002)	$(185,017)
Other income (expenses)	$1,589,126	$(365)
Net income (loss)	$573,124	$(185,382)
Income (loss) per common share – basic and diluted	$553,873	$(185,382)

Convention Revenue

Convention revenue was $536,656 for the three months ended March 31, 2011, as compared to $214,830 for the comparable period ended March 31, 2010, an increase of $321,826. The significant increase in convention revenue is primarily attributable to an increase in the number of live events (3) produced in 2011, as compared to 2010 (1). Average per show revenue increased during the three months ended March 31, 2011 as compared to the comparable three months ended March 31, 2010.

Gross Profit

Gross profit percentage decreased from a gross loss of 1% during the three months ended March 31, 2010, to a gross loss of 24% during the three months ended March 31, 2011. The decline in gross loss percentage was the inability of the company to properly budget newly run conventions. The company did not experience the attendance and realize the revenue as planned to offset the costs associated with running conventions during the quarter ended March 31, 2011.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2011, was $888,852, as compared to $181,920 for the three months ended March 31, 2010. The $706,932 increase is primarily attributable to an increase in compensation of approximately $150,000, and increase in professional fees associated with being a public company in the amount of $52,000, and non-cash stock based compensation to key consultants and professionals in the amount of $465,000.

Loss from Operations

Loss from operations for the three months ended March 31, 2011, was 1,016,002 as compared to a loss of $185,017 for the three months ended March 31, 2010. The primary increase in loss from operations is due to running 3 unprofitable events, an increase in stock based compensation to key professionals and consultants and an increased overhead due to an increase in staff and running a publicly traded company.

Other income (expenses)

Other income (expense) for the three months ended March 31, 2011, was $1,589,491, as compared to $(365) for the three months ended March 31, 2010. The $1,588,761 increase is primarily attributable to the company realizing a gain on fair market value – derivative liability in the amount of $1,408,000 during the three months ended March 31, 2011.

Net Income (Loss)

Net income (loss) for three months ended March 31, 2011, was $573,124 or income per share of $0.02, as compared to $(185,382) or loss per share of $(0.01), for the comparable three months ended March 31, 2010.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2011, compared to December 31, 2010:

	March 31, 2011	December 31, 2010	Increase/Decrease
Current Assets	$416,491	$656,997	$(240,506)
Current Liabilities	$1,878,433	$2,925,407	$(1,046,974)
Working Capital (Deficit)	$(1,461,942)	$(2,268,410)	$(806,468)

At March 31, 2011, we had a working capital deficit of $1,461,942, as compared to a working capital deficit of $2,268,410, at December 31, 2010, a decrease of $(806,468). The working capital deficit decrease is primarily driven by the decrease in the derivative liability.

Net cash used for operating activities for the three months ended March 31, 2011 and 2010 was $(282,984) and $(19,409), respectively. The net income (loss) for three months ended March 31, 2011 and 2010 was $573,124 and $(185,382), respectively. The Company’s cash used in operations increased significantly due to running an additional event during the quarter and the costs associated and increased professional fees associated with running a public company,

Net cash obtained through all financing activities for the three months ended March 31, 2011 was $(74,983), as compared to $666,016 for the three months ended March 31, 2010.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company had net cash used in operations for the three months ended March 31, 2011, and a working capital deficit and stockholders’ deficit, respectively, at March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, the Company had no off-balance sheet arrangements.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2011 and December 31, 2010.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$852,077	$-	$-	$852,077	$852,077

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 and the year ended December 31, 2010:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2009	$-	$-
Total gains or losses (realized/unrealized)
included in net loss	-	-
Purchases, issuances and settlements	2,260,571	2,260,571
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2010	$2,260,571	$2,260,571
Total gains or losses (realized/unrealized)
included in net loss	(1,408,494)	(1,408,494)
Purchases, issuances and settlements
Transfers in and/or out of Level 3
Balance, March 31, 2011	$852,077	$852,077

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Current Report on Form 8-K/A, filed with the SEC on February 1, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2011, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 on Form 8-K filed on January 25, 2011)

10.1	Form of Director Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on January 19, 2011)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: March 2, 2012	By:	/s/ Michael Mathews
Name: Michael Mathews
Title: Executive Chairman