Form 10-Q
period 2011-06-30
Wizard World, Inc.
filed 2012-03-05
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-33383

WIZARD WORLD, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WIZARD WORLD, INC.

June 30, 2011 and 2010

Wizard World, Inc.

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)

Assets

Current Assets
Cash	$18,588	$542,564
Accounts receivable, net	58,352	19,127
Loan receivable	12,580	-
Prepaid expenses	167,495	95,306
Total Current Assets	257,015	656,997

Property and equipment, net	6,213	6,807

Other Asset	13,375	-

Total Assets	$276,603	$663,804

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	984,360	$508,852
Accrued dividend	54,146	5,348
Unearned convention revenue	351,780	75,653
Related party - notes payable	-	74,983
Derivative liability	1,273,153	2,260,571
Total Current Liabilities	2,663,439	2,925,407

Total Liabilities	2,663,439	2,925,407

Stockholders' Deficit
Series A, convertible preferred stock, $0.0001 par value; 50,000 shares authorized 15,510 and 9,760 shares issued and outstanding, respectively	155	98
Common Stock, $0.0001 par value; 200,000,000 shares authorized, 34,687,735 share issued and outstanding, respectively	3,469	3,469
Additional paid-in capital	1,997,541	849,596
Accumulated deficit	(4,388,001)	(3,114,765)
Total Stockholders' Deficit	(2,386,836)	(2,261,602)

Total Liabilities and Stockholders' Deficit	$276,603	$663,804

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Convention revenue	$1,105,416	$897,120	$1,642,072	$1,111,950

Cost of revenue	950,600	466,152	1,614,406	684,079

Gross profit	154,816	430,968	27,666	427,871

Operating expenses
Compensation	256,626	34,437	435,147	63,311
Consulting fees	659,158	-	1,175,420	-
Web development fees	417,719	-	417,719	-
General and administrative	217,056	161,764	411,125	314,810
Total operating expenses	1,550,559	196,201	2,439,411	378,121

Income (loss) from operations	(1,395,743)	234,767	(2,411,745)	49,750

Other income (expenses)
Interest Income	-	-	1,228	-
Interest expense	-	-	(359)	(365)
Bad debt recovery	19,256	-	199,019	-
Gain (loss) on derivative	80,899	-	1,489,393	-
Total other income (expense)	100,155	-	1,689,281	(365)

Net income (loss)	$(1,295,588)	$234,767	$(722,464)	$49,385

Deemed dividend on Series A Convertible Preferred Stock	(29,548)	-	(48,799)	-

Net income (loss) attributable to common stockholders	$(1,325,136)	$234,767	$(771,263)	$49,385

Net income (loss) per common share attributable to common stockholders - basic and diluted	$(0.04)	$0.01	$(0.02)	$0.00

Weighted average common shares outstanding - basic and diluted	34,687,735	19,125,000	34,687,735	19,125,000

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(722,464)	$49,385
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,383	3,808
Change in fair value -derivative liability	(1,489,393)	-
Share based payments	633,004	-
Changes in operating assets and liabilities:
Accounts receivable	(39,225)	(18,651)
Prepaid and other	(85,564)	(49,586)
Accounts payable and accrued liabilities	475,508	(59,323)
Unearned convention revenue	276,127	146,411
Net Cash Provided By (Used In) Operating Activities	(950,624)	72,044

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,428)	-
Write-off of fixed asset	2,639	-
Loan to related party	(12,580)	(17,934)
Net Cash Used In Investing Activities	(13,369)	(17,934)

Cash Flows From Financing Activities:
Proceeds from the issuance of convertible preferred stock	545,000	-
Stock issuance costs paid	(30,000)	-
Net proceeds (repayment) of related party - notes payable	(74,983)	(33,831)
Net Cash Provided by (Used in) Financing Activities	440,017	(33,831)

Net change in cash	(523,976)	20,279

Cash at beginning of period	542,564	-

Cash at end of period	$18,588	$20,279

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Direct expense to retained earnings for derivative liability	$501,975	-

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

June 30, 2011 and 2010

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

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

The Company	As of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010

KTC Corp.	As of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010

Kicking the Can L.L.C.	As of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010

Wizard Conventions, Inc.	As of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2011 and December 31, 2010.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of June 30, 2011:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,273,153	$-	$-	$1,273,153	$1,273,153

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2010:

	Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,260,571	$-	$-	$2,260,571	$2,260,571

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the Six months ended June 30, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2010	$2,260,571	$2,260,571
Total gains or losses (realized/unrealized) included in net loss	(1,489,393)	(1,489,393)
Purchases, issuances and settlements	501,975	501,975
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2011	$1,273,153	$1,273,153

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the six months ended June 30, 2011 and 2010 as they were anti-dilutive:

	June 30, 2011	June 30, 2010
Convertible preferred stock	3,877,500	-
Stock purchase warrants	5,000,000	-
Warrants issued with the convertible preferred stock	976,392	-
Total	9,853,892	-

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2011, and had a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010	Estimated Useful Life

Furniture and fixtures	-	47,844	5 years
Computer Equipment	7,004	70,662	3 years

	7,004	118,506
Less: Accumulated depreciation	(791)	(111,699)
	$6,213	$6,807

Depreciation Expense

Depreciation expense for the three and six months ended June 30, 2011 and 2010 was $394 and $1,773 , and $1,383 and $3,808, respectively. During the interim period ended June 30, 2011, the company abandoned certain assets when the company moved offices.

Note 5 - Notes Payable – Related Party

The Company had notes payable to a related party. The notes were secured by all assets of the Company, bear no interest and are due on demand.

Notes payable – related party at June 30, 2011 and December 31, 2010, consisted of the following:

	June 30, 2011	December 31, 2010

Notes payable	$-	$74,983

	$-	$74,983

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

On April 18, 2011, the Company entered into subscription agreements with certain subscribers for the issuance and sale of (i) of $575,000 in Series A Cumulative Convertible Preferred Stock with the rights and preferences set forth in the Certificate of Designation, convertible into shares of common stock at a per share conversion price of $0.40; and (ii) Warrants to purchase shares of the Company’s common stock.

The Company paid $30,000 in stock issuance costs to complete the convertible preferred stock and warrant raise.

Common Stock

On December 17, 2010, the Company entered into a financial reporting services agreement with Brio Financial Group (“Brio”) expiring December 31, 2011.  Pursuant to the agreement the Company is required to pay the firm $4,500 per month. In addition, a retainer of $8,000 is included in prepaid expenses and will be applied to the final two months bills. The Company also agreed to issue Brio 30,000 shares of restricted common stock per quarter payable at the end of each quarter. 30,000 shares per quarter for the quarters ended December 31, 2010 and June 30, 2011 were valued at $0.40 per share, or $36,000 in the aggregate, and recorded as consulting expense for the six months ended June 30, 2011. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

On January 14, 2011, the directors of the Company approved by unanimous written consent and the stockholders of the Company holding a majority in interest of the Company’s voting equity approved by written consent the appointment of Mr. Vadim Mats as a member of the Board of Directors of the Company, effective as of January 14, 2011. Mr. Mats earns 10,000 shares of the company’s common stock quarterly. As of June 30, 2011, the Company is yet to issue Mr. Mats 30,000 shares of common stock. The Company has valued the issuance and has recorded and accrual of $8,000.

On February 1, 2011, the Company entered into an engagement letter with Lucosky Brookman (“Lucbro”) to provide legal services with respect to certain securities work. Pursuant to the agreement the Company is required to pay the firm $4,000 per month along with 5,000 shares of the Company’s common stock. The Company also agreed to issue Lucbro 150,000 shares of restricted common upon execution of the agreement. The 190,000 shares for the six months ended June 30, 2011 were valued at $0.40 per share, or $70,000 in the aggregate, and recorded as consulting expense for the six months ended June 30, 2011. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

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

On March 23, 2011, the Company entered into a Consulting Agreement with Mr. Mathews pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive, with the first issuance of 250,000 shares occurring on March 23, 2011, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. As of June 30, 2011, the Company is yet to issue Mr. Mathews 250,000 shares of common stock. The Company has valued the issuance and has recorded and accrual of $125,000.

On March 23, 2011, the Company entered into a Consulting Agreement with Brad Powers pursuant to which Mr. Powers will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Powers shall receive 7 shares of restricted Company common stock upon execution of the agreement and an additional 62,500 restricted shares of the Company’s common stock, issuable in annual installments on the anniversary of the execution of the agreement. The 71,250 shares for the six months ended June 30, 2011 were valued at $0.40 per share, or $31,250 in the aggregate, and recorded as consulting expense for the six months ended June 30, 2011. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

Warrants

On January 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40. As of June 30, 2011, the Company expensed $220,286 to consulting expense for this issuance.

On January 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40. As of June 30, 2011, the Company expensed $220,286 to consulting expense for this issuance.

On March 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40. As of June 30, 2011, the Company expensed $147,270 to consulting expense for this issuance.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	2,976,392	$0.40
Exercisable – December 31, 2010	2,976,392	$0.40
Granted	5,000,000	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2010	7,976,392	$0.40
Exercisable – June 30, 2010	7,976,392	$0.40

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	7,976,392	4.60	$0.40	7,976,392	$0.40

At June 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and six months ended June 30, 2011 and for the year ended December 31, 2010, included elsewhere in this report.

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

We expect to produce seven (7) live events during the year ended December 31, 2012. We run the risk that we will not be profitable in the live event business. To date, we have operated profitable live events in both the Philadelphia and Chicago markets, but we have operated at a deficit in other events. In order for us to operate a successful event, we must produce an event that is relevant to the public in order drive ticket sales, booth sales, sponsorship and advertising. In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site. To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2011 and 2010:

	Three months ended
	June 30, 2011	June 30, 2010
Convention revenue	$1,105,416	$897,120
Gross profit (loss)	$154,816	$430,968
Operating expenses	$(1,550,559)	$(196,201)
Income (loss) from operations	$(1,395,743)	$234,767
Other income (expenses)	$100,155	$-
Net income (loss)	$(1,295,588)	$234,767
Income (loss) per common share – basic and diluted	$(0.04)	$0.01

Convention Revenue

Convention revenue was $1,105,416 for the three months ended June 30, 2011, as compared to $897,120 for the comparable period ended June 30, 2010, an increase of $208,296. The significant increase in convention revenue is primarily attributable to an increase in the number of live events produced in 2011 (3), as compared to 2010 (2), offset by a $80,000 decrease in existing live event per show revenue.

Gross Profit

Gross profit percentage decreased from a gross profit of 48% during the three months ended June 30, 2010, to a gross profit of 14% during the three months ended June 30, 2011. The decrease is primarily related to running more profitable events during the three months ended June 30, 2010 as compared to the events ran during the comparable three months ended June 30, 2011.

Operating Expenses

Operating expenses for the three months ended June 30, 2011, was $1,550,559, as compared to $196,201 for the three months ended June 30, 2010. The $1,354,358 increase is primarily attributable to an increase in compensation, an increase in professional fees associated with being a public company, and an increase in non-cash stock based compensation to key consultants and professionals.

Income (Loss) from Operations

Loss from operations for the three months ended June 30, 2011, was $(1,395,743) as compared to income of $243,767 for the three months ended June 30, 2010. The primary increase in loss from operations is due to running multiple unprofitable events, an increase in stock based compensation to key professionals and consultants and an increased overhead due to an increase in staff and running a publicly traded company.

Other income (expenses)

Other income (expense) for the three months ended June 30, 2011, was $100,155, as compared to $0 for the three months ended June 30, 2010. The $100,155 increase is attributable to a gain on the fair market value of the company’s derivative liability by approximately $80,000 and a minor recovery of bad debt expense of approximately $19,000.

Net Income (Loss)

Net loss for three months ended June 30, 2011, was $(1,295,588) or loss per share of $(0.04), as compared to net income of $234,767 or income per share of $0.01, for the comparable three months ended June 30, 2010.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Six Months Ended June 30, 2011 and 2010:

	Six months ended
	June 30, 2011	June 30, 2010
Convention revenue	$1,642,072	$1,111,950
Gross profit (loss)	$27,666	$427,871
Operating expenses	$(2,439,411)	$(378,121)
Income (loss) from operations	$(2,411,745)	$49,750
Other income (expenses)	$1,689,281	$(365)
Net income (loss)	$(722,464)	$49,385
Income (loss) per common share – basic and diluted	$(0.02)	$0.00

Convention Revenue

Convention revenue was $1,642,072 for the six months ended June 30, 2011, as compared to $1,111,950 for the comparable period ended June 30, 2010, an increase of $530,122. The significant increase in convention revenue is primarily attributable to an increase in the number of live events produced in 2011 (6), as compared to 2010 (3), offset by a $115,000 decrease in existing live event per show revenue.

Gross Profit

Gross profit percentage decreased from a gross profit of 38% during the six months ended June 30, 2010, to a gross profit of 2% during the six months ended June 30, 2011. The decrease is primarily related to running more profitable events during the six months ended June 30, 2010 as compared to the events ran during the comparable six months ended June 30, 2011.

Operating Expenses

Operating expenses for the six months ended June 30, 2011, was $2,439,411, as compared to $378,121 for the six months ended June 30, 2010. The $2,061,290 increase is primarily attributable to an increase in compensation, wed development costs, an increase in professional fees associated with being a public company, and an increase in non-cash stock based compensation to key consultants and professionals.

Income (Loss) from Operations

Loss from operations for the six months ended June 30, 2011, was $(2,411,745) as compared to income of $49,750 for the six months ended June 30, 2010. The primary increase in loss from operations is due to running multiple unprofitable events, web development costs incurred on the digital property, an increase in stock based compensation to key professionals and consultants and an increased overhead due to an increase in staff and running a publicly traded company.

Other income (expenses)

Other income (expenses) for the six months ended June 30, 2011, was $1,689,281, as compared to $(365) for the six months ended June 30, 2010. The $1,689,646 shift in other income (expenses) is attributable to a gain on the fair market value of the company’s derivative liability by approximately $1,489,000 and a minor recovery of bad debt expense of approximately $199,000.

Net Income (Loss)

Net loss for six months ended June 30, 2011, was $(722,464) or loss per share of $(0.02), as compared to income of $49,385 or income per share of $0.00, for the comparable six months ended June 30, 2010.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2011, compared to December 31, 2010:

	June 30, 2011	December 31, 2010	Increase/Decrease
Current Assets	$257,015	$656,997	$(399,982)
Current Liabilities	$2,663,439	$2,925,407	$(261,968)
Working Capital (Deficit)	$(2,406,424)	$(2,268,410)	$138,014

At June 30, 2011, we had a working capital deficit of $2,406,424, as compared to a working capital deficit of $2,268,410, at December 31, 2010, an increase of $138,014. The increase is primarily attributable to a decrease in cash offset by a larger decrease in derivative liability.

Net cash provided by (used in) for operating activities for the six months ended June 30, 2011 and 2010 was $(950,624) and $72,044, respectively. The net income (loss) for the six months ended June 30, 2011 and 2010 was $(722,464) and $49,385, respectively The Company’s cash used in operations increased significantly due to running an additional event during the quarter and the costs associated and increased professional fees associated with running a public company,

Net cash obtained (used) through all financing activities for the six months ended June 30, 2011 was $440,017 as compared to $(33,831) for the six months ended June 30, 2010.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss and net cash used in operations for the six months ended June 30, 2011, and a working capital deficit and stockholders’ deficit, respectively, at June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, the Company had no off-balance sheet arrangements.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2011 and December 31, 2010.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,273,153	$-	$-	$1,273,153	$1,273,153

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2011 and the year ended December 31, 2010:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2009	$-	$-
Total gains or losses (realized/unrealized) included in net loss	-	-
Purchases, issuances and settlements	2,260,571	2,260,571
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2010	$2,260,571	$2,260,571
Total gains or losses (realized/unrealized) included in net loss	(1,408,494)	(1,408,494)
Purchases, issuances and settlements
Transfers in and/or out of Level 3
Balance, March 31, 2011	$852,077	$852,077
Total gains or losses (realized/unrealized) included in net loss	(80,899)	(80,899)
Purchases, issuances and settlements	501,975	501,975
Transfers in and/or out of Level 3
Balance June 30, 2011	$1,273,153	$1,273,153

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2011, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 25, 2011)

4.2	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 25, 2011)

10.1	Form of Subscription Agreement, dated April 18, 2011, by and between Wizard World, Inc. and the Subscribers (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 25, 2011)

10.2	Wizard World, Inc. 2011 Stock Incentive and Reward Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 12, 2011)

10.3	Form of Non-qualified Stock Purchase Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 12, 2011)

10.4	Employment Agreement, including Non-Compete, Non-Solicitation and Non-Disclosure Agreement, each dated May 25, 2011, by and between the Company and Mr. Gareb Shamus (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2011)

10.5	Non-qualified Stock Purchase Agreement, dated May 25, 2011, by and between the Company and Gareb Shamus (as filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2011)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: March 5, 2012	By:	/s/ Michael Mathews
Name: Michael Mathews
Title: Executive Chairman (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

