Form 10-Q
period 2011-09-30
Wizard World, Inc.
filed 2012-03-13
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

As of March 12, 2012, there were 40,300,000 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WIZARD WORLD, INC.

September 30 30, 2011 and 2010

Wizard World, Inc.

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)

Assets

Current Assets
Cash	$198,698	$542,564
Accounts receivable, net	41,661	19,127
Prepaid expenses	198,396	95,306
Total Current Assets	438,755	656,997

Property and equipment, net	6,574	6,807

Other Asset	13,375	-

Total Assets	$458,704	$663,804

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$942,320	$508,852
Accrued dividend	85,420	5,348
Unearned convention revenue	215,622	75,653
Related party - notes payable	-	74,983
Convertible promissory notes, net	262,256	-
Derivative liability	2,673,717	2,260,571
Total Current Liabilities	4,179,335	2,925,407

Total Liabilities	4,179,335	2,925,407

Stockholders' Deficit
Series A, convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 15,510 and 9,760 shares issued and outstanding, respectively	155	98
Common Stock, $0.0001 par value; 200,000,000 shares authorized, 34,687,735 share issued and outstanding	3,469	3,469
Additional paid-in capital	2,087,111	849,596
Accumulated deficit	(5,811,366)	(3,114,765)
Total Stockholders' Deficit	(3,720,631)	(2,261,602)

Total Liabilities and Stockholders' Deficit	$458,704	$663,804

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Convention revenue	$1,434,625	$1,103,869	$3,076,697	$2,215,819

Cost of revenue	701,059	645,641	2,315,465	1,329,720

Gross profit	733,566	458,228	761,232	886,099

Operating expenses
Compensation	245,753	48,244	680,900	111,555
Consulting fees	85,050	-	1,260,470	-
Web development fees	377,875	-	795,594	-
General and administrative	207,188	167,816	618,313	482,626
Total operating expenses	915,866	216,060	3,355,277	594,181

Income (loss) from operations	(182,300)	242,168	(2,594,045)	291,918

Other income (expenses)
Interest Income	-	-	1,228	-
Interest expense	(65,821)	(23)	(66,180)	(388)
Bad debt recovery	-	-	199,019	-
Gain (loss) on derivative	(1,143,968)	-	345,425	-
Total other income (expense)	(1,209,789)	(23)	479,492	(388)

Net income (loss)	$(1,392,089)	$242,191	$(2,114,553)	$291,530

Deemed dividend on Series A Convertible Preferred Stock	(31,274)	-	(80,073)	-

Net income (loss) attributable to common stockholders	$(1,423,363)	$242,191	$(2,194,626)	$291,530

Net income (loss) per common share attributable to common stockholders - basic and diluted	$(0.04)	$0.01	$(0.06)	$0.02
Weighted average common shares outstanding - basic and diluted	34,687,735	19,125,000	34,687,735	19,125,000

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$(2,114,553)	$291,530
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,022	5,261
Derivative income	(345,425)	-
Accretion of debt discount	65,753	-
Share based payments	722,571	-
Changes in operating assets and liabilities:
Accounts receivable	(22,534)	(20,911)
Prepaid and other	(116,465)	(124,805)
Accounts payable and accrued liabilities	433,468	(117,880)
Unearned convention revenue	139,969	129,501
Net Cash Provided By (Used In) Operating Activities	(1,235,194)	162,696

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,789)	-
Loan to related party	-	(153,075)
Net Cash Used In Investing Activities	(1,789)	(153,075)

Cash Flows From Financing Activities:
Proceeds from the issuance of convertible preferred stock	545,000	-
Stock issuance costs paid	(30,000)	-
Proceeds from issuance of convertible notes and warrants	453,100	-
Net proceeds (repayment) of related party - notes payable	(74,983)	-
Net Cash Provided By Financing Activities	893,117	-

Net change in cash	(343,866)	9,621

Cash at beginning of period	542,564	2,364

Cash at end of period	$198,698	$11,985

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Direct expense to retained earnings for derivative liability	$501,975	$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$256,596	$-

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

September 30, 2011 and 2010

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

Wizard Conventions, Inc.

Wizard Conventions, Inc. was incorporated on February 28, 1997, under the laws of the State of Delaware. The Company is a producer of pop culture and live multimedia conventions across North America that provides a social networking and entertainment venue for popular fiction enthusiasts of movies, TV shows, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels.

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

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

The Company	As of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010

KTC Corp.	As of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010

Kicking the Can L.L.C.	As of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010

Wizard Conventions, Inc.	As of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and December 31, 2010.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2011:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,673,717	$-	$-	$2,673,717	$2,673,717

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2010:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,260,571	$-	$-	$2,260,571	$2,260,571

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the Nine months ended September 30, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2010	$2,260,571	$2,260,571
Total gains or losses (realized/unrealized) included in net loss	(345,425)	(345,435)
Purchases, issuances and settlements	758,571	758,571
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2011	$2,673,717	$2,673,717

During the nine months ended September 30, 2010, the company recorded the value of the derivative liability associated with the features embedded in the Series A Cumulative Convertible Preferred Stock directly to retained earnings.

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

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from October 14, 2010 (inception) through September 30, 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the Nine months ended September 30, 2011 and 2010 as they were anti-dilutive:

	September 30, 2011	September 30, 2010
Convertible preferred stock	3,877,500	-
Stock purchase warrants	5,000,000	-
Warrants issued with the convertible preferred stock	976,392	-
Warrants issued with convertible promissory notes	377,624	-
Total	10,231,516	-

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2011, and had a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010	Estimated Useful Life

Furniture and fixtures	-	47,844	5 years
Computer Equipment	8,004	70,662	3 years

	7,004	118,506
Less: Accumulated depreciation	(1,429)	(111,699)
	$6,574	$6,807

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $1,452 and $5,260, respectively. During the interim period ended September 30, 2011, the company abandoned certain assets when the company moved offices.

Note 5 - Notes Payable – Related Party

The Company had notes payable to a related party. The notes were secured by all assets of the Company, bear no interest and are due on demand.

Notes payable – related party at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010

Notes payable	$-	$74,983

	$-	$74,983

Note 5 – Convertible Promissory Notes

On August 19, 2011, Wizard World entered into stock subscription agreements with certain investors in connection with an offering of up to $455,000 principal amount of Convertible Promissory Notes.  The Notes accrue interest at an annual rate of 14% and are due four months from the issuance date.  The Notes are convertible at a per share price of $.60. These notes are currently in default.

In conjunction with the Notes, each investor was granted a Series A Common Stock Purchase Warrant exercisable for one share of common stock of the Company for each $2.00 of investment.  The Warrants have a five year term and are exercisable at $.60 per share, which may be paid via a cashless exercise.

Note 6 - Commitments and Contingencies

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

Note 7 – Stockholders’ Deficit

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

On April 18, the Company entered into subscription agreements with certain subscribers for the issuance and sale of (i) of $575,000 in Series A Cumulative Convertible Preferred Stock with the rights and preferences set forth in the Certificate of Designation, convertible into shares of common stock at a per share conversion price of $0.40; and (ii) Warrants to purchase shares of the Company’s common stock.

The Company paid $30,000 in stock issuance costs to complete the convertible preferred stock and warrant raise.

Common Stock

On December 17, 2010, the Company entered into a financial reporting services agreement with Brio Financial Group (“Brio”) expiring December 31, 2011.  Pursuant to the agreement the Company is required to pay the firm $4,500 per month. In addition, a retainer of $8,000 is included in prepaid expenses and will be applied to the final two months bills. The Company also agreed to issue Brio 30,000 shares of restricted common stock per quarter payable at the end of each quarter. 30,000 shares per quarter for the quarters ended December 31, 2010 and September 30, 2011 were valued at $0.40 - $0.60 per share, or $54,000 in the aggregate, and recorded as consulting expense for the nine months ended September 30, 2011. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

On January 14, 2011, the directors of the Company approved by unanimous written consent and the stockholders of the Company holding a majority in interest of the Company’s voting equity approved by written consent the appointment of Mr. Vadim Mats as a member of the Board of Directors of the Company, effective as of January 14, 2011. Mr. Mats earns 10,000 shares of the company’s common stock quarterly. As of September 30, 2011, the Company is yet to issue Mr. Mats 30,000 shares of common stock. The Company has valued the issuance and has recorded and accrual of $14,000.

On February 1, 2011, the Company entered into an engagement letter with Lucosky Brookman (“Lucbro”) to provide legal services with respect to certain securities work. Pursuant to the agreement the Company is required to pay the firm $4,000 per month along with 5,000 shares of the Company’s common stock. The Company also agreed to issue Lucbro 150,000 shares of restricted common upon execution of the agreement. The 190,000 shares for the nine months ended September 30, 2011 were valued at $0.40 - $0.60 per share, or $79,000 in the aggregate, and recorded as consulting expense for the nine months ended September 30, 2011. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

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

On March 23, 2011, the Company entered into a Consulting Agreement with Mr. Mathews pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive, with the first issuance of 250,000 shares occurring on March 23, 2011, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. As of September 30, 2011, the Company is yet to issue Mr. Mathews 250,000 shares of common stock. The Company has valued the issuance and has recorded and accrual of $162,500.

On March 23, 2011, the Company entered into a Consulting Agreement with Brad Powers pursuant to which Mr. Powers will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Powers shall receive 7 shares of restricted Company common stock upon execution of the agreement and an additional 62,500 restricted shares of the Company’s common stock, issuable in annual installments on the anniversary of the execution of the agreement. The 93,750 shares for the nine months ended September 30, 2011 were valued at $0.40 - $0.60 per share, or $40,625 in the aggregate, and recorded as consulting expense for the nine months ended September 30, 2011. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

Warrants

On January 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40. As of September 30, 2011, the Company expensed $222,761 to consulting expense for this issuance.

On January 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40. As of September 30, 2011, the Company expensed $222,761 to consulting expense for this issuance.

On March 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40. As of September 30, 2011, the Company expensed $222,761 to consulting expense for this issuance.

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

At September 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

On December 6, 2011, Wizard World entered into stock subscription agreements with accredited investors, for the issuance and sale of an aggregate of $325,000 in Senior Convertible Debentures. The Debentures bear interest at a rate of six percent (6%) per annum and have a maturity date of February 28, 2012. The notes are currently in default. The Company, at its option, shall have the right to prepay a portion or all outstanding principal of the Debentures prior to the Maturity Date without penalty.  The Debentures are mandatorily convertible into shares of the Company’s Series A Cumulative Convertible Preferred Stock, par value $0.0001, with a per share conversion price of $0.40 per share, upon a private placement of the Company of a minimum of $500,000 of Series A Preferred.  Additionally, at the option of the Subscribers, the Debentures are convertible into shares of Series A Preferred, in whole or in part, at any time between the original issue date of the Debentures and the Maturity Date, unless previously repaid by the Company or mandatorily converted into Series A Preferred.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and nine months ended September 30, 2011 and for the year ended December 31, 2010, included elsewhere in this report.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2011 and 2010:

	Three months ended
	September 30, 2011	September 30, 2010
Convention revenue	$1,434,625	$1,103,869
Gross profit (loss)	$733,566	$458,228
Operating expenses	$(915,866)	$(216,060)
Income (loss) from operations	$(182,300)	$242,168
Other income (expenses)	$(1,209,789)	$(23)
Net income (loss)	$(1,392,089)	$242,191
Income (loss) per common share – basic and diluted	$(0.04)	$0.01

Convention Revenue

Convention revenue was $1,434,625 for the three months ended September 30, 2011, as compared to $1,103,869 for the comparable period ended September 30, 2010, an increase of $330,756. The significant increase in convention revenue is primarily attributable to running a larger event in Chicago. The Company only ran one event during the three months ended September 30, 2011 and 2010.

Gross Profit

Gross profit percentage increased from a gross profit of 41% during the three months ended September 30, 2010, to a gross profit of 51% during the three months ended September 30, 2011. The increase is primarily related to running a more profitable event during 2011. The company was able to generate significantly more revenue during the Chicago event during 2011 as compared to 2010 while maintaining expenses to a relatively even level.

Operating Expenses

Operating expenses for the three months ended September 30, 2011, was $915,866, as compared to $216,060 for the three months ended September 30, 2010. The $699,806 increase is primarily attributable to an increase in compensation, an increase in professional fees associated with being a public company, and increase in web development fees, and an increase in non-cash stock based compensation to key consultants and professionals.

Income (Loss) from Operations

Loss from operations for the three months ended September 30, 2011, was $(182,300) as compared to income of $242,168 for the three months ended September 30, 2010. The Company shifter from running profitably to running at a loss during the three months ended September 30, 2011 as compared to the comparable three months ended September 30, 2010. The shift is primarily attributable to an increase in compensation, an increase in professional fees associated with being a public company, and increase in web development fees, and an increase in non-cash stock based compensation to key consultants and professionals.

Other income (expenses)

Other income (expense) for the three months ended September 30, 2011, was $(1,209,789), as compared to $(23) for the three months ended September 30, 2010. The increase is attributable to a loss on the fair market value of the company’s derivative liability by $1,143,968 and a increased interest expense of approximately $66,000.

Net Income (Loss)

Net loss for three months ended September 30, 2011, was $(1,392,089) or loss per share of $(0.04), as compared to net income of $242,191 or income per share of $0.01, for the comparable three months ended September 30, 2010.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Nine Months Ended September 30, 2011 and 2010:

	Nine months ended
	September 30, 2011	September 30, 2010
Convention revenue	$3,076,697	$2,215,819
Gross profit (loss)	$761,232	$886,099
Operating expenses	$(3,355,277)	$(594,181)
Income (loss) from operations	$(2,594,045)	$291,918
Other income (expenses)	$479,492	$(388)
Net income (loss)	$(2,114,553)	$291,530
Income (loss) per common share – basic and diluted	$(0.06)	$0.02

Convention Revenue

Convention revenue was $3,076,697 for the nine months ended September 30, 2011, as compared to $2,215,819 for the comparable period ended September 30, 2010, an increase of $860,878. The significant increase in convention revenue is primarily attributable to an increase in the number of live events produced in 2011 (7), as compared to 2010 (4), offset by a $114,000 decrease in existing live event per show revenue.

Gross Profit

Gross profit percentage decreased from a gross profit of 40% during the nine months ended September 30, 2010, to a gross profit of 25% during the nine months ended September 30, 2011. The decrease is primarily related to running more profitable events during the nine months ended September 30, 2010 as compared to the events ran during the comparable nine months ended September 30, 2011.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011, was $3,355,277, as compared to $594,181 for the nine months ended September 30, 2010. The $2,761,096 increase is primarily attributable to an increase in compensation, web development costs, an increase in professional fees associated with being a public company, and increase in wed development costs, and an increase in non-cash stock based compensation to key consultants and professionals.

Income (Loss) from Operations

Loss from operations for the nine months ended September 30, 2011, was $(2,594,045) as compared to income of $291,918 for the nine months ended September 30, 2010. The primary decrease in loss from operations is due to running multiple unprofitable events, web development costs incurred on the digital property, an increase in stock based compensation to key professionals and consultants and an increased overhead due to an increase in staff and running a publicly traded company.

Other income (expenses)

Other income (expenses) for the nine months ended September 30, 2011, was $479,492, as compared to $(388) for the nine months ended September 30, 2010. The $479,880 shift in other income (expenses) is attributable to a gain on the fair market value of the company’s derivative liability by approximately and a recovery of bad debt expense of approximately $199,000.

Net Income (Loss)

Net loss for nine months ended September 30, 2011, was $(2,114,553) or loss per share of $(0.06), as compared to income of $291,530 or income per share of $0.02, for the comparable nine months ended September 30, 2010.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2011, compared to December 31, 2010:

	September 30, 2011	December 31, 2010	Increase/Decrease
Current Assets	$438,755	$656,997	$(218,242)
Current Liabilities	$4,179,335	$2,925,407	$(1,253,928)
Working Capital (Deficit)	$(3,740,580)	$(2,268,410)	$(1,472,170)

At September 30, 2011, we had a working capital deficit of $3,740,580, as compared to a working capital deficit of $2,268,410, at December 31, 2010, an increase of $1,472,170. The increase is primarily attributable to a decrease in cash and a decrease in the derivative liability.

Net cash provided by (used in) for operating activities for the nine months ended September 30, 2011 and 2010 was $(1,235,194) and $162,696, respectively. The net income (loss) for the nine months ended September 30, 2011 and 2010 was $(2,114,553) and $291,530, respectively The Company’s cash used in operations increased significantly due to running an additional events during the quarter and the costs associated and increased professional fees associated with running a public company, as well as cash spent in web development fees.

Net cash obtained through all financing activities for the nine months ended September 30, 2011 was $(893,117), as compared to $(-) for the nine months ended September 30, 2010. The company raised $545,000 through the sale and issuance of convertible preferred stock and through the sales and issuance of convertible promissory notes in the amount of $453,100.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss and net cash used in operations for the nine months ended September 30, 2011, and a working capital deficit and stockholders’ deficit, respectively, at September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, the Company had no off-balance sheet arrangements.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and December 31, 2010.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,673,717	$-	$-	$2,673,717	$2,673,717

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2011 and the year ended December 31, 2010:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2010	$2,260,571	$2,260,571
Total gains or losses (realized/unrealized)
included in net loss	(345,425)	(345,435)
Purchases, issuances and settlements	758,571	758,571
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2011	$2,673,717	$2,673,717

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2011, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form Convertible Promissory Note (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 30, 2011)

4.2	Form of Series A Common Stock Purchase Warrant (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 30, 2011)

10.1	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on August 30, 2011)

10.2	Amendment to the 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 15, 2011)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: March 13, 2012	By:	/s/ Michael Mathews
Name: Michael Mathews
Title: Executive Chairman

