Form 10-K
period 2011-12-31
Wizard World, Inc.
filed 2012-04-16
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33383

WIZARD WORLD, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Avenue of the Americas, 2nd Floor

New York, NY 10019

(Address of principal executive offices)

(646) 801-5572

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on a closing price of $0.75 was $26,015,801. As of April 13, 2012, the registrant had 35,044,878 shares of its common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•	the availability and adequacy of our cash flow to meet our requirements;

•	economic, competitive, demographic, business and other conditions in our local and regional markets;

•	changes in our business and growth strategy;

•	changes or developments in laws, regulations or taxes in the entertainment industry;

•	actions taken or not taken by third-parties, including our contractors and competitors;

•	the availability of additional capital; and

•	other factors discussed under the section entitled “Risk Factors” or elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

PART I

Item 1. Business.

As used in this Annual Report, “we,” “us,” “our,” “Wizard,” “Company” or “our Company” refers to Wizard World, Inc. and references to “Conventions” refer collectively to Kick the Can Corp. and its predecessors, Wizard Conventions, Inc. and Kicking the Can, L.L.C.

Our Company

We, through our operating subsidiary Conventions, are a producer of pop culture and live multimedia conventions across North America. These live multimedia conventions market and provide a social networking and entertainment venue for popular fiction enthusiasts of movies, TV shows, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels.

Company History

Wizard World, Inc. (f/k/a GoEnergy, Inc.) was incorporated in Delaware on May 2, 2001. The Company was initially involved in oil and gas exploration and considered various oil and gas properties. None of the properties that the Company explored had commercial potential so operations ceased and the Company abandoned any interests it had in such properties.

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

Conventions

Conventions has been producing comic conventions since July 1997. In 2009, Conventions produced three Comic Cons, namely the Philadelphia Comic Con, Chicago Comic Con and New York ‘Big Apple’ Comic Con. In 2010, Conventions produced eight Comic Cons in the following North American cities: (i) Toronto, Ontario; (ii) Anaheim, CA; (iii) Philadelphia, PA; (iv) Chicago, IL; (v) New York, NY; (vi) Boston, MA; (vii) Austin, TX; and (viii) Atlanta, GA.

In 2011, Conventions produced nine Comic Cons in the following North American cities: (i) Miami, FL; (ii) New Orleans, LA; (iii) Toronto, Ontario; (iv) Anaheim, CA; (v) Philadelphia, PA; (vi) Chicago, IL; (vii) New York, NY; (viii) Columbus, OH; and (ix) Austin, TX.

Conventions currently holds the production rights to the following 13 conventions: (i) Atlanta Comic Con (Atlanta, GA); (ii) Big Apple Comic Con (New York, NY); (iii) Cincinnati Comic Con (Cincinnati, OH); (iv) Connecticut Comic Con (Hartford, CT); (v) Nashville Comic Con (Nashville, TN); (vi) New England Comic Con (Boston, MA); (vii) North Coast Comic Con (Akron, OH); (viii) Toronto Comic Con (Toronto, Ontario); (ix) Nola Comic Con (New Orleans, LA); (x) Central Canada Comic Con (Winnipeg, Manitoba); (xi) San Antonio Comic Con (San Antonio, TX); (xii) Houston Comic Con (Houston, TX); and (xiii) Mid-Ohio Comic Con (Columbus, OH). We organically developed the Comic Cons in Miami, FL; Anaheim, CA; Austin, TX; Philadelphia, PA; and Chicago, IL.

We receive revenue from our Comic Cons in three (3) ways, namely from (i) consumer ticket sales; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. Each Comic Con varies in cost to produce. Production costs vary based on the size and scope of the production. Generally, our production costs range from approximately $150,000 for a smaller scale production to over $670,000 for a larger production.

The Company’s plan for 2012 is to focus the Wizard World tour on the Company’s six most popular Super-Regional shows: (i) New Orleans, LA; (ii) Toronto, Ontario; (iii) Philadelphia, PA; (iv) Rosemont, IL; (v) Columbus, OH; and (vi) Austin, TX. The Company is focusing on the shows that performed well in 2011, and looks to build a foundation for more events based on revenue driven growth.

The majority of our target audience are young adult males and are active consumers of many types of entertainment and media, such as movies, music, toys, video games, apps, consumer electronics, computers, and lifestyle products (e.g. clothes, footwear, digital devices, mobile phones and men’s personal items).

Digital Media

In late 2011, we began leveraging the popularity of our Comic Cons as a springboard to enter the digital media market. We will use digital media (i) as a distribution channel for the pop culture content that we showcase at our Comic Cons, (ii) to provide coverage of our Comic Con events, and (iii) to introduce new and upcoming products and talent in the pop culture world. To that end, we formed a wholly owned subsidiary, Wizard World Digital, Inc. (“Digital”), to communicate with our fan database, manage our website www.wizardworld.com and our social media presence on, among others, Twitter and Facebook.

Further, in the fourth quarter of 2011, we launched our new digital entertainment ad network called the “Wizard World Digital Entertainment Network,” which is comprised of two websites located at www.wizardworld.com and www.toywiz.com, as well as the Wizard World electronic database. The Wizard World Digital Entertainment Network will offer display advertising to brand advertisers, priced on a traditional cost-per-thousand (CPM) ad impression basis. We plan to work with display advertising networks and third party representation firms, and to hire four direct sales employees over the next 12 months to maximize the monetization of the Wizard World Digital Entertainment Network.

Strategy

Our objective is to use our Comic Cons and Digital to become the voice for pop culture enthusiasts across multiple media platforms. Key elements of our strategy include:

•	producing high quality live multimedia events across North America for promotion of consumer products and entertainment;

•	leveraging the content created and generated at the live multimedia events to enter the media market and distribute the content in digital media such as websites, apps, emails, newsletters, Facebook, Twitter, Flickr, Tumblr and YouTube, among others; and

•	obtaining sponsorships and promotions from media and entertainment companies for the Comic Cons, including:

o	expanding our relationships with entertainment and media companies; and

o	forming strategic relationships with new media and entertainment companies to promote their products.

Sponsorships and Advertising

We sell sponsorship and advertising opportunities to businesses seeking to reach our core target audience of active entertainment consumers, with a particular focus on young families.

Sponsorships

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

Promotions

Promotional opportunities include product placement and brand associations on-site at the Comic Cons. As our brand grows, we hope to earn revenues by co-promoting, for example, a movie at one of our Comic Cons, with entertainment and media companies and brands seeking to benefit from the popularity of the Comic Cons and the exposure received from appearing at them.

Digital Media

We produce a number of digital media properties, including our website www.wizardworld.com, emails, newsletters, Facebook, YouTube, Twitter, Flickr and Tumblr to create awareness of our Comic Cons and provide updates to our fans and consumers.  We also use our website www.wizardworld.com to a large extent to provide a source for the latest Comic Con news and information.  Display advertising is offered to brand advertisers across all our digital media properties, priced on a traditional CPM basis.

Marketing

Our Comic Cons are marketed through a variety of media outlets, including social media, websites, public relations, television, radio, direct mail, email, flyers and postcards.  Our Comic Cons usually obtain publicity through coverage of the events at our Comic Cons from local TV stations, radio stations, newspapers, national press such as the Associated Press and Reuters, fan websites, blogs and social network channels such as Twitter, Facebook, Flickr and Tumblr. In certain instances, we do not pay for advertising because we can provide desirable content to media outlets. For example, we typically invite the local TV stations to our Comic Cons so that they can interview the celebrities featured at our Comic Cons. As a result, we receive free TV coverage and the TV stations obtain content for their shows. In addition, we arrange for celebrities to call into local radio stations.  As a result, we receive on-air promotion of our events and the radio station reaches a larger audience who want to tune in to hear our celebrities. We also receive on-air promotion by exchanging air time for ticket give-aways to our Comic Cons. With respect to the internet and online advertising, we advertise throughout our website, www.wizardworld.com, about the upcoming Comic Cons. We also send out emails to our fans on a regular basis. In addition, we send out direct mail postcards, print flyers and postcards in each city where we hold a Comic Con, which are handed out at local events, retailers and public gatherings.  As a result, we believe that we are cost effective when it comes to how we spend our advertising dollars.

Trademarks and Copyrights

We have a portfolio of trademarks and service marks and maintain a catalog of copyrighted works.  Such marks include Wizard World, Pop FI, Where Pop FI Comes to Life and Wizard World Girls.  We do not consider our service marks and trademarks to be significant to our business.

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

Customers

Our client base is diverse. We have strong relationships with what we consider to be the leading movie studios, video game producers, comic book publishers, television broadcasters and toy manufacturers. These customers are potential exhibitors and sponsors of our Comic Con conferences. In addition, our digital media business will provide sales opportunities across the Fortune 1000 corporate sector, as these brand advertisers look to leverage our media properties to target our predominantly male, age 25-44 target audience.

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

Most of our competitors produce local one-time events and/or once a year events. For example, Reed Exhibitions Limited (“Reed Exhibitions”), our competitor in the New York market, produces an annual comic con event in New York City. Reed Exhibitions also has a Chicago event. There is an event in Toronto called Fan Expo produced by Hobby Star Marketing Inc., which is limited to the Toronto marketplace. Other than Reed Exhibitions or Hobby Star Marketing Inc., we are not aware of any competitor that has successfully existed or entered a market in which we have a foothold.

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

Our competitors in the digital business include publishers of entertainment sites, particularly in the popular fiction category. As we grow our entertainment ad network, we will compete with vertical entertainment ad networks such as Evolve Media.

Sales Channels and Pricing Policies

We have outsourced our ticket sales to an online ticketing service, thereby eliminating the need to mail physical badges. Consumers can order online, print out their barcode, come to the show, get scanned and get a wristband for entry. We still, however, sell tickets on-site at the live events themselves. We offer a five dollar discount on the purchase price of our tickets to those who pre-purchase tickets online as compared to those who purchase their tickets on-site at the Comic Con. Tickets typically range from $25 for a single day pass to $65 for a weekend pass. Entry of children ten years old and under is free at all Comic Cons.

Across all our digital media properties, display advertising is offered to brand advertisers, priced on a traditional CPM basis.

Sales and Marketing Strategy

We promote our Comic Cons through a wide variety of media outlets, such as local radio and TV stations, newspapers, fan websites and blogs.  We also use online social networks such as Facebook, Twitter, YouTube, Flickr and Tumblr, to reach our fans and provide updates.  Further, we promote our Comic Cons on our website www.wizardworld.com and through our email database.  We currently sell to prospective corporate sponsors and advertisers through our direct sales force.  In coming months, we plan to augment our direct sales force through the utilization of third party representation firms and digital ad networks to help sell display advertising on our digital properties.

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

We use the digital marketing outlets that we have developed, such as our website www.wizardworld.com which covers new and upcoming products and talents in the pop culture world, to distribute the large amount of content we create from our live events. We also reach consumers via e-mail and direct mail.  We recently launched the new www.wizardworld.com website and a mobile application that will allow users of iPhone mobile devices to access our content from the live events. Through the distribution of our content via digital media, we offer advertisers the ability to display their ads on our website located at www.wizardworld.com and reach our large e-mail database of fans. Through sales of display advertising space on our digital media properties, we plan to generate revenues and thus strengthen our financial condition.

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

In 2011, we invested approximately $815,000 in technical development costs to launch the Wizard World Digital Entertainment Network.

To date, we have been able to raise financing to implement our growth plans by issuing convertible notes, preferred stock and warrants through private placements. We plan to continue to obtain financing, when needed, from private placements from time to time, and/or from other traditional financing sources, including term notes. We utilized a major portion of the existing investment proceeds to fund digital development, including the Wizard World Digital Entertainment Network. We plan to use the proceeds from any future private placements for working capital and to expand our business including the sale of sponsorships of the Wizard World live events, increasing and improving the guest pool and improving the fan experience, which should drive revenue growth.

Employees

We currently have nine employees, of which eight are full-time and one is part-time. Additionally, we engage four part-time freelance consultants.

Where You Can Find More Information

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

In their report dated April 16, 2012, our independent auditors stated that our financial statements for the years ended December 31, 2011 and 2010 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue because to date, we have incurred net operating losses. We anticipate that we will continue to experience net operating losses.

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

Risks Related to our Business and Industry

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

However, policing the unauthorized use of our intellectual property is often difficult and any steps we take may not, in every case, prevent the infringement by unauthorized third parties.  Further, there can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful.  We may need to resort to litigation to enforce our intellectual property rights, which may result in substantial costs and diversion of resources and management attention.

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

The loss of the services of our key employees and directors, particularly the services rendered by John Macaluso, our Chief Executive Officer, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees and directors. In particular, we are heavily dependent on the continued services of John Macaluso, our Chief Executive Officer. The loss of Mr. Macaluso and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

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

As of the date of this filing, our executive officers, directors and principal stockholders who beneficially own 5% or more of our outstanding common stock, own in the aggregate, approximately 86.05% of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

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

Risks Related To Our Securities

Our common stock is quoted on the OTC Markets, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Markets. The quotation of our shares on the Pink Sheets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTC Markets, which enhances the volatile nature of our equity.

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

Item 1B. Unresolved Staff Comments.

By letter dated February 21, 2012, the Company received (i) 19 comments related to its Current Report on Form 8-K/A, filed on December 7, 2010, as amended by Amendment No. 1 filed on February 18, 2011, Amendment No. 2 filed on July 1, 2011, Amendment No. 3 filed on September 13, 2011, Amendment No. 4 filed on November 17, 2011, and Amendment No. 5 filed on February 1, 2012, and (ii) 11 comments related to its Annual Report on Form 10-K for the year ended December 31, 2010. As of April 13, 2012, these comments remain outstanding.

Item 2. Properties.

Conventions, through a service agreement with an office service provider, occupies offices at 1350 Avenue of the Americas, 2nd floor, New York, NY 10019. The term of the lease agreement commenced on January 22, 2011, and it was to expire on January 31, 2012. The Company exercised a one year renewal option, extending the expiration date of the lease to January 31, 2013. The office space covers approximately 800 square feet and our monthly rent is $6,850.00. In addition, effective January 1, 2012, the Company subleased one office of approximately 224 square feet at 10960 Wilshire Blvd, Suite 1050, Los Angeles, CA 90024, on a month-to-month basis for $1,000.00 per month. We do not own any real estate.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTC Markets under the symbol “WIZD”.

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

(b) Holders

As of April 13, 2012, a total of 35,044,878 shares of the Company’s common stock are currently outstanding held by 18 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

2011 Incentive Stock Award Plan, as Amended

On May 9, 2011, the Board approved, authorized and adopted (subject to stockholder approval) the 2011 Incentive Stock and Award Plan (the “Plan”). The Plan was amended on September 14, 2011, and April 11, 2012. The Plan provides for the issuance of up to 5,000,000 shares of our common stock through the grant of non-qualified options, incentive options and restricted stock to our directors, officers, consultants, attorneys, advisors and employees. Until a committee consisting of two or more independent, non-employee and outside directors is constituted, our Board administers the Plan.

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

(v)	the restricted stock is not transferable until the date on which the Board has specified such restrictions have lapsed.

As of December 31, 2011, the Company issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation approved by security holders under the Plan	-	$-	-

Equity compensation plans not approved by security holders	600,000	$0.44	2,400,000

Total	600,000	$0.44	2,400,000

(1)	Excludes shares of restricted stock issued under the Plan.

As of April 13, 2012, we have issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation approved by security holders under the Plan	-	$-	-

Equity compensation plans not approved by security holders	3,350,000	$0.44	1,650,000

Total	3,350,000	$0.44	1,650,000

(1)	Excludes shares of restricted stock issued under the Plan.

Rule 10B-18 Transactions

During the years ended December 31, 2011, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

The following contains information regarding our sales of unregistered securities during the year ended December 31, 2011. All of the securities sold during these periods were sales of our securities to accredited investors and were deemed to be exempt under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering these securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and, unless otherwise stated below, the shares were restricted in accordance with the requirements of the Securities Act.

On April 18, 2011, the Company entered into subscription agreements with certain accredited investor subscribers for the issuance and sale of (i) $575,000 in shares of the Company’s Series A Preferred Stock (the “Series A Preferred”) and (ii) 287,500 warrants to purchase shares of the Company’s common stock (the “Warrants”). The Preferred Stock is convertible into shares of the Company’s common stock, at a per share conversion price of $0.40, and the Warrants are exercisable to purchase shares of the Company’s Common Stock at a per share exercise price of $0.60. On December 6, 2011, the Warrants were re-priced at $0.40 per share.

On August 19, 2011, the Company entered into subscription agreements with certain investors in connection with an offering of up to $455,000 principal amount of convertible promissory notes (the “August Notes”). The August Notes accrue interest at an annual rate of 14% and are due four months from the issuance date. The Notes were originally convertible at a per share price of $0.60. In conjunction with the August Notes, each investor was granted a Warrant, exercisable for one share of common stock of the Company for each $2.00 of investment. The Warrants have a five year term and were originally exercisable at $0.60 per share, which may be paid via a cashless exercise. On December 6, 2011, the August Notes and Warrants were re-priced at $0.40 per share.

On December 6, 2011, the Company entered into subscription agreements with accredited investors for the issuance and sale of an aggregate of $325,000 in Senior Convertible Debentures (the “Debentures”). The Debentures bear interest at a rate of six percent (6%) per annum and have a maturity date of February 28, 2011. The Company, at its option, shall have the right to prepay a portion or all outstanding principal of the Debentures prior to the maturity date without penalty. The Debentures are mandatorily convertible into shares of the Company’s Series A Preferred, upon a private placement of the Company of a minimum of $500,000 of Series A Preferred (the “Qualified Offering”). Additionally, at the option of the subscribers, the Debentures are convertible into shares of Series A Preferred, in whole or in part, at any time between the original issue date of the Debentures and the maturity date, unless previously repaid by the Company or mandatorily converted into Series A Preferred. The Debentures contain customary events of default, the occurrence of which would entitle Subscribers to accelerate the amounts outstanding.

On December 21, 2011, the Company entered into a subscription agreement with one investor, the Michael Mathews 2011 Children’s GRAT (the “Trust”). Michael Mathews is the Company’s Chairman of the Board. Pursuant to the terms of the Agreement, the Company issued 357,143 shares of the Company’s common stock, at a per share subscription price of $0.70 per share, for a total subscription price of $250,000.00.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

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

Plan of Operation

Our Company has two lines of business: (i) live multimedia events, which involves ticket sales and exhibitor booth space, and (ii) sponsorships and advertising. Our current focus is on growing our existing Comic Cons by obtaining new exhibitors and dealers and attracting more high profile celebrities and VIPs. We also plan to expose our database of fans and our target market of young adult males to our content through digital media such as facebook, Twitter, YouTube, Flickr, and Tumblr, and draw higher traffic to our website www.wizardworld.com by creating content from our live multimedia events and promoting such events through emails and newsletters.

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

Results of Operations

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

	Year Ended
	December 31, 2011	December31, 2010
Convention revenue	$3,782,124	$3,000,814
Gross profit (loss)	$950,913	$842,201
Operating expenses	$(4,108,215)	$(1,183,010)
Loss from operations	$(3,157,302)	$(340,809)
Other income (expenses)	$1,148,064	$(1,287,381)
Net loss	$(2,009,238)	$(1,628,190)
Income (loss) per common share – basic and diluted	$(0.06)	$(0.08)

Convention Revenue

Convention revenue was $3,782,124 for the year ended December 31, 2011, as compared to $3,000,814 for the comparable year ended December 31, 2010, an increase of $781,310. The significant increase in convention revenue is primarily attributable to running larger events in 2011, as compared to 2010. The Company ran nine events during the year ended December 31, 2011, as compared to eight during the comparable year ended December 31, 2010. Average revenue generated per event in 2011 was $420,236, as compared to $375,102 during 2010.

Gross Profit

Gross profit percentage decreased from 28% for the year ended December 31, 2010, as compared to 25% during the year ended December 31, 2011. The slight decrease in margin is primarily attributable to increased expenses in the company’s digital platform for content providers and revenue share.

Operating Expenses

Operating expenses for the year ended December 31, 2011, was $4,108,215, as compared to $1,183,010 for the year ended December 31, 2010. The $2,925,205 increase is primarily attributable to an increase in compensation of $411,413, an increase in professional fees associated with being a public company, and increase in web development fees of $815,039, and an increase in non-cash stock based compensation to key consultants and professionals in the amount of $700,090.

Income (Loss) from Operations

Loss from operations for the year ended December 31, 2011, was $(3,157,302), as compared to $(340,809) for the year ended December 31, 2010. The increase is primarily attributable to an increase in compensation of $411,413, an increase in professional fees associated with being a public company, an increase in web development fees of $815,039, and an increase in non-cash stock based compensation to key consultants and professionals in the amount of $700,090, offset by a slight increase in gross profit of $108,712.

Other income (expenses)

Other income (expense) for the year ended December 31, 2011, was $1,148,064, as compared to $(1,287,381) for the year ended December 31, 2010. The increase is attributable to a gain in fair market value of derivative liabilities of $1,278,848, as compared to incurring a loss on the same account of $1,284,643. This increase was offset by increased interest expense associated with accreting debt discount recorded on the Company’s note offerings.

Net Income (Loss)

Net loss for year ended December 31, 2011, was $(2,009,238) or loss per share of $(0.06), as compared to $(1,628,190) or loss per share of $(0.08), for the comparable year ended December 31, 2010.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2011, compared to December 31, 2010:

	December 31, 2011	December 31, 2010	Increase/Decrease
Current Assets	$669,972	$656,997	$12,975
Current Liabilities	$4,080,466	$2,925,407	$(1,155,059)
Working Capital (Deficit)	$(3,410,494)	$(2,268,410)	$(1,142,084)

At December 31, 2011, we had a working capital deficit of $3,410,494, as compared to a working capital deficit of $2,268,410, at December 31, 2010, an increase of $1,472,084. The increase is primarily attributable to an increase in accounts payables and accrued liabilities and an increase in convertible promissory notes.

Net cash used in operating activities for the year ended December 31, 2011 and 2010 was $(1,572,555) and $(350,537), respectively. The net loss for the years ended December 31, 2011 and 2010 was $(2,009,238) and $(1,628,190), respectively. The Company’s cash used in operations increased significantly due to running an additional events during the quarter and the costs associated and increased professional fees associated with running a public company, as well as cash spent in web development fees.

Net cash obtained through all financing activities for the years ended December 31, 2011 was $1,456,117, as compared to $894,314 for the year ended December 31, 2010. The company raised $575,000 through the sale and issuance of convertible preferred stock and through the sales and issuance of convertible promissory notes in the amount of $778,100.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations for the year ended December 31, 2011, and a working capital deficit and stockholders’ deficit, respectively, at December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011 and December 31, 2010.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,946,669	$-	$-	$1,946,669	$1,946,669

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2010	$2,260,571	$2,260,571
Total gains or losses (realized/unrealized) included in net loss	(1,278,848)	(1,278,848)
Purchases, issuances and settlements	964,946	964,946
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2011	$1,946,669	$1,946,669

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

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-21 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2011.

Item 9A. Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2011, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of December 31, 2011, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report herein.

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

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31 2011, we have undertaken the following steps to address the deficiencies stated above:

•	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B. Other Information.

On August 25, 2011, pursuant to a meeting of the board of directors on July 24, 2011, the Company changed its fiscal year end from July 31 to December 31.

On April 11, 2012, the board of directors approved an amendment to the Company’s 2011 Incentive Stock and Award Plan. The amendment increased the authorized shares under the Plan to 5,000,000. A copy of the amended and restated Plan is filed as an exhibit hereto.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 13, 2012. There are no familial relationships between or among the directors or executive officers of the Company.

Name	Age	Title

John Macaluso	55	Chief Executive Officer, Director

Michael Mathews	50	Chairman

John Maatta	59	Director

Greg Suess	39	Director

Vadim Mats	27	Director

John Macaluso, age 55, Chief Executive Officer, Director

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

Michael Mathews, age 50, Chairman of the Board

Michael Mathews has been our Company’s Chairman of the Board since March 23, 2011, and from the period from December 1, 2011 to March 19, 2012, he served as our Executive Chairman. In May 2011, Mr. Mathews was appointed Chief Executive Officer and Director of Aspen Group, Inc., a for-profit nationally accredited, exclusively online university. From August 2007 until January 31, 2011, Mr. Mathews was the Chief Executive Officer of interclick, inc. (formerly Customer Acquisition Network Holdings, Inc.), a provider of data driven campaign strategies for digital agencies and marketers (“interclick”). From May 2008 until June 2008, Mr. Mathews served as the interim Chief Financial Officer of interclick. Interclick, was acquired by Yahoo! in December, 2011. From 2004 to 2007, Mr. Mathews served as the Senior Vice-President of Marketing and Publisher Services of World Avenue U.S.A., LLC, an Internet promotional marketing company. Mr. Mathews graduated from San Francisco State University with a degree in Marketing and holds a Masters in Business Administration from Golden Gate University.

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

Vadim Mats, age 27, Director

Vadim Mats has been a director of our Company since January 14, 2011. Mr. Mats is also, and has been since June 28, 2010, the Chief Financial Officer of FWS Capital Ltd. Prior to joining FWS Capital Ltd., Mr. Mats served as an accounting consultant to various companies from December 2009 until June 2010. Mr. Mats was also previously the assistant controller at Eton Park Capital Management, a multi-strategy fund, from July 16, 2007 to December 1, 2009. From June 2006 to July 2007, Mr. Mats was a senior fund accountant at The Bank of New York Mellon, where he was responsible for over fifteen funds. Mr. Mats graduated cum laude from the Zicklin School of Business at Bernard Baruch College with a Bachelor’s degree in Business Administration, specializing in finance and investments.

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

Committees of the Board of Directors

We have not established any committees, including an audit committee, a compensation committee or a nominating committee. The Board currently acts as our audit committee. At the present time, we believe that our Board is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.

Given our relative size, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board who:

•	understands generally accepted accounting principles and financial statements;

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board of directors.

Director Independence

The common stock of the Company is currently quoted on the OTC Markets, a quotation system which currently does not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq.

As of April 13, 2012, the Board determined that the following directors are independent under these standards:

John Maatta; Vadim Mats; and Greg Suess.

Board Oversight in Risk Management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Our Chief Executive Officer also serves as one of our directors. In the context of risk oversight, at the present stage of our operations we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of the Company are managed by our Board as a whole, including oversight of various risks that the Company faces.

Compliance with Section 16(a) of the Exchange Act

As of December 31, 2011, we were not subject to Section 16(a) of the Exchange Act, which requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC.

On March 30, 2012, the Company filed a registration statement on Form 8-A, registering the Company’s common stock, par value $0.0001 per share, under Section 12(g) of the Exchange Act, and thus became subject to the reporting requirements of Section 16(a). To our knowledge, as of April, 13, 2012, all required Section 16(a) filings have been made.

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

Item 11. Executive Compensation.

2011 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gareb Shamus (1)	2011	$76,066	$0	$0	$0	$0	$0	$0	$76,066
Former Chief Executive	2010	$76,800	$0	$0	$0	$0	$0	$299,235	$376,035
Officer and President

Terry Fields (2)	2011	$0	$0	$0	$0	$0	$0	$1,827	$1,827
Former Chief Financial	2010	$0	$0	$0	$0	$0	$0	$0	$0
Officer	2009	$0	$0	$0	$0	$0	$0	$0	$0

Michael Mathews (3)	2011	$0	$0	$0	$0	$0	$0	$0	$0
Former Executive
Chairman

(1)	Mr. Shamus was appointed on December 7, 2010, and therefore did not have any relevant compensation to report for the fiscal year ended December 31, 2009. Mr. Shamus resigned from his respective executive officer and director positions on December 1, 2011. On December 31, 2010, the Company determined that the outstanding loan and interest in the amount of $299,235 to Wizard Entertainment, was uncollectable. Because Wizard Entertainment is controlled by Gareb Shamus, the Company determined that balance should be considered compensation. The Company recorded $299,235 to compensation expense.

(2)	Mr. Fields resigned from his position as Chief Financial Officer and as a member of the Company’s board of directors on January 4, 2011.

(3)	Mr. Mathews assumed the role of the Company’s Executive Chairman on December 1, 2011. On March 19, 2012, Mr. Mathews resigned as the Company’s Executive Chairman in order to return to his role as the Company’s Chairman of the Board. Mr. Mathews was compensated through his consulting agreement as described below.

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

Pursuant to a letter of resignation dated December 1, 2011, Mr. Gareb Shamus resigned his positions as President, Chief Executive Officer and Director of the Company. Pursuant to the Employment Agreement, upon Mr. Shamus’ resignation, in addition to the reimbursement of documented, unreimbursed expenses incurred prior to such date, Mr. Shamus was entitled to the following severance benefits: accrued and unpaid Base Salary and vacation pay through the date of termination, less withholding of applicable taxes. Mr. Shamus shall have any conversion rights available under the Corporation’s Benefit Plans and as otherwise provided by law, including the Comprehensive Omnibus Budget Reconciliation Act. As of December 31, 2011, the Company owed Mr. Shamus a total of $61,840.23 in back due salary (the “Shamus Back Salary”). On or about January 15, 2012, the Company and Mr. Shamus verbally agreed that the Shamus Back Salary would be repaid in cash at a rate of $10,000 per month until there is a zero balance. As of April 13, 2012, the outstanding Shamus Back Salary equals $31,381.19.

Consulting Agreements

Mike Mathews

On March 23, 2011, the Company entered into a consulting agreement (the “Mathews Consulting Agreement”) with Mr. Mathews, the Company’s Chairman, pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Mathews Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive a total of 1,000,000 shares of the Company’s common stock, with the first 250,000 shares issued on March 23, 2011. As of April, 13, 2012, Mr. Mathews has received 500,000 shares under the Mathews Consulting Agreement.

CA Concepts

On September 1, 2011, the Company entered into a verbal agreement with California Concepts, Inc. (“Concepts”), to provide consulting services to the Company. John Macaluso, the Company’s Chief Executive Officer, is the chief executive officer of Concepts. Pursuant to the terms of the consulting agreement, Concepts was to receive $10,000 per month for the consulting services. On February 7, 2012, the Company entered into a formal written agreement, documenting the terms of the previous verbal agreement. On March 19, 2012, in conjunction with Mr. Macaluso’s appointment as the Company’s Chief Executive Officer, the consulting agreement with Concepts was terminated. Concepts received $40,000 for services rendered during the fiscal year ended December 31, 2011. For the period from January 1, 2012, until March 19, 2012, Concepts received a total of $25,384.79 for services rendered.

Outstanding Equity Awards

2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Gareb Shamus (1) Former Chief Executive Office and President	-	-	-	-	-	-		-		-	-

Terry Fields (2) Former Chief Financial Officer	-	-	-	-	-	-		-		-	-

Michael Mathews (3) Former Executive Chairman	-	-	-	-	-	750,000	(4)	0.40	(5)	-	-

(1)     Mr. Shamus resigned from his respective executive officer positions on December 1, 2011. None of Mr. Shamus’ equity awards had vested at the time of his resignation and pursuant to the terms of his employment agreement, such awards were forfeited upon his resignation.

(2)     Mr. Fields resigned from his position as Chief Financial Officer on January 4, 2011.

(3)     Mr. Mathews assumed the role of the Company’s Executive Chairman on December 1, 2011. On March 19, 2012, Mr. Mathews resigned as the Company’s Executive Chairman in order to return to his role as the Company’s Chairman of the Board.

(4)     These restricted stock award shares were issued to Mr. Mathews for his services as the Chairman of the Board.

(5)     The Company does not currently have a discernible market value for its common stock. This amount was calculated based on the Company’s past fiscal performance and the price of the Company’s recent financing transactions.

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2011.

						Non-Equity
Name						Incentive
And				Stock	Option	Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Mike Mathews	2011	$	$	$	$	$	$10,000	$10,000
Chairman

John Macaluso	2011	$	$	$	$8,076	$	$	$8,076
Director

Greg Suess	2011	$	$	$	$8,147	$	$	$8,147
Director

John Maatta	2011	$	$	$	$7,651	$	$	$7,651
Director

Vadim Mats	2011	$	$	$20,000	$8,147	$	$	$28,147
Director

Gareb Shamus	2011	$	$	$	$	$	$	$
Former Director (1)

(1) Mr. Shamus resigned as a director on December 1, 2011.

Director Agreements

The Company has entered into director agreements with each of its directors. Each director agreement commences on the date that the respective director was appointed a member of the Board and continues through the Company’s next annual stockholders’ meeting, unless automatically renewed at the option of the Board on such date that such director is re-elected to the Board. Pursuant to the director agreements entered into with our directors other than Mr. Mathews and Mr. Mats, each director is granted a non-qualified option to purchase up to 150,000 shares of the Company’s common stock. Mr. Mats’ director agreement provides for a quarterly issuance of 10,000 shares of restricted common stock. Mr. Mats was not granted non-qualified options to purchase the Company’s common stock. Mr. Mathews’ director agreement provides for a quarterly stipend of twenty thousand dollars ($20,000). Other than an initial $10,000 payment, Mr. Mathews waived the remainder of this stipend during the year ended December 31, 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of April 13, 2012, there were 35,044,878 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth information as of April 13, 2012, with respect to the beneficial ownership of our common stock by (i) each of our officers and directors, (ii) our officers and directors as a group and (iii) each person known by us to beneficially own five percent (5%) or more of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of Wizard World, Inc., 1350 Avenue of the Americas, 2nd floor, New York, NY 10019.

Title of Class	Name of Beneficial Owner (1)	Number of Shares		Percent of Class (2) (3)

Common	Michael Mathews, Chairman	857,143	(4)	2.45%
Common	Vadim Mats, Director	50,000	(5)	* %
Common	Greg Suess, Director	0	(6)	* %
Common	John Macaluso, Chief Executive Officer, Director	8,050,000	(7)	22.97%
Common	John Maatta, Director	0	(8)	* %

Common	All officers and directors as a group (5 persons)	8,957,143		25.56%

Common	4 Brothers LLC (9)	3,351,250		9.56%
Common	It’s All Normal LLC (10)	2,393,750		6.83%
Common	Pivot Media LLC (11)	3,830,000		10.93%
Common	Bristol Capital LLC (12)	2,172,759	(13)	6.20%
Common	Bristol Investment Fund Ltd. (14)	2,951,845	(15)	8.42%
Common	Robert Knie	2,400,000	(16)	6.85%
Common	The David Rosenberg Irrevocable Trust (17)	2,150,000		6.13%
Common	Eric Weisblum	1,950,000		5.56%
Common	Gem Funding LLC (18)	0	(19)	* %

Common	All officers, directors and 5% holders as a group (13 persons)	30,156,747		86.05%

* denotes less than 1%

(1)	Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities. Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.

(2)	Figures may not round up due to rounding of percentages.

(3)	Based on 35,044,878 shares of common stock issued and outstanding as of April 13, 2012.

(4)	Includes 500,000 shares issued in accordance with the Consulting Agreement, dated March 23, 2011, with the Company, pursuant to which Mr. Mathews is to receive an aggregate of 1,000,000 shares of common stock, payable in equal installments over a period of four years. This total also includes 357,143 shares of common stock held in the name of the Michael Mathews 2011 Children’s GRAT, to which Mr. Mathews is not the beneficiary nor the trustee.

(5)	This total does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 45,000 have vested.

(6)	Does not include (i) shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 45,000 have vested; (ii) 62,500 shares of common stock underlying Series A Preferred Stock; and warrants to purchase 18,750 shares of common stock at an exercise price of $0.40.

(7)	Does not include (i) shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 45,000 have vested (ii) shares issuable upon exercise of an option for 2,750,000 shares of common stock, of which 0 have vested; (iii) 250,000 shares of common stock underlying Series A Preferred Stock; (iv) warrants to purchase 75,000 shares of common stock at an exercise price of $0.40; and (v) warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.40.

(8)	Does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 45,000 have vested.

(9)	4 Brothers LLC is organized and exiting under the laws of the State of Delaware. Gareb Shamus is the managing member of 4 Brothers LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by 4 Brothers LLC.

(10)	It’s All Normal LLC is organized and exiting under the laws of the State of Delaware. Gareb Shamus is the managing member of It’s All Normal LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by It’s All Normal LLC.

(11)	Pivot Media LLC is organized and exiting under the laws of the State of Delaware. Gareb Shamus is the managing member of Pivot Media LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by Pivot Media LLC.

(12)	Bristol Capital LLC is organized and exiting under the laws of the State of Delaware. Paul Kessler is the managing member of Bristol Capital LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by Bristol Capital LLC.

(13)	This total does not include 750,000 options to purchase shares of the Company’s common stock at an exercise price of $0.40 per share.

(14)	Bristol Investment Fund Ltd., a Cayman Islands Exempted Company. Paul Kessler is the managing member of Bristol Investment Fund Ltd., and, acting alone, has voting and dispositive power over the shares beneficially owned by Bristol Investment Fund Ltd.

(15)	Does not include (i) 625,000 shares of common stock underlying Series A Preferred Stock and (ii) warrants to purchase 187,500 shares of common stock at an exercise price of $0.40.

(16)	This total does not include (i) 100,000 shares underlying a convertible promissory note in the principal amount of $40,000 (ii) 50,000 warrants at an exercise price of $0.40; and (iii) 750,000 options to purchase shares of the Company’s commons stock at an exercise price of $0.40.

(17)	The beneficiary of the trust is Natalie Schlossberg and the trustee is Mitch Schlossberg, the son of Natalie Schlossberg.

(18)	Gem Funding LLC is organized and exiting under the laws of the State of Delaware. Corie Weisblum is the managing member of Gem Funding LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by Gem Funding LLC.

(19)	This total does not include warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.40 per share.

Stock Option Issuances Under the 2011 Incentive Compensation and Award Plan

Option Grants

On May 9, 2011, as subsequently amended on September 14, 2011 and April 11, 2012, we adopted the 2011 Incentive Stock and Award Plan, which was authorized and approved by the Board, and have granted to all directors (other than our Executive Chairman Michael Mathews, who received restricted stock awards) options to purchase our common stock pursuant to the terms of their employment, consulting and/or director agreements.

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

Restricted Stock Awards

On March 23, 2011, we entered into the Consulting Agreement with our Chairman Michael Mathews, pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews received, with the first issuance of 250,000 shares occurring on March 23, 2011, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. Mr. Mathews has received 500,000 shares under the Consulting Agreement as of the date hereof.

On January 14, 2011, we entered into a director agreement with Vadim Mats. The term of the Agreement is for a one year. As compensation for his services, Mr. Mats shall receive at the end of every fiscal quarter during the Directorship Term ten thousand (10,000) shares of the Company’s restricted common stock, par value $0.0001 per share. For any period during the term that Mr. Mats does not serve a full quarter, the amount of shares of common stock issued shall be pro-rated based on the number of days during such quarter that the Mr. Mats was a member of the Company’s Board of Directors. On April 11, 2012, Mr. Mats waived his right to receive the stock award granted to him under his director agreement going forward.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 shares are common stock, par value $0.0001 per share and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”).

Common Stock

As of April 13, 2012, there were 35,044,878 shares of our common stock issued and outstanding held by 18 beneficial owners or record.

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

Series A Cumulative Convertible Preferred Stock

As of April 13, 2012, there were approximately 23,763 shares of our Series A Preferred Stock issued and outstanding held by approximately 30 shareholders of record. Each share of our Series A Preferred Stock has a stated value equal to $100.00 (the “Stated Value”).

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

If a holder of our Series A Preferred Stock notifies us of such holder’s election to convert and we do not deliver the shares of common stock issuable upon such conversion, and the holder has to buy shares of our common stock on the open market because of their obligation to deliver shares of common stock, then we will pay such holder the difference between the price paid on the open market and the Stated Value.  We will also pay interest at the annual rate of 15% for each day that we are late as well as $100 per business day for each $10,000 of Stated Value and dividend which is not timely delivered.

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

Series A Common Stock Purchase Warrants

Our Series A Common Stock Purchase Warrants (the “Warrants”) have a term of five years after their issuance date and an exercise price of $0.60 per share. As of April 13, 2012, we have warrants outstanding that are exercisable for an aggregate of up to 5,812,274 shares of our common stock. The exercise price of all Warrants issued prior to December 6, 2011, has been re-priced to $0.40 per share.

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

Non-Qualified Stock Options

Our Non-qualified Stock Options are issued pursuant to our Plan. We have issued Non-qualified Stock Options to each of our directors (other than our Chairman Michael Mathews, who received restricted stock awards), pursuant to which each director may purchase up to an aggregate of one hundred fifty thousand (150,000) shares of our Common Stock.  The Non-qualified Stock Options vests quarterly over a three (3) year period, subject to the optionee continuing to be a member of our board of directors on each applicable vesting date, and remains exercisable until 5:30 p.m. New York time on the date that is the fifth (5th) year anniversary of the date of grant. All or any part of the vested but unexercised portion of the Non-qualified Stock Option is subject to forfeiture under certain circumstances, such as in the event of a breach of insider trading rules or obligations of confidentiality, in the event that the optionee or such optionee’s affiliates competes with our Company or solicits our employees or customers, and in the event of death, disability or retirement.

Convertible Promissory Notes

Our convertible promissory notes (the “Convertible Notes”) have a term of 4 months, and an annual interest rate of 14% and a default interest rate of 18% per annum, payable on the maturity date of the Convertible Notes.  The Convertible Notes are convertible at $0.40 per share (the “Conversion Price”). For as long as the Convertible Notes are outstanding, in the event that we issue securities prior to the full conversion or payment of the Convertible Note for consideration that is less than the Conversion Price, or issue securities with a conversion or exercise price lower than the Conversion Price, then the Conversion Price is reduced to such price. The Convertible Notes may not be prepaid, converted, redeemed or called by the Company without the consent of the noteholder. The notes are currently in default.

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

Item 13. Certain Relationships and Related Transactions.

We present all possible transactions between us and our officers, directors and 5% stockholders, and our affiliates, to our Board for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties. During their year ended December 31, 2011, the Company had the following transactions with related persons reportable under Item 404 of Regulation S-K:

On May 31, 2011, the Company entered into an agreement with Toywiz, Inc. (“Toywiz”), a company run by Kenneth Shamus, brother of the Company’s former Chief Executive Officer Gareb Shamus, to monetize the Toywiz website. Under the terms of this agreement, Toywiz is paid 50% of the advertising revenue attributable to the Toywiz site, with a minimum guarantee of $5,000.00 per month.

In June 2011, the Company signed up with interclick in order to monetize the Toywiz and Wizard World websites. Prior to Yahoo!’s acquisition of interclick, Michael Mathews, the Company’s Chairman, was a member of interclick’s Board of Directors and a shareholder. During the year ended December 31, 2011, a total of $38,702.07 in ad revenue was generated from the two websites.

On June 25, 2011, the Company entered into a $250,000.00 marketing agreement with interclick, to provide online marketing services to the Company. This agreement was subsequently renegotiated down to $125,000, and was later terminated.

On September 1, 2011, the Company entered into a verbal agreement with California Concepts, Inc. (“Concepts”), to provide consulting services to the Company. John Macaluso, the Company’s Chief Executive Officer, is the chief executive officer of Concepts. Pursuant to the terms of the consulting agreement, Concepts was to receive $10,000 per month for the consulting services. On February 7, 2012, the Company entered into a formal written agreement, documenting the terms of the previous verbal agreement. On March 19, 2012, in conjunction with Mr. Macaluso’s appointment as the Company’s Chief Executive Officer, the consulting agreement with Concepts was terminated. Concepts received $40,000 for services rendered during the fiscal year ended December 31, 2011. For the period from January 1, 2012, until March 19, 2012, Concepts received a total of $25,384.79 for services rendered.

Item 14. Principal Accountant Fees and Services.

Audit Fees

(a) The aggregate fees billed by Li & Company, P.C. for the audit of the Company’s financial statements for the fiscal years ended December 31, 2011 and 2010, were $45,000 and 30,000, respectively.

Audit Related Fees

(b) Li & Company, P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2011 and 2010, respectively.

Tax Fees

(c) The aggregate fees billed by Li & Company, P.C. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2011 and $0 for the fiscal year ended December 31, 2010.

All Other Fees

(d) Li & Company, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2011 and 2010, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Purchase and Share Exchange Agreement, dated November 5, 2010, by and among GoEnergy, Inc., Strato Malamas, an individual and the majority stockholder of GoEnergy, Inc., Kick the Can Corp., a Nevada corporation, Kicking the Can, L.L.C., a Delaware limited liability company and the majority shareholder of Kick the Can Corp., and certain shareholders of Kick the Can Corp. that are signatories thereto (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2010).

3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).

3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).

4.1	Form of 2011 Series A Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

4.2	Form of Convertible Promissory Note, dated August 19, 2011 (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2011).

10.1	Director Agreement, dated January 18, 2011, by and between GoEnergy, Inc. and Vadim Mats (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2011).

10.2	Director Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.3	Consultant Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.4	Form of 2011 Series A Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

10.5	Director Agreement, dated May 9, 2011, by between Wizard World, Inc. and Greg Suess (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2011).

10.6	2011 Stock Incentive and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011.

10.7	Amendment to the 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2011).

10.8	2011 Amended and Restated Stock Incentive and Award Plan. *

10.9	Form of Non-Qualified Stock Option Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.10	Director Agreement, dated May 13, 2011, by and between Wizard World, Inc. and John Macaluso. *

10.11	Director Agreement, dated May 25, 2011, by and between Wizard World, Inc. and John Maatta.*

10.12	Employment Agreement, dated May 25, 2011, by and between Wizard World, Inc. and Gareb Shamus (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2011).

10.13	Form of Subscription Agreement, dated August 19, 2011. *

10.14	Office Service Agreement, dated January 18, 2011, by and between Kick the Can Corp. and NYC Office Suites (as filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.15	Internet Domain Name Assignment Agreement, dated January 2011, by and between Gareb Shamus Enterprises, Inc. and Kick the Can Corp. (as filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.16	Mid-Ohio Acquisition Agreement, dated November 13, 2010, by and between Kicking the Can L.L.C and GCX Holdings LLC (as filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 16, 2011).

10.17	Form of Senior Convertible Debenture, dated December 6, 2011. *

10.18	Subscription Agreement, dated December 21, 2011, by and between the Company and the Michael Mathews 2011 Children’s GRAT. *

10.19	Consultant Agreement, dated March 23, 2011, between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: April 16, 2012	By:	/s/ John Macaluso
Name: John Macaluso
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Mathews	Chairman of the Board	April 16, 2012
Michael Mathews

/s/ John Macaluso	Chief Executive Officer, Principal Executive	April 16, 2012
John Macaluso	Officer, Principal Financial Officer, Principal
Accounting Officer, Director

/s/ John Maatta	Director	April 16, 2012
John Maatta

/s/ Vadim Mats	Director	April 16, 2012
Vadim Mats

/s/ Greg Suess	Director	April 16, 2012
Greg Suess

WIZARD WORLD, INC.

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Wizard World, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Wizard World, Inc., (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 16, 2012

Wizard World, Inc.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

Assets

Current Assets
Cash	$422,135	$542,564
Accounts receivable, net	54,202	19,127
Prepaid expenses	164,135	95,306
Debt issuance costs, net	29,500	-
Total Current Assets	669,972	656,997

Property and equipment, net	8,048	6,807

Other Asset	13,375	-

Total Assets	$691,395	$663,804

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$1,214,603	$508,852
Accrued dividend	116,694	5,348
Unearned convention revenue	169,354	75,653
Notes payable - related party	-	74,983
Convertible promissory notes, net	633,146	-
Derivative liability	1,946,669	2,260,571
Total Current Liabilities	4,080,466	2,925,407

Total Liabilities	4,080,466	2,925,407

Stockholders' Deficit
Series A, convertible preferred stock, $0.0001 par value; 50,000 shares authorized, 1,550,968 and 975.968 shares issued and outstanding, respectively	155	98
Common Stock, $0.0001 par value; 200,000,000 shares authorized, 35,044,878 and 34,687,735 shares issued and outstanding, respectively	3,505	3,469
Additional paid-in capital	2,344,593	849,596
Accumulated deficit	(5,737,324)	(3,114,765)
Total Stockholders' Deficit	(3,389,071)	(2,261,602)

Total Liabilities and Stockholders' Deficit	$691,395	$663,804

See accompanying notes to financial statements

Wizard World, Inc.

 Consolidated Statements of Operations

	For the Year Ended
	December 31, 2011	December 31, 2010

Convention revenue	$3,782,124	$3,000,814

Cost of revenue	2,831,211	2,158,613

Gross profit	950,913	842,201

Operating expenses
Compensation	872,891	461,478
Consulting fees	1,462,165	-
Web development fees	815,039	-
General and administrative	958,120	721,532
Total operating expenses	4,108,215	1,183,010

Loss from operations	(3,157,302)	(340,809)

Other income (expenses)
Interest income	1,228	-
Interest expense	(331,031)	(2,738)
Bad debt recovery	199,019	-
Change in fair value of derivative liabilities	1,278,848	(1,284,643)
Total other income (expense)	1,148,064	(1,287,381)

Loss before income tax provision	(2,009,238)	(1,628,190)

Income Tax Provision	-	-

Net loss	$(2,009,238)	$(1,628,190)

Deemed dividend on Series A Convertible Preferred Stock	(111,346)	(5,348)

Net loss attributable to common stockholders	$(2,120,584)	$(1,633,538)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.06)	$(0.08)
Weighted average common shares outstanding
- basic and diluted	34,697,520	21,358,392

See accompanying notes to financial statements

WIZARD WORLD, INC.

Consolidated Statement of Stockholders' Deficit

Years Ended December 31, 2011 and 2010

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance - December 31, 2009	-	-	19,125,000	1,912	(1,911)	(505,300)	(505,299)

Issuance of shares and warrants for cash			13,802,576	1,381	1,353		2,734

Issuance of preferred stock and warrants for cash less costs of $125,500	975,968	98			850,330		850,428

Direct expense to accumulated deficit for derivative liability						(975,927)	(975,927)

Deemed dividend						(5,348)	(5,348)

Issuance of shares in recapitalization			1,760,159	176	(176)		-

Net loss						(1,628,190)	(1,628,190)

Balance - December 31, 2010	975,968	98	34,687,735	3,469	849,596	(3,114,765)	(2,261,602)

Share-based compensation					700,090		700,090

Issuance of stock for cash			357,143	36	249,964		250,000

Issuance of preferred stock and warrants for cash net of costs of $30,000	575,000	57			544,943		545,000

Direct expense to accumulated deficit for derivative liability						(501,975)	(501,975)

Deemed dividend						(111,346)	(111,346)

Net loss						(2,009,238)	(2,009,238)

Balance - December 31, 2011	1,550,968	$155	35,044,878	$3,505	$2,344,593	$(5,737,324)	$(3,389,071)

See accompanying notes to financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2011	December 31, 2010

Cash Flows From Operating Activities:
Net loss	$(2,009,238)	$(1,628,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	9,075	-
Depreciation	2,750	6,812
Change in fair value of derivative liabilities	(1,278,848)	1,284,643
Amortization of debt issuance costs	12,500	-
Accretion of debt discount	318,018	-
Share based payments	700,090	-
Changes in operating assets and liabilities:
Accounts receivable	(44,150)	(3,547)
Prepaid expenses and other long term asset	(82,204)	(71,673)
Accounts payable and accrued liabilities	705,751	63,376
Unearned convention revenue	93,701	(1,958)
Net Cash Used In Operating Activities	(1,572,555)	(350,537)

Cash Flows From Investing Activities:
Purchases of property and equipment	(3,991)	(3,577)
Net Cash Used In Investing Activities	(3,991)	(3,577)

Cash Flows From Financing Activities:
Cash overdraft
Payment of debt issuance costs	(42,000)	-
Proceeds from the issuance of convertible preferred stock	575,000	975,928
Payment of stock issuance costs	(30,000)	(125,500)
Proceeds from the issuance of stock and warrants	250,000	2,734
Proceeds from issuance of convertible notes and warrants	778,100	-
Net proceeds (repayment) of related party - notes payable	(74,983)	41,152
Net Cash Provided By Financing Activities	1,456,117	894,314

Net change in cash	(120,429)	540,200

Cash at beginning of year	542,564	2,364

Cash at end of year	$422,135	$542,564

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Direct expense to retained earnings for derivative liability	$501,975	$975,928
Debt discount recorded on convertible debt accounted for as a derivative liability	$462,971	$-
Deemed dividend	$111,346	$5,348

See accompanying notes to financial statements

Wizard World, Inc.

December 31, 2011 and 2010

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Wizard World, Inc. (Formerly Goenergy, Inc.)

Wizard World, Inc., formerly Goenergy, Inc. (“Wizard World” or the “Company”) was incorporated on May 2, 2001, under the laws of the State of Delaware.

Kick the Can Corp.

Kick The Can Corp. was incorporated on September 20, 2010, under the laws of the State of Delaware.

Kicking the Can, L.L.C.

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

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

The Company	As of December 31, 2010 and 2009 and for the years then ended

KTC Corp.	As of December 31, 2011 and 2010 and for the years then ended

Kicking the Can L.L.C.	As of December 31, 2011 and 2010 and for the years then ended

Wizard Conventions, Inc.	As of December 31, 2011 and 2010 and for the years then ended

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to property and equipment, income tax rate, income tax provision, deferred tax assets allowance of deferred tax assets and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011 and 2010.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2011:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,946,669	$-	$-	$1,946,669	$1,946,669

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2010:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,260,571	$-	$-	$2,260,571	$2,260,571

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2010	$2,260,571	$2,260,571
Total gains or losses (realized/unrealized)
included in net loss	(1,278,848)	(1,278,848)
Purchases, issuances and settlements	964,946	964,946
Transfers in and/or out of Level 3	-	-
Balance, December 31, 2011	$1,946,669	$1,946,669

During the year ended December 30, 2011 and 2010, the company recorded the value of the derivative liability associated with the features embedded in the Series A Cumulative Convertible Preferred Stock directly to retained earnings, similar to a deemed dividend.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate employee termination behavior. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•	Expected volatility of the entity’s shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 during the years ended December 31, 2011 and 2010..

Net Income (Loss) per Common Share

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the years ended December 31, 2011 and 2010 as they were anti-dilutive:

	December 31, 2011	December 31, 2010
Convertible preferred stock	3,877,500	2,400,000
Convertible notes	1,945,373	-
Stock purchase warrants	5,000,000	2,000,000
Stock options	450,000	-
Warrants issued with the convertible preferred stock and notes	1,464,588	688,892
Warrants issued with convertible promissory notes	566,436	-
Total	13,303,897	5,088,892

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

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2011, and had a net loss and net cash used in operating activities for the year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010	Estimated Useful Life

Furniture and fixtures	-	47,844	5 years
Computer Equipment	10,206	70,662	3 years

	10,206	118,506
Less: Accumulated depreciation	(2,158)	(111,699)
	$8,048	$6,807

Depreciation Expense

Depreciation expense for the years ended December 31, 2011 and 2010 was $2,750 and $6,812, respectively. During the year ended December 31, 2011, the company abandoned certain assets when the company moved offices.

Note 5 - Notes Payable – Related Party

The Company had notes payable to a related party. The notes were secured by all assets of the Company, non-interest bearing and due on demand.

Notes payable – related party at December 31, 2011 and 2010, consisted of the following:

	December 31, 2011	December 31, 2010

Notes payable	$-	$74,983

	$-	$74,983

Note 6 – Convertible Promissory Notes

On August 19, 2011, Wizard World entered into stock subscription agreements with certain investors in connection with an offering of up to $455,000 principal amount of Convertible Promissory Notes, with $453,100 being issued.  The Notes accrue interest at an annual rate of 14% and are due four months from the issuance date.  The Notes are convertible at $0.60 per share price. These notes are currently in default.

In conjunction with the Notes, each investor was granted a Series A Common Stock Purchase Warrant exercisable for one share of common stock of the Company for each $2.00 of investment.  The Warrants have a five year term and are exercisable at $.60 per share, which may be paid via a cashless exercise.

On December 6, 2011, Wizard World entered into stock subscription agreements with accredited investors, for the issuance and sale of an aggregate of $325,000 in Senior Convertible Debentures. The Debentures bear interest at six percent (6%) per annum maturing February 28, 2012. The notes, at issuance, gave rise to a debt discount of $206,375 which is being amortized over the lives of the notes. The unamortized balance at December 31, 2011 was $144,954.

On March 30, 2012, the December 6, 2011 Debentures converted into shares of the Company’s Series A Cumulative Convertible Preferred Stock, par value $0.0001, at $0.40 per shares.

Note 7 - Commitments and Contingencies

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

Note 8 – Stockholders’ Deficit

Series A Cumulative Convertible Preferred Stock

Immediately after the Share Exchange, the Company entered into subscription agreements with certain subscribers for the issuance and sale of (i) of $975,928 in Series A Cumulative Convertible Preferred Stock with the rights and preferences set forth in the Certificate of Designation, convertible into shares of common stock at $0.40 per share; and (ii) Warrants to purchase shares of the Company’s common stock.

The Company paid $125,500 in stock issuance costs to complete the convertible preferred stock and warrant raise.

On April 18, 2011, the Company entered into subscription agreements with certain subscribers for the issuance and sale of (i) $575,000 in Series A Cumulative Convertible Preferred Stock with the rights and preferences set forth in the Certificate of Designation, convertible into shares of common stock at $0.40 at per share; and (ii) Warrants to purchase shares of the Company’s common stock.

The Company paid $30,000 in stock issuance costs to complete the convertible preferred stock and warrant raise.

Common Stock

On December 17, 2010, the Company entered into a financial reporting services agreement with Brio Financial Group (“Brio”) expiring December 31, 2011.  Pursuant to the agreement the Company is required to pay the firm $4,500 per month. In addition, a retainer of $8,000 is included in prepaid expenses as of December 31, 2010 and was expensed during the year ended December 31, 2011. The Company also agreed to issue Brio 30,000 shares of restricted common stock per quarter payable at the end of each quarter. 30,000 shares per quarter for the years ended December 31, 2010 and for the year ended December 31, 2011 were valued at $0.40 - $0.60 per share, or $72,000 in the aggregate, and recorded as consulting expense for the year ended December 31, 2011. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

On January 14, 2011, the directors of the Company approved by unanimous written consent and the stockholders of the Company holding a majority in interest of the Company’s voting equity approved by written consent the appointment of Mr. Vadim Mats as a member of the Board of Directors of the Company, effective as of January 14, 2011. Mr. Mats earns 10,000 shares of the company’s common stock quarterly. As of December 31, 2011, the Company is yet to issue Mr. Mats 40,000 shares of common stock. The Company has valued the issuance and has recorded and accrual of $20,000.

On February 1, 2011, the Company entered into an engagement letter with Lucosky Brookman (“Lucbro”) to provide legal services with respect to certain securities work. Pursuant to the agreement the Company is required to pay the firm $4,000 per month along with 5,000 shares of the Company’s common stock. The Company also agreed to issue Lucbro 150,000 shares of restricted common upon execution of the agreement. The 205,000 shares for the year ended December 31, 2011 were valued at $0.40 - $0.60 per share, or $88,000 in the aggregate, and recorded as consulting expense for the year ended December 31, 2011. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

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

On March 23, 2011, the Company entered into a Consulting Agreement with Mr. Mathews pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive, with the first issuance of 250,000 shares occurring on March 23, 2011, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. As of December 31, 2011, the Company is yet to issue Mr. Mathews 437,500 shares of common stock per the vesting arrangement. The Company has valued the issuance and has recorded and accrual of $200,000.

On March 23, 2011, the Company entered into a Consulting Agreement with Brad Powers pursuant to which Mr. Powers will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Powers shall receive 62,500 shares of restricted Company common stock upon execution of the agreement and an additional 62,500 restricted shares of the Company’s common stock, issuable in annual installments on the anniversary of the execution of the agreement. The 109,375 shares for the year ended December 31, 2011 were valued at $0.40 - $0.60 per share, or $50,000 in the aggregate, and recorded as consulting expense for the year ended December 31, 2011. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

On December 21, 2011, Wizard World, entered into a stock subscription agreement with one investor, the Michael Mathews 2011 Children’s GRAT (the “Trust”).  Michael Mathews is the Company’s Executive Chairman.  Pursuant to the terms of the Agreement, the Company issued 357,143 shares of the Company’s common stock, par value $0.001 per share, at $0.70 per share, for a total subscription price of $250,000.

Warrants

On January 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40 per share. As of December 31, 2011, the Company expensed $222,761 to consulting expense for this issuance.

On January 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40 per share. As of December 31, 2011, the Company expensed $222,761 to consulting expense for this issuance.

On March 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that Consultant provide to the Company. The Term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40 per share. As of December 31, 2011, the Company expensed $222,761 to consulting expense for this issuance.

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	2,688,892	$0.40
Exercisable – December 31, 2010	2,688,892	$0.40
Granted	4,342,132	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2011	7,031,024	$0.40
Exercisable – December 31, 2011	7,031,024	$0.40

Warrants Outstanding				Warrants Exercisable

Range of	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
exercise price
$0.40	7,031,024	4.42	$0.40	7,031,024	$0.40

At December 31, 2011 and 2010 the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

Note 9 – Income Tax Provision

Deferred Tax Assets

At December 31, 2011, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $1,237,000 that may be used to offset future taxable income through the fiscal year ending December 31, 2030. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $420,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $420,000.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $239,000 and $9,000 for the years ended December 31, 2010 and 2009.

Components of deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$420,000	$181,000
Less valuation allowance	(420,000)	(181,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On March 30, 2012, the Company closed on a first round of financing related to an offering of up to $2,000,000 of the Company’s Series A Cumulative Convertible Preferred Stock, by entering into subscription agreements with ten (10) accredited investors for the issuance and sale of (i) an aggregate of $825,000 in Series A Preferred and (ii) Series A Common Stock Purchase Warrants, on the basis of one warrant for every $2.00 of investment.

In connection with the Closing, and pursuant to mandatory conversion feature of those certain Senior Convertible Debentures in the aggregate amount of $325,000, issued on December 6, 2011, the Debentures were mandatorily converted (into shares of Series A Preferred and Warrants upon the same terms of the Offering. A total of 3,250 shares of Series A Preferred and 162,500 Warrants were issued by the Company to the Debenture Investors pursuant to the Mandatory Conversion.

