Form 10-K/A
period 2010-12-31
Wizard World, Inc.
filed 2012-04-23
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☒  No ☐

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

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on a closing price of $0.75 was $1,781,899.50.  As of April 20, 2012, the registrant had 35,044,878 shares of its common stock, par value $0.0001 per share, outstanding.

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

Kick The Can Corp. was incorporated in Nevada on September 20, 2010. Kicking The Can, L.L.C. was formed in Delaware on April 17, 2009. It also has not undergone any bankruptcy, receivership or similar proceeding, or any material reclassification, merger, consolidation, or purchase of a significant amount of assets. It sold a significant amount of its assets, namely the production rights to certain comic cons in certain cities pursuant to an asset purchase agreement, to Kick The Can Corp. on September 29, 2010. Wizard Conventions, Inc. was originally incorporated under the name Entertainment Conventions, Inc. in New York on February 27, 1997. Entertainment Conventions, Inc. changed its name to Wizard Conventions, Inc. on October 1, 2001.

On January 31, 2011, management of Wizard Conventions, Inc. ceased operations under such entity and continued the convention operation under the Kick The Can Corp. entity. Kicking The Can L.L.C. never officially commenced operations, never had employees and never produced a comic con event. Due to these circumstances, management concluded that Wizard Conventions, Inc. recapitalized into Kick The Can Corp despite no formal legal agreement between the parties.

The description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by the full text of Exhibit 2.1 to this Current Report on Form 8-K/A, which is herein incorporated by reference.

We borrowed an aggregate of $200,000 from four lenders and issued to such lenders convertible demand promissory notes (collectively, the “Notes”) made as of November 5, 2010 (the “Issuance Date”). Unless mandatorily converted, the Notes were convertible at any time after the sixtieth (60th) day after the Issuance Date at a conversion price of $.40 (the “Conversion Price”). In the event we raise $600,000 or more pursuant to a private placement (the “Qualified Offering”), the principal and accrued interest of each Note is mandatorily converted into our capital stock having the same terms (e.g., same class or series and having the same rights and privileges) as the securities issued pursuant to our private placement. Further, in the event that we issue capital stock for a purchase price that is less than the Conversion Price or we issue securities that are convertible or exercisable into our capital stock at a conversion price or exercise price, as applicable, that is lower than the Conversion Price, the Conversion Price is automatically reduced to such lower price. The holders of the Notes also have piggyback registration rights such that if we at any time file a registration statement, the underlying common stock of the Notes must also be included in such registration statement. The Notes were mandatorily converted on December 7, 2011 when the Company raised an aggregate of $775,000 from the issuance of Series A Cumulative Convertible Preferred Stock (“Series A Preferred”).

Together with the Notes, we also issued to each lender a common stock purchase warrant (each a “Warrant” and collectively, the “Warrants”) that is exercisable at any time on or after a Qualified Offering and during the one year period after the issuance of the warrant. Such Warrant is exercisable into the same number of shares as are issuable upon conversion of the corresponding Note at an exercise price of $0.60 (the “Exercise Price”), which may be paid through a cashless exercise. The Exercise Price is proportionately adjusted in the event of, among other things, a stock split, the issuance of a stock dividend, subsequent equity sales and subsequent rights offerings.

The description of the Notes and Warrants herein does not purport to be complete and is qualified in its entirety by the full text of Exhibits 10.13 and 4.3, respectively, of this Current Report on Form 8-K/A, which are incorporated herein by reference.

On March 18, 2011, we formed a wholly owned subsidiary called Wizard World Digital, Inc. (“Digital”). Among other things, Digital (i) monitors and sends emails to our fan database, (ii) manages our website www.wizardworld.com and our online accounts (e.g., Twitter and Facebook) and (iii) produces our organically-developed online newsletter called Wizard World Digital.

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

On November 13, 2010, the Company acquired the production rights to the Mid-Ohio Comic Con from GCX Holdings. The total consideration for the acquisition was $77,500, of which $60,000 was the initial purchase price, payable in royalties consisting of 25% of the first $40,000 of exhibitor revenue, plus 10% of the exhibitor revenue over $40,000, with a $60,000 cap on cumulative payments. Additionally, we agreed to a five-year consulting agreement for $3,500 per year, payable in annual installments commencing in the year after the $60,000 initial purchase price had been paid in full. The production cost of the 2011 Mid-Ohio Comic Con was approximately $160,000, which we funded out of existing cash and cash flow from our Company’s operations and proceeds from ticket sales and exhibitor sales prior to the event.

Strategy

Our objective is to use our Comic Cons and Wizard World Digital to become the voice for pop culture enthusiasts across multiple media platforms. Key elements of our strategy include:

•	producing high quality live multimedia events across North America for promotion of consumer products and entertainment;
•	leveraging all the content created and generated at the live multimedia events to enter the media market and distribute the content in digital media such as websites, apps, emails, newsletters, Facebook, Twitter, Flickr, Tumblr and YouTube; and
•	obtaining sponsorships and promotions from media and entertainment companies for the Comic Cons, including:
o	expanding our relationships with entertainment and media companies; and
o	forming strategic relationships with new media and entertainment companies to promote their products.

We receive revenue from our Comic Cons in three (3) ways, namely from (i) consumer ticket sales; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. Generally, 95% of our revenue comes from Live Conventions through ticket sales, exhibitor sales and dealer sales, and 5% come from Sponsorships and Promotions. Our business plan is to generate additional revenues from advertising sales on all of Wizard World Digital’s media properties. We began realizing revenue from our digital properties during the fourth quarter 2011. We expect that digital media revenues will primarily be earned through offering advertisers the ability to place banner ads on our digital media properties, priced on a standard cost-per-thousand (“CPM”) basis.

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

Promotions . Promotional opportunities include product placement and brand associations on-site at the Comic Cons. As our brand grows, we hope to earn revenues by co-promoting, for example, a movie at one of our Comic Cons, with entertainment and media companies and brands seeking to benefit from the popularity of the Comic Cons and the exposure received from appearing at them. We have not and do not enter into formal agreements with respect to co-promotion with other parties.

Digital Media. We produce a number of digital media properties, including our website www.wizardworld.com, emails, newsletters, iPad app, Facebook, YouTube, Twitter, Flickr and Tumblr to create awareness of our Comic Cons and provide updates to our fans and consumers. We also use our website www.wizardworld.com to a large extent to provide a source for the latest Comic Con news and information. Display advertising is offered to brand advertisers across all our digital media properties, priced on a traditional CPM basis.

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

Regulation

Typically, we do not have to obtain permits to operate the Comic Cons. The convention centers at which such events occur obtain any required permits and cover fire safety and occupancy matters as part of the rental agreement. Crowd control varies by location and is either provided by the convention center’s personnel or by a third party security service recommended by the convention center. The convention centers do, however, require liability insurance, which Conventions has obtained and maintained.

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

Sales and Marketing Strategy

We promote our Comic Cons through a wide variety of media outlets, such as local radio and TV stations, newspapers, fan websites and blogs. We also use online social networks such as Facebook, Twitter, YouTube, Flickr and Tumblr, and an iPad app to reach our fans and provide updates. Further, we promote our Comic Cons on our website www.wizardworld.com and through our email database. We currently sell to prospective corporate sponsors and advertisers through our direct sales force. In coming months, we plan to augment our direct sales force through the utilization of third party representation firms and digital ad networks to help sell display advertising on our digital properties.

Subsequent Business Operations

In late 2011, we began to leverage the popularity of our Comic Cons to use as a springboard to enter the digital media market. Specifically, in September 2011, we launched our new digital entertainment ad network called the “Wizard World Digital Entertainment Network,” which is comprised of two websites; www.wizardworld.com and www.toywiz.com, and the Wizard World email database. The Wizard World Digital Entertainment Network will offer display advertising to brand advertisers, priced on a traditional cost-per-thousand (CPM) ad impression basis. The Wizard World Digital Entertainment Network plans to represent both its owned and operated site, www.wizardworld.com, as well as third-party sites such as www.toywiz.com. The Company expects to sign up several more third-party sites in 2012 and beyond to grow our vertical entertainment ad network business.

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

In September 2011 we launched our new digital entertainment ad network called the “Wizard World Digital Entertainment Network,” which is comprised of two websites located at www.wizardworld.com and www.toywiz.com, as well as the Wizard World email database. The Wizard World Digital Entertainment Network will offer display advertising to brand advertisers, priced on a traditional CPM ad impression basis. We plan to work with display advertising networks and third party representation firms, and to hire four direct sales employees over the next 12 months to maximize the monetization of the Wizard World Digital Entertainment Network. We have no signed agreements to date with third-party representation firms. Third-party representation firms represent several web publishers (such as Wizard World), selling their display advertising inventory to brand advertisers and/or advertising agencies. These third-party representation firms obtain a revenue share from the web publisher for any revenue earned through their sales efforts. Wizard World is currently working with interclick, inc. (ad network) to monetize Wizard World’s display advertising inventory.

In 2011, we invested over $850,000 in technical development costs to launch the Wizard World Digital Entertainment Network.

To date, we have been able to raise financing to implement our growth plans by issuing capital stock and warrants through private placements. We plan to continue to obtain financing, when needed, from private placements from time to time, and/or from other traditional financing sources, including, specifically, a Series A Cumulative Convertible Preferred Stock and term notes. We plan to use the proceeds from any private placements for working capital and to expand our business including the build out of all of the Wizard World Digital Entertainment Network’s digital assets, which include an e-mail database and system and newly developed entertainment website (www.wizardworld.com).

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

The loss of the services of our key employees and directors, particularly the services rendered by John Macaluso, our Chief Exective Officer, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees and directors.  In particular, we are heavily dependent on the continued services of John Macaluso, our Chief Executive Officer.  The loss of Mr. Macaluso or other members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry, could harm our business.

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

As of December 31, 2010, our executive officers, directors and principal stockholders who beneficially own 5% or more of our outstanding common stock, in the aggregate, approximately [—]% of our outstanding common stock.  These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

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

Quarter ended	Low Price	High Price

March 31, 2009	$0.075	$0.510
June 30, 2009	$–	$–
September 30, 2009	$0.333	$0.333
December 31, 2009	$0.400	$0.450
March 31, 2010	$–	$–
June 30, 2010	$0.030	$0.200
September 30, 2010	$–	$–
December 31, 2010	$0.150	$0.650
March 31, 2011	$0.650	$0.750
June 30, 2011	$0.750	$0.750
September 30, 2011	$–	$–
December 31, 2011	$0.750	$0.750

(b) Holders

As of December 31, 2010, a total of 34,687,735 shares of the Company’s common stock are currently outstanding held by approximately 18 shareholders of record.

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

  __________________________

(1)	Excludes shares of restricted stock issued under the Plan.

As of April 20, 2012, we have issued the following stock options and grants under the Plan:

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

  _____________________________

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

Gareb Shamus, age 41, President Chief Executive Officer, Chairman

Gareb Shamus has been our President, Chief Executive Officer and Director since the consummation of the Share Exchange. Prior to joining our Company, Mr. Shamus founded in 1991 Gareb Shamus Enterprises, Inc. (d/b/a Wizard Entertainment), where he is currently CEO. Mr. Shamus is also the operating manager of Kicking the Can, L.L.C., our majority shareholder. In addition, Mr. Shamus co-founded in 2009 and is a director of PGM Media, LLC, which produces an online newsletter called GeekChicDaily.com. Mr. Shamus was largely responsible for establishing Conventions’ business of producing media and pop culture conventions across North America. Mr. Shamus's extensive experience in the production of Comic Cons and his popularity in the Comic Con and pop culture convention world make Mr. Shamus an asset to the Company's business. Mr. Shamus earned a Bachelor of Arts in Economics and graduated magna cum laude from the State University of New York at Albany. Mr. Shamus resigned from all of his respective positions on December 31, 2011.

Terry Fields, age 67, Chief Financial Officer, Director

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

The following table discloses our directors and executive officers as of April 20, 2012. There are no familial relationships between or among the directors or executive officers of the Company.

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

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE YEAR

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Terry Fields Former Pres., CEO, CFO and Secretary (1)	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Gareb Shamus Former Pres. & CEO (2)	2009	60,000	0	0	0	0	0	0	60,000
	2010	76,800	0	0	0	0	0	299,235	376,035

(1)	Mr. Fields resigned from his position as Chief Financial Officer and as a member of the Company’s board of directors on January 4, 2011.

(2)	Mr. Shamus was not appointed President and Chief Executive Officer of the Company until December 7, 2010, but was the Chief Executive of Conventions during the periods presented above . Mr. Shamus resigned from his respective executive officer and director positions on December 1, 2011. On December 31, 2010, the Company determined that the outstanding loan and interest in the amount of $299,235 to Wizard Entertainment, was uncollectable. Because Wizard Entertainment is controlled by Gareb Shamus, the Company determined that balance should be considered compensation. The Company recorded $299,235 to compensation expense.

Shamus Agreements

The Company entered into an employment agreement, effective May 25, 2011 (the “Employment Agreement”), with Mr. Gareb Shamus, pursuant to which he was to serve as the Company’s Chief Executive Officer and President. The term of the employment was for a period of three (3) years and automatically renewed for additional one (1) year periods unless either Mr. Shamus or the Company gave written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current term.

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

Further, on May 25, 2011, the Company also entered into a director agreement (the “Shamus Director Agreement”) with Mr. Shamus. The term of the Shamus Director Agreement commenced on May 25, 2011 and was to continue through the Company’s next annual stockholders’ meeting. The Shamus Director Agreement, at the option of the Board, could be automatically renewed on such date that Mr. Shamus was re-elected to the Board.

For Mr. Shamus’ service on the Board, he received, upon execution of the Shamus Director, and in accordance with a Non-Qualified Stock Option Agreement, entered into as of May 25, 2011, by and between the Company and Mr. Shamus, a non-qualified stock option to purchase up to one hundred and fifty thousand (150,000) shares of the Company’s common stock, par value $0.0001 per share, at an exercise price per share equal to the closing price of the Company’s common stock on the execution date of the Shamus Director Agreement. The option was exercisable for a period of five years and was to vest 33% annually over a period of three (3) years, pro-rated for the number of days Mr. Shamus served on the Board.

Pursuant to a letter of resignation dated December 1, 2011, Mr. Gareb Shamus resigned from his positions as President and Chief Executive Officer pursuant to section 5(a)(iv) of the Employment Agreement (at Mr. Shamus’ option). As such, Mr. Shamus was only entitled to the reimbursement of documented, unreimbursed expenses incurred prior to such date, accrued and unpaid Base Salary and vacation pay through the date of termination, less withholding of applicable taxes. Mr. Shamus also resigned from his position on the Board in his letter of resignation dated December 1, 2011, with none of his options having yet vested. As such, Mr. Shamus forfeited all options under his stock option agreement.

Subsequent to the Employment Agreement’s termination, Mr. Shamus executed a mutual release with the Company, pursuant to which Mr. Shamus released any and all prior or existing claims he may have against the Company, monetary or otherwise. Notwithstanding the release agreement, on or about January 15, 2012, the Company and Mr. Shamus verbally agreed that any past due salary previously owed to Mr. Shamus would be repaid in cash at a rate of $10,000 per month, until there is a zero balance. As of April 20, 2012, the outstanding back salary equals $21,381.19.

Director Agreements

During the fiscal year ended December 31, 2010, there were no agreements with any of the Company’s directors. Subsequent to fiscal year end December 31, 2010, the Company has entered into director agreements with each of its directors. Each director agreement commences on the date that the respective director was appointed a member of the Board and continues through the Company’s next annual stockholders’ meeting, unless automatically renewed at the option of the Board on such date that such director is re-elected to the Board.  Pursuant to the director agreements entered into with our directors other than Mr. Mathews, our Chairman, each director is granted a non-qualified option to purchase up to 150,000 shares of the Company’s common stock.  Mr. Mathews’ director agreement provides for a quarterly stipend of twenty thousand dollars ($20,000).

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of April 20, 2012, there were 35,044,878 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth information as of April 20, 2012, with respect to the beneficial ownership of our common stock by (i) each of our officers and directors, (ii) our officers and directors as a group and (iii) each person known by us to beneficially own five percent (5%) or more of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of Wizard World, Inc., 1350 Avenue of the Americas, 2nd floor, New York, NY 10019.

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

 ____________________________

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

In conjunction with the director agreements and indemnification agreements described above, we entered into a Non-qualified Stock Option Agreement (“Stock Option Agreement”) with each director (other than Mr. Mathews), pursuant to which the director was granted a non-qualified stock purchase option (the “Non-qualified Option”) to purchase up to an aggregate of one hundred fifty thousand (150,000) shares of our common stock, subject to the terms and conditions of the Plan.  The exercise price for the Non-qualified Option is the closing price of the Company’s common stock on the execution date of the director agreement.  The Non-qualified Option is exercisable for a period of five years and vests in equal amounts over a period of three (3) years at the rate of twelve thousand five hundred (12,500) shares per fiscal quarter at the end of such quarter, and pro-rated for the number of days the director served on the Board during such fiscal quarter.  Notwithstanding the foregoing, if the director ceases to be a member of Board at any time during the three (3)-year vesting period for any reason (such as resignation, withdrawal, death, disability or any other reason), then any un-vested portion of the Non-qualified Option shall be irrefutably forfeited.

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

Common Stock

As of December 31, 2010, a total of 34,687,735 shares of the Company’s common stock are currently outstanding held by approximately 16 shareholders of record. As of April 20, 2012, there were 35,044,878 shares of our common stock issued and outstanding held by approximately 18 beneficial owners

Voting Rights

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

Series A Cumulative Convertible Preferred Stock

As of April 20, 2012, there were approximately 23,763 shares of our Series A Preferred Stock issued and outstanding held by approximately 30 shareholders of record.  Each share of our Series A Preferred Stock has a stated value equal to $100.00 (the “Stated Value”).

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

Series A Common Stock Purchase Warrants

Our Series A Common Stock Purchase Warrants (the “Warrants”) have a term of five years after their issuance date and an exercise price of $0.60 per share. As of April 20, 2012, we have warrants outstanding that are exercisable for an aggregate of up to 5,812,274 shares of our common stock. The exercise price of all Warrants issued prior to December 6, 2011, has been re-priced to $0.40 per share.

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

Item 13.  Certain Relationships and Related Transactions.

Below is a discussion of the Company’s certain relationships and transactions for the fiscal year ended December 31, 2010:

Gareb Shamus, our President, CEO and a Director, is also the CEO of Conventions.

On October 27, 2010, Kick The Can Corp entered into a promissory note with Gareb Shamus Enterprises (dba Wizard Entertainment, Inc.), a related party of the Company’s chief executive officer, for $329,807 (which was also the largest aggregate amount of principal outstanding during the period to date). The loan bears interest at 6% per annum and matures on October 27, 2012. The note is secured by all assets of Gareb Shamus Enterprises. The principal amount of $329,807 is currently outstanding and interest in the amount of 11,079.84 has accrued and is payable. On December 31, 2010, the Company determined that the outstanding loan and interest in the amount of $299,235 to Gareb Shamus Enterprises, was uncollectable. Because GAreb Shamus Enterprises is controlled by Gareb Shamus, the Company determined that balance should be considered compensation. The Company recorded $299,235 to compensation expense.

On December 1, 2010, Kick The Can Corp entered into a promissory note with Gareb Shamus Enterprises, a related party of the company’s chief executive officer, for $114,384 (which was also the largest aggregate amount of principal outstanding during the period to date). The loan bears interest at 6% per annum and matures on December 1, 2011. The note is secured by all assets of Gareb Shamus Enterprises. The principal amount of $16,676.59 is currently outstanding and interest in the amount of $974.34 has accrued and is payable.

On December 1, 2010, Gareb Shamus Enterprises, a related party of the Company’s chief executive officer, advanced Wizard Conventions $60,000. The advance bears no interest and is due on demand.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Purchase and Share Exchange Agreement, dated November 5, 2010, by and among GoEnergy, Inc., Strato Malamas, an individual and the majority stockholder of GoEnergy, Inc., Kick the Can Corp., a Nevada corporation, Kicking the Can, L.L.C., a Delaware limited liability company and the majority shareholder of Kick the Can Corp., and certain shareholders of Kick the Can Corp. that are signatories thereto (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2010).

3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).

3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).

4.1	Form of 2011 Series A Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

4.2	Form of Convertible Promissory Note, dated August 19, 2011 (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2011).

10.1	Director Agreement, dated January 18, 2011, by and between GoEnergy, Inc. and Vadim Mats (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2011).

10.2	Director Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.3	Consultant Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.4	Form of 2011 Series A Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

10.5	Director Agreement, dated May 9, 2011, by between Wizard World, Inc. and Greg Suess (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2011).

10.6	2011 Stock Incentive and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011.

10.7	Amendment to the 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2011).

10.8	2011 Amended and Restated Stock Incentive and Award Plan. (as filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012)

10.9	Form of Non-Qualified Stock Option Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.10	Director Agreement, dated May 13, 2011, by and between Wizard World, Inc. and John Macaluso. (as filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012)

10.11	Director Agreement, dated May 25, 2011, by and between Wizard World, Inc. and John Maatta. (as filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012)

10.12	Employment Agreement, dated May 25, 2011, by and between Wizard World, Inc. and Gareb Shamus (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2011).

10.13	Form of Subscription Agreement, dated August 19, 2011. (as filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012)

10.14	Office Service Agreement, dated January 18, 2011, by and between Kick the Can Corp. and NYC Office Suites (as filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.15	Internet Domain Name Assignment Agreement, dated January 2011, by and between Gareb Shamus Enterprises, Inc. and Kick the Can Corp. (as filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.16	Mid-Ohio Acquisition Agreement, dated November 13, 2010, by and between Kicking the Can L.L.C and GCX Holdings LLC (as filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 16, 2011).

10.17	Form of Senior Convertible Debenture, dated December 6, 2011. (as filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012)

10.18	Subscription Agreement, dated December 21, 2011, by and between the Company and the Michael Mathews 2011 Children’s GRAT (as filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012)

10.19	Consultant Agreement, dated March 23, 2011, between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

10.20	Director Agreement, dated May 25, 2011, by and between Wizard World, Inc. and Gareb Shamus. *

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: April 20, 2012	By:	/s/ John Macaluso
Name: John Macaluso
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Macaluso	Chief Executive Officer, Principal Executive Officer,	April 20, 2012
John Macaluso	Principal Financial Officer, Principal Accounting Officer, Director

/s/ Michael Mathews	Chairman of the Board	April 20, 2012
Michael Mathews

/s/ John Maatta	Director	April 20, 2012
John Maatta

/s/ Vadim Mats	Director	April 20, 2012
Vadim Mats

/s/ Greg Suess	Director	April 20, 2012
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

See accompanying notes to the consolidated financial statements

WIZARD CONVENTIONS, INC.

Consolidated Statement of Stockholders' Deficit

Years Ended December 31, 2010 and 2009

							Total
							Stockholders'
	Preferred Stock		Common Stock		Additional	Accumulated	Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Deficit)

Balance – December 31, 2008	-	$-	19,125,000	$1,912	$(1,911)	$324,325	$324,326

Net loss					-	(829,625)	(829,625)

Balance – December 31, 2009	-	-	19,125,000	1,912	(1,911)	(505,300)	(505,299)

Issuance of shares and warrants for cash			13,802,576	1,381	1,353		2,734

Issuance of preferred stock and warrants for cash less costs of $125,500	975,968	98			850,330		850,428

Direct expense to accumulated deficit for derivative liability						(975,927)	(975,927)

Deemed dividend						(5,348)	(5,348)

Issuance of shares in recapitalization			1,760,159	176	(176)		-

Net loss						(1,628,190)	(1,628,190)

Balance – December 31, 2010	975,968	$98	34,687,735	$3,469	$849,596	$(3,114,765)	$(2,261,602)

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

Note 9 – Subsequent Events

Stock Subscription Agreements

On December 21, 2011, Wizard World, entered into a stock subscription agreement with one investor, the Michael Mathews 2011 Children’s GRAT (the “Trust”).  Michael Mathews is the Company’s Chairman.  Pursuant to the terms of the Agreement, the Company issued 357,143 shares of the Company’s common stock, par value $0.001 per share, at a per share subscription price of $0.70 per share, for a total subscription price of $250,000.

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

