Form 10-Q
period 2012-03-31
Wizard World, Inc.
filed 2012-05-15
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

As of May 14, 2012, there were 35,044,878 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WIZARD WORLD, INC.

March 31, 2012 and 2011

Wizard World, Inc.

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)

Assets

Current Assets
Cash	$883,279	$422,135
Accounts receivable, net	65,138	54,202
Prepaid expenses	468,998	164,135
Debt issuance costs, net	-	29,500
Total Current Assets	1,417,415	669,972

Property and equipment, net	7,197	8,048

Other Asset	13,375	13,375

Total Assets	$1,437,987	$691,395

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$1,320,751	$1,214,603
Accrued dividend	170,565	116,694
Unearned convention revenue	491,052	169,354
Convertible promissory notes, net	453,100	633,146
Derivative liability	2,239,399	1,946,669
Total Current Liabilities	4,674,867	4,080,466

Total Liabilities	4,674,867	4,080,466

Stockholders' Deficit
Series A, convertible preferred stock, $0.0001 par value; 50,000 shares authorized 27,010 and 15,510 shares issued and outstanding, respectively	270	155
Common Stock, $0.0001 par value; 200,000,000 shares authorized, 35,044,878 shares issued and outstanding, respectively	3,505	3,505
Additional paid-in capital	3,372,951	2,344,593
Accumulated deficit	(6,613,606)	(5,737,324)
Total Stockholders' Deficit	(3,236,880)	(3,389,071)

Total Liabilities and Stockholders' Deficit	$1,437,987	$691,395

See accompanying notes to financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)

Convention revenue	$520,155	$536,656

Cost of revenue	366,760	663,806

Gross profit (loss)	153,395	(127,150)

Operating expenses
Compensation	181,296	178,521
Consulting fees	150,387	516,262
General and administrative	176,736	194,069
Total operating expenses	508,419	888,852

Loss from operations	(355,024)	(1,016,002)

Other income (expenses)
Interest income	-	1,228
Interest expense	(174,657)	(359)
Bad debt recovery	-	179,763
Change in fair value of derivative liabilities	225,778	1,408,494
Total other income (expense)	51,121	1,589,126

Net income (loss)	(303,903)	573,124

Deemed dividend on Series A Convertible Preferred Stock	(53,871)	(19,251)

Net income (loss) attributable to common stockholders	$(357,774)	$553,873

Net income (loss) per common share attributable to common stockholders - basic and diluted	$(0.01)	$0.02
Weighted average common shares outstanding - basic and diluted	35,044,878	34,687,735

See accompanying notes to financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2012	March 31, 2012
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net loss	$(303,903)	$573,124
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	851	989
Change in fair value of derivative liabilities	(225,778)	(1,408,494)
Amortization of debt issuance costs	29,500	-
Accretion of debt discount	144,954	-
Share based payments	20,723	233,588
Changes in operating assets and liabilities:
Accounts receivable	(10,936)	6,819
Prepaid expenses and other long term asset	(304,863)	(106,262)
Accounts payable and accrued liabilities	106,148	210,908
Unearned convention revenue	321,698	206,344
Net Cash Used In Operating Activities	(221,606)	(282,984)

Cash Flows From Investing Activities:
Disposal of equipment	-	2,639
Net Cash Used In Investing Activities	-	2,639

Cash Flows From Financing Activities:
Proceeds from the issuance of convertible preferred stock	825,000	-
Payment of stock issuance costs	(142,250)	-
Net proceeds (repayment) of related party - notes payable	-	(74,983)
Net Cash Provided By (Used in ) Financing Activities	682,750	(74,983)

Net change in cash	461,144	(355,328)

Cash at beginning of period	422,135	542,564

Cash at end of year period	$883,279	$187,236

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Direct expense to retained earnings for derivative liability	$518,508	$-
Conversion of convertible notes to preferred stock	$325,000	$-
Deemed dividend	$53,871	$-

See accompanying notes to financial statements

Wizard World, Inc.

March 31, 2012 and 2011

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Wizard World, Inc.

Wizard World, Inc., formerly GoEnergy, Inc. (“Wizard World” or the “Company”) was incorporated on May 2, 2001, under the laws of the State of Delaware.

Kick the Can Corp.

Kick The Can Corp. was incorporated on September 20, 2010, under the laws of the State of Nevada.

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

Acquisition of Kick the Can Corp./ Wizard Conventions, Inc.

On December 7, 2010, the Company entered into and consummated a share exchange agreement with successor, Kick the Can Corp (“KTC Corp.”) and its predecessors Wizard Conventions, Inc. and Kicking The Can, L.L.C. (“Conventions”). Pursuant to the Exchange Agreement, the Company issued 32,927,596 shares of its common stock to the KTC Corp. shareholders in exchange for 100% of the issued and outstanding shares of KTC Corp (the “Share Exchange”). The transaction has been treated as a reverse acquisition with KTC Corp. deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of KTC Corp. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of KTC Corp. which are recorded at historical cost. The equity of the Company is the historical equity of KTC Corp. retroactively restated to reflect the number of shares issued by the Company in the transaction. Because of the predecessor/successor relationship between the Company and KTC Corp., Conventions ultimately became the accounting acquirer.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC April 16, 2012.

Principles of Consolidation

The consolidated financial statements include all accounts of the Company and controlled entities as of March 31, 2012 and 2011 and for the interim periods then ended as follows:

Entity	Jurisdiction or Place of Incorporation	Attributable Interest

KTC Corp.	State of Nevada, U.S.A.	100%

Kicking the Can L.L.C.	State of Delaware, U.S.A.	100%

Wizard Conventions, Inc.	State of New York, U.S.A.	100%

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012 and December 31, 2011.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from significant stockholder and lease arrangement with the significant stockholder due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of March 31, 2012:

		Fair Value Measurement Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,239,399	$-	$-	$2,239,399	$2,239,999

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2011:

		Fair Value Measurement Using
	Carrying
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,946,669	$-	$-	$1,946,669	$1,946,669

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012:

	Fair Value Measurement Using Level 3
	Inputs
	Derivative
	Liabilities	Total

Balance, December 31, 2011	$1,946,669	$1,946,669
Total gains or losses (realized/unrealized) included in net loss	(225,778)	(225,778)
Purchases, issuances and settlements	518,508	518,508
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2012	$2,239,399	$2,239,399

During the interim period ended March 31, 2012, the Company recorded the value of the derivative liability associated with the features embedded in the Series A Cumulative Convertible Preferred Stock directly to retained earnings, similar to a deemed dividend.

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

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) to five (5) years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

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

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2 (f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate employee termination behavior. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) a company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) a company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) a company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9,an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March  31, 2012 or 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the interim period ended March 31, 2012 and 2011 as they were anti-dilutive:

	March 31, 2012	March 31, 2011
Convertible preferred stock	6,752,500	3,877,500
Convertible notes	1,132,873	-
Stock purchase warrants	4,706,250	5,000,000
Stock options	3,350,000	-
Warrants issued with the convertible preferred stock and notes	1,964,588	976,392
Warrants issued with convertible promissory notes	566,436	-
Total	18,472,647	9,853,892

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

The amended guidance is effective for annual reporting periods ending after June 15, 2012, for public entities. Early adoption is permitted.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2012, and had a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011	Estimated Useful Life
Computer Equipment	10,206	10,206	3 years

	10,206	10,206
Less: Accumulated depreciation	(3,009)	(2,158)
	$7,197	$8,048

Depreciation Expense

Depreciation expense for the three months ended March 31, 2012 and 2011 was $851 and $989, respectively. During the three months ended March 31, 2011, the Company abandoned certain assets when the Company moved offices.

Note 5 – Convertible Promissory Notes

August 19, 2011 Convertible Notes

On August 19, 2011, the Company entered into stock subscription agreements with certain investors in connection with an offering of up to $455,000 principal amount of convertible promissory notes, with $453,100 being issued.  The notes accrue interest at 14% per annum and are due four (4) months from the issuance date.  The notes are convertible at $0.60 per common share. These notes are currently in default.

In conjunction with the notes, each investor was granted a common stock purchase warrant exercisable for one share of common stock of the Company for each $2.00 of investment.  The warrants are earned upon issuance expiring five (5) years from the date of issuance exercisable at $0.60 per common share, which may be paid via a cashless exercise.

December 6, 2011 Convertible Debentures

Issuance of Convertible Debentures

On December 6, 2011, the Company entered into stock subscription agreements with accredited investors, for the issuance and sale of an aggregate of $325,000 in senior convertible debentures. The debentures bear interest at six percent (6%) per annum maturing February 28, 2012. The notes, at issuance, gave rise to a debt discount of $206,375 which is being amortized over the lives of the notes. The debt discount was fully amortized at March 31, 2012.

Mandatory Conversion of Debentures to Series A Convertible Preferred Stock

In connection with the March 30, 2012 Series A Preferred Stock closing, and pursuant to mandatory conversion features of those certain senior convertible debentures in the aggregate amount of $325,000, issued on December 6, 2011, the debentures were mandatorily converted (into shares of Series A Preferred and warrants upon the same terms of the offering. A total of 3,250 shares of Series A Preferred and 162,500 warrants were issued by the Company to the debenture investors pursuant to the mandatory conversion feature.

Note 6 - Commitments and Contingencies

Employment and Director Agreements

John D. Macaluso Agreements

Employment Agreement

On March 19, 2012, the Company entered into an employment agreement with Mr. John Macaluso (“Macaluso”), a director of the Company, in connection with his appointment as the Company’s President and Chief Executive Officer. The initial term of the agreement is for a period of three (3) years, commencing on March 19, 2012. The term of the employment agreement will be automatically extended for additional terms of one (1) year each, unless either the Company or Macaluso gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current term.

During the term, the Company will pay Macaluso a base salary consisting of the following: (i) for the period from the commencement date to June 30, 2012, a salary of $10,000 per month; (ii) for the period from July 1, 2012 to December 31, 2012, a salary of $30,000 per month, $20,000 of which shall be paid in cash and $10,000 of which shall accrue until December 31, 2012, for a total accrual amount of $60,000. In addition to the base salary, the Company agreed to issue to Macaluso a common stock purchase warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.44 per share. The warrants vest quarterly over the initial term.

Option Agreement

In connection with the employment agreement, Macaluso entered into an option agreement with the Company, pursuant to which the Company granted to Macaluso options to purchase 2,750,000 shares of the Company’s common stock, par value $0.0001 per share. The options shall vest quarterly over a three (3) year period, subject to Macaluso continuing to perform services for the Company in the capacity in which the grant was received on each applicable vesting date. In lieu of fractional vesting, the number of options shall be rounded up each time until fractional options are eliminated.

Director Agreement

On May 13, 2011, the Company entered into a director agreement with Mr. John Macaluso in connection with his appointment to the Company’s Board of Directors.  The term of the director agreement is from May 13, 2011 through the Company’s next annual stockholders’ meeting.  The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Macaluso is re-elected to the Board.

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

John D. Maatta Agreement

On May 25, 2011, the Company entered into a director agreement with Mr. John D. Maatta in connection with his appointment to the Board of Directors of the Company.  The term of the director agreement commences on May 25, 2011 and continues through the Company’s next annual stockholders’ meeting.  However, the director agreement may, at the option of the Board, be automatically renewed on such date that Mr. Maatta is re-elected to the Board.

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

Greg Suess Agreement

On May 9, 2011, the Company entered into a director agreement, made as of May 9, 2011, with Mr. Greg Suess in connection with his appointment to the Board of Directors of the Company.  The term of the director agreement is from May 9, 2011 through the Company’s next annual stockholders’ meeting.  The director agreement may, at the option of the Board, be automatically renewed on such date that Mr. Suess is re-elected to the Board.

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

Vadim Mats Option Agreement

On May 9, 2011, the Company entered into a Non-Qualified Stock Option Agreement, dated as of May 9, 2011, with Mr. Vadim Mats, a director of the Company. Upon execution of the agreement, Mr. Mats received a non-qualified stock option to purchase up to one hundred and fifty thousand (150,000) shares of the Company’s common stock at an exercise price per share equal to the closing price of the Company’s common stock on the execution date of the option agreement. The option is exercisable for a period of five years and vests in equal amounts over a period of three (3) years at the rate of twelve thousand five hundred (12,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter in which the agreement was entered into, and pro-rated for the number of days Mr. Mats served on the Board during the fiscal quarter. Notwithstanding the foregoing, if Mr. Mats ceases to be a member of the Board at any time during the three (3) year vesting period for any reason (such as resignation, withdrawal, death, disability or any other reason), then any un-vested options shall be irrefutably forfeited.

Note 7 – Stockholders’ Deficit

Series A Cumulative Convertible Preferred Stock

On March 30, 2012, the Company closed on a first round of financing related to an offering of up to $2,000,000 of the Company’s Series A Cumulative Convertible Preferred Stock, by entering into subscription agreements with ten (10) accredited investors for the issuance and sale of (i) an aggregate of $825,000 in Series A Preferred and (ii) common stock purchase warrants, on the basis of one warrant for every $2.00 of investment.

In connection with the closing, and pursuant to mandatory conversion features of those certain Senior Convertible Debentures in the aggregate amount of $325,000, issued on December 6, 2011, the debentures were mandatorily converted (into shares of Series A Preferred and warrants upon the same terms of the Offering. A total of 3,250 shares of Series A Preferred and 162,500 warrants were issued by the Company to the debenture investors pursuant to the mandatory conversion feature

The Company paid $125,500 in stock issuance costs to complete the convertible preferred stock and warrant raise.

Immediately after the Share Exchange, the Company entered into subscription agreements with certain subscribers for the issuance and sale of (i) of $975,928 in Series A Cumulative Convertible Preferred Stock with the rights and preferences set forth in the Company’s series A Certificate of Designation, as amended, convertible into shares of common stock at $0.40 per share; and (ii) warrants to purchase shares of the Company’s common stock.

The Company paid $142,250 in stock issuance costs to complete the convertible preferred stock and warrant raise.  In addition, the Company issued 206,250 warrants to the placement agent. The warrants were recorded as stock issuance costs.

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

Common Stock

On December 17, 2010, the Company entered into a financial reporting services agreement with Brio Financial Group (“Brio”).  Pursuant to the agreement, the Company is required to pay the firm $4,500 per month. In addition, a retainer of $8,000 is included in prepaid expenses as of December 31, 2010 and was expensed during the year ended December 31, 2011. The Company also agreed to issue Brio 30,000 shares of restricted common stock per quarter payable at the end of each quarter. Through March 31, 2012, Brio has accrued into 180,000 shares of common stock which were valued at $0.40 - $0.60 per share, or $84,000 in the aggregate, and recorded as a consulting expense. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

On January 14, 2011, the directors of the Company approved by unanimous written consent and the stockholders of the Company holding a majority in interest of the Company’s voting equity approved by written consent the appointment of Mr. Vadim Mats as a member of the Board of Directors of the Company, effective as of January 14, 2011. Mr. Mats earns 10,000 shares of the company’s common stock quarterly. As of March 31, 2012, the Company is yet to issue Mr. Mats 50,000 shares of common stock. The Company has valued the issuance and has recorded and accrual of $24,000.

On February 1, 2011, the Company entered into an engagement letter with Lucosky Brookman LLP (“Lucbro”) to provide legal services with respect to certain securities work. Pursuant to the agreement, the Company is required to pay the firm $4,000 per month along with 5,000 shares of the Company’s common stock. The Company also agreed to issue Lucbro 150,000 shares of restricted common upon execution of the agreement. As of March 31, 2012, Lucbro has accrued into 220,000 shares of the Company’s common stock which were valued at $0.40 - $0.60 per share, or $94,000 in the aggregate, and recorded as consulting. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

On March 23, 2011, the Company entered into a director agreement with Michael Mathews, pursuant to which Mr. Mathews was appointed Chairman of the Company’s board of directors.  The term of the director agreement is from March 23, 2011 through the Company’s next annual stockholders’ meeting.  The director agreement may, at the option of the Board, be automatically renewed on such date that Mr. Mathews is re-elected to the Board.  Under the director agreement, Mr. Mathews shall be paid a quarterly stipend of twenty thousand dollars ($20,000). Mr. Mathews has waived this stipend through March 31, 2012.

On March 23, 2011, the Company entered into a consulting agreement with Mr. Mathews, pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the consulting agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive, with the first issuance of 250,000 shares occurring on March 23, 2011, and the second issuance of 250,000 on March 31, 2012, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. As of March 31, 2012, the Company is yet to issue Mr. Mathews 500,000 shares of common stock per the vesting arrangement. The Company has valued the issuance and has recorded and accrual of $225,000.

On March 23, 2011, the Company entered into a consulting agreement with Brad Powers pursuant to which Mr. Powers will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the consulting agreement is for a four (4) year period. As compensation for his services, Mr. Powers shall receive 62,500 shares of the Company’s common stock upon execution of the agreement and an additional 62,500 restricted shares of the Company’s common stock, issuable in annual installments on the anniversary of the execution of the agreement. The 125,000 shares vested as of March 31, 2012, were valued at $0.40 - $0.60 per share, or $56,250 in the aggregate, and recorded as consulting expense. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

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

Warrants

On January 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that consultant provide to the Company. The term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40 per share. As of December 31, 2011, the Company expensed $222,761 to consulting expense for this issuance. On March 19, 2012, the consultant agreed to cancel these 1,000,000 warrants. The Company recorded a recovery in the amount of $222,761 during the three months ended March 31, 2012.

On January 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that consultant provide to the Company. The term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40 per share. As of December 31, 2011, the Company expensed $222,761 to consulting expense for this issuance. On March 19, 2012, the consultant agreed to cancel these 250,000 warrants. The Company recorded a recovery in the amount of $55,690 during the three months ended March 31, 2012.

On March 3, 2011, the Company entered into an agreement with a consultant to assist the Company in general corporate activities, including, but not limited to, strategic planning; management and business operations; introductions to further the Company’s business goals; provide advice and services related to the Company’s growth initiatives; and any other consulting or advisory services which the Company reasonably requests that consultant provide to the Company. The term is for six months and the consultant was compensated with 1,000,000 stock purchase warrants with a maturity of 5 years and an exercise price of $0.40 per share. As of December 31, 2011, the Company expensed $222,761 to consulting expense for this issuance. On March 19, 2012, the consultant agreed to cancel these 250,000 warrants. The Company recorded a recovery in the amount of $55,690 during the three months ended March 31, 2012.

The following is a summary of the Company’s warrant activity:

		Weighted Average
	Warrants	Exercise Price

Outstanding – December 31, 2011	6,956,024	$0.40
Exercisable – December 31, 2011	6,956,024	$0.40
Granted	1,781,250	$0.60
Exercised	-	$-
Forfeited/Cancelled	(1,500,000)	$0.40
Outstanding – March 31, 2012	7,237,274	$0.40
Exercisable – March 31, 2012	7,237,724	$0.45

Warrants Outstanding				Warrants Exercisable
			Weighted		Weighted
Range of	Number	Weighted Average Remaining	Average Exercise	Number	Average Exercise
exercise price	Outstanding	Contractual Life (in years)	Price	Exercisable	Price
$0.40 – 0.60	7,237,724	4.0	$0.45	7,237,274	$0.45

At March 31, 2012 and 2011, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Equity Incentive Plan

On May 9, 2011, and subsequently amended on September 14, 2011, and April 11, 2012, the Board approved, authorized and adopted (subject to stockholder approval) the 2011 Incentive Stock and Award Plan (the “Plan”).  The Plan provides for the issuance of up to 35000,000 shares of common stock, par value $.0001 per share, of the Company through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

The Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors (the “Committee”). In the absence of such a Committee, the Board of the Company shall administer the Plan.

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

On April 27, 2012, the Company entered into subscription agreements with the certain subscribers for the issuance and sale of (i) $725,000 in shares of the Company’s Series A Preferred Stock (the“Series A Preferred”) with the rights and preferences set forth in the Amended and Restated Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share, and (ii) 362,500 warrants. The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a per share conversion price of $0.40, subject to adjustment, and the warrants are exercisable to purchase shares of the Company’s common stock at a per share exercise price of $0.60, subject to adjustment. In connection with the closing, the Company paid to Network 1 Financial Securities, Inc. certain fees related to the closing, including (i) $72,500 in commission fees; (ii) $11,750 in expense fees; and (iii) 181,250 common stock purchase warrants, par value $0.0001 per share, at an exercise price of $0.40 per share.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended March 31, 2012 and 2011, included elsewhere in this report.

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

We continued the development of the “Wizard World Digital Entertainment Network,” which is comprised of one website located at www.toywiz.com and the Wizard World email database. The Wizard World Digital Entertainment Network will offer display advertising to brand advertisers, priced on a traditional CPM ad impression basis. We plan to work with display advertising networks and third party representation firms, and to hire four direct sales employees over the next 12 months to maximize the monetization of the Wizard World Digital Entertainment Network.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	March 31, 2011
Convention revenue	$520,155	$536,656
Gross profit (loss)	$153,395	$(127,150)
Operating expenses	$(508,419)	$(888,852)
Loss from operations	$(355,024)	$(1,016,002)
Other income (expenses)	$51,121	$1,589,126
Net loss	$(303,903)	$573,124
Income (loss) per common share – basic and diluted	$(0.01)	$0.02

Convention Revenue

Convention revenue was $520,155 for the three months ended March 31, 2012, as compared to $536,656 for the comparable period ended March 31, 2011, a decrease of $16,501. The decrease in convention revenue is primarily attributable to a decrease in the number of live events (1 event) produced in during the three month period in 2012, as compared to the same three month period in 2011 (3 events). Average per show revenue increased significantly during the three months ended March 31, 2012, as compared to the comparable three months ended March 31, 2011.

Gross Profit

Gross profit percentage increased from a gross loss of 24% during the three months ended March 31, 2011, to a gross profit of 29% during the three months ended March 31, 2012. The increase is primarily attributable to the Company establishing hard budgets for each show, increasing exhibitor revenues and ticket sales.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2012, was $508,419, as compared to $888,852 for the three months ended March 31, 2011. The $380,433 decrease is primarily attributable to $212,865 decrease in stock based compensation. In addition, professional fees decreased significantly.

Income (Loss) from Operations

Loss from operations for the three months ended March 31, 2012, was 355,024 as compared to a loss of $1,016,002 for the three months ended March 31, 2011. The primary decrease in loss from operations is the Company running one profitable event during the three months ended March 31, 2012, as compared to running three unprofitable events during the three months ended March 31, 2011. In addition, the Company reduced third party consulting fees and stock based compensation during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Other income (expenses)

Other income (expense) for the three months ended March 31, 2012, was $51,121, as compared to $1,589,491 for the three months ended March 31, 2011. The decrease is primarily attributable to the company realizing a gain on fair market value – derivative liability in the amount of $1,408,000 during the three months ended March 31, 2011, as compared to a $225,778 gain during the three months ended March 31, 2012.

Net Income (Loss)

Net income (loss) for three months ended March 31, 2012, was $(357,774) or loss per share of $(0.01), as compared to $573,124 or income per share of $0.02, for the three months ended March 31, 2011.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2012, compared to December 31, 2011:

	March 31, 2012	December 31, 2011	Increase/Decrease
Current Assets	$1,417,415	$669,972	$747,443
Current Liabilities	$4,674,867	$4,080,466	$594,401
Working Capital (Deficit)	$(3,257,452)	$(3,410,494)	$(153,042)

At March 31, 2012, we had a working capital deficit of $3,257,452, as compared to a working capital deficit of $3,410,452, at December 31, 2011, a decrease of $153,042. The decrease is primarily attributable to the Company raising capital during March 2012.

Net cash used in operating activities for the three months ended March 31, 2012 and 2011, was $(221,606) and $(282,984), respectively. The net income (loss) for the three months ended March 31, 2012 and 2011 was $(357,774) and 553,873, respectively. The Company’s cash used in operations decrease is primarily due to running fewer events during the quarter and less costs for professional fees during the three months ended March 31, 2012.

Net cash obtained through all financing activities for the three months ended March 31, 2012, was $682,750, as compared to $(74,983) for the three months ended March 31, 2011. The Company raised $825,000 through the sale and issuance of convertible preferred stock, less $142,250 in issuance costs.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss and net cash used in operations for the three months ended March 31, 2012, and a working capital deficit and stockholders’ deficit, respectively, at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

•	close on additional third party debt and/or equity financing;

•	continue with the implementation of the business plan;

•	increase product prices and reduce discounts;

•	increase revenue from existing live events; and

•	increase revenue through sponsorship and advertising deals.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company had no off-balance sheet arrangements.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012 and December 31, 2011.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,239,399	$-	$-	$2,239,399	$2,239,399

Recent Accounting Pronouncements

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 16, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2012, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).

10.1	Employment Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2012)

10.2	Option Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John Macaluso, individually (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012)

10.3	Indemnification Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John Macaluso, individually (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 19, 2012)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: May 15, 2012	By:	/s/ John Macaluso
		Name:	John Macaluso
		Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

