Form 10-Q
period 2012-06-30
Wizard World, Inc.
filed 2012-08-14
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

As of August 14, 2012, there were 35,044,878 shares outstanding of the registrant’s common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WIZARD WORLD, INC.

June 30, 2012 and 2011

Wizard World, Inc.

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)

Assets

Current Assets
Cash	$1,732,933	$422,135
Accounts receivable, net	76,425	54,202
Prepaid expenses	402,389	164,135
Debt issuance costs, net	-	29,500
Total Current Assets	2,211,747	669,972

Property and equipment, net	6,347	8,048

Other Asset	13,000	13,375

Total Assets	$2,231,094	$691,395

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$1,455,050	$1,214,603
Accrued dividend	234,605	116,694
Unearned convention revenue	726,414	169,354
Convertible promissory notes, net	453,100	633,146
Derivative liability	5,557,258	1,946,669
Total Current Liabilities	8,426,427	4,080,466

Total Liabilities	8,426,427	4,080,466

Stockholders' Deficit
Series A, convertible preferred stock, $0.0001 par value; 50,000 shares authorized 34,259 and 15,510 shares issued and outstanding, respectively	343	155
Common Stock, $0.0001 par value; 200,000,000 shares authorized, 35,044,878 shares issued and outstanding, respectively	3,505	3,505
Additional paid-in capital	4,100,382	2,344,593
Accumulated deficit	(10,299,563)	(5,737,324)
Total Stockholders' Deficit	(6,195,333)	(3,389,071)

Total Liabilities and Stockholders' Deficit	$2,231,094	$691,395

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Convention revenue	$1,860,253	$1,105,416	$2,380,408	$1,642,072

Cost of revenue	1,438,364	950,600	1,805,124	1,614,406

Gross profit	421,889	154,816	575,284	27,666

Operating expenses
Compensation	232,940	256,626	414,236	435,147
Consulting fees	207,114	659,158	357,501	1,175,420
Web development fees	-	417,719	-	417,719
General and administrative	221,300	217,056	398,036	411,125
Total operating expenses	661,354	1,550,559	1,169,773	2,439,411

Loss from operations	(239,465)	(1,395,743)	(594,489)	(2,411,745)

Other income (expenses)
Interest income	-	-	-	1,228
Interest expense	(64,593)	-	(239,250)	(359)
Bad debt recovery	-	19,256	-	199,019
Change in fair value of derivative liabilities	(2,383,334)	80,899	(2,157,556)	1,489,393
Total other income (expense)	(2,447,927)	100,155	(2,396,806)	1,689,281

Net loss	(2,687,392)	(1,295,588)	(2,991,295)	(722,464)

Deemed dividend on Series A Convertible Preferred Stock	(944,694)	(29,548)	(998,565)	(48,799)

Net loss attributable to common stockholders	$(3,632,086)	$(1,325,136)	$(3,989,860)	$(771,263)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.10)	$(0.04)	$(0.11)	$(0.02)
Weighted average common shares outstanding - basic and diluted	35,044,878	34,687,735	35,044,878	34,687,735

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(2,991,295)	$(722,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,701	1,383
Change in fair value of derivative liabilities	2,157,556	(1,489,393)
Amortization of debt issuance costs	29,500	-
Accretion of debt discount	144,954	-
Share based payments	114,213	633,004
Changes in operating assets and liabilities:
Accounts receivable	(22,223)	(39,225)
Prepaid expenses and other long term asset	(237,879)	(85,564)
Accounts payable and accrued liabilities	240,447	475,508
Unearned convention revenue	557,060	276,127
Net Cash Used In Operating Activities	(5,966)	(950,624)

Cash Flows From Investing Activities:
Purchases of property and equipment		(3,428)
Disposal of equipment	-	2,639
Loan to related party	-	(12,580)
Net Cash Used In Investing Activities	-	(13,369)

Cash Flows From Financing Activities:
Proceeds from the issuance of convertible preferred stock	1,550,000	545,000
Payment of stock issuance costs	(233,236)	(30,000)
Net proceeds (repayment) of related party - notes payable	-	(74,983)
Net Cash Provided By Financing Activities	1,316,764	440,017

Net change in cash	1,310,798	(523,976)

Cash at beginning of period	422,135	542,564

Cash at end of period	$1,732,933	$18,588

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes to preferred stock	$325,000	$-
Deemed dividend	$1,570,944	$501,975

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

June 30, 2012 and 2011

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

Acquisition of Kick the Can Corp. / Wizard Conventions, Inc.

On December 7, 2010, the Company entered into and consummated a share exchange agreement with successor, Kick the Can Corp. (“KTC Corp.”) and its predecessors Wizard Conventions, Inc. and Kicking The Can, L.L.C. (“Conventions”). Pursuant to the Exchange Agreement, the Company issued 32,927,596 shares of its common stock to the KTC Corp. shareholders in exchange for 100% of the issued and outstanding shares of KTC Corp. The transaction has been treated as a reverse acquisition with KTC Corp. deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of KTC Corp. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of KTC Corp. which are recorded at historical cost. The equity of the Company is the historical equity of KTC Corp. retroactively restated to reflect the number of shares issued by the Company in the transaction. Because of the predecessor/successor relationship between the Company and KTC Corp., Conventions ultimately became the accounting acquirer.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on April 16, 2012.

Principles of Consolidation

The consolidated financial statements include all accounts of the Company and controlled entities as of June 30, 2012 and 2011 and for the interim periods then ended as follows:

Entity	Jurisdiction or Place of Incorporation	Attributable Interest

KTC Corp.	State of Delaware, U.S.A.	100%

Kicking the Can, L.L.C.	State of Delaware, U.S.A.	100%

Wizard Conventions, Inc.	State of Delaware, U.S.A.	100%

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012 and December 31, 2011.

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

It is not, however, practical to determine the fair value of advances from significant stockholder, if any, due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of June 30, 2012:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$5,557,258	$-	$-	$5,557,258	$5,557,258

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2011:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,946,669	$-	$-	$1,946,669	$1,946,669

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2011	$1,946,669	$1,946,669
Total gains or losses (realized/unrealized) included in net loss	2,157,556	2,157,556
Purchases, issuances and settlements	1,453,033	1,453,033
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2012	$5,557,258	$5,557,258

During the interim period ended June 30, 2012, the Company recorded the value of the derivative liability associated with the features embedded in the Series A Cumulative Convertible Preferred Stock directly to retained earnings, similar to a deemed dividend.

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

Pursuant to Section 850-10-20 the related parties include: (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii), a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to Section 260-10-45 of the Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through convertible debt, stock options or warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the interim period ended June 30, 2012 and 2011 as they were anti-dilutive:

	June 30, 2012	June 30, 2011
Convertible preferred stock	8,565,500	3,877,500
Convertible notes	1,132,873	-
Stock purchase warrants	4,706,250	5,000,000
Stock options	3,350,000	-
Warrants issued with the convertible preferred stock and notes	2,327,088	976,392
Warrants issued with convertible promissory notes	566,436	-
Total	20,648,147	9,853,892

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

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: De-recognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2012, and had a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011	Estimated Useful Life
Computer Equipment	10,206	10,206	3 years

	10,206	10,206
Less: Accumulated depreciation	(3,859)	(2,158)
	$6,347	$8,048

Depreciation Expense

Depreciation expense for the three and six months ended June 30, 2012 and 2011 was $1,701 and $850 and $1,383 and $394, respectively. During the six months ended June 30, 2011, the Company abandoned certain assets when the company moved offices.

Note 5 – Convertible Promissory Notes

August 19, 2011 Convertible Notes

On August 19, 2011, Wizard World entered into stock subscription agreements with certain investors in connection with an offering of up to $455,000 principal amount of Convertible Promissory Notes (the “Notes”), with $453,100 being issued.  The Notes accrue interest at 14% per annum and are due four (4) months from the issuance date.  The Notes are convertible at $0.40 per common share. These notes are currently in default.

In conjunction with the Notes, each investor was granted a Common Stock Purchase Warrant exercisable for one share of common stock of the Company for each $2.00 of investment.  The Warrants are earned upon issuance expiring five (5) years from the date of issuance exercisable at $.40 per common share, which may be paid via a cashless exercise.

December 6, 2011 Convertible Debentures

Issuance of Convertible Debentures

On December 6, 2011, Wizard World entered into stock subscription agreements with accredited investors, for the issuance and sale of an aggregate of $325,000 in Senior Convertible Debentures (the “Debentures”). The Debentures bear interest at six percent (6%) per annum maturing February 28, 2012. The notes, at issuance, gave rise to a debt discount of $206,375 which is being amortized over the lives of the notes. The debt discount was fully amortized at June 30, 2012.

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

Director Agreement

On May 13, 2011, Wizard World entered into a Director Agreement with Mr. John Macaluso in connection with his appointment to the Board of Directors of the Company (the “Board”).  The term of the Director Agreement is from May 13, 2011 through the Company’s next annual stockholders’ meeting.  The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Macaluso is re-elected to the Board.

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

On April 27, 2012, the Company entered into Subscription Agreements with the Subscribers for the issuance and sale of (i) $725,000 in shares of Series A Preferred with the rights and preferences set forth in the Amended and Restated Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share, and (ii) 362,500 Warrants. The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a per share conversion price of $0.40, subject to adjustment, and the Warrants are exercisable to purchase shares of the Company’s Common Stock at a per share exercise price of $0.60, subject to adjustment.

The Company paid $90,986 in stock issuance costs to complete the convertible preferred stock and warrant raise.  In addition, the Company issued 181,250 warrants to the placement agent. The warrants were recorded as stock issuance costs.

Common Stock

On December 17, 2010, the Company entered into a financial reporting services agreement with Brio Financial Group (“Brio”).  Pursuant to the agreement the Company is required to pay the firm $4,500 per month. In addition, a retainer of $8,000 is included in prepaid expenses as of December 31, 2010 and was expensed during the year ended December 31, 2011. The Company also agreed to issue Brio 30,000 shares of restricted common stock per quarter payable at the end of each quarter. Through June 30, 2012, Brio has accrued into 210,000 shares of common stock which were valued at $0.40 - $0.60 per share, or $96,000 in the aggregate, and recorded as consulting expense. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

On January 14, 2011, the directors of the Company approved by unanimous written consent and the stockholders of the Company holding a majority in interest of the Company’s voting equity approved by written consent the appointment of Mr. Vadim Mats as a member of the Board of Directors of the Company, effective as of January 14, 2011. Mr. Mats earns 10,000 shares of the Company’s common stock quarterly. As of June 30, 2012, the Company is yet to issue Mr. Mats 60,000 shares of common stock. The Company has valued the issuance and has recorded and accrual of $28,000.

On February 1, 2011, the Company entered into an engagement letter with Lucosky Brookman LLP (“Lucbro”) to provide legal services with respect to certain securities work. Pursuant to the agreement the Company is required to pay the firm $4,000 per month along with 5,000 shares of the Company’s common stock. The Company also agreed to issue Lucbro 150,000 shares of restricted common upon execution of the agreement. As of June 30, 2012, Lucbro has accrued into 235,000 shares of the Company’s common stock which were valued at $0.40 - $0.60 per share, or $100,000 in the aggregate, and recorded as consulting expense for the year ended. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

On March 23, 2011, Wizard World entered into a Director Agreement with Michael Mathews, pursuant to which Mr. Mathews was appointed Chairman of the Company’s board of directors.  The term of the Director Agreement is from March 23, 2011 through the Company’s next annual stockholders’ meeting.  The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Mathews is re-elected to the Board.  Under the Director Agreement, Mr. Mathews shall be paid a quarterly stipend of twenty thousand dollars ($20,000). Mr. Mathews has waived this stipend through June 30, 2012.

On March 23, 2011, the Company entered into a Consulting Agreement with Mr. Mathews pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive, with the first issuance of 250,000 shares occurring on March 23, 2011, and the second issuance of 250,000 on March 31, 2012, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. As of June 30, 2012, the Company is yet to issue Mr. Mathews 500,000 shares of common stock per the vesting arrangement. The Company has valued the issuance and has recorded and accrual of $240,000.

On March 23, 2011, the Company entered into a Consulting Agreement with Brad Powers pursuant to which Mr. Powers will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Powers shall receive 62,500 shares of restricted Company common stock upon execution of the agreement and an additional 62,500 restricted shares of the Company’s common stock, issuable in annual installments on the anniversary of the execution of the agreement. The 140,625 shares vested as of June 30, 2012 were valued at $0.40 - $0.60 per share, or $62,500 in the aggregate, and recorded as consulting fees. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2011	6,956,024	$0.40
Exercisable – December 31, 2011	6,956,024	$0.40
Granted	2,325,000	$0.60
Exercised	-	$-
Forfeited/Cancelled	(1,500,000)	$0.40
Outstanding – June 30, 2012	7,781,024	$0.40
Exercisable – June 30, 2012	7,781,024	$0.45

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 – 0.60	7,781,024	3.85	$0.45	7,781,024	$0.45

At June 30, 2012 and 2011 the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

2011 Equity Incentive Plan as Amended

Adoption of 2011 Equity Incentive Plan

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

2012 Amendment to the 2011 Equity Incentive Plan

On July 9, 2012, the Board approved by unanimous written consent the Amended Plan amending Section 4 of the Plan solely to increase the number of authorized shares subject to the Plan from 5,000,000 shares to 7,500,000 shares of common stock.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and six months ended June 30, 2012 and 2011, included elsewhere in this report.

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

Results of Operations

For the Three Months Ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012	June 30, 2011
Convention revenue	$1,860,253	$1,105,416
Gross profit	$421,889	$154,816
Operating expenses	$(661,354)	$(1,550,559)
Loss from operations	$(239,465)	$(1,395,743)
Other income (expenses)	$(2,447,927)	$100,155
Net loss	$(2,687,392)	$(1,295,588)
Income (loss) per common share – basic and diluted	$(0.10)	$(0.04)

Convention Revenue

Convention revenue was $1,860,253 for the three months ended June 30, 2012, as compared to $1,105,416 for the comparable period ended June 30, 2011, an increase of $754,837. The increase in convention revenue is primarily attributable to running well advertised and marketed events. The Company made an effort to decrease the number of live events in order to spend more resources to increase the per show revenue. Average per show revenue increased significantly during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Gross Profit

Gross profit percentage increased from a gross profit of 14% during the three months ended June 30, 2011, to a gross profit of 23% during the three months ended June 30, 2012. The increase is primarily attributable to the Company establishing hard budgets for each show, increasing exhibitor revenues and ticket sales.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2012, was $661,354, as compared to $1,550,559 for the three months ended June 30, 2011. The $889,205 decrease is primarily attributable to a $417,719 decrease in web development fees and a $452,044 decrease in consulting fees paid in both cash and stock.

Income (Loss) from Operations

Loss from operations for the three months ended June 30, 2012, was $239,465, as compared to a loss of $1,395,743 for the three months ended June 30, 2011. The primary decrease in loss from operations is the Company running one profitable event during the three months ended June 30, 2012, as compared to running unprofitable events during the three months ended June 30, 2011. In addition, the Company reduced third party consulting fees, web development costs and stock based compensation during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Other Income (expenses)

Other income (expense) for the three months ended June 30, 2012, was $(2,447,927), as compared to $100,155 for the three months ended June 30, 2011. The Company incurred a loss in change in fair value of derivative liabilities in the amount $(2,383,334) during the three months ended June 30, 2012 as compared to a gain from the change in fair value of derivative liabilities of $80,899 during the comparable three months ended June 30, 2011. In addition, during the three months ended June 30, 2012, the Company recorded $64,593 in interest expense on the Company’s convertible notes issued in August 2011 and amortized debt discounts to interest expense.

Net Loss

Net loss for three months ended June 30, 2012, was $(2,687,392) or loss per share of $(1,295,588), as compared to $(0.10) or income per share of $(0.04), for the three months ended June 30, 2011.

For the Six Months Ended June 30, 2012 and 2011:

	Six Months Ended
	June 30, 2012	June 30, 2011
Convention revenue	$2,380,408	$1,642,072
Gross profit (loss)	$575,284	$27,666
Operating expenses	$(1,169,773)	$(2,439,411)
Loss from operations	$(594,489)	$(2,411,745)
Other income (expenses)	$(2,396,806)	$1,689,281
Net loss	$(2,991,295)	$(722,464)
Loss per common share – basic and diluted	$(0.11)	$(0.02)

Convention Revenue

Convention revenue was $2,380,408 for the six months ended June 30, 2012, as compared to $1,642,072 for the comparable period ended June 30, 2011, an increase of $738,336. The increase in convention revenue is primarily attributable to running well advertised and marketed events. The Company made an effort to decrease the number of live events in order to spend more resources to increase the per show revenue. Average per show revenue increased significantly during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Gross Profit

Gross profit percentage increased from a gross profit of 2% during the six months ended June 30, 2011, to a gross profit of 24% during the six months ended June 30, 2012. The increase is primarily attributable to the Company establishing hard budgets for each show, increasing exhibitor revenues and ticket sales.

Operating Expenses

General and administrative expenses for the six months ended June 30, 2012, was $1,169,773, as compared to $2,439,411 for the six months ended June 30, 2011. The $1,269,638 decrease is primarily attributable to a $417,719 decrease in web development charges, and a $518,791 decrease in stock based compensation paid to key consultants.

Loss from Operations

Loss from operations for the six months ended June 30, 2012, was $594,489, as compared to a loss of $2,411,745 for the six months ended June 30, 2011. The primary decrease in loss from operations is the Company running more profitable event during the six months ended June 30, 2012, as compared to running unprofitable events during the six months ended June 30, 2011. In addition, the Company reduced third party consulting fees, web development costs and stock based compensation during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Other Income (expenses)

Other income (expense) for the six months ended June 30, 2012, was $(2,396,806), as compared to $1,689,281 for the six months ended June 30, 2011. The Company incurred a loss in change in fair value of derivative liabilities in the amount $(2,157,556) during the six months ended June 30, 2012 as compared to a gain from the change in fair value of derivative liabilities of $1,489,393 during the comparable six months ended June 30, 2011. In addition, during the six months ended June 30, 2012, the Company recorded $239,250 in interest expense on the Company’s convertible notes issued in August 2011 and amortized debt discounts to interest expense.

Net Loss

Net loss for six months ended June 30, 2012, was $(2,991,295) or loss per share of $(0.11), as compared to $(722,464) or income per share of $(0.02), for the six months ended June 30, 2011.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2012, compared to December 31, 2011:

	June 30, 2012	December 31, 2011	Increase/Decrease
Current Assets	$2,211,747	$669,972	$1,541,775
Current Liabilities	$8,426,427	$4,080,466	$4,345,961
Working Capital (Deficit)	$(6,214,680)	$(3,410,494)	$(2,804,186)

At June 30, 2012, we had a working capital deficit of $6,214,680, as compared to a working capital deficit of $3,410,494, at December 31, 2011, a decrease of $2,804,186. The decrease is primarily attributable to an increase of $3,610,589 in derivative liabilities embedded in the company’s financial instruments, offset by an increase in cash.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2012 and 2011, was $(5,966) and $(950,624), respectively. The net loss for the six months ended June 30, 2012 and 2011, was $(2,991,295) and $(722,464), respectively. The strengthening of the operations is primarily attributable to running less but more profitable events during the six months ended June 30, 2012. In addition, the Company is not incurring the web development fees that it incurred during the comparable six months ended June 30, 2011.

Net cash obtained through all financing activities for the six months ended June 30, 2012, was $1,316,764, as compared to $440,017 for the six months ended June 30, 2011. The Company raised $1,550,000 through the sale and issuance of convertible preferred stock, less $233,236 in issuance costs.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss and net cash used in operations for the six months ended June 30, 2012, and a working capital deficit and stockholders’ deficit, respectively, at June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these problems, management continues to the following actions:

•	close on additional third party debt and/or equity financing;

•	continue with the implementation of the business plan;

•	increase product prices and reduce discounts;

•	increase revenue from existing live events; and

•	increase revenue through sponsorship and advertising deals.

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company had no off-balance sheet arrangements.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012 and December 31, 2011.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$5,557,258	$—	$—	$5,557,258	$5,557,258

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2012, other than those previously reported in a Current Report on Form 8-K.

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

WIZARD WORLD, INC.

Date: August 14, 2012	By:	/s/ John Macaluso
		Name:	John Macaluso
		Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

