Form 10-Q
period 2012-09-30
Wizard World, Inc.
filed 2012-11-14
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of November 9, 2012, there were 35,794,878 shares outstanding of the registrant’s common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WIZARD WORLD, INC.

September 30, 2012 and 2011

Wizard World, Inc.

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)

Assets

Current Assets
Cash	$2,049,848	$422,135
Accounts receivable, net	221,303	54,202
Prepaid expenses	294,683	164,135
Debt issuance costs, net	-	29,500
Total Current Assets	2,565,834	669,972

Property and equipment, net	4,263	8,048

Other Asset	13,000	13,375

Total Assets	$2,583,097	$691,395

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$1,085,768	$1,214,603
Accrued dividend	308,848	116,694
Unearned convention revenue	420,097	169,354
Note payable - due on demand	103,100	-
Convertible promissory notes, net	-	633,146
Derivative liability	4,864,334	1,946,669
Total Current Liabilities	6,782,147	4,080,466

Total Liabilities	6,782,147	4,080,466

Stockholders' Deficit
Series A, convertible preferred stock, $0.0001 par value; 50,000 shares authorized
38,320 and 15,510 shares issued and outstanding, respectively	384	155
Common Stock, $0.0001 par value; 200,000,000 shares authorized,
35,794,878 and 35,044,878 shares issued and outstanding, respectively	3,580	3,505
Additional paid-in capital	4,863,408	2,344,593
Accumulated deficit	(9,066,422)	(5,737,324)
Total Stockholders' Deficit	(4,199,050)	(3,389,071)

Total Liabilities and Stockholders' Deficit	$2,583,097	$691,395

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Convention revenue	$2,792,907	$1,434,625	$5,173,315	$3,076,697

Cost of revenue	1,412,277	701,059	3,217,401	2,315,465

Gross profit	1,380,630	733,566	1,955,914	761,232

Operating expenses
Compensation	286,763	245,753	700,999	680,900
Consulting fees	225,170	85,050	582,671	1,260,470
Web development fees	10,980	377,875	10,980	795,594
General and administrative	211,174	207,188	609,210	618,313
Total operating expenses	734,087	915,866	1,903,860	3,355,277

Income (loss) from operations	646,543	(182,300)	52,054	(2,594,045)

Interest income	14	-	14	1,228
Interest expense	(10,572)	(65,821)	(249,822)	(66,180)
Bad debt recovery	-	-	-	199,019
Change in fair value of derivative liabilities	1,068,302	(1,143,968)	(1,089,254)	345,425
Total other income (expense)	1,057,744	(1,209,789)	(1,339,062)	479,492

Net Income (Loss)	1,704,287	(1,392,089)	(1,287,008)	(2,114,553)

Deemed dividend on Series A Convertible Preferred Stock	(471,146)	(31,274)	(1,469,711)	(80,073)

Net income (loss) attributable to common stockholders	$1,233,141	$(1,423,363)	$(2,756,719)	$(2,194,626)

Common stockholders - basic and diluted	$0.04	$(0.04)	$(0.08)	$(0.06)

	35,061,182	34,687,735	35,050,352	34,687,735

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(1,287,008)	$(2,114,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,407	2,022
Loss on disposal of computer equipment	1,378	-
Change in fair value of derivative liabilities	1,089,254	(345,425)
Amortization of debt issuance costs	29,500	-
Accretion of debt discount	144,954	65,753
Share based payments	207,791	722,571
Changes in operating assets and liabilities:
Accounts receivable	(167,101)	(22,534)
Prepaid expenses and other long term asset	(130,173)	(116,465)
Accounts payable and accrued liabilities	169,204	433,468
Unearned convention revenue	250,743	139,969
Net Cash Provided by (Used In) Operating Activities	310,949	(1,235,194)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(1,789)
Net Cash Used In Investing Activities	-	(1,789)

Cash Flows From Financing Activities:
Proceeds from the issuance of convertible preferred stock	1,550,000	545,000
Payment of stock issuance costs	(233,236)	(30,000)
Proceeds from issuance of convertible notes and warrants	-	453,100
Net proceeds (repayment) of related party - notes payable	-	(74,983)
Net Cash Provided By Financing Activities	1,316,764	893,117

Net change in cash	1,627,713	(343,866)

Cash at beginning of period	422,135	542,564

Cash at end of period	$2,049,848	$198,698

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and interest to preferred stock	$731,039	$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$21,525	$256,596
Issuance of common stock to settle accrued liabilites	$242,000	$-
Convertible note reclassified as demand note	$103,100	$-
Deemed dividend	$2,042,090	$501,975

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

September 30, 2012 and 2011

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

Acquisition of Kick the Can Corp./ Wizard Conventions, Inc.

On December 7, 2010, the Company entered into and consummated a share exchange agreement (the “Exchange Agreement”) with successor, Kick the Can Corp. (“KTC Corp.”) and its predecessors Wizard Conventions, Inc. and Kicking The Can, L.L.C. (“Conventions”). Pursuant to the Exchange Agreement, the Company issued 32,927,596 shares of its common stock to the KTC Corp. shareholders in exchange for 100% of the issued and outstanding shares of KTC Corp. The transaction has been treated as a reverse acquisition with KTC Corp. deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of KTC Corp. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of KTC Corp. which are recorded at historical cost. The equity of the Company is the historical equity of KTC Corp. retroactively restated to reflect the number of shares issued by the Company in the transaction. Because of the predecessor/successor relationship between the Company and KTC Corp., Conventions ultimately became the accounting acquirer.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the Company and controlled entities as of September 30, 2012 and 2011 and for the interim periods then ended as follows:

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2012 and December 31, 2011.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2012:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$4,864,334	$-	$-	$4,864,334	$4,864,334

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2011:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,946,669	$-	$-	$1,946,669	$1,946,669

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2011	$1,946,669	$1,946,669
Total gains or losses (realized/unrealized)
included in net loss	1,089,254	1,089,254
Purchases, issuances and settlements	1,849,936	1,849,936
Transfers in and/or out of Level 3	(21,525)	(21,525)
Balance, September 30, 2012	$4,864,334	$4,864,334

During the interim period ended September 30, 2012, the Company recorded the value of the derivative liability associated with the features embedded in the Series A Cumulative Convertible Preferred Stock directly to retained earnings, similar to a deemed dividend.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2012 and 2011 as they were anti-dilutive:

	September 30, 2012	September 30, 2011
Convertible preferred stock	9,580,598	3,877,500
Stock purchase warrants	4,706,250	5,000,000
Stock options	3,350,000	-
Warrants issued with the convertible preferred stock and notes	2,327,088	976,392
Warrants issued with convertible promissory notes	566,436	377,624
Total	20,530,372	10,231,516

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2012, and had a net loss for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011	Estimated Useful Life
Computer Equipment	7,607	10,206	3 years

	7,607	10,206
Less: Accumulated depreciation	(3,344)	(2,158)
	$4,263	$8,048

Depreciation Expense

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $2,407 and $2,022, respectively. During the nine months ended September 30, 2012, the Company abandoned certain computer equipment and recognized a loss of $1,378. During the nine months ended September 30, 2011, the Company abandoned certain assets when the company moved offices.

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

In conjunction with the notes, each investor was granted a Common Stock Purchase Warrant exercisable for one share of common stock of the Company for each $2.00 of investment.  The warrants are earned upon issuance expiring five (5) years from the date of issuance exercisable at $0.40 per common share, which may be paid via a cashless exercise.

On August 3, 2012, four note-holders converted notes and accrued interest into the Company’s Series A Cumulative Convertible Preferred Stock, by entering into Securities Exchange Agreements for the issuance and sale of (i) an aggregate of $406,039 in Series A Preferred. The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a per share conversion price of $0.40, subject to adjustment.

One noteholder has yet to convert his principal of $103,100. His note has matured and is in default. The Company reclassified the note as a demand note.

December 6, 2011 Convertible Debentures

Issuance of Convertible Debentures

On December 6, 2011, Wizard World entered into stock subscription agreements with accredited investors, for the issuance and sale of an aggregate of $325,000 in Senior Convertible Debentures. The debentures bear interest at six percent (6%) per annum maturing February 28, 2012. The debentures, at issuance, gave rise to a debt discount of $206,375 which is being amortized over the lives of the notes. The debt discount was fully amortized as of February 28, 2012.

Mandatory Conversion of Debentures to Series A Convertible Preferred Stock

In connection with the March 30, 2012 Series A Preferred Stock Closing, and pursuant to mandatory conversion features of those certain Senior Convertible Debentures in the aggregate amount of $325,000, issued on December 6, 2011, the debentures were mandatorily converted (into shares of Series A Preferred Stock and warrants upon the same terms of the offering). A total of 3,250 shares of Series A Preferred and 162,500 warrants were issued by the Company to the debenture investors pursuant to the mandatory conversion.

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

John D. Maatta Agreement

On May 25, 2011, Wizard World entered into a Director Agreement with Mr. John D. Maatta in connection with his appointment to the Board.  The term of the Director Agreement commences on May 25, 2011 and continues through the Company’s next annual stockholders’ meeting.  However, the Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Maatta is re-elected to the Board.

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

Greg Suess Agreement

On May 9, 2011, Wizard World entered into a Director Agreement, made as of May 9, 2011, with Mr. Greg Suess in connection with his appointment to the Board.  The term of the Director Agreement is from May 9, 2011 through the Company’s next annual stockholders’ meeting.  The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Suess is re-elected to the Board.

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

ROAR Agreement

On September 1, 2012, the Company entered into an agreement with ROAR, LLC (“ROAR”), an entity controlled by a director of the Company. ROAR agrees to provide the Company strategic management consulting services. The term is for three (3) months and following the initial three (3) months, month to month thereafter. The Company agrees to compensate ROAR with a $5,000/month payment and a 10% commission on any contractual introduction for business development introduced by ROAR.

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

In connection with the Closing, and pursuant to mandatory conversion features of those certain Senior Convertible Debentures in the aggregate amount of $325,000, issued on December 6, 2011, the debentures were mandatorily converted (into shares of Series A Preferred Stock and warrants upon the same terms of the Offering). A total of 3,250 shares of Series A Preferred and 162,500 warrants were issued by the Company to the debenture investors pursuant to the mandatory conversion.

The Company paid $142,250 in stock issuance costs to complete the convertible preferred stock and warrant raise.  In addition, the Company issued 206,250 warrants to the placement agent. The warrants were recorded as stock issuance costs.

On April 27, 2012, the Company entered into Subscription Agreements with the Subscribers for the issuance and sale of (i) $725,000 in shares of Series A Preferred with the rights and preferences set forth in the Amended and Restated Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share, and (ii) 362,500 Warrants. The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.0001 per share, at a per share conversion price of $0.40, subject to adjustment, and the Warrants are exercisable to purchase shares of the Company’s Common Stock at a per share exercise price of $0.60, subject to adjustment.

The Company paid $90,986 in stock issuance costs to complete the convertible preferred stock and warrant raise.  In addition, the Company issued 181,250 warrants to the placement agent. The warrants were recorded as stock issuance costs.

On August 3, 2012, four note-holders exchanged notes and accrued interest into the Company’s Series A Cumulative Convertible Preferred Stock, by entering into Securities Exchange Agreements for the issuance and sale of (i) an aggregate of $406,039 in Series A Preferred. The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.0001 per share, at a per share conversion price of $0.40, subject to adjustment.

Common Stock

On December 17, 2010, the Company entered into a financial reporting services agreement with Brio Financial Group (“Brio”).  Pursuant to the agreement the Company is required to pay the firm $4,500 per month. In addition, a retainer of $8,000 is included in prepaid expenses as of December 31, 2010 and was expensed during the year ended December 31, 2011. The Company also agreed to issue Brio 30,000 shares of restricted common stock per quarter payable at the end of each quarter. Through September 30, 2012, Brio has earned 240,000 shares of common stock valued at $0.40 - $0.60 per share, or $108,000 in the aggregate, and recorded as consulting expense. On September 28, 2012, the Company issued the consultant 240,000 shares of the Company’s common stock to satisfy an accrued liability and account payable in the amount of $108,000, in accordance with the consultant’s agreement.

On January 14, 2011, the directors of the Company approved by unanimous written consent, and the stockholders of the Company holding a majority in interest of the Company’s voting equity approved by written consent the appointment of Mr. Vadim Mats as a member of the Board, effective as of January 14, 2011. Mr. Mats earns 10,000 shares of the Company’s common stock quarterly. The Company has valued the issuance and has recorded and accrual of $28,000. On September 28, 2012, the Company issued the director 60,000 shares of the Company’s common stock to satisfy an accrued liability due under the director’s agreement.

On February 1, 2011, the Company entered into an engagement for legal services with respect to certain securities work (the “Engagement”). Pursuant to the Engagement, the Company is required to pay $4,000 per month along with 5,000 shares of the Company’s common stock. The Company also agreed to issue 150,000 shares of restricted common stock upon execution of the Engagement. As of September 30, 2012, pursuant to the Engagement, the Company has issued 450,000 shares of the Company’s common stock valued at $0.40 - $0.60 per share, or $186,000 in the aggregate, and recorded as consulting expense. On September 28, 2012, the Company issued 450,000 shares of the Company’s common stock to satisfy the accrued liability of $186,000.

On March 23, 2011, Wizard World entered into a director agreement with Michael Mathews, pursuant to which Mr. Mathews was appointed Chairman of the Board.  The term of the director agreement is from March 23, 2011 through the Company’s next annual stockholders’ meeting.  The director agreement may, at the option of the Board, be automatically renewed on such date that Mr. Mathews is re-elected to the Board.  Under the director agreement, Mr. Mathews shall be paid a quarterly stipend of twenty thousand dollars ($20,000). Mr. Mathews has waived this stipend through September 30, 2012.

On March 23, 2011, the Company entered into a consulting agreement with Mr. Mathews pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the consulting agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive, with the first issuance of 250,000 shares occurring on March 23, 2011, and the second issuance of 250,000 on March 31, 2012, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. As of September 30, 2012, the Company is yet to issue Mr. Mathews 500,000 shares of common stock per the vesting arrangement. The Company has valued the issuance and has recorded and accrual of $275,000.

On March 23, 2011, the Company entered into a consulting agreement with Brad Powers pursuant to which Mr. Powers will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the consulting agreement is for a four (4) year period. As compensation for his services, Mr. Powers shall receive 62,500 shares of restricted Company common stock upon execution of the agreement and an additional 62,500 restricted shares of the Company’s common stock, issuable in annual installments on the anniversary of the execution of the agreement. The 156,250 shares vested as of September 30, 2012 were valued at $0.40 - $0.60 per share, or $68,750 in the aggregate, and recorded as consulting fees. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities.

On December 21, 2011, Wizard World, entered into a stock subscription agreement with one investor, the Michael Mathews 2011 Children’s GRAT (the “Trust”).  Michael Mathews is the Company’s Executive Chairman.  Pursuant to the terms of the Agreement, the Company issued 357,143 shares of the Company’s common stock, par value $0.001 per share, at $0.70 per share, for a total subscription price of $250,000. Effective October 10, 2012, Michael Mathews resigned as Executive Chairman.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2011	6,956,024	$0.40
Exercisable – December 31, 2011	6,956,024	$0.40
Granted	2,325,000	$0.60
Exercised	-	$-
Forfeited/Cancelled	(1,500,000)	$0.40
Outstanding – September 30, 2012	7,781,024	$0.40
Exercisable – September 30, 2012	7,781,024	$0.45

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 – 0.60	7,781,024	3.60	$0.45	7,781,024	$0.45

At September 30, 2012 and 2011, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Equity Incentive Plan

On July 9, 2012, the Board approved by unanimous written consent the Amended Plan amending Section 4 of the Plan (defined below) solely to increase the number of authorized shares subject to the Plan from 5,000,000 shares to 7,500,000 shares of common stock.

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

The Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors (the “Committee”). In the absence of such a Committee, the Board shall administer the Plan.

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

On October 10, 2012, Michael Mathews submitted his resignation, effective immediately, as Executive Chairman and as a director of the Company.

On October 17, 2012, the Company entered into a termination agreement with Brad Powers. The consultant agreed to forfeit all shares of common stock that were due to him.

On November 7, 2012, the Company entered into a securities exchange agreement with a convertible promissory noteholder (the “Noteholder”).  The Company paid $25,000 on the note.  The remaining principal of $78,100 was exchanged for 781 shares of the Company’s Series A Cumulative Convertible Preferred Stock.  The Noteholder agreed to cancel $21,298 in accrued interest on the convertible promissory note.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended September 30, 2012 and 2011, included elsewhere in this report.

We are a producer of pop culture and multimedia conventions (“Comic Cons”) across North America that market movies, TV shows, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels. These Comic Cons provide sales, marketing, promotions, public relations, advertising and sponsorship opportunities for entertainment companies, toy companies, gaming companies, publishing companies, marketers, corporate sponsors and retailers.

Plan of Operation

Our Company has two lines of business: (i) live multimedia events, which involve ticket sales and exhibitor booth space, and (ii) sponsorships and advertising. Our current focus is on growing our existing Comic Cons by obtaining new exhibitors and dealers and attracting more high profile celebrities and VIPs. We also plan to expose our database of fans and our target market of young adult males to our content through digital media such as Facebook, Twitter, YouTube, Flickr, and Tumblr, and draw higher traffic to our website www.wizardworld.com by creating content from our live multimedia events and promoting such events through emails and newsletters.

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

Results of Operations

For the Three Months Ended September 30, 2012 and 2011:

	Three Months Ended
	September 30, 2012	September 30, 2011
Convention revenue	$2,792,907	$1,434,625
Gross profit	$1,380,630	$733,566
Operating expenses	$(734,087)	$(915,866)
Income (loss) from operations	$646,543	$(182,300)
Other income (expenses)	$1,057,744	$(1,209,789)
Net income (loss)	$1,704,287	$(1,392,089)
Income (loss) per common share – basic and diluted	$0.04	$(0.04)

Convention Revenue

Convention revenue was $2,792,907 for the three months ended September 30, 2012, as compared to $1,434,625 for the comparable period ended September 30, 2011, an increase of $1,358,282. The increase in convention revenue is primarily attributable to running well advertised and marketed events. The Company hosted two conventions during the three months ended September 30, 2012, as compared to one event during the comparable three months ended September 30, 2011.

Gross Profit

Gross profit percentage decreased from a gross profit of 51% during the three months ended September 30, 2011, to a gross profit of 49% during the three months ended September 30, 2012. The slight decrease is primarily attributable to the Company adding an additional event during the three months ended September 30, 2012, as compared to the comparable period ended September 30, 2011. The additional event had a lower gross profit.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2012, was $734,087, as compared to $915,866 for the three months ended September 30, 2011. The $181,779 decrease is primarily attributable to a $366,895 decrease in web development fees offset by a $140,120 increase in consulting fees paid in both cash and stock and a $41,010 increase in compensation expense.

Income (Loss) from Operations

Income (loss) from operations for the three months ended September 30, 2012, was $646,543, as compared to a loss of $(182,300) for the three months ended September 30, 2011. The increase in income (loss) from operations is the Company running two profitable events during the three months ended September 30, 2012, as compared to running one event during the three months ended September 30, 2011. In addition, the Company reduced web development costs during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Other Income (expenses)

Other income (expense) for the three months ended September 30, 2012, was $1,057,744, as compared to $(1,209,789) for the three months ended September 30, 2011. The Company incurred a gain in change in fair value of derivative liabilities in the amount $1,068,302 during the three months ended September 30, 2012 as compared to a loss from the change in fair value of derivative liabilities of $(1,143,968) during the comparable three months ended September 30, 2011. In addition, during the three months ended September 30, 2012, the Company recorded $10,572 in interest expense on the Company’s convertible notes issued in August 2011 and amortized debt discounts to interest expense as compared to $65,821 for the comparable three months ended September 30, 2011.

Net Income (Loss)

Net income for three months ended September 30, 2012, was $1,704,287 or income per share of $0.04, as compared to a loss of $(1,392,089) or loss per share of $(0.04), for the three months ended September 30, 2011.

For the Nine Months Ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Convention revenue	$5,173,315	$3,076,697
Gross profit	$1,955,914	$761,232
Operating expenses	$(1,903,860)	$(3,355,277)
Income (loss) from operations	$52,054	$(2,594,045)
Other income (expenses)	$(1,339,062)	$479,492
Net loss	$(1,287,008)	$(2,114,553)
Loss per common share – basic and diluted	$(0.08)	$(0.06)

Convention Revenue

Convention revenue was $5,173,315 for the nine months ended September 30, 2012, as compared to $3,076,697 for the comparable period ended September 30, 2011, an increase of $2,096,618. The increase in convention revenue is primarily attributable to running well advertised and marketed events. The Company made an effort to decrease the number of live events (from 7 in 2011 to 5 in 2012) in order to spend more resources to increase the per show revenue. Average per show revenue increased significantly during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Gross Profit

Gross profit percentage increased from a gross profit of 25% during the nine months ended September 30, 2011, to a gross profit of 38% during the nine months ended September 30, 2012. The increase is primarily attributable to the Company establishing hard budgets for each show, increasing exhibitor revenues and ticket sales.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2012, was $1,903,860, as compared to $3,355,277 for the nine months ended September 30, 2011. The $1,451,417 decrease is primarily attributable to a $784,614 decrease in web development charges, and a $677,799 decrease in consulting fees paid in both cash and stock.

Income (Loss) from Operations

Income from operations for the nine months ended September 30, 2012, was $52,054, as compared to a loss of $2,594,045 for the nine months ended September 30, 2011. The primary increase in income (loss) from operations is the Company running more profitable event during the nine months ended September 30, 2012, as compared to running unprofitable events during the nine months ended September 30, 2011. In addition, the Company reduced third party consulting fees, web development costs and stock based compensation during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Other Income (expenses)

Other income (expense) for the nine months ended September 30, 2012, was $(1,339,062), as compared to $479,492 for the nine months ended September 30, 2011. The Company incurred a loss in change in fair value of derivative liabilities in the amount $(1,089,254) during the nine months ended September 30, 2012 as compared to a gain from the change in fair value of derivative liabilities of $345,425 during the comparable nine months ended September 30, 2011. In addition, during the nine months ended September 30, 2012, the Company recorded $249,822 in interest expense on the Company’s convertible notes issued in August 2011 and amortized debt discounts to interest expense as compared to $66,180 during the comparable nine months ended September 30, 2011.

Net Loss

Net loss for nine months ended September 30, 2012, was $(1,287,008) or loss per share of $(0.08), as compared to $(2,114,553) or loss per share of $(0.06), for the nine months ended September 30, 2011.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2012, compared to December 31, 2011:

	September 30, 2012	December 31, 2011	Increase/(Decrease)
Current Assets	$2,565,834	$669,972	$1,895,862
Current Liabilities	$6,782,147	$4,080,466	$2,701,681
Working Capital (Deficit)	$(4,216,313)	$(3,410,494)	$(805,819)

At September 30, 2012, we had a working capital deficit of $4,216,313, as compared to a working capital deficit of $3,410,494, at December 31, 2011, a decrease of $805,819. The decrease is primarily attributable to an increase of $2,917,665 in derivative liabilities embedded in the company’s financial instruments, offset by an increase in cash.

Net Cash

Net cash provided by (used) in operating activities for the nine months ended September 30, 2012 and 2011, was $310,949 and $(1,235,194), respectively. The net loss for the nine months ended September 30, 2012 and 2011, was $(1,287,008) and $(2,114,553), respectively. The strengthening of the operations is primarily attributable to running less but more profitable events during the nine months ended September 30, 2012. In addition, the Company is not incurring the web development fees that it incurred during the comparable nine months ended September 30, 2011.

Net cash obtained through all financing activities for the nine months ended September 30, 2012, was $1,316,764, as compared to $893,117 for the nine months ended September 30, 2011. The Company raised $1,550,000 through the sale and issuance of convertible preferred stock, less $233,236 in issuance costs.

Going Concern

As reflected in the accompanying unaudited interim financial statements, the Company had a net loss for the nine months ended September 30, 2012, and a working capital deficit and stockholders’ deficit, respectively, at September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, the Company had no off-balance sheet arrangements.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2012.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$4,864,334	$-	$-	$4,864,334	$4,864,334

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 28, 2012, the Company issued a director 60,000 shares of the Company’s common stock based on his Director Agreement.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 28, 2012, the Company issued 450,000 shares of the Company’s common stock to a consultant for services rendered based on the consultant’s service agreement.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 28, 2012, the Company issued 240,000 shares of the Company’s common stock to a consultant for services rendered based on the consultant’s service agreement.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

WIZARD WORLD, INC.

Date: November 14, 2012	By:	/s/ John Macaluso
		Name:	John Macaluso
		Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

