Form 10-K/A
period 2011-12-31
Wizard World, Inc.
filed 2013-03-08
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:000-33383

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]
Accelerated filer	[ ]	Smaller reporting company	[X]

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Wizard World, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other modifications or changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Purchase and Share Exchange Agreement, dated November 5, 2010, by and among GoEnergy, Inc., Strato Malamas, an individual and the majority stockholder of GoEnergy, Inc., Kick the Can Corp., a Nevada corporation, Kicking the Can, L.L.C., a Delaware limited liability company and the majority shareholder of Kick the Can Corp., and certain shareholders of Kick the Can Corp. that are signatories thereto (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2010).

3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).

3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).

4.1	Form of 2011 Series A Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

4.2	Form of Convertible Promissory Note, dated August 19, 2011 (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2011).

10.1	Director Agreement, dated January 18, 2011, by and between GoEnergy, Inc. and Vadim Mats (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2011).

10.2	Director Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.3	Consultant Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.4	Form of 2011 Series A Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

10.5	Director Agreement, dated May 9, 2011, by between Wizard World, Inc. and Greg Suess(as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2011).

10.6	2011 Stock Incentive and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.7	Amendment to the 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2011).

10.8	2011 Amended and Restated Stock Incentive and Award Plan. *

10.9	Form of Non-Qualified Stock Option Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.10	Director Agreement, dated May 13, 2011, by and between Wizard World, Inc. and John Macaluso. *

10.11	Director Agreement, dated May 25, 2011, by and between Wizard World, Inc. and John Maatta.*

10.12	Employment Agreement, dated May 25, 2011, by and between Wizard World, Inc. and Gareb Shamus (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2011).

10.13	Form of Subscription Agreement, dated August 19, 2011. *

10.14	Office Service Agreement, dated January 18, 2011, by and between Kick the Can Corp. and NYC Office Suites (as filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.15	Internet Domain Name Assignment Agreement, dated January 2011, by and between Gareb Shamus Enterprises, Inc. and Kick the Can Corp. (as filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.16	Mid-Ohio Acquisition Agreement, dated November 13, 2010, by and between Kicking the Can L.L.C and GCX Holdings LLC (as filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 16, 2011).

10.17	Form of Senior Convertible Debenture, dated December 6, 2011. *

10.18	Subscription Agreement, dated December 21, 2011, by and between the Company and the Michael Mathews 2011 Children’s GRAT. *

10.19	Consultant Agreement, dated March 23, 2011, between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* These exhibits were previously included in Wizard World, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012.

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

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

Signature	Title	Date

/s/ John Macaluso	Chief Executive Officer, Principal Executive	March 8, 2013
John Macaluso	Officer, Principal Financial Officer, Principal
Accounting Officer, Chairman of the Board

/s/ John Maatta	Director	March 8, 2013
John Maatta

/s/ Vadim Mats	Director	March 8, 2013
Vadim Mats

/s/ Greg Suess	Director	March 8, 2013
Greg Suess