Form 10-Q/A
period 2012-03-31
Wizard World, Inc.
filed 2013-03-08
CIK 1162896

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 14, 2012, there were 35,044,878 shares outstanding of the registrant’s common stock.

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Wizard World, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).

10.1	Employment Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John Macaluso, individually(as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2012)

10.2	Option Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John Macaluso, individually(as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012)

10.3	Indemnification Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John Macaluso, individually(as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 19, 2012)

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* These exhibits were previously included in Wizard World, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 15, 2012.

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