Form 10-Q/A
period 2012-09-30
Wizard World, Inc.
filed 2013-03-08
CIK 1162896

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to Wizard World, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

* These exhibits were previously included in Wizard World, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012.

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