Form 10-K
period 2012-12-31
Wizard World, Inc.
filed 2013-04-01
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:000-33383

WIZARD WORLD, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Highland Ave

Manhattan Beach, CA 90266

(Address of principal executive offices)

1350 Avenue of the Americas, 2nd Floor

New York, NY 10019

(Former name of former address, if changed since last report)

(310) 545-2400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2012, based on a closing price of $0.55 was $19,274,683. As of March 28, 2013, the registrant had 35,794,878 shares of its common stock, par value $0.0001 per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	changes in our business and growth strategy;

●	changes or developments in laws, regulations or taxes in the entertainment industry;

●	actions taken or not taken by third-parties, including our contractors and competitors;

●	the availability of additional capital; and

●	other factors discussed under the section entitled “Risk Factors” or elsewhere in this Annual Report.

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

On December 7, 2010 (the “Closing Date”), the Company acquired Conventions pursuant to a Share Purchase and Share Exchange Agreement (the “Exchange Agreement”), by and among the Company, StratoMalamas, an individual and former majority stockholder of the Company, Conventions, and shareholders of Conventions (the “Conventions Shareholders”), that are signatories thereto. On the Closing Date, pursuant to the terms of the Exchange Agreement, the Conventions Shareholders transferred and contributed all of their shares (the “Conventions Shares”) to the Company, resulting in our acquisition of all of the outstanding Conventions Shares. In return, we issued to the Conventions Shareholders, their designees or assigns (the “Share Exchange”), an aggregate of 32,927,576 shares of the Company’s common stock (the “Exchange Shares”), which constituted approximately 94.9% (on a fully diluted basis) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”),issued and outstanding immediately after the consummation of the Share Exchange (the “Closing”). As the result of the Share Exchange, Conventions became a wholly owned subsidiary of the Company.

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

On March 18, 2011, we formed a wholly owned subsidiary called Wizard World Digital, Inc., a Nevada corporation (“Digital”). Digital never officially commenced operations or had employees, and Digital is currently dormant, pending execution of a digital strategy.

Our executive offices are located at 1300 Highland Ave, Manhattan Beach, CA 90266 and our telephone number is (310) 545-2400.

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

Conventions

Conventions has been producing comic conventions since July 1997. In 2009, Conventions produced three Comic Cons, namely the Philadelphia Comic Con, Chicago Comic Con and New York ‘Big Apple’ Comic Con. In 2010, Conventions produced eight Comic Cons in the following North American cities: (i) Toronto, Ontario; (ii) Anaheim, CA; (iii) Philadelphia, PA; (iv) Chicago, IL; (v) New York, NY; (vi) Boston, MA; (vii) Austin, TX; and (viii) Atlanta, GA. In 2011, Conventions produced nine Comic Cons in (i) New Orleans, LA, (ii) Miami, FL, (iii) Toronto, Ontario, (iv) Anaheim, CA, (v) New York, NY, (vi) Philadelphia, PA, (vii) Chicago, IL, (viii) Columbus, OH, and (ix) Austin, TX.

In 2012, Conventions produced seven Comic Cons in the following six North American cities: (i) New Orleans, LA (2); (ii) Toronto, Ontario; (iii) Philadelphia, PA; (iv) Chicago, IL; (v) Columbus, OH; and (vi) Austin, TX.

Conventions currently holds the production rights to the following 13 conventions: (i) Atlanta Comic Con (Atlanta, GA); (ii) Big Apple Comic Con (New York, NY); (iii) Cincinnati Comic Con (Cincinnati, OH); (iv) Connecticut Comic Con (Hartford, CT); (v) Nashville Comic Con (Nashville, TN); (vi) New England Comic Con (Boston, MA); (vii) North Coast Comic Con (Akron, OH); (viii) Toronto Comic Con (Toronto, Ontario); (ix) Nola Comic Con (New Orleans, LA); (x) Central Canada Comic Con (Winnipeg, Manitoba); (xi) San Antonio Comic Con (San Antonio, TX); (xii) Houston Comic Con (Houston, TX); and (xiii) Mid-Ohio Comic Con (Columbus, OH). We organically developed the Comic Cons in Miami, FL; Anaheim, CA; Austin, TX; Philadelphia, PA; Chicago, IL; Portland OR; and St Louis, MO.

We receive revenue from our Comic Cons in three (3) ways, namely from (i) consumer ticket sales; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. Each Comic Con varies in cost to produce. Production costs vary based on the size and scope of the production. Generally, our production costs range from approximately $300,000 for a smaller scale production to over $1,300,000 for a larger production.

The Company’s plan for 2013 is to focus the Wizard World tour on the following shows: (i) Portland, OR; (ii) Nashville, TN; (iii) St. Louis, MO; (iv) New York NY; (v) Philadelphia, PA; (vi) Rosemont, IL; (vii) Columbus, OH; and (viii) Austin, TX.

The majority of our target audience are young adult males and are active consumers of many types of entertainment and media, such as movies, music, toys, video games, apps, consumer electronics, computers, and lifestyle products (e.g. clothes, footwear, digital devices, mobile phones and men’s personal items).

Digital Media

We produce a number of digital media properties, including our website www.wizardworld.com, emails, newsletters, iPad/iPhone app, Facebook, YouTube, Twitter, Flickr and Tumblr to create awareness of our Comic Cons and provide updates to our fans and consumers. We also use our website www.wizardworld.com to a large extent to provide a source for the latest Wizard World news and information. While there is little or no direct revenue derived from these properties, the indirect benefit supports sales functions of all the events (dealer and exhibitor booths, ticket sales, sponsorships), as well as helping us secure additional, more sought after, and higher profile talent. This in turn, helps additional ticket sales, booth sales and sponsorships.

Our email list consists of over 510,000 current and active users. This is a primary driver of information dissemination, along with Facebook and Twitter. YouTube is mainly used as brand awareness, as information is posted after an event, which helps to generate excitement at future events. Because we are a tour, this is essential to creating excitement for all our cities, not just a single event.

With Facebook, all of our attending artists and celebrities are given unique links announcing their involvement in our events. This helps generate excitement among their existing fan base (and ours) and can create a sense of community and groundswell of support for the show. Once we establish a critical mass of people, the shows can become part of the fabric of the community where people anticipate the event months and sometimes even a full year in advance. This retention is essential to our sales process. Procuring new and timely talent helps generate new customers, as well as the word of mouth of previous attendees. Much of this is achieved via email, Facebook, Twitter, and wizardworld.com.

Unlike many live events (sports, concerts, etc), where attendees are spectators (even if they are a part of a community at large), at our events the attendees are participants in the events. This atmosphere creates a greater amount of user generated content for Facebook, Twitter and YouTube. For instance, we always notice an uptick among Facebook “Likes” in profile pic changes on Facebook the days during and after our events featuring the celebrities and Photo Ops from our events. This is a non-paid form of free advertising. Social networks such as Facebook & Twitter are a perfect marriage for these types of event photos.

Strategy

Our objective is to use our Comic Cons and Digital to become the voice for pop culture enthusiasts across multiple media platforms. Key elements of our strategy include:

●	producing high quality live multimedia events across North America for promotion of consumer products and entertainment;

●	leveraging the content created and generated at the live multimedia events to enter the media market and distribute the content in digital media such as websites, apps, emails, newsletters, Facebook, Twitter, Flickr, Tumblr and YouTube, among others; and

●	obtaining sponsorships and promotions from media and entertainment companies for the Comic Cons, including:

●	expanding our relationships with entertainment and media companies; and

●	forming strategic relationships with new media and entertainment companies to promote their products.

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

We have competitors that produce local one-time events and/or once a year events, as well as competitors, such as Reed Exhibitions Limited, that produce multiple events throughout the year.

There is a non-profit educational organization named Comic-Con International, which produces the largest Comic-Con event in the United States, held annually in San Diego, CA, during the month of July. Comic-Con International also produces a show in Los Angeles, CA, called WonderCon. Because of the momentum of Comic-Con International in those markets, we do not intend to enter those markets; our view is that the markets are saturated, and therefore could not support multiple shows in San Diego and Los Angeles. Further, the San Diego Comic-Con has an established history and presence in San Diego, and draws a large audience to the well-publicized and popular event. Thus, there is a significant barrier to our Company entering into the San Diego market. Despite our decision not to enter the San Diego Comic-Con market, the San Diego Comic-Con is considered a competitor given that some fans may have to choose between attending either the San Diego Comic-Con or any one of our Comic Cons, regardless of geographic region.

We believe that we have an advantage over other event producers because our Comic Cons are not limited to one city, but rather to several well-known cities across North America. Therefore, rather than having to travel to San Diego, which for some fans may be a long distance; our fans are able to attend a high-quality Wizard World Comic Con that is closer to their home.

We also believe that we have an edge over competitors because our Comic Cons are well known and well respected in the Comic Con and pop culture world. We have a reputation among fans, exhibitors and celebrities for producing high-quality and well attended events.

Sales Channels and Pricing Policies

We have outsourced our ticket sales to an online ticketing service, thereby eliminating the need to mail physical badges. Consumers can order online, print out their barcode, come to the show, get scanned and get a wristband for entry. We still, however, sell tickets on-site at the live events themselves. We offer a five dollar discount on the purchase price of our tickets to those who pre-purchase tickets online as compared to those who purchase their tickets on-site at the Comic Con. Tickets typically range from $35 for a single day pass to $80 for a weekend pass. Entry of children ten years old and under is free at all Comic Cons.

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

Growth Strategy

We plan to organically develop new Comic Cons and increase the revenues of our existing Comic Cons by adding more dealers, exhibitors, celebrities, panels, gaming tournaments and VIPs to our Comic Cons. Additionally, we are focused on increasing revenues through increasing corporate sponsorships that allow advertisers a wide range of promotional vehicles on-site and through our public relations efforts. We believe that we will be able to leverage our relationships with our existing dealers, exhibitors, celebrities and VIPs to develop new relationships.

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

Further, in the fourth quarter of 2011 we launched our new digital entertainment ad network called the “Wizard World Digital Entertainment Network,” which will be comprised of two websites located at www.wizardworld.com and www.toywiz.com, as well as the Wizard World email database. The Wizard World Digital Entertainment Network will offer display advertising to brand advertisers, priced on a traditional CPM ad impression basis. We plan to work with display advertising networks and third party representation firms, and to hire four direct sales employees over the next 12 months to maximize the monetization of the Wizard World Digital Entertainment Network. We have no signed agreements to date with third-party representation firms. Third-party representation firms represent several web publishers (such as Wizard World), selling their display advertising inventory to brand advertisers and/or advertising agencies. These third-party representation firms obtain a revenue share from the web publisher for any revenue earned through their sales efforts. Wizard World is currently working with inter click, inc. (ad network) to monetize Wizard World’s display advertising inventory.

In 2012, we invested approximately $11,000 in technical development costs to launch the Wizard World Digital Entertainment Network as compared to approximately $815,000 during 2011.

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

Employees

We currently have ten full-time employees. Additionally, we engage four part-time freelance consultants to operate our Comic Con business.

Where You Can Find More Information

Our website address is www.wizardworld.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

As of the date of this filing, our executive officers, directors and principal stockholders who beneficially own 5% or more of our outstanding common stock, own in the aggregate, approximately 90% of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

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

Risks Related to our Business and Industry

General

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

The loss of the services of our key employees and directors, particularly the services rendered by John M. Macaluso, our Chief Executive Officer, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees and directors. In particular, we are heavily dependent on the continued services of John M. Macaluso, our Chief Executive Officer. The loss of Mr. Macaluso and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

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

Comic Con Business

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

Digital Media

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

Risks Related To Our Industry

A continued decline in general economic conditions and disruption of financial markets may, among other things, reduce the discretionary income of consumers or further erode advertising markets, which could adversely affect our business.

Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on consumer products and entertainment, which could adversely affect our revenues. Volatility and disruption of financial markets could limit our advertisers’, sponsors’ and/or promoters’ ability to obtain adequate financing to maintain operations, and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Continued softness in the market could adversely affect our revenues or the financial viability of our distributors.

The advertising market is particularly volatile and we may not be able to effectively adjust to such volatility.

Advertising spending is volatile and sensitive to changes in the economy. Our advertising customers may reduce the amount they spend on our media for a number of reasons, including, without limitation:

●	a downturn in economic conditions;

●	a deterioration of the ratings of their programs; or

●	a decline in advertising spending in general.

We may be unable to maintain or increase our advertising fees and sales, which could negatively affect our ability to generate revenues in the future. A decrease in demand for advertising in general, and for our advertising services in particular, could materially and adversely affect our operating results.

Risks Related To Our Securities

Our common stock is quoted on the OTCBB and OTCQB, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCBB and OTCQB. The quotation of our shares on the OTCBB and OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCBB and OTCQB, which enhances the volatile nature of our equity.

When fewer shares of a security are being traded on the OTCBB and OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood that orders for shares of our common stock will be executed, and current prices may differ significantly from the price that was quoted at the time of entry of the order.

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

We currently only have a broker or dealer creating or maintaining a market in our stock in a limited capacity.

We currently only have a broker or dealer acting as a market maker for our securities in a limited capacity. The lack of a full-time market maker for our securities could adversely influence the market for, and price of, our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities. If an active public trading market for our securities does not develop, the market price and liquidity of such securities may be adversely affected.

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

The shares of our common stock are traded on the OTCBB and OTCQB and are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a smaller reporting company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as is currently the case, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Currently, there is a limited public market for our securities, and there can be no assurances that any public market will ever develop and, even if developed, it is likely to be subject to significant price fluctuations.

We have a trading symbol for our common stock, namely ‘WIZD’. However, our stock has been thinly traded, if at all. Consequently, there can be no assurances as to whether:

●	any market for our shares will develop;

●	the prices at which our common stock will trade; or

●	the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Conventions, through a service agreement with an office service provider, occupies offices at 708 Third Ave, 5th Floor, New York, NY 10017. The term of the lease agreement commenced on January 1, 2013, and it is scheduled to expire on December, 31, 2013. The office space covers approximately 310 square feet and our monthly rent is $4,700. In addition, effective October 6, 2012, the Company leased one office of approximately 300 square feet at 1300 Highland Ave, Manhattan Beach, CA 90266, on a month-to-month basis for $2,200.00 per month. We do not own any real estate.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCBB and OTCQ Bunder the symbol “WIZD”.

The following table sets forth the high and low bid price for our common stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

March 31, 2012	$0.750	$0.750
June 30, 2012	$0.550	$0.750
September 30, 2012	$0.550	$0.550
December 31, 2012	$0.550	$0.550

March 31, 2011	$0.650	$0.750
June 30, 2011	$0.750	$0.750
September 30, 2011	$-	$-
December 31, 2011	$0.750	$0.750

(b) Holders

As of March 28, 2013, a total of 35,794,878 shares of the Company’s common stock are currently outstanding held by 31 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

2011 Incentive Stock Award Plan, as Amended

On May 9, 2011, the Board approved, authorized and adopted (subject to stockholder approval) the 2011 Incentive Stock and Award Plan (the “Plan”). The Plan was amended on September 14, 2011, April 11, 2012 and July 9, 2012. The Plan provides for the issuance of up to 7,500,000 shares of our common stock through the grant of non-qualified options, incentive options and restricted stock to our directors, officers, consultants, attorneys, advisors and employees. Until a committee consisting of two or more independent, non-employee and outside directors is constituted, our Board administers the Plan.

Under the Plan:

1.	Each option will contain the following terms:

	(i)	the exercise price, which shall be determined at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the common stock is listed or quoted, as applicable) of the common stock of the Company, provided that if the recipient of the option owns more than ten percent (10%) of the total combined voting power of the Company or of any subsidiary, the exercise price shall be at least 110% of the Fair Market Value;

	(ii)	the term of each option shall be fixed by the Board, provided that such option shall not be exercisable more than five (5) years after the date such option is granted, and provided further that with respect to an incentive option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company or of any subsidiary, the incentive option shall not be exercisable more than five (5) years after the date such incentive option is granted;

	(iii)	subject to acceleration in the event of a change of control of the Company (as further described in the Plan), the period during which the options vest shall be designated by the Board or, in the absence of any option vesting periods designated by the Board at the time of grant, shall vest and become exercisable in equal amounts on each fiscal quarter of the Company through the four (4) year anniversary of the date on which the option was granted;

	(iv)	no option is transferable and each is exercisable only by the recipient of such option except in the event of the death of the recipient (if such recipient is a natural person); and

	(v)	with respect to incentive options, the aggregate Fair Market Value of common stock exercisable for the first time during any calendar year shall not exceed $100,000.

2.	Each award of restricted stock will be subject to the following terms:

	(i)	no rights to an award of restricted stock is granted to the intended recipient of restricted stock unless and until the grant of restricted stock is accepted within the period prescribed by the Board;

	(ii)	a certificate or certificates issued evidencing shares of restricted stock shall not be delivered until they are free of any restrictions specified by the Board at the time of grant;

	(iii)	upon the acceptance and issuance of a certificate or certificates, recipients of restricted stock have the rights of a stockholder of the Company as of the date of the grant of the restricted stock;

	(iv)	shares of restricted stock are forfeitable until the terms of the restricted stock grant have been satisfied or the employment with the Company is terminated; and

	(v)	the restricted stock is not transferable until the date on which the Board has specified such restrictions have lapsed.

As of December 31, 2012, the Company issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation approved by security holders under the Plan	-	$-	-

Equity compensation plans not approved by security holders	5,600,000	$0.44	1,900,000

Total	5,600,000	$0.44	1,900,000

(1)	Excludes shares of restricted stock issued under the Plan.

As of April 1, 2013, we have issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation approved by security holders under the Plan	-	$-	-

Equity compensation plans not approved by security holders	5,900,000	$0.44	1,600,000

Total	5,900,000	$0.44	1,600,000

(1)	Excludes shares of restricted stock issued under the Plan.

Rule 10B-18 Transactions

During the year ended December 31, 2012, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

On September 29, 2012, the Company issued 690,000 shares of the Company’s common stock to two consultants for services rendered at a fair value of $296,000 ($0.43/share), based upon the fair value of the Company’s common stock on the date of issuance. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the years ended December 31, 2012 and 2011, included elsewhere in this report.

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

We continued the development of the “Wizard World Digital Entertainment Network,” which is comprised of one website located at www.toywiz.com and the Wizard World email database. The Wizard World Digital Entertainment Network will offer display advertising to brand advertisers, priced on a traditional CPM ad impression basis. We plan to work with display advertising networks and third party representation firms over the next 12 months to maximize the monetization of the Wizard World Digital Entertainment Network.

We expect to produce eight(8) live events during the year ended December 31, 2013. To date, we have operated profitable live events in the Philadelphia, Chicago, New Orleans, Columbus and Austin, but we have operated at a deficit in other events. In order for us to operate a successful event, we must produce an event that is relevant to the public in order drive ticket sales, booth sales, sponsorship and advertising. In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site. To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

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

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	Year Ended
	December 31, 2012	December 31, 2011
Convention revenue	$6,743,502	$3,782,124
Gross profit (loss)	$2,419,235	$950,913
Operating expenses	$(2,221,426)	$(4,108,215)
Income (loss) from operations	$197,809	$(3,157,302)
Other income (expenses)	$(1,216,730)	$(1,148,064)
Net loss	$(1,018,921)	$(2,009,238)
Income (loss) per common share – basic and diluted	$(0.03)	$(0.06)

Convention Revenue

Convention revenue was $6,743,502 for the year ended December 31, 2012, as compared to $3,782,124 for the comparable year ended December 31, 2011, an increase of $2,961,378. The significant increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased ticket prices and the overall size and scope of each event. The Company ran seven events during the year ended December 31, 2012, as compared to nine events during the comparable year ended December 31, 2011. Average revenue generated per event in 2012 was $963,357 as compared to $420,236 during 2011.

Gross Profit

Gross profit percentage increased from 25% for the year ended December 31, 2011, to 36% during the year ended December 31, 2012. The increase in margin is primarily attributable to the Company running better marketed and advertised events. Because the events were better marketed and advertised, the Company was able to raise ticket prices and convention hall footage in order for allow for more attendees.

Operating Expenses

Operating expenses for the year ended December 31, 2012, were $2,221,426, as compared to $4,108,215 for the year ended December 31, 2011. The $1,886,789 decrease is primarily attributable to a $804,059 decrease in web development fees associated with the company’s digital strategy. In addition, the Company reduced stock based compensation by $397,780. In addition professional fees decreases significantly for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2012, was $197,809, as compared to $(3,157,302) for the year ended December 31, 2011. The increase is primarily attributable to increasing top line revenue by increasing ticket sales and increasing attendance, and by reducing stock based compensation to consultants, reducing web development fees and reducing professional service fees.

Other income (expenses)

Other income (expense) for the year ended December 31, 2012, was $(1,216,730) as compared to $1,148,064 for the year ended December 31, 2011. The decrease is attributable to a $199,019 decrease in bad debt recovery, and a $2,291,122 decrease in the change in fair market of the derivative liability associated with embedded derivatives within the company’s financial instruments.

Net Income (Loss)

Net loss for year ended December 31, 2012, was $(1,018,921) or loss per share of $(0.03), as compared to $(2,009,238) or loss per share of $(0.06), for the comparable year ended December 31, 2011.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2012, compared to December 31, 2011:

	December 31, 2012	December 31, 2011	Increase/Decrease
Current Assets	$2,259,638	$669,972	$1,589,666
Current Liabilities	$1,247,279	$2,133,797	$(886,518)
Working Capital (Deficit)	$1,012,359	$(1,463,825)	$2,476,184

At December 31, 2012, we had a working capital of $1,012,359 as compared to a working capital deficit of $1,463,825, at December 31, 2011, an increase of $2,476,184. The increase is primarily attributable to raising $1,550,000 in convertible preferred stock during the year ended December 31, 2012. In addition, the Company ran a profitable operation during the year ended December 31, 2012. During the year ended December 31, 2012, the Company also converted or repaid all of the short-term convertible notes that existed as of December 31, 2011.

Net Cash

Net cash provided by (used) in operating activities for the year ended December 31, 2012 and 2011 was $243,161 and $(1,572,555), respectively. The net loss for the years ended December 31, 2012 and 2011 was $(1,018,921) and $(2,009,238), respectively. The Company’s cash provided by (used) in operations increased significantly due to the Company actively managing the cash flow needs both on a convention by convention basis as well as the overall operations of the Company. As discussed above, the Company has increased top line revenue by better advertising and marketing each convention, resulting in an increased per show attendance. In addition, the Company has increased ticket sales.

Net cash obtained through all financing activities for the years ended December 31, 2012 was $1,291,764, as compared to $1,456,117 for the year ended December 31, 2011. The Company raised $1,550,000 through the sale and issuance of convertible preferred stock during the year ended December 31, 2012. The Company paid $233,236 in issuance costs. In addition, the company repaid $25,000 in convertible promissory notes during the year ended December 31, 2012.

The Company believes that our existing available cash, along with our cash flows from operations will enable the Company to meet the working capital requirements for at least 12 months. The estimated working capital requirement for the next 12 months is $2,300,000 with an estimated burn rate of $190,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company had no off-balance sheet arrangements.

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

Revenue Recognition

In accordance with the provisions of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SAB 104, revenues are generally recognized when products are shipped or as services are performed. However, due to the nature of our business, there are additional steps in the revenue recognition process, as described below:

●	Sponsorships: We follow the guidance of Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables, and assign the total of sponsorship revenues to the various elements contained within a sponsorship package based on their relative fair values.

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

●	Level 1 – Quoted market prices available in active markets for identical assets or liabilities as of the reporting date;

●	Level 2 – Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date; and

●	Level 3 – Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012 and December 31, 2011.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$4,784,035	$-	$-	$4,784,035	$4,784,035

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2011	$1,946,669	$1,946,669
Total gains or losses (realized/unrealized) included in net loss	1,012,274	1,012,274
Purchases, issuances and settlements	1,849,936	1,849,936
Transfers in and/or out of Level 3	(24,844)	(24,844)
Balance, December 31, 2012	$4,784,435	$4,784,435

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

This update does not modify the requirements for when fair value measurements apply; rather, it generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

●	An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

●	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

●	Additional disclosures about fair value measurements.

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

Wizard World, Inc.

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

Wizard World, Inc.

Manhattan Beach, California

We have audited the accompanying consolidated balance sheets of Wizard World, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 1, 2013

Wizard World, Inc.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

Assets

Current Assets
Cash	$1,957,060	$422,135
Accounts receivable, net	40,545	54,202
Prepaid expenses	262,033	164,135
Debt issuance costs, net	-	29,500
Total Current Assets	2,259,638	669,972

Property and equipment, net	3,337	8,048

Other Asset	15,120	13,375

Total Assets	$2,278,095	$691,395

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$684,046	$1,214,603
Accrued dividend	387,042	116,694
Unearned convention revenue	176,191	169,354
Convertible promissory notes, net	-	633,146

Total Current Liabilities	1,247,279	2,133,797

Non-current Liabilities:
Derivative liability	4,784,035	1,946,669

Total Non-current Liabilities	4,784,035	1,946,669

Total Liabilities	6,031,314	4,080,466

Stockholders’ Deficit
Series A, convertible preferred stock, $0.0001 par value; 50,000 shares authorized 39,101 and 15,510 shares issued and outstanding, respectively	4	2
Common Stock, $0.0001 par value; 200,000,000 shares authorized, 35,794,878 and 35,044,878 shares issued and outstanding, respectively	3,580	3,505
Additional paid-in capital	5,119,726	2,344,746
Accumulated deficit	(8,876,529)	(5,737,324)
Total Stockholders’ Deficit	(3,753,219)	(3,389,071)

Total Liabilities and Stockholders’ Deficit	$2,278,095	$691,395

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2012	December 31, 2011

Convention revenue	$6,743,502	$3,782,124

Cost of revenue	4,324,267	2,831,211

Gross margin	2,419,235	950,913

Operating expenses
Compensation	972,887	872,891
Consulting fees	415,190	1,462,165
Web development fees	10,980	815,039
General and administrative	822,369	958,120

Total operating expenses	2,221,426	4,108,215

Income (loss) from operations	197,809	(3,157,302)

Other income (expenses)
Interest income	14	1,228
Interest expense	(251,971)	(331,031)
Bad debt recovery	-	199,019
Gain on debt settlement	47,501	-
Change in the fair value of derivative liabilities	(1,012,274)	1,278,848

Total other income (expenses)	(1,216,730)	1,148,064

Loss before income tax provision	(1,018,921)	(2,009,238)

Income tax provision	-	-

Net loss	(1,018,921)	(2,009,238)

Deemed dividend on Series A Convertible Preferred Stock	(2,120,284)	(613,321)

Net loss attributable to common stockholders	$(3,139,205)	$(2,120,584)

Common stockholders - basic and diluted	$(0.03)	$(0.06)

Weighted average common shares outstanding	35,237,501	34,697,520

See accompanying notes to the consolidated financial statements

WIZARD WORLD, INC.

Consolidated Statement of Stockholders’ Deficit

For the Year Ended December 31, 2012 and 2011

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance - December 31, 2010	9,760	1	34,687,735	3,469	849,693	(3,114,765)	(2,261,602)

Share-based compensation					700,090		700,090

Issuance of stock for cash			357,143	36	249,964		250,000

Issuance of preferred stock and warrants for cash net of costs of $30,000	5,750	1			544,999		545,000

Deemed dividend						(613,321)	(613,321)

Net loss						(2,009,238)	(2,009,238)

Balance - December 31, 2011	15,510	2	35,044,878	3,505	2,344,746	(5,737,324)	(3,389,071)

Share-based compensation					302,310		302,310

Conversion of accrued liabilities to common stock			750,000	75	321,925		322,000

Issuance of preferred stock and warrants for cash	15,500	1			1,549,999		1,550,000

Conversion of convertible promissory notes and interest to preferred stock	8,091	1			809,138		809,139

Stock issuance costs					(233,236)		(233,236)

Extinguishment of derivative liability					24,844		24,844

Deemed dividend						(2,120,284)	(2,120,284)

Net loss						(1,018,921)	(1,018,921)

Balance - December 31, 2012	39,101	$4	35,794,878	$3,580	$5,119,726	$(8,876,529)	$(3,753,219)

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2012	December 31, 2011

Cash Flows From Operating Activities:
Net loss	$(1,018,921)	$(2,009,238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt	-	9,075
Depreciation	3,014	2,750
Loss on disposal of computer equipment	1,697	-
Gain on settlement of accrued liabilities	(47,501)	-
Amortization of debt issuance costs	29,500	12,500
Accretion of debt discount	144,954	318,018
Change in fair value of derivative liabilities	1,012,274	(1,278,848)
Share based payments	302,310	700,090
Changes in operating assets and liabilities:
Accounts receivable	13,657	(44,150)
Prepaid expenses and other long term asset	(99,643)	(82,204)
Accounts payable and accrued liabilities	(105,017)	705,751
Unearned convention revenue	6,837	93,701

Net Cash Provided by (Used In) Operating Activities	243,161	(1,572,555)

Cash Flows from Investing Activities:
Purchases of property and equipment	-	(3,991)

Net Cash Used In Investing Activities	-	(3,991)

Cash Flows from Financing Activities:
Payment of debt issuance costs	-	(42,000)
Proceeds from the issuance of convertible preferred stock	1,550,000	575,000
Payment of stock issuance costs	(233,236)	(30,000)
Proceeds from the issuance of stock and warrants	-	250,000
Proceeds from issuance of convertible notes and warrants	-	778,100
Repayment of convertible promissory note	(25,000)	-
Net proceeds from (repayment to) related party - notes payable	-	(74,983)

Net Cash Provided By Financing Activities	1,291,764	1,456,117

Net change in cash	1,534,925	(120,429)

Cash at beginning of year	422,135	542,564

Cash at end of year	$1,957,060	$422,135

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and interest to preferred stock	$809,139	$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$-	$462,971
Extinguishment of derivative liability	$24,844	$-
Issuance of common stock to settle accrued liabilities	$322,000	$-
Deemed dividend	$1,018,921	$613,321

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

December 31, 2012 and 2011

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

Acquisition of Kick the Can Corp./ Wizard Conventions, Inc. Recognized as a Reverse Acquisition

On December 7, 2010, the Company entered into and consummated a share exchange agreement (“Share Exchange Agreement”) with successor, Kick the Can Corp. (“KTC Corp.”) and its predecessors Wizard Conventions, Inc. and Kicking The Can, L.L.C. (“Conventions”). Pursuant to the Exchange Agreement, the Company issued 32,927,596 shares of its common stock to the KTC Corp. shareholders in exchange for 100% of the issued and outstanding shares of KTC Corp. The shares issued represented approximately 94.9% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement.

As a result of the controlling financial interest of the former stockholder of Conventions, for financial statement reporting purposes, the merger between the Company and Convensions has been treated as a reverse acquisition with KTC Corp. deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of KTC Corp. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of KTC Corp. which are recorded at historical cost. The equity of the Company is the historical equity of KTC Corp. retroactively restated to reflect the number of shares issued by the Company in the transaction. Because of the predecessor/successor relationship between the Company and KTC Corp., Conventions ultimately became the accounting acquirer.

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

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

KTC Corp.	The State of Nevada, U.S.A.	September 20, 2010	100%

Kicking the Can L.L.C.	The State of Delaware, U.S.A.	April 17, 2009	100%

Wizard Conventions, Inc.	The State of New York, U.S.A.	February 28, 1997	100%

Wizard World Digital, Inc.	The State of Nevada, U.S.A.	March 18, 2011	100%

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to property and equipment; expected term of share options and similar instruments, expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); revenue recognized or recognizable, sales returns and allowances; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012 and December 31, 2011.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from significant stockholder, if any, due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2012:

			Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$4,784,035	$-	$-	$4,784,435	$4,784,435

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2011:

			Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,946,669	$-	$-	$1,946,669	$1,946,669

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2011	$1,946,669	$1,946,669
Total gains or losses (realized/unrealized) included in net loss	1,012,274	1,012,274
Purchases, issuances and settlements	1,849,936	1,849,936
Transfers in and/or out of Level 3	(24,844)	(24,844)
Balance, December 31, 2012	$4,784,435	$4,784,435

During the year ended December 31, 2012, the Company recorded the value of the derivative liability associated with the features embedded in the Series A Cumulative Convertible Preferred Stock directly to retained earnings, similar to a deemed dividend.

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

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities. These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions. Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets. Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows. A significant change in cash flows in the future could result in an impairment of long lived assets.

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

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm. The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives). The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features. Based on these features, there are two primary events that can occur; the Holder exercises the warrants or the warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on the underlying factors which led to potential scenarios. Probabilities were assigned to each scenario based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2012 or 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Convertible preferred stock	9,775,268	3,877,500

Convertible promissory notes	-	1,945,373
Stock purchase warrants	7,987,274	7,031,024
Stock options	3,350,000	450,000
Total	21,112,542	13,303,897

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

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2012	December 31, 2011	Estimated Useful Life
Computer Equipment	$7,607	10,206	3 years
	7,607	10,206
Less: Accumulated depreciation	(4,270)	(2,158)
	$3,337	$8,048

Depreciation Expense

Depreciation expense for the year ended December 31, 2012 and 2011 was $3,014 and $2,750, respectively. During the year ended December 31, 2012 the Company abandoned certain computer equipment and recognized a loss on disposal of computer equipment of $1,697.

Note 4 – Convertible Promissory Notes

August 19, 2011 Convertible Notes

On August 19, 2011, Wizard World entered into stock subscription agreements with certain investors in connection with an offering of up to $455,000 principal amount of Convertible Promissory Notes, with $453,100 being issued. The Notes accrue interest at 14% per annum and are due four (4) months from the date of issuance. The Notes are convertible to common shares at $0.40 per share. These notes are currently in default.

In conjunction with the Notes, each investor was granted a Common Stock Purchase Warrant exercisable for one share of common stock of the Company for each $2.00 of investment. The Warrants are earned upon issuance with an exercise price of $0.40 per common share expiring five (5) years from the date of issuance, which may be paid via a cashless exercise.

On August 3, 2012, four (4) note-holders converted notes and accrued interest into the Company’s Series A Cumulative Convertible Preferred Stock, by entering into Securities Exchange Agreements for the issuance and sale of (i) an aggregate of $406,039 in Series A Preferred. The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a conversion price of $0.40 per share, subject to adjustment.

One (1) note-holder was re-paid $25,000 on his convertible note, and converted his remaining principal of $78,100 into the Company’s Series A Cumulative Convertible Preferred Stock. The note-holder forgave the accrued interest due in the amount of $21,298.

December 6, 2011 Convertible Debentures

Issuance of Convertible Debentures

On December 6, 2011, Wizard World entered into stock subscription agreements with certain accredited investors, for the issuance and sale of an aggregate of $325,000 in Senior Convertible Debentures. The Debentures bear interest at six percent (6%) per annum, maturing February 28, 2012. The notes, at issuance, gave rise to a debt discount of $206,375 which is being amortized over the lives of the notes. The debt discount was fully amortized as of February 28, 2012.

Mandatory Conversion of Debentures to Series A Convertible Preferred Stock

In connection with the March 30, 2012 Series A Preferred Stock Closing, and pursuant to mandatory conversion features of those certain Senior Convertible Debentures in the aggregate amount of $325,000, issued on December 6, 2011, the Debentures were mandatorily converted (into shares of Series A Preferred Stock and Warrants upon the same terms of the Offering. A total of 3,250 shares of Series A Preferred and 162,500 Warrants were issued by the Company to the Debenture Investors pursuant to the Mandatory Conversion.

Note 5 - Commitments and Contingencies

Employment and Director Agreements

John M. Macaluso Agreements

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

ROAR Agreement

On September 1, 2012, the Company entered into an agreement with ROAR, LLC, (“ROAR”) a entity controlled by a Director of the Company. ROAR agrees to provide the Company strategic management consulting services. The term is for 3 months and following the initial three months, month to month thereafter. The Company agrees to compensate ROAR with a $5,000/month payment and a 10% commission on any contractual introduction for business development introduced by ROAR.

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

On December 1, 2011, Mr. Gareb Shamus resigned his positions as President, Chief Executive Officer and Director of the Company.

Note 7 – Stockholders’ Deficit

Series A Cumulative Convertible Preferred Stock

On March 30, 2012, the Company closed on a first round of financing related to an offering of up to $2,000,000 of the Company’s Series A Cumulative Convertible Preferred Stock, by entering into subscription agreements with ten (10) accredited investors for the issuance and sale of (i) an aggregate amount of $825,000 (8,250 shares) in Series A Preferred and (ii) Common Stock Purchase Warrants, on the basis of one warrant for every $2.00 of investment.

In connection with the Closing, and pursuant to mandatory conversion features of those certain Senior Convertible Debentures in the aggregate amount of $325,000, issued on December 6, 2011, the Debentures were mandatorily converted (into shares of Series A Preferred Stock and Warrants upon the same terms of the Offering. A total of 3,250 shares of Series A Preferred and 162,500 Warrants were issued by the Company to the Debenture Investors pursuant to the Mandatory Conversion.

The Company paid $142,250 in stock issuance costs to complete the convertible preferred stock and warrant raise. In addition, the Company issued 206,250 warrants to the placement agent. The warrants were recorded as stock issuance costs.

On April 27, 2012, the Company entered into Subscription Agreements with the Subscribers for the issuance and sale of (i) $725,000 (7,250 shares) in shares of Series A Preferred with the rights and preferences set forth in the Amended and Restated Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share, and (ii) 362,500 Warrants. The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.0001 per share, at a per share conversion price of $0.40, subject to adjustment, and the Warrants are exercisable to purchase shares of the Company’s Common Stock at a per share exercise price of $0.60, subject to adjustment.

The Company paid $90,986 in stock issuance costs to complete the convertible preferred stock and warrant raise. In addition, the Company issued 181,250 warrants to the placement agent. The warrants were recorded as stock issuance costs.

On August 3, 2012, four (4) note-holders exchanged notes and accrued interest into the Company’s Series A Cumulative Convertible Preferred Stock, by entering into Securities Exchange Agreements for the issuance and sale of (i) an aggregate of $406,039 (4,060 shares) in Series A Preferred. The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.0001 per share, at a conversion price of $0.40 per share, subject to adjustment.

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

On February 1, 2011, the Company entered into an engagement with Lucosky Brookman (“Lucbro”) to provide legal services with respect to certain securities work. Pursuant to the agreement the Company is required to pay the firm $4,000 per month along with 5,000 shares of the Company’s common stock. The Company also agreed to issue Lucbro 150,000 shares of restricted common stock upon execution of the agreement. As of September 30, 2012, Lucbro had earned 450,000 shares of the Company’s common stock valued at $0.40 - $0.60 per share, or $186,000 in the aggregate, and recorded as consulting expense. On September 28, 2012, the Company issued Lucbro 450,000 shares of the Company’s common stock to satisfy the accrued liability of $186,000.

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

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2011	6,956,024	$0.40
Granted	2,531,250	$0.60
Exercised	-	$-
Forfeited/Cancelled	(1,500,000)	$0.40
Outstanding – December 31, 2012	7,987,274	$0.45
Exercisable – December 31, 2012	7,987,274	$0.45

Warrants Outstanding				Warrants Exercisable

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 – 0.60	7,987,274	3.35	$0.45	7,987,274	$0.45

At December 31, 2012 and 2011 the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Equity Incentive Plan

On July 9, 2012, the Board of Directors approved by unanimous written consent the Amended Plan amending Section 4 of the Plan solely to increase the number of authorized shares subject to the Plan from 5,000,000 shares to 7,500,000 shares of common stock.

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

Note 8 – Income Tax Provision

Deferred Tax Assets

At December 31, 2012, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $1,435,000, that may be used to offset future taxable income through the fiscal year ending December 31, 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $487,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $487,000.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizabilition. The valuation allowance increased approximately $67,000 and $239,000 for the years ended December 31, 2012 and 2011.

Components of deferred tax assets are as follows:

	December 31, 2012	December 31, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$487,000	$420,000
Less valuation allowance	(487,000)	(420,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On March 17, 2013, the Company appointed two new directors to the Board.  Each director was awarded non-qualified stock options to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $0.40 per share.  The option is exercisable for a period of five years and vests in equal amounts over a period of three (3) years at the rate of twelve thousand five hundred (12,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter ended March 31, 2013, and pro-rated for the number of days each director serves on the Board during such fiscal quarter. Notwithstanding the foregoing, if either new director ceases to be a member of Board at any time during the three (3)-year vesting period for any reason (such as resignation, withdrawal, death, disability or any other reason), then any un-vested options shall be irrefutably forfeited.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2012.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2012, it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of December 31, 2012, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31 2012, we have undertaken the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 1, 2013. There are no familial relationships between or among the directors or executive officers of the Company.

Name	Age	Title

John M. Macaluso (1)	56	Chief Executive Officer, Chairman

Michael Mathews (1)	51	Chairman

John Maatta	60	Director

GregSuess	40	Director

Vadim Mats	28	Director

Paul L. Kessler	52	Director

Kenneth Shamus	42	Director

(1)	Effective October 10, 2012, Mr. Mathews resigned as Chairman of the Board and the Board appointed Mr. Macaluso as Chairman of the Board

John M. Macaluso, age 56, Chief Executive Officer, Director

John M. Macaluso has served as a member of our Board since May 13, 2011. Mr. Macaluso is the founder, sole owner and Chief Executive Officer of California Concepts, a domestic manufacturer of domestic and imported women’s and girls’ clothing, which operated as such from 1987 through 2007. In 2007, Mr. Macaluso exited the clothing business and transitioned California Concepts into a real estate development business, managing projects in Los Angeles, Las Vegas and Big Sky, Montana at the Yellowstone Club, among others.

The Board believes that Mr. Macaluso’s business experience with managing gross profit margins, markdown allowances, budgets and negotiating effective costs of goods purchased will be a significant asset to the Company with respect to, among other things, its operating budget as a growing public company.

John Maatta, age 60, Director

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

Greg Suess, age 40, Director

Greg Suess has been a director of our Company since May 9, 2011. In 2000, he founded ROAR, a Beverly Hills-based management and consulting company that focuses on media and entertainment and provides comprehensive management services for its clients, including talent and brand management, managing partnerships, strategic alliances and marketing strategies that engage consumers through entertainment, music and lifestyle experiences. Mr. Suess is, and has been since inception, a partner at ROAR. Since 1997, Greg has been with the law firm of Glaser, Weil, Fink, Jacobs, Howard, Avchen& Shapiro, LLP, where he is currently Partner and focuses on general corporate law and media and entertainment. Mr. Suess also serves on the board of directors of Research Solutions, Inc. Mr. Suess holds a Bachelor of Science from the University of Southern California (Lloyd Greif Center for Entrepreneurial Studies), and holds a JD/MBA from Pepperdine University. He is a member of the State Bar of California.

The Board believes that Mr. Suess’ extensive experience and background in the media and entertainment industry complements the Company’s events business, its new digital initiatives and its new online media Wizard World Digital, which covers new and upcoming products and talents in the pop culture world.

Vadim Mats, age 28, Director

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

Paul L. Kessler, age 52

Paul L. Kessler, age 52, combines over 30 years of experience as an investor, financier and venture capitalist. In 2000, Mr. Kessler founded Bristol Capital Advisors, LLC, a Los Angeles based investment advisor, and has served as the Principal and Portfolio Manager from 2000 through the present. Mr. Kessler has broad experience in operating, financing, capital formation, negotiating, structuring and re-structuring investment transactions. He is involved in all aspects of the investment process including identification and engagement of portfolio companies. His investment experience encompasses both public and private companies. Mr. Kessler actively works with executives and boards of companies on corporate governance and oversight, strategic repositioning and alignment of interests with shareholders.

The Board believes that Mr. Kessler’s extensive experience in matters including capital formation, corporate finance, investment banking, founder, owner, operator of successful companies, corporate governance, as well as his understanding of capital markets, will provide a significant contribution to the growth of the Company.

Kenneth Shamus, age 42

Kenneth Shamus, age 42, combines over 25 years of experience in the Toys & Collectibles Industry. From 1990 through present, Mr. Shamus is the Chief Executive Officer of ToyWiz, Inc., an online toys, action figures and trading card games company.

The Board believes that the combination of Mr. Shamus’s extensive experience in the pop culture space, including toys, games, action figures and collectible trading cards, and his business acumen brings a unique blend of skills to the Company and will help steer the Company’s growth and development.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Kenneth Shamus is part of the family that owns Kicking the Can LLC, 4 Brothers LLC, It’s All Normal, LLC and Pivot Media LLC.

Committees of the Board of Directors

Our Board currently has an Audit Committee and a Compensation Committee.

Audit Committee

On March 17, 2013, the Board authorized the creation of an Audit Committee. Messrs. Vats, Shamus and Kessler were appointed initial members of the Audit Committee, with Mr. Mats serving as chairman. The Audit Committee has not yet adopted a written charter but its functions shall include: selecting our independent registered public accountants; reviewing the results and scope of the audit and other services provided by our independent registered public accountants; reviewing our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommending, establishing and monitoring the Company’s disclosure controls and procedures.

Compensation Committee

On March 17, 2013, the Board authorized the creation of a Compensation Committee. The Board appointed Messrs. Suess, Mats and Maatta as initial members, with Mr. Suess serving as Chairman. While the committee has not yet adopted a written charter, the Compensation Committee shall be responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans.

Committee Charters

The Audit Committee and the Compensation Committee have not yet adopted written charters which govern their conduct. The committees anticipate adopting such charters by the end of the next fiscal quarter.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2012, were timely.

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

Item 11. Executive Compensation.

2012 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gareb Shamus (1)	2012	$0	$0	$0	$0	$0	$0	$0	$0
Former Chief Executive	2011	$76,066	$0	$0	$0	$0	$0	$0	$76,066
Officer and President	2010	$76,800	$0	$0	$0	$0	$0	$299,235	$376,035

Terry Fields (2)	2012	$0	$0	$0	$0	$0	$0	$0	$0
Former Chief Financial	2011	$0	$0	$0	$0	$0	$0	$1,827	$1,827
Officer	2010	$0	$0	$0	$0	$0	$0	$0	$0

Michael Mathews (3)	2012	$0	$0	$0	$0	$0	$0	$0	$0
Former Chairman	2011	$0	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0	$0

John M. Macaluso (4)	2012	$180,000	$0	$0	$264,359	$0	$50,000	$15,780	$510,139
Chief Executive Officer	2011	$0	$0	$0	$0	$0	$0	$0	$0
Chairman	2010	$0	$0	$0	$0	$0	$0	$0	$0

(1)	Mr. Shamus was appointed on December 7, 2010, and therefore did not have any relevant compensation to report for the fiscal year ended December 31, 2009. Mr. Shamus resigned from his respective executive officer and director positions on December 1, 2011. On December 31, 2010, the Company determined that the outstanding loan and interest in the amount of $299,235 to Wizard Entertainment, was uncollectable. Because Wizard Entertainment is controlled by Gareb Shamus, the Company determined that balance should be considered compensation. The Company recorded $299,235 to compensation expense.

(2)	Mr. Fields resigned from his position as Chief Financial Officer and as a member of the Company’s board of directors on January 4, 2011.

(3)	Mr. Mathews assumed the role of the Company’s Executive Chairman on December 1, 2011. On March 19, 2012, Mr. Mathews resigned as the Company’s Executive Chairman in order to return to his role as the Company’s Chairman of the Board. On October 10, 2012, Mr. Mathews resigned as the Company’s Chairman of the Board. Mr. Mathews was compensated through his consulting agreement as described below.

(4)	Mr. Macaluso was appointed as the Company’s Chief Executive Officer on March 19, 2012. On October 10, 2012, Mr. Macaluso was appointed as the Company’s Chairman of the Board.

Employment Agreement with John M. Macaluso

On March 19, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. John M. Macaluso, a director of the Company, in connection with his appointment as the Company’s President and Chief Executive Officer. The initial term of the Agreement is for a period of three (3) years, commencing on March 19, 2012 (the “Commencement Date”) and will be automatically extended for additional terms of one (1) year each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Macaluso gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current Term.

During the Term, the Company will pay Macaluso a base salary (the “Base Salary”) consisting of the following: (i) for the period from the Commencement Date to June 30, 2012, a salary of $10,000 per month; (ii) for the period from July 1, 2012 to December 31, 2012, a salary of $30,000 per month, $20,000 of which shall be paid in cash and $10,000 of which shall accrue until December 31, 2012, for a total accrual amount of $60,000 (the “Accrual Amount”). In the event that the Company achieves a Adjusted EBITDA (as defined in the Employment Agreement) of at least $100,000 (the “Adjusted EBITDA Milestone”) during fiscal year 2012, the Accrual Amount shall be immediately payable to Macaluso in cash. In the event that the Adjusted EBITDA Milestone is not reached, the Company’s Board of Directors (the “Board”), in its sole discretion, may elect to defer cash payment of the Accrual Amount or any portion thereof for an additional period of up to 12 months; and (iii) for the period from January 1, 2013 until March 18, 2015, the Executive shall be entitled to a salary of $20,000 per month. In addition to the Base Salary, the Company agreed to issue to Macaluso a common stock purchase warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.44 per share. The warrants vest quarterly over the Initial Term.

In connection with the Employment Agreement, Macaluso entered into an option agreement (the “Option Agreement”) with the Company, pursuant to which the Company granted to Macaluso 2,750,000 options (the “Options”) to purchase shares of the Company’s common stock, par value $0.0001 per share. The Options shall vest quarterly over a three (3) year period, subject to Macaluso continuing to perform services for the Company in the capacity in which the grant was received on each applicable vesting date. In lieu of fractional vesting, the number of Options shall be rounded up each time until fractional Options are eliminated.

Consulting Agreements

Michael Mathews

On March 23, 2011, the Company entered into a consulting agreement (the “Mathews Consulting Agreement”) with Mr. Mathews, the Company’s former Chairman, pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Mathews Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive a total of 1,000,000 shares of the Company’s common stock, with the first 250,000 shares issued on March 23, 2011. As of March 31, 2013, Mr. Mathews has received 500,000 shares under the Mathews Consulting Agreement.

CA Concepts

On September 1, 2011, the Company entered into a verbal agreement with California Concepts, Inc. (“Concepts”), to provide consulting services to the Company. John M. Macaluso, the Company’s Chief Executive Officer, is the chief executive officer of Concepts. Pursuant to the terms of the consulting agreement, Concepts was to receive $10,000 per month for the consulting services. On February 7, 2012, the Company entered into a formal written agreement, documenting the terms of the previous verbal agreement. On March 19, 2012, in conjunction with Mr. Macaluso’s appointment as the Company’s Chief Executive Officer, the consulting agreement with Concepts was terminated. Concepts received $40,000 for services rendered during the fiscal year ended December 31, 2011. For the period from January 1, 2012, until March 19, 2012, Concepts received a total of $25,384.79 for services rendered.

Outstanding Equity Awards

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS					STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

John M. Macaluso (1) Chief Executive Officer and Chairman	-	-	-	-	-	-	-	-	-

Michael Mathews (2) Former Chairman	-	-	-	-	-	0	0	-	-

(1)	Mr. Macaluso was appointed as the Company’s Chief Executive Officer on March 19, 2012. On October 10, 2012, Mr. Macaluso was appointed as the Company’s Chairman of the Board.

(2)	Mr. Mathews assumed the role of the Company’s Executive Chairman on December 1, 2011. On March 19, 2012, Mr. Mathews resigned as the Company’s Executive Chairman in order to return to his role as the Company’s Chairman of the Board. On October 10, 2012, Mr. Mathews resigned as the Company’s Chairman of the Board.

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2012.

						Non-Equity
Name						Incentive
And				Stock	Option	Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Michael Mathews	2012	$-	$-	$-	$0	$-	$10,000	$10,000
Former Chairman(1)

John M. Macaluso	2012	$-	$-	$-	$12,964	$-	$-	$12,964
Chairman (2)

GregSuess	2012	$-	$-	$-	$12,964	$-	$-	$12,964
Director

John Maatta	2012	$-	$-	$-	$12,964	$-	$-	$12,964
Director

Vadim Mats	2012	$-	$-	$8,000	$-	$-	$-	$8,000
Director

Paul L. Kessler	2012	$-	$-	$-	$-	$-	$-	$-
Director(3)

Kenneth Shamus	2012	$-	$-	$-	$-	$-	$-	$-
Director(4)

(1)	Mr. Mathews resigned as Chairman on October 10, 2012.
(2)	Mr. Macaluso was appointed as Chairman on October 10, 2012.
(3)	Mr. Kessler was appointed as a member of the Board on March 17, 2013.
(4)	Mr. Shamus was appointed as a member of the Board on March 17, 2013.

Director Agreements

The Company has entered into director agreements with each of its directors. Each director agreement commences on the date that the respective director was appointed a member of the Board and continues through the Company’s next annual stockholders’ meeting, unless automatically renewed at the option of the Board on such date that such director is re-elected to the Board. Pursuant to the director agreements entered into with our directors other than Mr. Mathews and Mr. Mats, each director is granted a non-qualified option to purchase up to 150,000 shares of the Company’s common stock. Mr. Mats’ director agreement provides for a quarterly issuance of 10,000 shares of restricted common stock. Mr. Mats was not granted non-qualified options to purchase the Company’s common stock. Mr. Mathews’ director agreement provides for a quarterly stipend of twenty thousand dollars ($20,000). Other than an initial $10,000 payment, Mr. Mathews waived the remainder of this stipend during the year ended December 31, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of March 28,2013, there were 35,794,878 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth information as of March 28,2013, with respect to the beneficial ownership of our common stock by (i) each of our officers and directors, (ii) our officers and directors as a group and (iii) each person known by us to beneficially own five percent (5%) or more of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of Wizard World, Inc., 1300 Highland Ave, Manhattan Beach, CA 90266.

Title of Class	Name of Beneficial Owner (1)	Number of Shares		Percent of Class (2)

Common	Vadim Mats, Director	60,000	(3)	* %
Common	Greg Suess, Director	0	(4)	* %
Common	John M. Macaluso, Chief Executive Officer, Chairman	8,100,000	(5)	23%
Common	John Maatta, Director	0	(6)	* %
Common	Paul L. Kessler, Director	8,002,992	(7)	22%
Common	Kenneth Shamus, Director	0	(8)	* %

Common	All officers and directors as a group (6 persons)	14,879,604		45%

Common	4 Brothers LLC(9)	3,351,250		9%
Common	Its All Normal LLC (10)	2,393,750		7%
Common	Pivot Medica LLC (11)	3,830,000		11%
Common	Robert Knie	2,400,000	(12)	7%
Common	The David Rosenberg Irrevocable Trust (13)	2,150,000		6%
Common	Eric Weisblum	1,950,000		5%

Common	Gem Funding LLC (14)	0	(15)	* %

Common	All officers, directors and 5% holders as a group(13 persons)	30,954,604		90%

*	denotes less than 1%

(1)	Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities. Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.

(2)	Based on 35,794,878 shares of common stock issued and outstanding as of March 29, 2013.

(3)	This total does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 94,521 have vested.

(4)	Does not include (i) shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 94,521 have vested; (ii) 62,500 shares of common stock underlying Series A Preferred Stock; and warrants to purchase 18,750 shares of common stock at an exercise price of $0.40.

(5)	Does not include (i) shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 93,973 have vested (ii) shares issuable upon exercise of an option for 2,750,000 shares of common stock, of which 941,781 have vested; (iii) 250,000 shares of common stock underlying Series A Preferred Stock; (iv) warrants to purchase 75,000 shares of common stock at an exercise price of $0.40; and (v) warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.40.

(6)	Does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 92,329 have vested.

(7)	The shares are owned by Bristol Investment Fund, Ltd., a Cayman Islands exempted company managed by Bristol Capital Advisors LLC (“Bristol Capital”), a Delaware limited liability company. Mr. Kessler, as the manager of Bristol Capital, acting alone, has voting and dispositive power over the shares beneficially owned. This total does not include: (i) 750,000 options to purchase shares of the Company’s common stock at an exercise price of $0.40 per share; (ii) 625,000 shares of common stock underlying Series A Preferred Stock and (iii) warrants to purchase 187,500 shares of common stock at an exercise price of $0.40.

(8)	This total does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 1,644 have vested. Mr. Shamus is part of the family that owns Kicking the Can LLC, 4 Brothers LLC, It’s All Normal, LLC and Pivot Media LLC.

(9)	4 Brothers LLC is organized and existing under the laws of the State of Delaware. Gareb Shamus is the managing member of 4 Brothers LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by 4 Brothers LLC.

(10)	It’s All Normal LLC is organized and existing under the laws of the State of Delaware. Gareb Shamus is the managing member of It’s All Normal LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by It’s All Normal LLC.

(11)	Pivot Media LLC is organized and existing under the laws of the State of Delaware. Gareb Shamus is the managing member of Pivot Media LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by Pivot Media LLC.

(12)	This total does not include (i) 100,000 shares underlying a convertible promissory note in the principal amount of $40,000 (ii) 50,000 warrants at an exercise price of $0.40; and (iii) 750,000 options to purchase shares of the Company’s common stock at an exercise price of $0.40.

(13)	The beneficiary of the trust is Natalie Schlossberg and the trustee is Mitch Schlossberg, the son of Natalie Schlossberg.

(14)	Gem Funding LLC is organized and existing under the laws of the State of Delaware. CorieWeisblum is the managing member of Gem Funding LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by Gem Funding LLC.

(15)	This total does not include warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.40 per share.

Stock Option Issuances Under the 2011 Incentive Compensation and Award Plan

Option Grants

On May 9, 2011, as subsequently amended on September 14, 2011, April 11, 2012 and July 9, 2012, we adopted the 2011 Incentive Stock and Award Plan, which was authorized and approved by the Board, and have granted to all directors (other than our former Chairman Michael Mathews, who received restricted stock awards) options to purchase our common stock pursuant to the terms of their employment, consulting and/or director agreements.

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

In addition, in connection with Mr. Macaluso’s Employment Agreement, Mr. Macaluso entered into an option agreement, dated March 19, 2012 (the “Option Agreement”), with the Company, pursuant to which the Company granted to Mr. Macaluso 2,750,000 options (the “Options”) to purchase shares of the Company’s common stock, par value $0.0001 per share. The Options shall vest quarterly over a three (3) year period, subject to Mr. Macaluso continuing to perform services for the Company in the capacity in which the grant was received on each applicable vesting date. In lieu of fractional vesting, the number of Options shall be rounded up each time until fractional Options are eliminated.

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

On January 14, 2011, we entered into a director agreement with Vadim Mats. The term of the Agreement is for one year. As compensation for his services, Mr. Mats shall receive at the end of every fiscal quarter during the Directorship Term ten thousand (10,000) shares of the Company’s restricted common stock, par value $0.0001 per share. For any period during the term that Mr. Mats does not serve a full quarter, the amount of shares of common stock issued shall be pro-rated based on the number of days during such quarter that the Mr. Mats was a member of the Company’s Board of Directors. On April 11, 2012, Mr. Mats waived his right to receive the stock award granted to him under his director agreement going forward.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 shares are common stock, par value $0.0001 per share and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”).

Common Stock

As of March 28,2013, there were 35,794,878 shares of our common stock issued and outstanding held by 31 beneficial owners or record.

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

Series A Cumulative Convertible Preferred Stock

As of March 28,2013, there were approximately 39,101 shares of our Series A Preferred Stock issued and outstanding held by approximately 47 shareholders of record. Each share of our Series A Preferred Stock has a stated value equal to $100.00 (the “Stated Value”).

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

The conversion price for our Series A Preferred Stock is further adjusted in the event of: (i) a declaration of any dividend or distribution on our common stock, (ii) stock split or (iii) reclassification of our common stock, proportionately so that the holders of our Series A Preferred Stock are entitled to receive the kind and number of shares or other securities to which they would have owned or have been entitled to receive after the happening of any of such events had such shares of our Series A Preferred Stock been converted immediately prior to the happening of such event.

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

Common Stock Purchase Warrants

Our Common Stock Purchase Warrants (the “Warrants”) have a term of five years after their issuance date. As of March 28,2013, we have the following warrants outstanding:

CLASS OF WARRANT	NUMBER OF UNDERLYING SHARES	EXERCISE PRICE

Series A	2,000,000	$0.25

Series B	1,956,024	$0.40

Series C	1,000,000	$0.44

Series D	1,531,250	$0.60

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

Non-Qualified Stock Options

Our Non-qualified Stock Options are issued pursuant to our Plan. We have issued Non-qualified Stock Options to each of our directors (other than our former Chairman Michael Mathews, who received restricted stock awards), pursuant to which each director may purchase up to an aggregate of one hundred fifty thousand (150,000) shares of our Common Stock. The Non-qualified Stock Options vests quarterly over a three (3) year period, subject to the optionee continuing to be a member of our board of directors on each applicable vesting date, and remains exercisable until 5:30 p.m. New York time on the date that is the fifth (5th) year anniversary of the date of grant. All or any part of the vested but unexercised portion of the Non-qualified Stock Option is subject to forfeiture under certain circumstances, such as in the event of a breach of insider trading rules or obligations of confidentiality, in the event that the optionee or such optionee’s affiliates competes with our Company or solicits our employees or customers, and in the event of death, disability or retirement.

In addition, in connection with Mr. Macaluso’s Employment Agreement, Mr. Macaluso entered into an option agreement, dated March 19, 2012 (the “Option Agreement”), with the Company, pursuant to which the Company granted to Mr. Macaluso 2,750,000 options (the “Options”) to purchase shares of the Company’s common stock, par value $0.0001 per share. The Options shall vest quarterly over a three (3) year period, subject to Mr. Macaluso continuing to perform services for the Company in the capacity in which the grant was received on each applicable vesting date. In lieu of fractional vesting, the number of Options shall be rounded up each time until fractional Options are eliminated.

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

Item 13. Certain Relationships and Related Transactions.

We present all possible transactions between us and our officers, directors and 5% stockholders, and our affiliates, to our Board for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties. During their year ended December 31, 2012, the Company had the following transactions with related persons reportable under Item 404 of Regulation S-K:

Effective September 1, 2011, the Company entered into a consultant agreement with California Concepts, Inc., a company owned by current Chief Executive Officer and Director John M. Macaluso, for management consulting services provided by Mr. Macaluso. The agreement was for $10,000 per month. On March 30, 2012, upon Mr. Macaluso’s appointment as the Company’s Chief Executive Officer, the consultant agreement was terminated.

On May 31, 2011, the Company entered into an agreement with ToyWiz, Inc. (“ToyWiz”), a company run by a director of the Company, to monetize the ToyWiz website. Under the terms of such agreement, ToyWiz is paid 50% of the advertising revenue attributable to the ToyWiz site, with a minimum guarantee of $5,000.00 per month.

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

Director Independence

The common stock of the Company is currently quoted on the OTCBB and OTCQB, quotation systems which currently do not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq.

As of April 1, 2013, the Board determined that the following directors are independent under these standards:

John Maatta; Vadim Mats; and Greg Suess.

The Company has a standing Compensation Committee and a standing Audit Committee. As of April 1, 2013, the Board has determined that all members of the Compensation Committee are independent and Mr. Mats is an independent member of the Audit Committee.

Item 14.Principal Accountant Fees and Services.

Audit Fees

(a) The aggregate fees billed by Li & Company, P.C. for the audit of the Company’s financial statements for the fiscal years ended December 31, 2012 and 2011, were $90,500 and $45,000, respectively.

Audit Related Fees

(b) Li & Company, P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2012 and 2011, respectively.

Tax Fees

(c) The aggregate fees billed by Li & Company, P.C. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2012 and $0 for the fiscal year ended December 31, 2011.

All Other Fees

(d) Li & Company, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2012 and 2011, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Purchase and Share Exchange Agreement, dated November 5, 2010, by and among GoEnergy, Inc., StratoMalamas, an individual and the majority stockholder of GoEnergy, Inc., Kick the Can Corp., a Nevada corporation, Kicking the Can, L.L.C., a Delaware limited liability company and the majority shareholder of Kick the Can Corp., and certain shareholders of Kick the Can Corp. that are signatories thereto (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2010).

3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).

3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).

3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).

4.1	Form of 2011 Series A Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

4.2	Form of Convertible Promissory Note, dated August 19, 2011 (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2011).

4.3	Form of Series A Common Stock Purchase Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

4.4	Form of Senior Convertible Debenture (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.1	Director Agreement, dated January 18, 2011, by and between GoEnergy, Inc. and Vadim Mats (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2011).

10.2	Director Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.3	Consultant Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.4	Form of 2011 Series A Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

10.5	Director Agreement, dated May 9, 2011, by and between Wizard World, Inc. and Greg Suess(as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2011).

10.6	2011 Stock Incentive and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.7	Amendment to the 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2011).

10.8	2011 Amended and Restated Stock Incentive and Award Plan (as filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.9	Form of Non-Qualified Stock Option Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.10	Director Agreement, dated May 13, 2011, by and between Wizard World, Inc. and John M. Macaluso (as filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.11	Director Agreement, dated May 25, 2011, by and between Wizard World, Inc. and John Maatta (as filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.12	Employment Agreement, dated May 25, 2011, by and between Wizard World, Inc. and Gareb Shamus (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2011).

10.13	Form of Subscription Agreement, dated August 19, 2011 (as filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.14	Office Service Agreement, dated January 18, 2011, by and between Kick the Can Corp. and NYC Office Suites (as filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.15	Internet Domain Name Assignment Agreement, dated January 2011, by and between Gareb Shamus Enterprises, Inc. and Kick the Can Corp. (as filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.16	Mid-Ohio Acquisition Agreement, dated November 13, 2010, by and between Kicking the Can L.L.C and GCX Holdings LLC (as filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 16, 2011).

10.17	Form of Senior Convertible Debenture, dated December 6, 2011(as filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.18	Subscription Agreement, dated December 21, 2011, by and between the Company and the Michael Mathews 2011 Children’s GRAT(as filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.19	Consultant Agreement, dated March 23, 2011, between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

10.20	Employment Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.21	Option Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.22	Indemnification Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.23	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.24	Second Amended and Restated 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2012).

10.25	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler*

10.26	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus*

10.27	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler*

10.28	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus*

10.29	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler*

10.30	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus*

17.1	Letter of Resignation from Michael Mathews, dated October 10, 2012 (as filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 18, 2012).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance Document**

101. SCH	XBRL Taxonomy Extension Schema**

101. CAL	XBRL Taxonomy Extension Calcaulation Linkbase**

101. DEF	XBRL Taxonomy Extension Definition Linkbase**

101. LAB	XBRL Taxonomy Extension Label Linkbasse**

101. PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	filed herewith

**	In accordance with Regulation S-T, the XBRL-related information on Exhibit No.101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: April 1, 2013	By:	/s/ John M. Macaluso
	Name:	John M. Macaluso
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Macaluso	Chief Executive Officer, Principal Executive	April 1, 2013
John M. Macaluso	Officer, Principal Financial Officer, Principal
Accounting Officer, Chairman of the Board

/s/ John Maatta	Director	April 1, 2013
John Maatta

/s/ Vadim Mats	Director	April 1, 2013
Vadim Mats

/s/ Greg Suess	Director	April 1, 2013
Greg Suess

/s/ Paul L. Kessler	Director	April 1, 2013
Paul L. Kessler

/s/ Kenneth Shamus	Director	April 1, 2013
Kenneth Shamus

