Form 10-K/A
period 2012-12-31
Wizard World, Inc.
filed 2013-04-16
CIK 1162896

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) to Wizard World, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 1, 2013 (the “Form 10K”), is being filed with the limited purpose of amending certain earnings per share disclosures for the years ended December 31, 2012 and 2011 located on pages 23 and F-4.

This Amendment does not amend or otherwise update any other information in the original Form 10-K. Accordingly, this Amendment should be read in conjunction with the original Form 10-K.

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

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	Year Ended
	December 31, 2012	December 31, 2011
Convention revenue	$6,743,502	$3,782,124
Gross profit (loss)	$2,419,235	$950,913
Operating expenses	$(2,221,426)	$(4,108,215)
Income (loss) from operations	$197,809	$(3,157,302)
Other income (expenses)	$(1,216,730)	$(1,148,064)
Net loss	$(1,018,921)	$(2,009,238)
Income (loss) per common share – basic and diluted	$(0.09)	$(0.08)

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

Net Income (Loss)

Net loss for year ended December 31, 2012, was $(1,018,921) or loss per common share of $(0.09), as compared to $(2,009,238) or loss per share of $(0.08), for the comparable year ended December 31, 2011. The loss per common share calculations are inclusive of deemed dividends of $2,120,284 and $613,321 for the years ended December 31, 2012 and 2011, respectively.

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

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2012	December 31, 2011

Convention revenue	$6,743,502	$3,782,124

Cost of revenue	4,324,267	2,831,211

Gross margin	2,419,235	950,913

Operating expenses
Compensation	972,887	872,891
Consulting fees	415,190	1,462,165
Web development fees	10,980	815,039
General and administrative	822,369	958,120

Total operating expenses	2,221,426	4,108,215

Income (loss) from operations	197,809	(3,157,302)

Other income (expenses)
Interest income	14	1,228
Interest expense	(251,971)	(331,031)
Bad debt recovery	-	199,019
Gain on debt settlement	47,501	-
Change in the fair value of derivative liabilities	(1,012,274)	1,278,848

Total other income (expenses)	(1,216,730)	1,148,064

Loss before income tax provision	(1,018,921)	(2,009,238)

Income tax provision	-	-

Net loss	(1,018,921)	(2,009,238)

Deemed dividend on Series A Convertible Preferred Stock	(2,120,284)	(613,321)

Net loss attributable to common stockholders	$(3,139,205)	$(2,622,559)

Common stockholders - basic and diluted	$(0.09)	$(0.08)

Weighted average common shares outstanding	35,237,501	34,697,520

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

Title of Class	Name of Beneficial Owner (1)	Number of Shares		Percent of Class (2)

Common	Vadim Mats, Director	60,000	(3)	* %
Common	Greg Suess, Director	0	(4)	* %
Common	John M. Macaluso, Chief Executive Officer, Chairman	8,100,000	(5)	23%
Common	John Maatta, Director	0	(6)	* %
Common	Paul L. Kessler, Director	8,002,992	(7)	22%
Common	Kenneth Shamus, Director	0	(8)	* %

Common	All officers and directors as a group (6 persons)	14,879,604		45%

Common	4 Brothers LLC(9)	3,351,250		9%
Common	Its All Normal LLC (10)	2,393,750		7%
Common	Pivot Medica LLC (11)	3,830,000		11%
Common	Robert Knie	2,400,000	(12)	7%
Common	The David Rosenberg Irrevocable Trust (13)	2,150,000		6%
Common	Eric Weisblum	1,950,000		5%

Common	Gem Funding LLC (14)	0	(15)	* %

Common	All officers, directors and 5% holders as a group(13 persons)	30,954,604		90%

*	denotes less than 1%

(1)	Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities. Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.

(2)	Based on 35,794,878 shares of common stock issued and outstanding as of March 29, 2013.

(3)	This total does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 94,521 have vested.

(4)	Does not include (i) shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 94,521 have vested; (ii) 62,500 shares of common stock underlying Series A Preferred Stock; and warrants to purchase 18,750 shares of common stock at an exercise price of $0.40.

(5)	Does not include (i) shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 93,973 have vested (ii) shares issuable upon exercise of an option for 2,750,000 shares of common stock, of which 941,781 have vested; (iii) 250,000 shares of common stock underlying Series A Preferred Stock; (iv) warrants to purchase 75,000 shares of common stock at an exercise price of $0.40; and (v) warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.40.

(6)	Does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 92,329 have vested.

(7)	The shares are owned by Bristol Investment Fund, Ltd., a Cayman Islands exempted company managed by Bristol Capital Advisors LLC (“Bristol Capital”), a Delaware limited liability company. Mr. Kessler, as the manager of Bristol Capital, acting alone, has voting and dispositive power over the shares beneficially owned. This total does not include: (i) 750,000 options to purchase shares of the Company’s common stock at an exercise price of $0.40 per share; (ii) 625,000 shares of common stock underlying Series A Preferred Stock and (iii) warrants to purchase 187,500 shares of common stock at an exercise price of $0.40.

(8)	This total does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 1,644 have vested. Mr. Shamus is part of the family that owns Kicking the Can LLC, 4 Brothers LLC, It’s All Normal, LLC and Pivot Media LLC.

(9)	4 Brothers LLC is organized and existing under the laws of the State of Delaware. Gareb Shamus is the managing member of 4 Brothers LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by 4 Brothers LLC.

(10)	It’s All Normal LLC is organized and existing under the laws of the State of Delaware. Gareb Shamus is the managing member of It’s All Normal LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by It’s All Normal LLC.

(11)	Pivot Media LLC is organized and existing under the laws of the State of Delaware. Gareb Shamus is the managing member of Pivot Media LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by Pivot Media LLC.

(12)	This total does not include (i) 100,000 shares underlying a convertible promissory note in the principal amount of $40,000 (ii) 50,000 warrants at an exercise price of $0.40; and (iii) 750,000 options to purchase shares of the Company’s common stock at an exercise price of $0.40.

(13)	The beneficiary of the trust is Natalie Schlossberg and the trustee is Mitch Schlossberg, the son of Natalie Schlossberg.

(14)	Gem Funding LLC is organized and existing under the laws of the State of Delaware. CorieWeisblum is the managing member of Gem Funding LLC, and, acting alone, has voting and dispositive power over the shares beneficially owned by Gem Funding LLC.

(15)	This total does not include warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Purchase and Share Exchange Agreement, dated November 5, 2010, by and among GoEnergy, Inc., StratoMalamas, an individual and the majority stockholder of GoEnergy, Inc., Kick the Can Corp., a Nevada corporation, Kicking the Can, L.L.C., a Delaware limited liability company and the majority shareholder of Kick the Can Corp., and certain shareholders of Kick the Can Corp. that are signatories thereto (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2010).

3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).

3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).

3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).

4.1	Form of 2011 Series A Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

4.2	Form of Convertible Promissory Note, dated August 19, 2011 (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2011).

4.3	Form of Series A Common Stock Purchase Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

4.4	Form of Senior Convertible Debenture (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.1	Director Agreement, dated January 18, 2011, by and between GoEnergy, Inc. and Vadim Mats (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2011).

10.2	Director Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.3	Consultant Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.4	Form of 2011 Series A Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

10.5	Director Agreement, dated May 9, 2011, by and between Wizard World, Inc. and Greg Suess(as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2011).

10.6	2011 Stock Incentive and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.7	Amendment to the 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2011).

10.8	2011 Amended and Restated Stock Incentive and Award Plan (as filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.9	Form of Non-Qualified Stock Option Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.10	Director Agreement, dated May 13, 2011, by and between Wizard World, Inc. and John M. Macaluso (as filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.11	Director Agreement, dated May 25, 2011, by and between Wizard World, Inc. and John Maatta (as filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.12	Employment Agreement, dated May 25, 2011, by and between Wizard World, Inc. and Gareb Shamus (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2011).

10.13	Form of Subscription Agreement, dated August 19, 2011 (as filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.14	Office Service Agreement, dated January 18, 2011, by and between Kick the Can Corp. and NYC Office Suites (as filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.15	Internet Domain Name Assignment Agreement, dated January 2011, by and between Gareb Shamus Enterprises, Inc. and Kick the Can Corp. (as filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.16	Mid-Ohio Acquisition Agreement, dated November 13, 2010, by and between Kicking the Can L.L.C and GCX Holdings LLC (as filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 16, 2011).

10.17	Form of Senior Convertible Debenture, dated December 6, 2011(as filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.18	Subscription Agreement, dated December 21, 2011, by and between the Company and the Michael Mathews 2011 Children’s GRAT(as filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.19	Consultant Agreement, dated March 23, 2011, between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

10.20	Employment Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.21	Option Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.22	Indemnification Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.23	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.24	Second Amended and Restated 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2012).

10.25	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.26	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.27	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.28	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.29	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.30	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

17.1	Letter of Resignation from Michael Mathews, dated October 10, 2012 (as filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 18, 2012).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. INS	XBRL Instance Document**

101. SCH	XBRL Taxonomy Extension Schema**

101. CAL	XBRL Taxonomy Extension Calcaulation Linkbase**

101. DEF	XBRL Taxonomy Extension Definition Linkbase**

101. LAB	XBRL Taxonomy Extension Label Linkbasse**

101. PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	filed herewith

**	In accordance with Regulation S-T, the XBRL-related information on Exhibit No.101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: April 16, 2013	By:	/s/ John M. Macaluso
	Name:	John M. Macaluso
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Macaluso	Chief Executive Officer, Principal Executive	April 16, 2013
John M. Macaluso	Officer, Principal Financial Officer, Principal
Accounting Officer, Chairman of the Board

/s/ John Maatta	Director	April 16, 2013
John Maatta

/s/ Vadim Mats	Director	April 16, 2013
Vadim Mats

/s/ Greg Suess	Director	April 16, 2013
Greg Suess

/s/ Paul L. Kessler	Director	April 16, 2013
Paul L. Kessler

/s/ Kenneth Shamus	Director	April 16, 2013
Kenneth Shamus

