Form 10-Q
period 2013-03-31
Wizard World, Inc.
filed 2013-05-15
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-33383

WIZARD WORLD, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

225 California Street

El Segundo, CA 90245

(Address of principal executive offices)

(310) 648-8428

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 14, 2013, there were 35,794,878 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

March 31, 2013 and 2012

Wizard World, Inc.

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)

Assets

Current Assets
Cash	$2,119,623	$1,957,060
Accounts receivable, net	70,042	40,545
Prepaid expenses	554,731	262,033
Total Current Assets	2,744,396	2,259,638

Property and equipment, net	32,081	3,337

Security deposit	15,120	15,120

Total Assets	$2,791,597	$2,278,095

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$817,053	$684,046
Accrued dividends	457,723	387,042
Unearned convention revenue	337,953	176,191

Total Current Liabilities	1,612,729	1,247,279

Non-current Liabilities:
Derivative liability	3,734,109	4,784,035

Total Non-current Liabilities	3,734,109	4,784,035

Total Liabilities	5,346,838	6,031,314

Commitments and contingencies

Stockholders’ Deficit
Series A, convertible preferred stock, par value $0.0001; 50,000 shares authorized 39,101 shares issued and outstanding	4	4
Common Stock, par value $0.0001; 80,000,000 shares authorized, 35,794,878 shares issued and outstanding	3,580	3,580
Additional paid-in capital	5,213,528	5,119,726
Accumulated deficit	(7,772,353)	(8,876,529)
Total Stockholders’ Deficit	(2,555,241)	(3,753,219)

Total Liabilities and Stockholders’ Deficit	$2,791,597	$2,278,095

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

 Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Convention revenue	$1,793,476	$520,155

Cost of revenue	976,877	366,760

Gross margin	816,599	153,395

Operating expenses
Compensation	306,029	181,296
Consulting fees	190,752	150,387
General and administrative	193,726	176,736

Total operating expenses	690,507	508,419

Income (loss) from operations	126,092	(355,024)

Other income (expenses)
Interest expense	(1,161)	(174,657)
Change in the fair value of derivative liabilities	1,049,926	225,778

Total other income (expenses)	1,048,765	51,121

Income (loss) before income tax provision	1,174,857	(303,903)

Income tax provision	-	-

Net income (loss)	1,174,857	(303,903)

Deemed dividend on Series A Convertible Preferred Stock	(70,681)	(53,871)

Net income (loss) attributable to common stockholders	$1,104,176	$(357,774)

Net income (loss) attributable to common stockholders
Basic	$0.03	$(0.01)
Diluted	$0.02	$(0.01)

Weighted average common shares outstanding - basic	35,794,878	35,044,878
Weighted average common shares outstanding - diluted	57,207,420	35,044,878

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$1,174,857	$(303,903)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	554	851
Amortization of debt issuance costs	-	29,500
Accretion of debt discount	-	144,954
Change in fair value of derivative liabilities	(1,049,926)	(225,778)
Share based payments	93,802	20,723
Changes in operating assets and liabilities:
Accounts receivable	(29,497)	(10,936)
Prepaid expenses	(292,698)	(304,863)
Accounts payable and accrued liabilities	133,007	106,148
Unearned convention revenue	161,762	321,698

Net Cash Provided by (Used In) Operating Activities	191,861	(221,606)

Cash Flows from Investing Activities:
Purchases of property, equipment and leasehold improvements	(29,298)	-

Net Cash Used In Investing Activities	(29,298)	-

Cash Flows from Financing Activities:
Proceeds from the issuance of convertible preferred stock	-	825,000
Payment of stock issuance costs	-	(142,250)

Net Cash Provided By Financing Activities	-	682,750

Net change in cash	162,563	461,144

Cash at beginning of period	1,957,060	422,135

Cash at end of period	$2,119,623	$883,279

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and interest to preferred stock	$-	$325,000
Debt discount recorded on convertible debt accounted for as a derivative liability	$-	$462,971
Deemed dividend	$70,681	$53,871

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

March 31, 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Wizard World, Inc.

Wizard World, Inc., formerly Go E nergy, Inc. (“Wizard World” or the “Company”) was incorporated on May 2, 2001, under the laws of the State of Delaware.

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

Acquisition of Kick the Can Corp./ Wizard Conventions, Inc. Recognized as a Reverse Acquisition

On December 7, 2010, the Company entered into and consummated a share exchange agreement (“Share Exchange Agreement”) with successor, Kick the Can Corp. (“KTC Corp.”) and its predecessors Wizard Conventions, Inc. and Kicking The Can, L.L.C. ( collectively, “Conventions”). Pursuant to the Exchange Agreement, the Company issued 32,927,596 shares of its common stock to the KTC Corp. shareholders in exchange for 100% of the issued and outstanding shares of KTC Corp. The shares issued represented approximately 94.9% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement.

As a result of the controlling financial interest of the former stockholder of Conventions, for financial statement reporting purposes, the merger between the Company and Conventions has been treated as a reverse acquisition with KTC Corp. deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of KTC Corp. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of KTC Corp. which are recorded at historical cost. The equity of the Company is the historical equity of KTC Corp. retroactively restated to reflect the number of shares issued by the Company in the transaction. Because of the predecessor/successor relationship between the Company and KTC Corp., Conventions ultimately became the accounting acquirer.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s annual report on Form 10-K /A for the year ended December 31, 2012, as filed with the SEC on April 1 6 , 2013.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, accrued dividends and unearned convention revenue approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013 and December 31, 2012.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of March 31, 2013:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$3,734,109	$-	$-	$3,734,109	$3,734,109

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2012:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$4,784,035	$-	$-	$4,784,035	$4,784,035

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2012	$4,784,035	$4,784,035
Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	(1,049,926)	(1,049,926)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2013	$3,734,109	$3,734,109

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm. The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives). The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features. Based on these features, there are two primary events that can occur; the Holder exercises the w arrants or the w arrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on the underlying factors which led to potential scenarios. Probabilities were assigned to each scenario based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include : ( a. ) affiliates of the Company; ( b. ) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; ( c. ) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; ( d. ) principal owners of the Company; ( e. ) management of the Company; ( f. ) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and ( g. ) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: ( a. ) the nature of the relationship(s) involved; ( b. ) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; ( c. ) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and ( d. ) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent PPM , or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three months ended March 31, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended March 31, 2013	For the Interim Period Ended March 31, 2012

Convertible preferred stock	21,112,542	6,752,500

Convertible promissory notes	-	1,132,873

Stock options	300,000	3,350,000

Stock purchase warrants	-	7,237,274

Total potentially outstanding dilutive common shares	21,412,542	18,472,647

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This u pdate is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this u pdate, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This u pdate requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This u pdate is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

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

This u pdate is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Earlier implementation is permitted.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2013	December 31, 2012	Estimated Useful Life
Computer Equipment	$7,607	7,607	3 years
Furniture	29,298	-	7 years
	36,905	7,607
Less: Accumulated depreciation and amortization	(4,824)	(4,270)
	$32,081	$3,337

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2013 and 2012 , was $554 and $851, respectively.

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Bristol Capital, LLC	An entity owned and controlled by a member of the board of directors of the Company

225 California Street, LLC	An entity owned and controlled by significant stockholder and Chief Executive Officer of the Company

Operating Lease with Related Parties

Effective April 22, 2013, t he Company entered into that certain commercial real estate lease, as lessee, with Bristol Capital, LLC, a Delaware limited liability company (“Bristol”), and 225 California Street, LLC, a California limited liability company (“225 California”), as lessors, for new office space located in El Segundo, California (the “Lease”), with each of Bristol and 225 California holding an undivided 50% tenant-in-common interest. The initial term of the Lease is for seven (7) years ending on March 31, 2020. Pursuant to the Lease, the Company shall pay base rent of $6,900 per month and an initial security deposit of $13,800 is required.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2013 (remainder of the year)	$62,100

2014	82,800

2015	82,800

2016	82,800

2017	82,800

2018	82,800

2019	82,800

2021	20,700

$579,600

Note 5 - Commitments and Contingencies

Director Agreements

Paul Kessler Agreement

On March 17, 2013, Wizard World entered into a Director Agreement, with Mr. Paul Kessler in connection with his appointment to the board of directors (the “Board”) of the Company. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Kessler is re-elected to the Board.

Mr. Kessler received, upon execution of the Director Agreement, a non-qualified stock option to purchase up to one hundred and fifty thousand (150,000) shares of the Company’s common stock at an exercise price per share equal to the closing price of the Company’s common stock on the execution date of the Director Agreement. The option is exercisable for a period of five years and vests in equal amounts over a period of three (3) years at the rate of twelve thousand five hundred (12,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter ending March 31, 2013, and pro-rated for the number of days Mr. Kessler served on the Board during the fiscal quarter. Notwithstanding the foregoing, if Mr. Kessler ceases to be a member of the Board at any time during the three (3) year vesting period for any reason (such as resignation, withdrawal, death, disability or any other reason), then any un-vested options shall be irrefutably forfeited.

Kenneth Shamus Agreement

On March 17, 2013, Wizard World entered into a Director Agreement, with Mr. Kenneth Shamus in connection with his appointment to the Board.  The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Shamus is re-elected to the Board.

Mr. Shamus received, upon execution of the Director Agreement, a non-qualified stock option to purchase up to one hundred and fifty thousand (150,000) shares of the Company’s common stock at an exercise price per share equal to the closing price of the Company’s common stock on the execution date of the Director Agreement. The option is exercisable for a period of five years and vests in equal amounts over a period of three (3) years at the rate of twelve thousand five hundred (12,500) shares per fiscal quarter at the end of such quarter, commencing in the quarter ending March 31, 2013, and pro-rated for the number of days Mr. Shamus served on the Board during the fiscal quarter. Notwithstanding the foregoing, if Mr. Shamus ceases to be a member of the Board at any time during the three (3) year vesting period for any reason (such as resignation, withdrawal, death, disability or any other reason), then any un-vested options shall be irrefutably forfeited.

Note 6 – Stockholders’ Deficit

Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2012	7,987,274	$0.45
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2013	7,987,274	$0.45
Exercisable – March 31, 2013	7,987,274	$0.45

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 – 0.60	7,987,274	3.10	$0.45	7,987,274	$0.45

At March 31, 2013 and 2012 , the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The m anagement of the Company determined that there were no reportable subsequent events to be disclosed.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended March 31, 2013 and 2012, included elsewhere in this report.

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

We expect to produce eight (8) live events during the year ended December 31, 2013. To date, we have operated profitable live events in the Philadelphia, Chicago, New Orleans, Columbus and Austin, but we have operated at a deficit in other events. In order for us to operate a successful event, we must produce an event that is relevant to the public in order drive ticket sales, booth sales, sponsorship and advertising. In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site. To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012
Convention revenue	$1,793,476	$520,155
Gross profit (loss)	$816,599	$153,395
Operating expenses	$(690,507)	$(508,419)
Income (loss) from operations	$126,092	$(355,024)
Other income (expenses)	$1,048,765	$51,121
Net income (loss) attributable to common shareholder	$1,104,176	$(357,774)
Income (loss) per common share - basic	$0.03	$(0.01)
Income (loss) per common share - diluted	$0.02	$(0.01)

Convention Revenue

Convention revenue was $1,793,476 for the three months ended March 31, 2013, as compared to $520,155 for the comparable period ended March 31, 2012, an increase of $1,273,321. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased ticket prices and the overall size and scope of each event. The Company ran two events during the period ended March 31, 2013, as compared to one event during the comparable period ended March 31, 2012. Average revenue generated per event in 2013 was $896,737 as compared to $520,155 during 2012.

Gross Profit

Gross profit percentage increased from a gross profit of 29% during the three months ended March 31, 2012, to a gross profit of 46% during the three months ended March 31, 2013. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased ticket prices and the overall size and scope of each event. The Company ran two events during the period ended March 31, 2013, as compared to one event during the comparable period ended March 31, 2012.

Operating Expenses

Operating expenses for the three months ended March 31, 2013, was $690,507, as compared to $508,419 for the three months ended March 31, 2012. The $182,088 increase is primarily attributable to an increase in salaries and share based payments that were made to the Chief Executive Officer upon committing to work for the Company.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2013, was $126,092 as compared to a loss of $355,024 for the three months ended March 31, 2012. The increase is primarily attributable to running more profitable events during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Other income (expenses)

Other income (expense) for the three months ended March 31, 2013, was $1,048,765, as compared to $51,121 for the three months ended March 31, 2012. The increase is primarily attributable to the gain on the fair value of the Company’s derivative liabilities.

Net Income (Loss) Attributable to Common Shareholder

Net income (loss) attributable to common shareholder for three months ended March 31, 2012, was $1,104,176 or income per share of $0.03, as compared to $(357,774) or loss per share of $(0.01), for the three months ended March 31, 2012. The per share amounts are calculated net of deemed dividends.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2013, compared to December 31, 2012:

	March 31, 2013	December 31, 2012	Increase/Decrease
Current Assets	$2,744,396	$2,259,638	$484,758
Current Liabilities	$1,612,729	$1,247,279	$365,450
Working Capital (Deficit)	$1,131,667	$1,012,359	$119,308

At March 31, 2013, we had a working capital of $1,131,667, as compared to a working capital of $1,012,359, at December 31, 2012, an increase of $119,308. The increase is primarily attributable to the Company running events at a stronger profit margin.

Net Cash

Net cash provided by (used in) operating activities for the three months ended March 31, 2013 and 2012, was $191,861 and $(221,606), respectively. The net income (loss) attributable to common shareholder for the three months ended March 31, 2013 and 2012 was $1,104,176 and $(357,774), respectively. The Company’s cash provided by (used in) operations increased primarily due to running profitable events.

Net cash obtained through all financing activities for the three months ended March 31, 2013, was $0, as compared to $682,750 for the three months ended March 31, 2012. The Company raised $825,000 through the sale and issuance of convertible preferred stock, less $142,500 in issuance costs for the three months ended March 31, 2012.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company had no off-balance sheet arrangements.

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

Fair Value of Financial Instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“U.S. GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

●	Level 1 – Quoted market prices available in active markets for identical assets or liabilities as of the reporting date;

●	Level 2 – Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date; and

●	Level 3 – Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$3,734,109	$—	$—	$3,734,109	$3,734,109

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A, filed with the SEC on April 16, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed on April 1, 2013).

10.2	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on April 1, 2013).

10.3	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on April 1, 2013).

10.4	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed on April 1, 2013).

10.5	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed on April 1, 2013).

10.6	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed on April 1, 2013).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: May 15, 2013	By:	/s/ John Macaluso
	Name:	John Macaluso
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

