Form 10-Q
period 2013-06-30
Wizard World, Inc.
filed 2013-08-07
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of August 5, 2013, there were 36,044,878 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

June 30, 2013 and 2012

3

Wizard World, Inc.

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)

Assets

Current Assets
Cash	$2,170,685	$1,957,060
Accounts receivable, net of allowance for doubtful accounts of $18,477	61,685	40,545
Inventory	33,885	-
Prepaid expenses	581,869	262,033
Total Current Assets	2,848,124	2,259,638

Property and equipment, net	37,483	3,337

Security deposit	41,920	15,120

Total Assets	$2,927,527	$2,278,095

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$1,045,791	$684,046
Accrued dividends	543,155	387,042
Unearned convention revenue	446,968	176,191

Total Current Liabilities	2,035,914	1,247,279

Non-current Liabilities:
Derivative liability	6,373,141	4,784,035

Total Non-current Liabilities	6,373,141	4,784,035

Total Liabilities	8,409,055	6,031,314

Commitments and contingencies

Stockholders’ Deficit
Series A convertible preferred stock par value $0.0001: 50,000 shares authorized; 39,001 and 39,101 shares issued and outstanding, respectively	4	4
Common Stock par value $0.0001: 80,000,000 shares authorized; 36,044,878 and 35,794,878 shares issued and outstanding, respectively	3,605	3,580
Additional paid-in capital	5,470,749	5,119,726
Accumulated deficit	(10,955,886)	(8,876,529)
Total Stockholders’ Deficit	(5,481,528)	(3,753,219)

Total Liabilities and Stockholders’ Deficit	$2,927,527	$2,278,095

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Convention revenue	$2,901,416	$1,860,253	$4,694,892	$2,380,408

Cost of revenue	2,335,546	1,438,364	3,312,423	1,805,124

Gross margin	565,870	421,889	1,382,469	575,284

Operating expenses
Compensation	423,093	232,940	729,122	414,236
Consulting fees	190,959	207,114	381,711	357,501
General and administrative	245,484	221,300	439,210	398,036

Total operating expenses	859,536	661,354	1,550,043	1,169,773

Loss from operations	(293,666)	(239,465)	(167,574)	(594,489)

Other income (expenses)
Interest expense	(8,903)	(64,593)	(10,064)	(239,250)
Change in the fair value of derivative liabilities	(2,795,532)	(2,383,334)	(1,745,606)	(2,157,556)

Total other income (expenses)	(2,804,435)	(2,447,927)	(1,755,670)	(2,396,806)

Loss before income tax provision	(3,098,101)	(2,687,392)	(1,923,244)	(2,991,295)

Income tax provision	-	-	-	-

Net loss	(3,098,101)	(2,687,392)	(1,923,244)	(2,991,295)

Deemed dividend on Series A Convertible Preferred Stock	(85,432)	(944,694)	(156,113)	(998,565)

Net loss attributable to common stockholders	$(3,183,533)	$(3,632,086)	$(2,079,357)	$(3,989,860)

Net loss attributable to common stockholders
Basic and diluted	$(0.09)	$(0.10)	$(0.06)	$(0.11)

Weighted average common shares outstanding - basic and diluted	35,954,219	35,044,878	35,874,988	35,044,878

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(1,923,244)	$(2,991,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,909	1,701
Amortization of debt issuance costs	-	29,500
Gain on settlement of accrued liabilities	-	-
Accretion of debt discount	-	144,954
Change in fair value of derivative liabilities	1,745,606	2,157,556
Share based payments	194,548	114,213
Changes in operating assets and liabilities:
Accounts receivable	40,545	(22,223)
Inventory	(33,885)	-
Prepaid expenses	(346,636)	(237,879)
Accounts payable and accrued liabilities	361,745	240,447
Unearned convention revenue	270,777	557,060

Net Cash Provided by (Used In) Operating Activities	312,365	(5,966)

Cash Flows from Investing Activities:
Purchases of property, equipment and leasehold improvements	(37,055)	-

Net Cash Used In Investing Activities	(37,055)	-

Cash Flows from Financing Activities:
Proceeds from the issuance of convertible preferred stock	-	1,550,000
Payment of stock issuance costs	-	(233,236)

Net Cash Provided By Financing Activities	-	1,316,764

Net change in cash	275,310	1,310,798

Cash at beginning of period	1,957,060	422,135

Cash at end of period	$2,232,370	$1,732,933

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and interest to preferred stock	$-	$325,000
Conversion of preferred stock to common stock	$100,000	$-
Extinguishment of derivative	$156,500	$-
Deemed dividend	$156,113	$1,570,944

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

June 30, 2013 and 2012

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

Acquisition of Kick the Can Corp./Wizard Conventions, Inc. Recognized as a Reverse Acquisition

On December 7, 2010, the Company entered into and consummated a share exchange agreement (“Share Exchange Agreement”) with successor, Kick the Can Corp. (“KTC Corp.”) and its predecessors Wizard Conventions, Inc. and Kicking The Can, L.L.C. (collectively, “Conventions”). Pursuant to the Exchange Agreement, the Company issued 32,927,596 shares of its common stock to the KTC Corp. shareholders in exchange for 100% of the issued and outstanding shares of KTC Corp. The shares issued represented approximately 94.9% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement.

As a result of the controlling financial interest of the former stockholder of Conventions, for financial statement reporting purposes, the merger between the Company and Conventions has been treated as a reverse acquisition with KTC Corp. deemed the accounting acquirer and the Company deemed the accounting acquire under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of KTC Corp. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of KTC Corp. which are recorded at historical cost. The equity of the Company is the historical equity of KTC Corp. retroactively restated to reflect the number of shares issued by the Company in the transaction. Because of the predecessor/successor relationship between the Company and KTC Corp., Conventions ultimately became the accounting acquirer.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC April 1, 2013 and amended as of April 16, 2013.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, accrued dividends and unearned convention revenue approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and December 31, 2012.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of June 30, 2013:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$6,373,141	$-	$-	$6,373,141	$6,373,141

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2012:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$4,784,035	$-	$-	$4,784,035	$4,784,035

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2012	$4,784,035	$4,784,035
Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	1,745,606	1,745,606
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	(156,500)	(156,500)
Balance, June 30, 2013	$6,373,141	$6,373,141

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

Inventory

Inventory Valuation

The Company values inventory, consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include: (i) current sales data and historical return rates, (ii) estimates of future demand, and (iii) competitive pricing pressures.

Inventory Obsolescence and Markdowns

The Company evaluates its current level of inventory considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventory to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

There was no inventory obsolescence at June 30, 2013 or 2012.

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

Leasehold Improvement

Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 815-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Pursuant to Section 850-10-20 the related parties include (a.) affiliates of the Company; (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instrument as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii), a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent PPM, or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim periods ended June 30, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended June 30, 2013	For the Interim Period Ended June 30, 2012

Convertible preferred stock	20,862,542	8,565,500

Convertible promissory notes	-	1,132,873

Stock options	300,000	3,350,000

Stock purchase warrants	-	4,706,250

Warrants issued with the convertible preferred stock and notes	-	2,327,088

Warrants issued with convertible promissory notes	-	566,436

Total potentially outstanding dilutive common shares	21,162,542	20,648,147

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (the “Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210):Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. This ASU clarifies that the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2013	December 31, 2012	Estimated Useful Life
Computer Equipment	$6,650	6,650	3 years
Equipment	3,118	-	5 years
Furniture & Fixtures	31,735	-	7 years
Leasehold Improvements	2,202	-	7 years
	43,705	6,650
Less: Accumulated depreciation and amortization	(6,222)	(3,313)
	$37,483	$3,337

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2013 and 2012, was $2,909 and $1,701, respectively.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Bristol Capital, LLC	An entity owned and controlled by a member of the board of directors of the Company

225 California Street, LLC	An entity owned and controlled by significant stockholder and Chief Executive Officer of the Company

Operating Lease with Related Parties

Effective April 22, 2013, the Company entered into that certain commercial real estate lease, as lessee, with Bristol Capital, LLC, a Delaware limited liability company (“Bristol”), and 225 California Street, LLC, a California limited liability company (“225 California”), as lessors, for new office space located in El Segundo, California (the “Lease”), with each of Bristol and 225 California holding an undivided 50% tenant-in-common interest. The initial term of the Lease is for seven (7) years ending on March 31, 2020. Pursuant to the Lease, the Company shall pay base rent of $6,900 per month and an initial security deposit of $13,800 is required.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2013 (remainder of the year)	$41,400

2014	82,800

2015	82,800

2016	82,800

2017	82,800

2018	82,800

2019	82,800

2021	20,700

$558,900

Note 5 - Commitments and Contingencies

Director Agreements

Paul Kessler Agreement

On March 17, 2013, Wizard World entered into a Director Agreement, with Mr. Paul Kessler in connection with his appointment to the Board of Directors of the Company. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Kessler is re-elected to the Board.

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

Kenneth Shamus Agreement

On March 17, 2013, Wizard World entered into a Director Agreement, made as of March 17, 2013, with Mr. Kenneth Shamus in connection with his appointment to the Board of Directors of the Company. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Shamus is re-elected to the Board.

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

Note 6 - Stockholders’ Deficit

Series A Cumulative Convertible Preferred Stock

On May 3, 2013, a stockholder converted $100,000 of the Company’s Series A Cumulative Convertible Preferred Stock into 250,000 shares of the Company’s common stock, par value $0.0001 per share, at a conversion price of $0.40 per share.

Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2012	7,987,274	$0.45
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2013	7,987,274	$0.45
Exercisable – June 30, 2013	7,987,274	$0.45

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 – 0.60	7,987,274	2.85	$0.45	7,987,274	$0.45

At June 30, 2013 and 2012, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 7 - Subsequent Events

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and six months ended June 30, 2013 and 2012, included elsewhere in this report.

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

We expect to produce eight (8) live events during the year ended December 31, 2013. To date, we have operated profitable live events in the Philadelphia, Chicago, New Orleans, Columbus, Portland, St. Louis and Austin, but we have operated at a deficit in other events. In order for us to operate a successful event, we must produce an event that is relevant to the public in order drive ticket sales, booth sales, sponsorship and advertising. In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site. To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2013 and 2012:

	Three Months Ended
	June 30, 2013	June 30, 2012
Convention revenue	$2,901,416	$1,860,253
Gross profit	$565,870	$421,889
Operating expenses	$(859,536)	$(661,354)
Income (loss) from operations	$(293,666)	$(239,465)
Other income (expenses)	$(2,804,435)	$(2,447,927)
Net income (loss) attributable to common shareholder	$(3,183,533)	$(3,632,086)
Income (loss) per common share – basic and diluted	$(0.09)	$(0.10)

Convention Revenue

Convention revenue was $2,901,416 for the three months ended June 30, 2013, as compared to $1,860,253 for the comparable period ended June 30, 2012, an increase of $1,041,163. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased ticket prices and the overall size and scope of each event. The Company ran two events during the period ended June 30, 2013, as compared to two events during the comparable period ended June 30, 2012. Average revenue generated per event in the second quarter of 2013 was $1,450,708 as compared to $930,127 during 2012.

Gross Profit

Gross profit percentage decreased slightly from a gross profit of 22% during the three months ended June 30, 2012, to a gross profit of 20% during the three months ended June 30, 2013. The decrease is primarily attributable to the Company running an unprofitable New York City event during 2013. The Company did not run a New York City event during 2012.

Operating Expenses

Operating expenses for the three months ended June 30, 2013, was $859,536, as compared to $661,354 for the three months ended June 30, 2012. The increase is primarily attributable to an increase in salaries and employee headcount as well as share based payments that were made to the Chief Executive Officer upon committing to work for the Company.

Other income (expenses)

Other income (expense) for the three months ended June 30, 2013, was $(2,804,435), as compared to $(2,447,927) for the three months ended June 30, 2012. The increase is primarily attributable to the loss on the fair value of the Company’s derivative liabilities.

Net Income (Loss) Attributable to Common Shareholder

Net income (loss) attributable to common shareholder for three months ended June 30, 2013, was $(3,183,533) or loss per share of $(0.09), as compared to $(3,632,086) or loss per share of $(0.10), for the three months ended June 30, 2012. The per share amounts are calculated net of deemed dividends.

Summary of Statements of Operations for the Six Months Ended June 30, 2013 and 2012:

	Six Months Ended
	June 30, 2013	June 30, 2012
Convention revenue	$4,694,892	$2,380,408
Gross profit (loss)	$1,382,469	$575,284
Operating expenses	$(1,550,043)	$(1,169,773)
Income (loss) from operations	$(167,574)	$(594,489)
Other income (expenses)	$(1,755,670)	$(2,396,806)
Net income (loss) attributable to common shareholder	$(2,079,357)	$(3,989,860)
Income (loss) per common share – basic	$(0.06)	$(0.11)

Convention Revenue

Convention revenue was $4,694,892 for the six months ended June 30, 2013, as compared to $2,380,408 for the comparable period ended June 30, 2012, an increase of $2,314,484. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased ticket prices and the overall size and scope of each event. The Company ran four events during the period ended June 30, 2013, as compared to three events during the comparable period ended June 30, 2012. Average revenue generated per event in 2013 was $1,173,723 as compared to $793,469 during 2012.

Gross Profit

Gross profit percentage increased from a gross profit of 24% during the six months ended June 30, 2012, to a gross profit of 29% during the six months ended June 30, 2013. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased ticket prices and the overall size and scope of each event. The Company ran four events during the period ended June 30, 2013, as compared to three events during the comparable period ended June 30, 2012.

Operating Expenses

Operating expenses for the six months ended June 30, 2013, was $1,550,043, as compared to $1,169,773 for the six months ended June 30, 2012. The increase is primarily attributable to an increase in salaries and employee headcount as well as share based payments that were made to the Chief Executive Officer upon committing to work for the Company.

Other income (expenses)

Other income (expense) for the six months ended June 30, 2013, was $(1,755,670), as compared to $(2,396,806) for the six months ended June 30, 2012. The increase is primarily attributable to the loss on the fair value of the Company’s derivative liabilities, offset by less interest expense on accretion of debt discounts and interest accrued on convertible notes.

Net Income (Loss) Attributable to Common Shareholder

Net income (loss) attributable to common shareholder for six months ended June 30, 2013, was $(2,079,357) or loss per share of $(0.06), as compared to $(3,989,860) or loss per share of $(0.11), for the six months ended June 30, 2012. The per share amounts are calculated net of deemed dividends.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2013, compared to December 31, 2012:

	June 30, 2013	December 31, 2012	Increase/Decrease
Current Assets	$2,786,439	$2,259,638	$526,801
Current Liabilities	$2,035,914	$1,247,279	$788,635
Working Capital (Deficit)	$750,525	$1,012,359	$(261,834)

At June 30, 2013, we had a working capital of $750,525, as compared to a working capital of $1,012,359, at December 31, 2012, a decrease of $261,834. The decrease is primarily attributable to the Company carrying unearned revenue of $446,968 as of June 30, 2013. This is an increase from $176,191 during the comparable period ended June 30, 2013. The Company is running larger events, and as a result, has increased payables and unearned revenues leading up to certain events.

Net Cash

Net cash provided by (used in) operating activities for the six months ended June 30, 2013 and 2012, was $250,680 and $(5,966), respectively. The net income (loss) attributable to common shareholder for the six months ended June 30, 2013 and 2012, was $(1,923,244) and $(2,991,295), respectively. The Company’s cash provided by (used in) operations increased primarily due to running profitable events.

Net cash obtained through all financing activities for the six months ended June 30, 2013, was $0, as compared to $1,316,764 for the six months ended June 30, 2012. The Company raised $1,550,000 through the sale and issuance of convertible preferred stock, less $233,236 in issuance costs for the six months ended June 30, 2012.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company had no off-balance sheet arrangements.

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

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 815-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$6,373,141	$-	$-	$6,373,141	$6,373,141

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective as of August 5, 2013, the board of directors of the Company approved an amendment to the compensation of John Macaluso, the Company’s Chief Executive Officer, to provide a car allowance in the amount of $700 per month which shall be applied retroactively to January 1, 2013. All other sections of Mr. Macaluso’s employment agreement remain the same.

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

WIZARD WORLD, INC.

Date: August 7, 2013	By:	/s/ John Macaluso
	Name:	John Macaluso
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

