Form 10-Q
period 2013-09-30
Wizard World, Inc.
filed 2013-11-08
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
September 30, 2013

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

As of November 7, 2013, there were 50,869,649 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

September 30, 2013 and 2012

3

Wizard World, Inc.

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)

Assets

Current Assets
Cash	$3,223,496	$1,957,060
Accounts receivable, net	32,263	40,545
Inventory	29,937	-
Prepaid expenses	377,795	262,033
Total Current Assets	3,663,491	2,259,638

Property and equipment, net	39,371	3,337

Security deposit	26,920	15,120

Total Assets	$3,729,782	$2,278,095

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued liabilities	$894,562	$684,046
Accrued dividends	-	387,042
Unearned convention revenue	331,813	176,191

Total Current Liabilities	1,226,375	1,247,279

Non-current Liabilities:
Derivative liability	-	4,784,035

Total Non-current Liabilities	-	4,784,035

Total Liabilities	1,226,375	6,031,314

Commitments and contingencies

Stockholders’ Equity (Deficit)
Series A convertible preferred stock par value $0.0001: 50,000 shares authorized; 0 and 39,101 shares issued and outstanding, respectively	-	4
Common stock par value $0.0001: 80,000,000 shares authorized; 50,869,649 and 35,794,878 shares issued and outstanding, respectively	5,087	3,580
Additional paid-in capital	14,669,321	5,119,726
Accumulated deficit	(12,171,001)	(8,876,529)
Total Stockholders’ Equity (Deficit)	2,503,407	(3,753,219)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,729,782	$2,278,095

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Convention revenue	$4,113,181	$2,792,907	$8,808,073	$5,173,315

Cost of revenue	2,087,581	1,412,277	5,400,004	3,217,401

Gross margin	2,025,600	1,380,630	3,408,069	1,955,914

Operating expenses
Compensation	521,137	286,763	1,250,259	700,999
Consulting fees	136,316	225,170	518,027	582,671
Web development fees	-	10,980	-	10,980
General and administrative	271,323	211,174	710,533	609,210

Total operating expenses	928,776	734,087	2,478,819	1,903,860

Income from operations	1,096,824	646,543	929,250	52,054

Other income (expenses)
Interest income	-	14	-	14
Interest expense	(224)	(10,572)	(10,288)	(249,822)
Change in the fair value of derivative liabilities	(2,225,346)	1,068,302	(3,970,952)	(1,089,254)

Total other income (expenses)	(2,225,570)	1,057,744	(3,981,240)	(1,339,062)

Income (loss) before income tax provision	(1,128,746)	1,704,287	(3,051,990)	(1,287,008)

Income tax provision			-	-

Net income (loss)	(1,128,746)	1,704,287	(3,051,990)	(1,287,008)

Deemed dividend on Series A Convertible Preferred Stock	(86,369)	(471,146)	(242,482)	(1,469,711)

Net income (loss) attributable to common stockholders	$(1,215,115)	$1,233,141	$(3,294,472)	$(2,756,719)

Net income (loss) attributable to common stockholders
Basic	$(0.03)	$0.04	$(0.09)	$(0.08)
Diluted	$(0.03)	$0.02	$(0.09)	$(0.08)

Weighted average common shares outstanding - basic	39,285,265	35,061,182	38,104,368	35,050,352
Weighted average common shares outstanding - diluted	39,285,265	55,591,554	38,104,368	35,044,878

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net loss	$(3,051,990)	$(1,287,008)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,242	2,407
Loss on disposal of computer equipment	-	1,378
Amortization of debt issuance costs	-	29,500
Accretion of debt discount	-	144,954
Change in fair value of derivative liabilities	3,970,952	1,089,254
Share based payments	287,337	207,791
Changes in operating assets and liabilities:
Accounts receivable	8,282	(167,101)
Inventory	(29,937)	-
Prepaid expenses	(115,762)	(130,173)
Security deposit	(11,800)	-
Accounts payable and accrued liabilities	89,766	169,204
Unearned convention revenue	155,622	250,743

Net Cash Provided by Operating Activities	1,306,712	310,949

Cash Flows from Investing Activities:
Purchases of property, equipment and leasehold improvements	(40,276)	-

Net Cash Used In Investing Activities	(40,276)	-

Cash Flows from Financing Activities:
Proceeds from the issuance of convertible preferred stock	-	1,550,000
Payment of stock issuance costs	-	(233,236)

Net Cash Provided By Financing Activities	-	1,316,764

Net change in cash	1,266,436	1,627,713

Cash at beginning of period	1,957,060	422,135

Cash at end of period	$3,223,496	$2,049,848

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and interest to preferred stock	$-	$731,039
Debt discount recorded on convertible debt accounted for as a derivative liability	$-	$21,525
Conversion of preferred stock to common stock	$100,000	$-
Extinguishment of derivative	$8,754,987	$-
Restructure costs billed but unpaid	$120,750
Issuance of common stock to settle accrued liabilities	$-	$242,000
Convertible note reclassified as demand note	$-	$103,100
Deemed dividend	$242,482	$2,042,090

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

September 30, 2013 and 2012

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

Acquisition of Kick the Can Corp./ Wizard Conventions, Inc. Recognized as a Reverse Acquisition

On December 7, 2010, the Company entered into and consummated a share exchange agreement (“Share Exchange Agreement”) with its successor, Kick the Can Corp. (“KTC Corp.”) and its predecessors Wizard Conventions, Inc. and Kicking The Can, L.L.C. (collectively, “Conventions”). Pursuant to the Exchange Agreement, the Company issued 32,927,596 shares of its common stock to the KTC Corp. shareholders in exchange for 100% of the issued and outstanding shares of KTC Corp. The shares issued represented approximately 94.9% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement.

As a result of the controlling financial interest of the former stockholder of Conventions, for financial statement reporting purposes, the merger between the Company and Conventions has been treated as a reverse acquisition with KTC Corp. deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of KTC Corp. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of KTC Corp. which are recorded at historical cost. The equity of the Company is the historical equity of KTC Corp.retro actively restated to reflect the number of shares issued by the Company in the transaction. Because of the predecessor/successor relationship between the Company and KTC Corp., Conventions ultimately became the accounting acquirer.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph, 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and December 31, 2012.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2013:

Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$-	$-	$-	$-	$-

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2012:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$4,784,035	$-	$-	$4,784,035	$4,784,035

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2012	$4,784,035	$4,784,035
Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	3,970,952	3,970,952
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	(8,754,987)	(8,754,987)
Balance, September 30, 2013	$-	$-

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

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification, account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

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

 There was no inventory obsolescence at September 30, 2013 or 2012.

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

Pursuant to Section 850-10-20, the related parties include (a.) affiliates of the Company; (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended September 30, 2013	For the Interim Period Ended September 30, 2012

Convertible preferred stock	-	9,580,598

Stock options	3,650,000	3,350,000

Stock purchase warrants	-	4,706,250

Warrants issued with the convertible preferred stock and notes	-	2,327,088

Warrants issued with convertible promissory notes	-	566,436

Total potentially outstanding dilutive common shares	3,650,000	20,530,372

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. This ASU clarifies that the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

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

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S.GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 - Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2013	December 31, 2012	Estimated Useful Life
Computer Equipment	$9,871	6,650	3 years
Equipment	3,118	-	5 years
Furniture & Fixtures	33,937	-	7 years
	46,926	6,650
Less: Accumulated depreciation and amortization	(7,555)	(3,313)
	$39,371	$3,337

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 was $4,242 and $2,407, respectively.

Note 4 - Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Bristol Capital, LLC	An entity owned and controlled by a member of the board of directors of the Company

225 California Street, LLC	An entity owned and controlled by significant stockholder and Chief Executive Officer of the Company

Operating Lease with Related Parties

Effective April 22, 2013, the Company entered into a commercial real estate lease, as lessee, with Bristol Capital, LLC, a Delaware limited liability company (“Bristol”), and 225 California Street, LLC, a California limited liability company (“225 California”), as lessors, for new office space located in El Segundo, California (the “Lease”), with each of Bristol and 225 California holding an undivided 50% tenant-in-common interest. The initial term of the Lease is for seven (7) years ending on March 31, 2020. Pursuant to the Lease, the Company shall pay base rent of $6,900 per month and an initial security deposit of $13,800 is required.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2013 (remainder of the year)	$20,700

2014	82,800

2015	82,800

2016	82,800

2017	82,800

2018	82,800

2019	82,800

2020	20,700

$538,200

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

Note 6 - Stockholders’ Equity (Deficit)

Series A Cumulative Convertible Preferred Stock

On May 3, 2013, a stockholder converted $100,000 of the Company’s Series A Cumulative Convertible Preferred Stock into 250,000 shares of the Company’s common stock, par value $0.0001 per share, at a conversion price of $0.40 per share.

On August 21, 2013, the Company’s Series A Preferred Shareholders converted all outstanding Series A Cumulative Convertible Preferred Stock (“Preferred Stock”) into approximately 9.5 million shares of the Company’s common stock (“Common Stock”), par value $0.0001 per share. In addition, the Series A Shareholders and certain other shareholders exchanged approximately 8.0 million outstanding Series A Common Stock Purchase Warrants for approximately 4.0 million shares of Common Stock. In connection with the conversion of the Preferred Stock, the Company issued approximately 1.6 million shares of Common Stock as payment for accrued and unpaid dividends.

Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2012	7,987,274	$0.45
Granted	-	$-
Exercised	7,987,274	$0.45
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2013	-	$-
Exercisable – September 30, 2013	-	$-

Warrants Outstanding					Warrants Exercisable
	Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$		-	-	$-	-	$-

At September 30, 2013 and 2012, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 7 - Subsequent Events

On October 8, 2013, the Board resolved to authorize the issuance of 877,375 stock options to employees and advisors of the Company. The options are exercisable at $0.40 and are exercisable for a period of five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Wizard World, Inc. (“Wizard World” or the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and nine months ended September 30, 2013 and 2012, included elsewhere in this report.

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

We expect to produce eight (8) live events during the year ended December 31, 2013. To date, we have operated profitable live events in Philadelphia, Chicago, New Orleans, Columbus, Portland, and St. Louis, but we have operated at a deficit in other events. In order for us to operate a successful event, we must produce an event that is relevant to the public in order drive ticket sales, booth sales, sponsorship and advertising. In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site. To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

We continue to develop the Wizard World digital strategy and grow our existing database through social media, on-site activation, and the Company’s digital presence on properties that include Facebook®, Twitter®, YouTube®, Flickr® and Tumblr®. Also, as additional events are added, more people join the Wizard World universe and become loyal to the brand and its affiliated properties.

Wizardworlddigital.com continues to be the hub for all Comic Con and related events news and content, and wizardworld.com continues to act as the e-commerce engine for all tickets, VIP experiences, one-of-a-kind packages, and more.

Recent Material Events

Effective August 21, 2013, the Series A Preferred Shareholders (the “Series A Shareholders”) of the Company converted all outstanding Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) into approximately 9.5 million shares of the Company’s common stock, par value $0.0001 per share. In addition, the Series A Shareholders and certain other shareholders exchanged approximately 8.0 million outstanding Series A Common Stock Purchase Warrants for approximately 4.0 million shares of common stock. In connection with the conversion of the Preferred Stock, the Company issued approximately 1.6 million shares of common stock as payment for accrued and unpaid dividends.

As a result of the aforementioned transactions, the Company no longer has any derivative liabilities on its balance sheet and has approximately 50.9 million shares of common stock outstanding.

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2013 and 2012:

	Three Months Ended
	September 30, 2013	September 30, 2012
Convention revenue	$4,113,181	$2,792,907
Gross profit	$2,025,600	$1,380,630
Operating expenses	$(928,776)	$(734,087)
Income from operations	$1,096,824	$646,543
Other income (expenses)	$(2,225,570)	$1,057,744
Net income (loss) attributable to common shareholder	$(1,215,115)	$1,233,141
Income (loss) per common share – basic and diluted	$(0.03)	$0.04

Convention Revenue

Convention revenue was $4,113,181 for the three months ended September 30, 2013, as compared to $2,792,907 for the comparable period ended September 30, 2012, an increase of $1,320,274. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased ticket prices and the overall size and scope of each event. The Company ran two events during the period ended September 30, 2013, as compared to two events during the comparable period ended September 30, 2012. Average revenue generated per event in the third quarter of 2013 was $2,056,591 as compared to $1,396,454 during 2012.

Gross Profit

Gross profit percentage was approximately 49% for the three months ended September 30, 2013 and 2012.

Operating Expenses

Operating expenses for the three months ended September 30, 2013, was $928,776, as compared to $734,087 for the three months ended September 30, 2012. The increase is primarily attributable to an increase in salaries and employee headcount as well as share based payments that were made to the Chief Executive Officer upon committing to work for the Company.

Other income (expenses)

Other income (expense) for the three months ended September 30, 2013, was $(2,225,570), as compared to $1,057,744 for the three months ended September 30, 2012. The decrease is primarily attributable to the loss on the fair value of the Company’s derivative liabilities.

Net Income (Loss) Attributable to Common Shareholder

Net income (loss) attributable to common shareholder for three months ended September 30, 2013, was $(1,215,115) or loss per share of $(0.03), as compared to $1,233,141 or income per share of $0.04, for the three months ended September 30, 2012. The per share amounts are calculated net of deemed dividends.

Summary of Statements of Operations for the Nine Months Ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Convention revenue	$8,808,073	$5,173,315
Gross profit (loss)	$3,408,069	$1,955,914
Operating expenses	$(2,478,819)	$(1,903,860)
Income from operations	$929,250	$52,054
Other income (expenses)	$(3,981,240)	$(1,339,062)
Net income (loss) attributable to common shareholder	$(3,294,472)	$(2,756,719)
Income (loss) per common share – basic	$(0.09)	$(0.08)

Convention Revenue

Convention revenue was $8,808,073 for the nine months ended September 30, 2013, as compared to $5,173,315 for the comparable period ended September 30, 2012, an increase of $3,634,758. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased ticket prices and the overall size and scope of each event. The Company ran six events during the period ended September 30, 2013, as compared to five events during the comparable period ended September 30, 2012. Average revenue generated per event in 2013 was $1,468,012 as compared to $1,034,663 during 2012.

Gross Profit

Gross profit percentage increased slightly from a gross profit of 38% during the nine months ended September 30, 2012, to a gross profit of 39% during the nine months ended September 30, 2013. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased ticket prices and the overall size and scope of each event. The Company ran six events during the period ended September 30, 2013, as compared to five events during the comparable period ended September 30, 2012.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013, was $2,478,819, as compared to $1,903,860 for the nine months ended September 30, 2012. The increase is primarily attributable to an increase in salaries and employee headcount as well as share based payments that were made to the Chief Executive Officer upon committing to work for the Company.

Other income (expenses)

Other expense for the nine months ended September 30, 2013, was $(3,981,240), as compared to $(1,339,062)for the nine months ended September 30, 2012. The increase is primarily attributable to the loss on the fair value of the Company’s derivative liabilities, offset by less interest expense on accretion of debt discounts and interest accrued on convertible notes.

Net Loss Attributable to Common Shareholder

Net loss attributable to common shareholder for nine months ended September 30, 2013, was $(3,294,472) or loss per share of $(0.09), as compared to $(2,756,719) or loss per share of $(0.08), for the nine months ended September 30, 2012. The per share amounts are calculated net of deemed dividends.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2013, compared to December 31, 2012:

	September 30, 2013	December 31, 2012	Increase/Decrease
Current Assets	$3,663,491	$2,259,638	$1,403,853
Current Liabilities	$1,226,375	$1,247,279	$(20,904)
Working Capital (Deficit)	$2,437,116	$1,012,359	$1,424,757

At September 30, 2013, we had a working capital of $2,437,116, as compared to a working capital of $1,012,359 at December 31, 2012, an increase of $1,424,757. The increase is primarily attributable to the Company carrying larger cash balances as of September 30, 2013 offset by increases in accounts payable and unearned revenue and a decrease in accrued dividends. This is a net increase of $1,424,757 from the comparable period ended September 30, 2012. The Company is running larger events, and as a result, has increased payables and unearned revenues leading up to certain events. In addition, the Company did not accrue dividends as of September 30, 2013, compared to $387,042 as of September 30, 2012, as a result of the equity restructure that took place during the three months ended September 30, 2013.

Net Cash

Net cash provided by operating activities for the nine months ended September 30, 2013 and 2012, was $1,306,712 and $310,949, respectively. The net loss for the nine months ended September 30, 2013 and 2012, was $(3,051,990) and $(1,287,008), respectively. The Company’s cash provided by operations increased primarily due to running profitable events.

Net cash used in investing activities for the nine months ended September 30, 2103 and 2012, was $40,276 and $0, respectively. The net cash used in investing activities increased due to the Company purchasing equipment during the nine months ended September 30, 2013.

Net cash obtained through all financing activities for the nine months ended September 30, 2013, was $0, as compared to $1,316,764 for the nine months ended September 30, 2012. The Company raised $1,550,000 through the sale and issuance of convertible preferred stock, less $233,236 in issuance costs for the nine months ended September 30, 2012.

The Company believes that our existing available cash, along with our cash flows from operations will enable the Company to meet the working capital requirements for at least 12 months. The estimated working capital requirement for the next 12 months is $2,520,000 with an estimated burn rate of $210,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

Off-Balance Sheet Arrangements

As of September 30, 2013, the Company had no off-balance sheet arrangements.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$-	$-	$-	$-	$-

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: November 8, 2013	By:	/s/ John Macaluso
	Name:	John Macaluso
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

