Form 10-K
period 2013-12-31
Wizard World, Inc.
filed 2014-03-03
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

(310) 648-8410

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013, based on a closing price of $0.52 was $8,079,339. As of February 28, 2014, the registrant had 51,104,024 shares of its common stock, par value $0.0001 per share, outstanding.

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

Company History

Wizard World, Inc. (f/k/a GoEnergy, Inc.) was incorporated in Delaware on May 2, 2001. The Company was initially involved in oil and gas exploration but ceased operations and abandoned any interests it had in such properties.

On December 7, 2010 (the “Closing Date”), the Company acquired Conventions pursuant to a Share Purchase and Share Exchange Agreement (the “Exchange Agreement”), by and among the Company, Strato Malamas, an individual and former majority stockholder of the Company, Conventions, and shareholders of Conventions (the “Conventions Shareholders”), that are signatories thereto. On the Closing Date, pursuant to the terms of the Exchange Agreement, the Conventions Shareholders transferred and contributed all of their shares (the “Conventions Shares”) to the Company, resulting in our acquisition of all of the outstanding Conventions Shares. In return, we issued to the Conventions Shareholders, their designees or assigns (the “Share Exchange”), an aggregate of 32,927,576 shares of the Company’s common stock (the “Exchange Shares”), which constituted approximately 94.9% (on a fully diluted basis) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), issued and outstanding immediately after the consummation of the Share Exchange (the “Closing”). As the result of the Share Exchange, Conventions became a wholly-owned subsidiary of the Company.

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

On January 31, 2011, management of Wizard Conventions, Inc. ceased operations under such entity and continued the convention operation under the Kick The Can Corp. entity. Kicking The Can L.L.C. never officially commenced operations, never had employees and never produced a comic con event. Due to these circumstances, management concluded that Wizard Conventions, Inc. recapitalized into Kick The Can Corp. despite no formal legal agreement between the parties.

On March 18, 2011, we formed a wholly-owned subsidiary called Wizard World Digital, Inc., a Nevada corporation (“Digital”). Digital never officially commenced operations or had employees, and is currently dormant, pending execution of a digital strategy.

Our executive offices are located at 225 California Street, El Segundo, CA 90245 and our telephone number is (310) 648-8428.

Business Overview

Our Company produces pop culture and live multimedia conventions (“Comic Cons”) across North America that provide a social networking and entertainment venue for popular fiction enthusiasts of movies, TV shows, video games, technology, toys, social networking/gaming platforms, comic books, and graphic novels. These Comic Cons provide venues to entertainment companies, toy companies, gaming companies, publishing companies, and retailers for their sales, marketing, promotions, public relations, advertising and sponsorships efforts.

Conventions

Conventions has been producing comic conventions since July 1997.

In 2012, Conventions produced seven Comic Cons in the following six North American cities: (i) New Orleans, LA (2); (ii) Toronto, Ontario; (iii) Philadelphia, PA; (iv) Chicago, IL; (v) Columbus, OH; and (vi) Austin, TX.

In 2013, Conventions produced eight Comic Cons in the following North American cities: (i) Portland, OR; (ii) Nashville, TN; (iii) St. Louis, MO; (iv) New York NY; (v) Philadelphia, PA; (vi) Rosemont, IL; (vii) Columbus, OH; and (viii) Austin, TX.

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

We receive revenue from our Comic Cons in three (3) ways, namely from (i) consumer admissions; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. Each Comic Con varies in cost to produce. Production costs vary based on the size and scope of the production. Generally, our production costs range from approximately $400,000 for a smaller scale production to over $1,500,000 for a larger production.

The Company’s plan for 2014 is to focus the Wizard World tour on the following shows: (i) Portland, OR; (ii) New Orleans, LA; (iii) Louisville, KY; (iv) Nashville, TN; (v) St. Louis, MO; (vi) Minneapolis, MN; (vii) Atlanta, GA; (viii) Philadelphia, PA; (ix) San Antonio, TX; (x) Richmond, VA; (xi) Chicago, IL; (xii) Columbus, OH; (xiii) Austin, TX; (xiv) Tulsa, OK; (xv) Reno, NV; and (xvi) Sacramento, CA.

Our target audience includes both men and women aged 18-44, and families of all ages who are active consumers of many types of entertainment and media, such as movies, music, toys, video games, apps, consumer electronics, computers, and lifestyle products (e.g., clothes, footwear, digital devices, and mobile phones).

Digital Media

We produce a number of digital media properties, including our website www.wizardworld.com, emails, newsletters, Facebook, YouTube, Twitter, Flickr, and Tumblr to create awareness of our Comic Cons and provide updates to our fans and consumers. We also use our website www.wizardworld.com to a large extent to provide a source for the latest Wizard World news and information. While there is little or no direct revenue derived from these properties, the indirect benefit supports sales functions of all the events (dealer and exhibitor booths, admissions, sponsorships), as well as helping us secure additional, more sought after, and higher profile talent. This in turn, helps additional admissions, booth sales and sponsorships.

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

With Facebook, all of our attending artists and celebrities are given unique links announcing their involvement in our events. This helps generate excitement among their existing fan base (and ours) and can create a sense of community and groundswell of support for the show. Once we establish a critical mass of people, the shows can become part of the fabric of the community where people anticipate the event months and sometimes even a full year in advance. This retention is essential to our sales process. Procuring new and timely talent helps generate new customers, as well as the word of mouth of previous attendees. Much of this is achieved via email, Facebook, Twitter, and www.wizardworld.com.

Unlike many live events (sports, concerts, etc.), where attendees are spectators (even if they are a part of a community at large), at our events the attendees are participants in the events. This atmosphere creates a greater amount of user generated content for Facebook, Twitter and YouTube. For instance, we always notice an uptick among Facebook “Likes” in profile pic changes on Facebook the days during and after our events featuring the celebrities and Photo Ops from our events. This is a non-paid form of free advertising. Social networks such as Facebook and Twitter are a perfect marriage for these types of event photos.

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

We receive revenue from our Comic Cons in three (3) ways, namely from (i) consumer admissions; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. Our business plan is to generate additional revenues from advertising sales on all of Wizard World Digital’s media properties. We began realizing revenue from our digital properties during the fourth quarter 2011. We expect that digital media revenues will primarily be earned through offering advertisers the ability to place banner ads on our digital media properties, priced on a standard cost-per-thousand (“CPM”) basis.

Sponsorships and Advertising

We sell sponsorship and advertising opportunities to businesses seeking to reach our core target audience of active entertainment consumers, with a particular focus on men and women aged 18 to 44 and young families.

Sponsorships

We provide sponsorship opportunities that allow advertisers a wide range of promotional vehicles on-site and through our public relations efforts. For example, we offer advertisers the ability to (i) display signage at the Comic Cons, (ii) include their desired logos on all direct mail that is sent in connection with one or more Comic Cons, (iii) be included in press releases to the media, (iv) obtain sponsor tags on the radio spots or in the print or online ads where we advertise, and (v) obtain advertising space in our digital media. We also provide the opportunity for advertisers to sponsor events at the Comic Cons like costume contests or gaming tournaments and the ability to have “step-and-repeats” for photo opportunities, meet and greets with celebrities, VIP packages, and “goody” bag giveaways. Sponsors pay a fee based upon the position of their advertising media and the exposure it will receive. Specifically, the closer a sponsor is to the entrance of the Comic Con, the more exposure such sponsor will receive as a greater number of Comic Con attendees will view the sponsor’s product and/or services. Therefore, the rental fee for space at our Comic Cons is more expensive if the space is closer to the entrance.

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

Digital Media

We produce a number of digital media properties, including our website www.wizardworld.com, emails, newsletters, Facebook, YouTube, Twitter, Flickr, and Tumblr to create awareness of our Comic Cons and provide updates to our fans and consumers. We also use our website www.wizardworld.com to a large extent to provide a source for the latest Comic Con news and information. Display advertising is offered to brand advertisers across all our digital media properties, priced on a traditional CPM basis.

Marketing

Our Comic Cons are marketed through a variety of media outlets, including social media, websites, public relations, television, radio, direct mail, email, flyers, and postcards. Our Comic Cons usually obtain publicity through coverage of the events at our Comic Cons from local TV stations, radio stations, newspapers, national press such as the Associated Press and Reuters, fan websites, blogs, and social network channels such as Twitter, Facebook, Flickr, and Tumblr. In certain instances, we do not pay for advertising because we can provide desirable content to media outlets. For example, we typically invite the local TV stations to our Comic Cons so that they can interview the celebrities featured at our Comic Cons. As a result, we receive free TV coverage and the TV stations obtain content for their shows. In addition, we arrange for celebrities to call into local radio stations. As a result, we receive on-air promotion of our events and the radio station reaches a larger audience who want to tune in to hear our celebrities. We also receive on-air promotion by exchanging air time for admission give-aways to our Comic Cons. With respect to the internet and online advertising, we advertise throughout our website www.wizardworld.com about the upcoming Comic Cons. We also send out emails to our fans on a regular basis. In addition, we send out direct mail postcards, print flyers and postcards in each city where we hold a Comic Con, which are handed out at local events, retailers and public gatherings. As a result, we believe that we are cost effective when it comes to how we spend our advertising dollars.

We are consistently creating and developing new content to distribute to our fans via all of the digital outlets we have developed.

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

Customers

Our client base is diverse. We have access to some of what we consider to be the leading movie studios, video game producers, comic book publishers, television broadcasters, and toy manufacturers. These customers are potential exhibitors and sponsors of our Comic Cons. In addition, our digital media business will provide sales opportunities across the Fortune 1000 corporate sector, as these brand advertisers look to leverage our media properties to target our age 18-44 and all families target audience.

No single advertiser, promoter or sponsor comprises a significant portion of our revenues.

Competition; Competitive Strengths

In the live, regionally-based consumer conventions market, the strength of a competitor is measured by the location and size of the region or city, the frequency of live events per year, the guest and VIP list (e.g., celebrities and artists), the number of paying attendees, the physical size of the convention, the extent of the public relations outreach (through traditional media, digital media and social media), and the quantity and quality of exhibitors and dealers. We believe that we have a strong competitive position because our Comic Cons take place in well-known major cities in North America throughout the year. Our multiple conventions per year enable us to market our events year round, create a large amount of content that can be distributed through our digital media outlets, and market in not only the regional consumer areas, but nationally as well. The multiple locations also allow us to work with more celebrities, artists and writers and host them in multiple cities.

There are a number of Comic Con providers that produce events across the country. We are unique in that we produce more events annually than any other organization. We reach coast-to-coast, north-to-south markets in the United States. We believe that creates an advantage over other event producers because our Comic Cons are not limited to one city, but rather to several well-known cities across North America.

We also believe that we have an edge over competitors because our Comic Cons are well known and well respected in the Comic Con and pop culture world. We have a reputation among fans, exhibitors, and celebrities for producing high-quality and well attended events.

Sales Channels and Pricing Policies

We have outsourced our admission sales to an online admission service, thereby eliminating the need to mail physical badges. Consumers can order online, print out their barcoded receipt, come to the show, have the receipt scanned and receive a wristband for entry. In addition, we sell wristbands on-site at the live events themselves. We offer a five dollar discount on the purchase price of our admission to those who pre-purchase online as compared to those who purchase on-site at the Comic Con. Admission typically ranges from $35 for a single day pass to $95 for a general weekend pass. Entry of children ten years old and under is free at all Comic Cons.

Across all our digital media properties, display advertising is offered to brand advertisers, priced on a traditional CPM basis.

Sales and Marketing Strategy

We promote our Comic Cons through a wide variety of media outlets, such as local radio and TV stations, newspapers, fan websites, and blogs. We also use online social networks such as Facebook, Twitter, YouTube, Flickr, and Tumblr, to reach our fans and provide updates. Further, we promote our Comic Cons on our website www.wizardworld.com and through our email database. We currently sell to prospective corporate sponsors and advertisers through our direct sales force. In 2013, we augmented our direct sales force through the utilization of third party representation firms and digital ad networks to help sell display advertising on our digital properties. We plan to continue to do so.

Growth Strategy

We plan to organically develop new Comic Cons and increase the revenues of our existing Comic Cons by adding more dealers, exhibitors, celebrities, panels, gaming tournaments, and VIPs to our Comic Cons. Additionally, we are focused on increasing revenues through increasing corporate sponsorships with national Fortune 500 marketers by allowing these advertisers a wide range of promotional vehicles, both on-site and through our digital media and online offerings. We believe that we will be able to further maximize our relationships with our existing dealers, exhibitors, celebrities, and VIPs while, at the same time, developing new relationships with national brand marketers looking to connect with our growing audiences.

The Wizard World Comic Con digital marketing platform extends across online and social media outlets with a growth strategy that is fueled by continually producing content for and harnessing content from the growing Comic Con consumers. For example, the platform includes: (i) the websites www.wizardworld.com and www.wizardworlddigital.com, (ii) over 16 Facebook pages, including www.facebook.com/wizardworld, (iii) Twitter at www.twitter.com/wizardworld, (iv) video social websites such as www.youtube.com/wizardworld, and (v) the Company’s recently re-launched mobile app which is available via search for “Wizard World” in iPhone and Android app stores. Across the various outlets, the Company covers new and upcoming products and talents in the pop culture world, in order to distribute the large amount of content we create from our live events. Through the distribution of our content via digital media, we offer advertisers the ability to display their sponsorship messages in immersive and integrated ways, ranging from our large e-mail database of fans all the way down to push notifications on the mobile app. Through sales of everything from digital display advertising space on our digital media properties, to title sponsorship positioning on key aspects for the live events, we plan to generate new forms of sponsorship revenues and thus strengthen our financial condition.

Employees

We currently have twenty-three full-time equivalent employees. Additionally, we engage two freelance consultants to operate our Comic Con business.

Where You Can Find More Information

Our website address is www.wizardoworld.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues. Our failure to manage growth can cause a disruption of our operations that may result in the failure to generate revenues at levels we expect.

In order to maximize potential growth in our current markets, we may have to expand our operations. Such expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders want it to occur.

As of the date of this filing, our executive officers, directors, and principal stockholders who beneficially own 5% or more of our outstanding common stock, own in the aggregate, approximately 60.28% of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

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

Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on consumer products and entertainment, which could adversely affect our revenues. Volatility and disruption of financial markets could limit our advertisers’, sponsors’, and/or promoters’ ability to obtain adequate financing to maintain operations, and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Continued softness in the market could adversely affect our revenues or the financial viability of our distributors.

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

We currently only have a broker or dealer acting as a marketmaker for our securities in a limited capacity. The lack of a full-time marketmaker for our securities could adversely influence the market for, and price of, our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities. If an active public trading market for our securities does not develop, the market price and liquidity of such securities may be adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Effective April 22, 2013, the Company entered into that certain commercial real estate lease for new office space located in El Segundo, California. The initial term is for seven (7) years ending on March 31, 2020. The Company shall pay base rent of $6,900 per month and an initial security deposit of $13,800 was required.

In addition, the Company entered into a lease to occupy office space at 1440 Broadway, 23rd Floor, New York, New York 10018. The term of the lease agreement commenced on January 1, 2014 and is scheduled to expire on December 31, 2014, but shall be automatically extended for one (1) year unless either party provides written notice of termination ninety (90) days prior to the end of the term. The Company’s monthly rent is $4,000.

The Company does not own any real estate.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCBB and OTCQB under the symbol “WIZD”.

The following table sets forth the high and low bid price for our common stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

December 31, 2013	$0.350	$0.600
September 30, 2013	$0.300	$0.820
June 30, 2013	$0.230	$0.950
March 31, 2013	$0.180	$0.550

December 31, 2012	$0.550	$0.550
September 30, 2012	$0.550	$0.550
June 30, 2012	$0.550	$0.750
March 31, 2012	$0.750	$0.750

(b) Holders

As of February 28, 2014, a total of 51,104,024 shares of the Company’s common stock are currently outstanding held by 70 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

(v)	the restricted stock is not transferable until the date on which the Board has specified such restrictions have lapsed.

As of December 31, 2013, the Company issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation approved by security holders under the Plan	-	$-	-

Equity compensation plans not approved by security holders	6,712,500	$0.435	787,500

Total	6,712,500	$0.435	787,500

(1)	Excludes shares of restricted stock issued under the Plan.

As of February 28, 2014, we have issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation approved by security holders under the Plan	-	$-	-

Equity compensation plans not approved by security holders	6,712,500	$0.435	787,500

Total	6,712,500	$0.435	787,500

(1)	Excludes shares of restricted stock issued under the Plan.

Rule 10B-18 Transactions

During the year ended December 31, 2013, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

On October 8, 2013, the Board resolved to authorize the issuance of 812,500 stock options to employees and advisors of the Company. The options are exercisable at $0.40 and are exercisable for a period of five years. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the years ended December 31, 2013 and 2012, included elsewhere in this report.

We are a producer of pop culture and multimedia conventions (“Comic Cons”) across North America that market movies, TV shows, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels. These Comic Cons provide sales, marketing, promotions, public relations, advertising and sponsorship opportunities for entertainment companies, toy companies, gaming companies, publishing companies, marketers, corporate sponsors, and retailers.

Plan of Operation

Our Company has two lines of business: (i) live multimedia events, which involve admissions and exhibitor booth space, and (ii) sponsorships and advertising. Our current focus is two-fold and includes both growing our existing Comic Cons by obtaining new exhibitors and dealers and attracting more high profile celebrities and VIPs, and identifying new markets in which to produce additional Comic Cons. We also plan to expose our database of fans and our target market of young adults and families to our content through digital media such as Facebook, Twitter, YouTube, Flickr, and Tumblr, and draw higher traffic to our website www.wizardworld.com by creating content from our live multimedia events and promoting such events through emails and newsletters.

We expect to produce sixteen (16) live events during the year ending December 31, 2014. To date, we have operated profitable live events in Philadelphia, Chicago, New Orleans, Columbus, Portland, Nashville, Austin, and St. Louis, but we have operated at a deficit in other events. In order for us to operate a successful event, we must produce an event that is relevant to the public in order to drive admissions, booth sales, sponsorship, and advertising. In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site. To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

We continue to develop the Wizard World digital strategy and grow our existing database through social media, on-site activation, and the Company’s digital presence on properties that include Facebook®, Twitter®, YouTube®, Flickr®, and Tumblr®. Also, as additional events are added, more people join the Wizard World universe and become loyal to the brand and its affiliated properties.

Wizardworlddigital.com continues to be the hub for all Comic Con and related events news and content, and wizardworld.com continues to act as the e-commerce engine for all admissions, VIP experiences, one-of-a-kind packages, and more.

Results of Operations

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

	Year Ended
	December 31, 2013	December 31, 2012
Convention revenue	$11,186,134	$6,743,502
Gross profit (loss)	$4,265,090	$2,419,235
Operating expenses	$(3,921,585)	$(2,221,426)
Income (loss) from operations	$343,506	$197,809
Other income (expenses)	$(3,981,240)	$(1,216,730)
Net loss	$(3,637,735)	$(1,018,921)
Income (loss) per common share – basic and diluted	$(0.09)	$(0.09)

Convention Revenue

Convention revenue was $11,186,134 for the year ended December 31, 2013, as compared to $6,743,502 for the comparable year ended December 31, 2012, an increase of $4,442,632. The significant increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran eight events during the year ended December 31, 2013, as compared to seven events during the comparable year ended December 31, 2012. Average revenue generated per event in 2013 was $1,398,267 as compared to $963,357 during 2012.

Gross Profit

Gross profit percentage increased from 36% for the year ended December 31, 2012, to 38% during the year ended December 31, 2013. The increase in margin is primarily attributable to the Company running better marketed and advertised events and the increase in the number of shows held during 2013. Because the events were better marketed and advertised, the Company was able to raise admission prices and convention hall footage in order for allow for more attendees.

Operating Expenses

Operating expenses for the year ended December 31, 2013, were $3,921,585, as compared to $2,221,426 for the year ended December 31, 2012. The $1,700,159 increase is primarily attributable to a $920,000 increase in compensation due to an overall increase in employee headcount for 2013 as well as share based payments that were made to the Chief Executive Officer. Additional expense increased in 2013 compared to 2012 were for internet services, travel, rent and bank charges.

Income from Operations

Income from operations for the year ended December 31, 2013, was $343,506 as compared to $197,809 for the year ended December 31, 2012. The increase is primarily attributable to the increase in the number of events held during 2013 compared to 2012.

Other income (expenses)

Other income (expense) for the year ended December 31, 2013, was $(3,981,240) as compared to $(1,216,730) for the year ended December 31, 2012. The decrease is attributable to the change in the fair market value of the derivative liabilities.

Net Loss

Net loss for year ended December 31, 2013, was $(3,637,735) or loss per share of $(0.09), as compared to $(1,018,921) or loss per share of $(0.09), for the comparable year ended December 31, 2012.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2013, compared to December 31, 2012:

	December 31, 2013	December 31, 2012	Increase/Decrease
Current Assets	$4,298,793	$2,259,638	$2,039,155
Current Liabilities	$2,092,426	$1,247,279	$845,147
Working Capital (Deficit)	$2,206,367	$1,012,359	$1,194,008

At December 31, 2013, we had working capital of $22,206,367 as compared to a working capital of $1,012,359 at December 31, 2012, an increase of $1,194,008. The increase is primarily attributable to a significant increase in cash at the end of the year due to the increase in cost-effective events. In addition, the Company ran a profitable operation during the year ended December 31, 2013.

Net Cash

Net cash provided by operating activities for the year ended December 31, 2013 and 2012 was $1,731,704 and $243,161, respectively. The net loss for the years ended December 31, 2013 and 2012 was $(3,637,735) and $(1,018,921), respectively. The Company’s cash provided by operations increased significantly due to the Company actively managing the cash flow needs both on a convention by convention basis as well as the overall operations of the Company. As discussed above, the Company has increased top line revenue by better advertising and marketing each convention, resulting in an increased per show attendance. In addition, the Company has increased admissions.

Net cash obtained through all financing activities for the years ended December 31, 2013 was $0, as compared to $1,291,764 for the year ended December 31, 2012. The Company raised $1,550,000 through the sale and issuance of convertible preferred stock during the year ended December 31, 2012. In relation to this transaction the Company paid $233,236 in issuance costs. In addition, the Company repaid $25,000 in convertible promissory notes during the year ended December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company had no off-balance sheet arrangements.

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

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 815-10-05-4 of the FASB Accounting Standards Codification and Paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and December 31, 2012.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2012	$4,784,035	$4,784,035
Total gains or losses (realized/unrealized) included in net loss	3,970,952	3,970,952
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	(8,754,987)	(8,754,987)
Balance, December 31, 2013	$-	$-

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

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-26 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2013.

Item 9A. Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded as of December 31, 2013, that our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a “smaller reporting company.” Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2013, the Company continued to add and document internal controls over financial reporting. The Company established and added additional corporate governance measures, developed and documented a financial closing process and schedule, as well as a responsibility and review workflow.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of February 28, 2014. There are no familial relationships between or among the directors or executive officers of the Company.

Name	Age	Title

John M. Macaluso	57	Chief Executive Officer, Chairman

John Maatta	61	Director

Greg Suess	41	Director

Vadim Mats	29	Director

Paul L. Kessler	53	Director

Kenneth Shamus	43	Director

John M. Macaluso, age 57, Chief Executive Officer, Chairman

John M. Macaluso has served as a member of our Board since May 13, 2011 and was appointed Chairman of the Board on October 10, 2012. Mr. Macaluso is the founder, sole owner and Chief Executive Officer of California Concepts, a domestic manufacturer of domestic and imported women’s and girls’ clothing, which operated as such from 1987 through 2007. In 2007, Mr. Macaluso exited the clothing business and transitioned California Concepts into a real estate development business, managing projects in Los Angeles, Las Vegas and Big Sky, Montana at the Yellowstone Club, among others.

The Board believes that Mr. Macaluso’s business experience with managing gross profit margins, markdown allowances, budgets and negotiating effective costs of goods purchased will be a significant asset to the Company with respect to, among other things, its operating budget as a growing public company.

Mr. John Maatta, age 61, Director

John Maatta has been a member of our Board since May 25, 2011. Mr. Maatta is currently the EVP of The CW Television Network and prior to that he was the Chief Operating Officer of The CW Network, which is America’s fifth broadcast network and a network that focuses substantially on targeting young adults between the ages of 18 and 34. From September 2005 through September 2006, Mr. Maatta served as the Chief Operating Officer of The WB, a Warner Bros. television network (“The WB”), where he had direct oversight of all business and operations departments, such as business affairs, finance, network distribution (which included The WB 100+ station group), technology, legal, research, network operations, broadcast standards and human resources. While Chief Operating Officer at The WB, Mr. Maatta also served as The WB’s General Counsel. Mr. Maatta is currently a director of Trader Vics, Inc., a Polynesian-style restaurant chain, a position he has held since 1998. Mr. Maatta received a Bachelor of Arts in Government from the University of San Francisco in 1974, and a Juris Doctorate from the University of California, Hastings College of the Law, in 1977.

The Board believes that Mr. Maatta’s experience with operating companies in the entertainment industry and his contacts in the industry will be an important factor in the Company’s growth as a digital entertainment and event company.

Greg Suess, age 41, Director

Greg Suess has been a director of our Company since May 9, 2011. In 2000, he founded ROAR, a Beverly Hills-based management and consulting company that focuses on media and entertainment and provides comprehensive management services for its clients, including talent and brand management, managing partnerships, strategic alliances and marketing strategies that engage consumers through entertainment, music and lifestyle experiences. Mr. Suess is, and has been since inception, a partner at ROAR. Since 1997, Greg has been with the law firm of Glaser, Weil, Fink, Jacobs, Howard, Avchen & Shapiro, LLP, where he is currently Partner and focuses on general corporate law and media and entertainment. Mr. Suess also serves on the board of directors of Research Solutions, Inc. Mr. Suess holds a Bachelor of Science from the University of Southern California (Lloyd Greif Center for Entrepreneurial Studies), and holds a JD/MBA from Pepperdine University. He is a member of the State Bar of California.

The Board believes that Mr. Suess’ extensive experience and background in the media and entertainment industry complements the Company’s events business, its new digital initiatives and its new online media Wizard World Digital, which covers new and upcoming products and talents in the pop culture world.

Vadim Mats, age 29, Director

Vadim Mats has been a director of our Company since January 14, 2011. On January 28, 2013, Mr. Mats was appointed as Chief Financial Officer of Point Capital, Inc. Mr. Mats is also, and has been since June 28, 2010, the Chief Financial Officer of FWS Capital Ltd. Prior to joining FWS Capital Ltd., Mr. Mats served as an accounting consultant to various companies from December 2009 until June 2010. Mr. Mats was also previously the assistant controller at Eton Park Capital Management, a multi-strategy fund, from July 16, 2007 to December 1, 2009. From June 2006 to July 2007, Mr. Mats was a senior fund accountant at The Bank of New York Mellon, where he was responsible for over fifteen funds. Mr. Mats graduated cum laude from the Zicklin School of Business at Bernard Baruch College with a Bachelor’s degree in Business Administration, specializing in finance and investments and holds a Master of Science in accounting and finance from the Zicklin School of Business at Bernard Baruch College. Further, Mr. Mats is a CAIA Charter Holder.

Mr. Mats’ extensive experience and background in finance, accounting and investment funds will be a significant asset to the Company’s operation as a public company.

Paul L. Kessler, age 53

Paul L. Kessler, age 53, combines over 25 years of experience as an investor, financier and venture capitalist. In 2000, Mr. Kessler founded Bristol Capital Advisors, LLC, a Los Angeles based investment advisor, and has served as the Principal and Portfolio Manager from 2000 through the present. Mr. Kessler has broad experience in operating, financing, capital formation, negotiating, structuring and re-structuring investment transactions. He is involved in all aspects of the investment process including identification and engagement of portfolio companies. His investment experience encompasses both public and private companies. Mr. Kessler works actively worked with executives and boards of companies on corporate governance and oversight, strategic repositioning and alignment of interests with shareholders.

The Board believes that Mr. Kessler’s extensive experience in matters including capital formation, corporate finance, investment banking, founder, owner, operator of successful companies, corporate governance, as well as his understanding of capital markets, will provide a significant contribution to the growth of the Company.

Kenneth Shamus, age 43

Kenneth Shamus, age 43, combines over 25 years of experience in the Toys & Collectibles Industry. From 1990 through present, Mr. Shamus is the Chief Executive Officer of ToyWiz, Inc., an online toys, action figures and trading card games company.

The Board believes that combination of Mr. Shamus’s extensive experience in the pop culture space, including toys, games, action figures and collectible trading cards, and his business acumen brings a unique blend of skills to the Company and will help steer the Company’s growth and development.

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

Committees of the Board of Directors

Our Board currently has an Audit Committee and a Compensation Committee.

Audit Committee

On March 17, 2013, the Board authorized the creation of an Audit Committee. Messrs. Mats, Shamus and Kessler were appointed initial members of the Audit Committee, with Mr. Mats serving as chairman. The Audit Committee has not yet adopted a written charter but its functions shall include: selecting our independent registered public accountants; reviewing the results and scope of the audit and other services provided by our independent registered public accountants; reviewing our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommending, establishing and monitoring the Company’s disclosure controls and procedures

Compensation Committee

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2013, were timely, except for the Form 3 filed by Kenneth Shamus, a member of the Board, which was filed late, and the failure of Paul Kessler to file a Form 4 for two transactions that occurred on February 8, 2013. The February 8, 2013 transactions were disclosed on Form 5 filed on February 28, 2014, however, such filing was not timely.

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

Item 11. Executive Compensation.

2013 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John M. Macaluso (1)	2013	$240,000	$0	$0	$380,330	$0	$404,000	$8,400	$1,032,730
Chief Executive Officer	2012	$180,000	$0	$0	$264,359	$0	$50,000	$15,780	$510,139
Chairman	2011	$0	$0	$0	$0	$0	$0	$0	$0

Michael Mathews (2)	2013	$0	$0	$0	$0	$0	$0	$0	$0
Former Chairman	2012	$0	$0	$0	$0	$0	$0	$0	$0
	2011	$0	$0	$0	$0	$0	$0	$0	$0

Gareb Shamus (3)	2013	$0	$0	$0	$0	$0	$0	$0	$0
Former Chief Executive	2012	$0	$0	$0	$0	$0	$0	$0	$0
Officer and President	2011	$76,800	$0	$0	$0	$0	$0	$0	$76,800

Terry Fields (4)	2013	$0	$0	$0	$0	$0	$0	$0	$0
Former Chief Financial	2012	$0	$0	$0	$0	$0	$0	$0	$0
Officer	2011	$0	$0	$0	$0	$0	$0	$1,827	$1,827

(1)	Mr. Macaluso was appointed as the Company’s Chief Executive Officer on March 19, 2012. On October 10, 2012, Mr. Macaluso was appointed as the Company’s Chairman of the Board.

(2)	Mr. Mathews assumed the role of the Company’s Executive Chairman on December 1, 2011. On March 19, 2012, Mr. Mathews resigned as the Company’s Executive Chairman in order to return to his role as the Company’s Chairman of the Board. On October 10, 2012, Mr. Mathews resigned as the Company’s Chairman of the Board. Mr. Mathews was compensated through his consulting agreement as described below.

(3)	Mr. Shamus was appointed on December 7, 2010 and resigned from his respective executive officer and director positions on December 1, 2011.

(4)	Mr. Fields resigned from his position as Chief Financial Officer and as a member of the Board on January 4, 2011.

Employment Agreement with John M. Macaluso

On March 19, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. John M. Macaluso, a director of the Company, in connection with his appointment as the Company’s President and Chief Executive Officer. The initial term of the Employment Agreement is for a period of three (3) years, (the “Initial Term”), commencing on March 19, 2012 (the “Commencement Date”) and will be automatically extended for additional terms of one (1) year each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Macaluso gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current Term

During the Term, the Company will pay Macaluso a base salary (the “Base Salary”) consisting of the following: (i) for the period from the Commencement Date to June 30, 2012, a salary of $10,000 per month; (ii) for the period from July 1, 2012 to December 31, 2012, a salary of $30,000 per month, $20,000 of which shall be paid in cash and $10,000 of which shall accrue until December 31, 2012, for a total accrual amount of $60,000 (the “Accrual Amount”). In the event that the Company achieves an Adjusted EBITDA (as defined in the Employment Agreement) of at least $100,000 (the “Adjusted EBITDA Milestone”) during fiscal year 2012, the Accrual Amount shall be immediately payable to Macaluso in cash. In the event that the Adjusted EBITDA Milestone is not reached, the Board, in its sole discretion, may elect to defer cash payment of the Accrual Amount or any portion thereof for an additional period of up to 12 months; and (iii) for the period from January 1, 2013 until March 18, 2015, Macaluso shall be entitled to a salary of $20,000 per month. In addition to the Base Salary, the Company agreed to issue to Macaluso a common stock purchase warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.44 per share. The warrants vest quarterly over the Initial Term.

Effective as of August 5, 2013, the Board approved an amendment to the compensation of Mr. Macaluso to provide a car allowance in the amount of $700 per month which shall be applied retroactively to January 1, 2013. All other sections of the Employment Agreement remain the same.

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

Consulting Agreements

Michael Mathews

On March 23, 2011, the Company entered into a consulting agreement (the “Mathews Consulting Agreement”) with Mr. Mathews, the Company’s Chairman, pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Mathews Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive a total of 1,000,000 shares of the Company’s common stock, with the first 250,000 shares issued on March 23, 2011. On February 27, 2014, the Company and Mr. Mathews executed a letter agreement memorializing the termination of the Mathews Consulting Agreement effective as of October 10, 2012. As of February 28, 2014, Mr. Mathews has received 250,000 shares under the Mathews Consulting Agreement.

CA Concepts

On September 1, 2011, the Company entered into a verbal agreement with California Concepts, Inc. (“Concepts”), to provide consulting services to the Company. John M. Macaluso, the Company’s Chief Executive Officer, was the Chief Executive Officer of Concepts. Pursuant to the terms of the consulting agreement, Concepts was to receive $10,000 per month for the consulting services. On February 7, 2012, the Company entered into a formal written agreement, documenting the terms of the previous verbal agreement. On March 19, 2012, in conjunction with Mr. Macaluso’s appointment as the Company’s Chief Executive Officer, the consulting agreement with Concepts was terminated. Concepts received $40,000 for services rendered during the fiscal year ended December 31, 2011. For the period from January 1, 2012, until March 19, 2012, Concepts received a total of $25,384.79 for services rendered.

Outstanding Equity Awards

2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

John M. Macaluso Chief Executive Officer and Chairman	131,918	18,082	18,082	$$0.44	May 12, 2016	-	-	-	-

John M. Macaluso Chief Executive Officer and Chairman	1,637,443	1,112,557	1,112,557	$$0.44	March 19, 2017	-	-	-	-

John M. Macaluso Chief Executive Officer and Chairman	120,000	-	-	$$0.40	October 7, 2018	-	-	-	-

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2013.

						Non-Equity
Name						Incentive
And				Stock	Option	Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

John M. Macaluso Chairman	2013	$-	$-	$-	$13,000	$-	$-	$13,000

Greg Suess Director	2013	$-	$-	$-	$13,000	$-	$-	$13,000

John Maatta Director	2013	$-	$-	$-	$13,000	$-	$-	$13,000

Vadim Mats Director	2013	$-	$-	$-	$13,000	$-	$-	$13,000

Paul L. Kessler Director(1)	2013	$-	$-	$-	$11,562	$-	$-	$11,562

Kenneth Shamus Director(2)	2013	$-	$-	$-	$11,562	$-	$-	$11,562

(1)	Mr. Kessler was appointed as a member of the Board on March 17, 2013.
(2)	Mr. Shamus was appointed as a member of the Board on March 17, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of February 28, 2014, there were 51,104,024 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth information as of February 28, 2014, with respect to the beneficial ownership of our common stock by (i) each of our officers and directors, (ii) our officers and directors as a group, and (iii) each person known by us to beneficially own five percent (5%) or more of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of Wizard World, Inc., 225 California Street, El Segundo, CA 90245.

Title of Class	Name of Beneficial Owner (1)	Number of Shares		Percent of Class (2)

Common	Vadim Mats, Director	60,000	(3)	* %
Common	Greg Suess, Director	85,053	(4)	* %
Common	John M. Macaluso, Chief Executive Officer, Chairman	8,940,213	(5)	17.49%
Common	John Maatta, Director	-	(6)	* %
Common	Paul L. Kessler, Director	9,196,577	(7)	18.00%
Common	Kenneth Shamus, Director	-	(8)	* %
Common	All officers and directors as a group (6 persons)	18,281,843		35.77%
Common	Gareb Shamus	9,575,000	(9)	18.74%
Common	Eric Weisblum	2,950,000	(10)	5.77%
Common	All officers, directors and 5% holders as a group (8 persons)	30,806,843		60.28%

* denotes less than 1%

(1)	Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities. Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.

(2)	Based on 51,104,024 shares of common stock issued and outstanding as of February 28, 2014.

(3)	This total does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 132,000 have vested.

(4)	Does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 132,000 have vested.

(5)	Does not include (i) shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 132,000 have vested, (ii) shares issuable upon exercise of an option for 2,750,000 shares of common stock, of which 1,637,000 have vested, and (iii) shares issuable upon exercise of an option for 120,000 shares of common stock, of which approximately 120,000 have vested.

(6)	Does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 130,000 have vested.

(7)	The shares are owned by Bristol Investment Fund, Ltd., a Cayman Islands exempted company managed by Bristol Capital Advisors LLC (“Bristol Capital”), a Delaware limited liability company. Mr. Kessler, as the manager of Bristol Capital, acting alone, has voting and dispositive power over the shares beneficially owned. This total does not include 750,000 options to purchase shares of the Company’s common stock at an exercise price of $0.40 per share. This total does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 40,000 have vested.

(8)	This total does not include shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 40,000 have vested. Mr. Shamus is part of the family that owns Kicking the Can LLC, 4 Brothers LLC, It’s All Normal, LLC and Pivot Media LLC.

(9)	This total consists of: (i) 3,351,250 shares of common stock owned by 4 Brothers LLC, a Delaware limited liability company, (ii) 3,830,000 shares of common stock owned by Pivot Media LLC, a Delaware limited liability company, and (iii) 2,393,750 shares of common stock owned by It’s All Normal LLC, a Delaware limited liability company. Mr. Shamus is the managing member of 4 Brothers LLC, Pivot Media LLC, and It’s All Normal LLC, respectively, and, acting alone, has voting and dispositive power over the shares beneficially owned by 4 Brothers LLC, Pivot Media LLC, and It’s All Normal LLC, respectively.

(10)

This total consists of: (i) 1,950,000 shares of common stock directly owned by Eric Weisblum, and (ii) 1,000,000 shares of common stock owned by Gem Funding, LLC, a Delaware limited liability company (“GEM”). Corie Weisblum, the wife of Eric Weisblum, is the managing member of GEM.

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

Restricted Stock Awards

On March 23, 2011, we entered into the Consulting Agreement with our Chairman Michael Mathews, pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews received, with the first issuance of 250,000 shares occurring on March 23, 2011, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. On February 27, 2014, the Company and Mr. Mathews executed a letter agreement memorializing the termination of the Consulting Agreement effective as of October 10, 2012. Mr. Mathews has received 250,000 shares under the Consulting Agreement as of the date hereof.

On January 14, 2011, we entered into a director agreement with Vadim Mats. The term of such agreement is for a one year. As compensation for his services, Mr. Mats shall receive at the end of every fiscal quarter during which he serves as a member of the Board, ten thousand (10,000) shares of the Company’s restricted common stock, par value $0.0001 per share. For any period during the term that Mr. Mats does not serve a full quarter, the amount of shares of common stock issued shall be pro-rated based on the number of days during such quarter that the Mr. Mats was a member of the Company’s Board of Directors. On April 11, 2012, Mr. Mats waived his right to receive the stock award granted to him under his director agreement going forward.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 shares are common stock, par value $0.0001 per share (“Common Stock”) and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”).

Common Stock

As of February 28, 2014, there were 51,104,024 shares of our common stock issued and outstanding held by 70 beneficial owners or record.

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

Series A Cumulative Convertible Preferred Stock

Effective August 21, 2013, the Series A Preferred Shareholders (the “Series A Shareholders”) of the Company converted all outstanding Series A Preferred Stock into approximately 9.5 million shares of Common Stock. In connection with the conversion of the Series A Preferred Stock, the Company issued approximately 1.6 million shares of Common Stock as payment for accrued and unpaid dividends.

Common Stock Purchase Warrants

Effective August 21, 2013, the Series A Shareholders and certain other shareholders exchanged approximately 8.0 million outstanding Series A Common Stock Purchase Warrants for approximately 4.0 million shares of Common Stock. As of February 28, 2014, the Company has no warrants outstanding.

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

Item 13. Certain Relationships and Related Transactions.

We present all possible transactions between us and our officers, directors and 5% stockholders, and our affiliates, to our Board for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties. During their years ended December 31, 2012 and 2013, the Company had the following transactions with related persons reportable under Item 404 of Regulation S-K:

On May 31, 2011, the Company entered into an agreement with ToyWiz, Inc. (“ToyWiz”), a company run by a director of the Company, to monetize the ToyWiz website. Under the terms of such agreement, ToyWiz is paid 50% of the advertising revenue attributable to the ToyWiz site, with a minimum guarantee of $5,000.00 per month.

On September 1, 2012, the Company entered into an agreement with ROAR, LLC (“ROAR”), an entity which is partially owned by a director of the Company. ROAR agrees to provide the Company strategic management consulting services. The term is for three (3) months and following the initial three (3) months, month to month thereafter. The Company agrees to compensate ROAR with a $5,000/month payment and a 10% commission on any contractual introduction for business development introduced by ROAR.

Effective April 22, 2013, the Company entered into that certain commercial real estate lease, as lessee, with Bristol Capital, LLC, a Delaware limited liability company (“Bristol”), and 225 California Street, LLC, a California limited liability company (“225 California”), as lessors, for new office space located in El Segundo, California (the “Lease”), with each of Bristol and 225 California holding an undivided 50% tenant-in-common interest. Bristol and 225 California are managed by a member of the Board and the Company’s Chief Executive Officer, respectively. Pursuant to the Lease, the Company shall pay base rent of $6,900 per month and an initial security deposit of $13,800 was required. The Company’s entering into the Lease was approved by the disinterested members of the Board.

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

As of February 28, 2014, the Board determined that the following directors are independent under these standards:

John Maatta; Vadim Mats; and Greg Suess.

The Company has a standing Compensation Committee and a standing Audit Committee. As of February 28, 2014, the Board has determined that all members of the Compensation Committee are independent and Mr. Mats is an independent member of the Audit Committee.

Item 14. Principal Accountant Fees and Services.

Audit Fees

(a) The aggregate fees billed by Li & Company, P.C. for the audit of the Company’s financial statements for the fiscal years ended December 31, 2013 and 2012, were $63,000 and $90,500, respectively.

Audit Related Fees

(b) Li & Company, P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2013 and 2012, respectively.

Tax Fees

(c) The aggregate fees billed by Li & Company, P.C. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2013 and $0 for the fiscal year ended December 31, 2012.

All Other Fees

(d) Li & Company, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2013 and 2012, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Purchase and Share Exchange Agreement, dated November 5, 2010, by and among GoEnergy, Inc., Strato Malamas, an individual and the majority stockholder of GoEnergy, Inc., Kick the Can Corp., a Nevada corporation, Kicking the Can, L.L.C., a Delaware limited liability company and the majority shareholder of Kick the Can Corp., and certain shareholders of Kick the Can Corp. that are signatories thereto (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2010).

3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).

3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).

3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).

4.1	Form of 2011 Series A Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

4.2	Form of Convertible Promissory Note, dated August 19, 2011 (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2011).

4.3	Form of Series A Common Stock Purchase Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

4.4	Form of Senior Convertible Debenture (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.1	Director Agreement, dated January 18, 2011, by and between GoEnergy, Inc. and Vadim Mats (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2011).

10.2	Director Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.3	Consultant Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.4	Form of 2011 Series A Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

10.5	Director Agreement, dated May 9, 2011, by between Wizard World, Inc. and Greg Suess (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2011).

10.6	2011 Stock Incentive and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011)

10.7	Amendment to the 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2011).

10.8	2011 Amended and Restated Stock Incentive and Award Plan. (as filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.9	Form of Non-Qualified Stock Option Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.10	Director Agreement, dated May 13, 2011, by and between Wizard World, Inc. and John M. Macaluso (as filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.11	Director Agreement, dated May 25, 2011, by and between Wizard World, Inc. and John Maatta (as filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.12	Employment Agreement, dated May 25, 2011, by and between Wizard World, Inc. and Gareb Shamus (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2011).

10.13	Form of Subscription Agreement, dated August 19, 2011 (as filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.14	Office Service Agreement, dated January 18, 2011, by and between Kick the Can Corp. and NYC Office Suites (as filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.15	Internet Domain Name Assignment Agreement, dated January 2011, by and between Gareb Shamus Enterprises, Inc. and Kick the Can Corp. (as filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.16	Mid-Ohio Acquisition Agreement, dated November 13, 2010, by and between Kicking the Can L.L.C and GCX Holdings LLC (as filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 16, 2011).

10.17	Form of Senior Convertible Debenture, dated December 6, 2011 (as filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.18	Subscription Agreement, dated December 21, 2011, by and between the Company and the Michael Mathews 2011 Children’s GRAT (as filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.19	Consultant Agreement, dated March 23, 2011, between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

10.20	Employment Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.21	Option Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.22	Indemnification Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.23	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.24	Second Amended and Restated 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2012).

10.25	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.26	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.27	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.28	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.29	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.30	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.31	Form of Commercial Real Estate Lease by and between Bristol Capital, LLC and 225 California Street, LLC, as lessors, and Wizard World, Inc., as lessee (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013).

17.1	Letter of Resignation from Michael Mathews, dated October 10, 2012 (as filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 18, 2012).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: March 3, 2014	By:	/s/ John M. Macaluso
Name: John M. Macaluso
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Macaluso	Chief Executive Officer, Principal Executive	March 3, 2014
John M. Macaluso	Officer, Principal Financial Officer, Principal
Accounting Officer, Chairman of the Board

/s/ John Maatta	Director	March 3, 2014
John Maatta

/s/ Vadim Mats	Director	March 3, 2014
Vadim Mats

/s/ Greg Suess	Director	March 3, 2014
Greg Suess

/s/ Paul L. Kessler	Director	March 3, 2014
Paul L. Kessler

/s/ Kenneth Shamus	Director	March 3, 2014
Kenneth Shamus

Wizard World, Inc.

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wizard World, Inc.

We have audited the accompanying consolidated balance sheets of Wizard World, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey

March 3, 2014

Wizard World, Inc.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash	$3,633,846	$1,957,060
Accounts receivable, net	17,757	40,545
Inventory	27,002	-
Prepaid expenses	620,188	262,033
Total Current Assets	4,298,793	2,259,638

Property and equipment, net	50,960	3,337

Security deposit	34,800	15,120

Total Assets	$4,384,553	$2,278,095

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$1,230,799	$684,046
Accrued dividends	-	387,042
Unearned convention revenue	861,627	176,191

Total Current Liabilities	2,092,426	1,247,279

Non-current Liabilities:
Derivative liability	-	4,784,035

Total Non-current Liabilities	-	4,784,035

Total Liabilities	2,092,426	6,031,314

Commitments and contingencies

Stockholders’ Equity (Deficit)
Series A convertible preferred stock par value $0.0001: 50,000 shares authorized; 0 and 39,101 shares issued and outstanding, respectively	-	4
Common stock par value $0.0001: 80,000,000 shares authorized; 51,104,024 and 35,794,878 shares issued and outstanding, respectively	5,111	3,580
Additional paid-in capital	15,043,762	5,119,726
Accumulated deficit	(12,756,746)	(8,876,529)
Total Stockholders’ Equity (Deficit)	2,292,127	(3,753,219)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,384,553	$2,278,095

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2013	December 31, 2012

Convention revenue	$11,186,134	$6,743,502

Cost of revenue	6,921,044	4,324,267

Gross margin	4,265,090	2,419,235

Operating expenses
Compensation	1,892,894	972,887
Consulting fees	1,040,925	415,190
Web development fees	6,673	10,980
General and administrative	981,093	822,369

Total operating expenses	3,921,585	2,221,426

Income from operations	343,506	197,809

Other income (expenses)
Interest income	-	14
Interest expense	(10,288)	(251,971)
Gain on debt settlement	-	47,501
Change in the fair value of derivative liabilities	(3,970,952)	(1,012,274)

Total other income (expenses)	(3,981,240)	(1,216,730)

Loss before income tax provision	(3,637,735)	(1,018,921)

Income tax provision	-	-

Net loss	(3,637,735)	(1,018,921)

Deemed dividend on Series A Convertible Preferred Stock	(242,482)	(2,120,284)

Net loss attributable to common stockholders	$(3,880,217)	$(3,139,205)

Net loss attributable to common stockholders
Basic and diluted	$(0.09)	$(0.09)

Weighted average common shares outstanding - basic and diluted	41,367,509	35,237,501

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2013 and 2012

	Preferred Stock Par		Common Stock Par		Additional		Total
	Value $0.0001		Value $0.0001		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2011	15,510	$2	35,044,878	$3,505	$2,344,746	$(5,737,324)	$(3,389,071)

Share-based compensation					302,310		302,310

Conversion of accrued liabilities to common stock			750,000	75	321,925		322,000

Issuance of preferred stock and warrants for cash	15,500	1			1,549,999		1,550,000

Conversion of convertible promissory notes and interest to preferred stock	8,091	1			809,138		809,139

Stock issuance costs					(233,236)		(233,236)

Extinguishment of derivative liability associated with Conversion of convertible promissory notes and interest to preferred stock					24,844		24,844

Deemed dividend						(2,120,284)	(2,120,284)

Net loss						(1,018,921)	(1,018,921)

Balance - December 31, 2012	39,101	4	35,794,878	3,580	5,119,726	(8,876,529)	(3,753,219)

Conversion of preferred shares, warrants and accrued dividends	(39,101)	(4)	15,309,146	1,531	627,997		629,524

Extinguishment of derivative liability associated with conversion of preferred shares, warrants and accrued dividends					8,754,987		8,754,987

Stock issuance costs					(120,750)		(120,750)

Share-based compensation					661,802		661,802

Deemed dividend						(242,482)	(242,482)

Net loss						(3,637,735)	(3,637,735)

Balance - December 31, 2013	-	$-	51,104,024	$5,111	$15,043,762	$(12,756,746)	$2,292,127

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2013	December 31, 2012

Cash Flows From Operating Activities:
Net loss	$(3,637,735)	$(1,018,921)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,296	3,014
Loss on disposal of computer equipment	-	1,697
Amortization of debt issuance costs	-	29,500
Gain on settlement of accrued liabilities	-	(47,501)
Accretion of debt discount	-	144,954
Change in fair value of derivative liabilities	3,970,952	1,012,274
Share based payments	661,802	302,310
Changes in operating assets and liabilities:
Accounts receivable	22,788	13,657
Inventory	(27,002)	-
Prepaid expenses	(358,155)	(99,643)
Security deposit	(19,680)	-
Accounts payable and accrued liabilities	426,004	(105,017)
Unearned convention revenue	685,435	6,837

Net Cash Provided by Operating Activities	1,731,705	243,161

Cash Flows from Investing Activities:
Purchase of property and equipment	(54,919)	-

Net Cash Used In Investing Activities	(54,919)	-

Cash Flows from Financing Activities:
Proceeds from the issuance of convertible preferred stock	-	1,550,000
Payment of stock issuance costs	-	(233,236)
Repayment of convertible promissory note	-	(25,000)

Net Cash Provided By Financing Activities	-	1,291,764

Net change in cash	1,676,786	1,534,925

Cash at beginning of reporting period	1,957,060	422,135

Cash at end of reporting period	$3,633,846	$1,957,060

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible notes and interest to preferred stock	$-	$809,139
Conversion of accrued dividends to common stock	$629,524	$-
Conversion of preferred stock to common stock	$100,000	$-
Extinguishment of derivative liability	$8,754,987	$24,844
Stock issuance costs accrued to additional paid-in capital	$120,750	$-
Issuance of common stock for settlement of accrued liabilities	$-	$322,000
Deemed dividend	$242,482	$1,018,921

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

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

Acquisition of Kick the Can Corp./ Wizard Conventions, Inc. Recognized as a Reverse Acquisition

On December 7, 2010, the Company entered into and consummated a share exchange agreement (“Share Exchange Agreement”) with its successor, Kick the Can Corp. (“KTC Corp.”) and its predecessors Wizard Conventions, Inc. and Kicking The Can, L.L.C. (collectively, “Conventions”). Pursuant to the Share Exchange Agreement, the Company issued 32,927,596 shares of its common stock to the KTC Corp. shareholders in exchange for 100% of the issued and outstanding shares of KTC Corp. The shares issued represented approximately 94.9% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement.

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

Wizard World Digital, Inc.

On March 18, 2011, the Company formed a wholly-owned subsidiary called Wizard World Digital, Inc., a Nevada corporation (“Digital”). Digital never commenced operations or has employees, and is currently dormant, pending execution of a digital strategy.

Note 2 - Significant and Critical Accounting Policies and Practices

Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”)

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(ii)	Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iv)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(v)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10, all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, accrued dividends and unearned convention revenue approximate their fair value because of the short maturity of those instruments.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features and warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as December 31, 2013:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$-	$-	$-	$-	$-

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2012:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$4,784,035	$-	$-	$4,784,035	$4,784,035

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2012	$4,784,035	$4,784,035
Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	3,970,952	3,970,952
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	(8,754,987)	(8,754,987)
Balance, December 31, 2013	$-	$-

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2011	$1,946,669	$1,946,669
Total gains or losses (realized/unrealized) included in net loss	1,012,274	1,012,274
Purchases, issuances and settlements	1,849,936	1,849,936
Transfers in and/or out of Level 3	(24,844)	(24,844)
Balance, December 31, 2012	$4,784,035	$4,784,035

During the year ended December 31, 2012, the Company recorded the value of the derivative liability associated with the features embedded in the Series A Cumulative Convertible Preferred Stock directly to retained earnings, similar to a deemed dividend.

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventory. The Company identifies potentially excess and slow-moving inventory by evaluating turn rates, inventory levels and other factors. Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

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

Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification, account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification to determine when receivables are past due or delinquent based on how recently payments have been received.

Outstanding account balances are reviewed individually for collectability. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventory

Inventory Valuation

The Company values inventory, entirely consisting of finished goods, at the lower of cost or market. Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventory for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. Factors utilized in the determination of estimated market value include: (i) current sales data and historical return rates, (ii) estimates of future demand, and (iii) competitive pricing pressures.

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

There was no inventory obsolescence at December 31, 2013 or 2012.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer equipment	3

Equipment	5

Furniture and fixture	7

Leasehold improvement	*

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the FASB Accounting Standards Codification and Paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm. The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models. In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives). The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features. Based on these features, there are two primary events that can occur; the holder exercises the warrants or the warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise price, volatility, etc.). Projections were then made on the underlying factors which led to potential scenarios. Probabilities were assigned to each scenario based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 FASB Accounting Standards, the related parties include (a.) affiliates of the Company; (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15 FASB Accounting Standards, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to Paragraph 718-10-S99-1 of the FASB Accounting Standards Codification, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) of the FASB Accounting Standards Codification, a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) of the FASB Accounting Standards Codification, a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through convertible debt, stock options or warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Convertible preferred stock	-	9,775,268

Stock options	4,462,500	3,350,000

Stock purchase warrants	-	7,987,274

Total potentially outstanding dilutive common shares	4,462,500	21,112,542

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

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as a filer with the United States Securities & Exchange Commission (the “SEC”) considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. This ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

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

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under US GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2013	December 31, 2012	Estimated Useful Life
Computer Equipment	$16,544	7,607	3 years
Equipment	7,175	-	5 years
Furniture & Fixtures	37,850	-	7 years
	61,569	7,607
Less: Accumulated depreciation and amortization	(10,609)	(4,270)
	$50,960	$3,337

Depreciation and Amortization Expense

Depreciation and amortization expense was $7,296 and $3,014 for the year ended December 31, 2013 and 2012, respectively.

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

On August 3, 2012, four (4) note-holders converted notes and accrued interest into the Company’s Series A Cumulative Convertible Preferred Stock (the “Series A Preferred”), by entering into Securities Exchange Agreements for the issuance and sale of (i) an aggregate of $406,039 in Series A Preferred. The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), at a conversion price of $0.40 per share, subject to adjustment.

One (1) note-holder was re-paid $25,000 on his convertible note, and converted his remaining principal of $78,100 into the Company’s Series A Preferred. The note-holder forgave the accrued interest due in the amount of $21,298.

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

Mandatory Conversion of Debentures to Series A Convertible Preferred Stock

In connection with the March 30, 2012 Series A Preferred Stock Closing, and pursuant to mandatory conversion features of those certain Senior Convertible Debentures in the aggregate amount of $325,000, issued on December 6, 2011, the Debentures were mandatorily converted into shares of Series A Preferred and Warrants upon the same terms of the Offering. A total of 3,250 shares of Series A Preferred and 162,500 Warrants were issued by the Company to the Debenture Investors pursuant to such mandatory conversion.

Note 5 - Commitments and Contingencies

Employment and Director Agreements

John M. Macaluso Agreements

Employment Agreement

On March 19, 2012, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. John Macaluso (“Macaluso”), a director of the Company, in connection with his appointment as the Company’s President and Chief Executive Officer. The initial term of the Employment Agreement is for a period of three (3) years (the “Initial Term”), commencing on March 19, 2012 (the “Commencement Date”). The term of the Employment Agreement will be automatically extended for additional terms of one (1) year each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Macaluso gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current Term.

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

In accordance with the Employment Agreement, during the year ended December 31, 2013, the Company accrued a bonus of $404,088.

Option Agreement

In connection with the Employment Agreement, Macaluso entered into an option agreement with the Company, pursuant to which the Company granted to Macaluso options to purchase 2,750,000 shares of the Company’s common stock, par value $0.0001 per share. Such options shall vest quarterly over a three (3) year period, subject to Macaluso continuing to perform services for the Company in the capacity in which the grant was received on each applicable vesting date. In lieu of fractional vesting, the number of such options shall be rounded up each time until fractional options are eliminated.

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

Director Agreements

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

Greg Suess Agreement

On May 9, 2011, Wizard World entered into a Director Agreement, made as of May 9, 2011 with Mr. Greg Suess in connection with his appointment to the Board. The term of the Director Agreement is from May 9, 2011 through the Company’s next annual stockholders’ meeting. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Suess is re-elected to the Board.

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

ROAR Agreement

On September 1, 2012, the Company entered into an agreement with ROAR, LLC, (“ROAR”), an entity which is partially owned by a member of the Board. ROAR agrees to provide the Company strategic management consulting services. The term is for 3 months and following the initial three months, month to month thereafter. The Company agrees to compensate ROAR with a $5,000/month payment and a 10% commission on any contractual introduction for business development introduced by ROAR.

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

On December 1, 2011, Mr. Gareb Shamus resigned his positions as President, Chief Executive Officer and Director of the Company.

Paul Kessler Agreement

On March 17, 2013, Wizard World entered into a Director Agreement with Mr. Paul Kessler in connection with his appointment to the Board. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Kessler is re-elected to the Board.

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

Kenneth Shamus Agreement

On March 17, 2013, Wizard World entered into a Director Agreement with Mr. Kenneth Shamus in connection with his appointment to the Board. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Shamus is re-elected to the Board.

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

Note 6 – Related Party Transactions

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

$517,500

Note 7 – Stockholders’ Equity (Deficit)

Series A Cumulative Convertible Preferred Stock

On March 30, 2012, the Company closed on a first round of financing related to an offering of up to $2,000,000 of the Company’s Series A Preferred, by entering into subscription agreements with ten (10) accredited investors for the issuance and sale of (i) an aggregate amount of $825,000 (8,250 shares) in Series A Preferred and (ii) Common Stock Purchase Warrants, on the basis of one warrant for every $2.00 of investment.

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

On August 3, 2012, four (4) note-holders exchanged notes and accrued interest into the Series A Preferred, by entering into Securities Exchange Agreements for the issuance and sale of (i) an aggregate of $406,039 (4,060 shares) in Series A Preferred. The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.0001 per share, at a conversion price of $0.40 per share, subject to adjustment.

On May 3, 2013, a stockholder converted $100,000 of the Series A Preferred into 250,000 shares of the Company’s common stock, par value $0.0001 per share, at a conversion price of $0.40 per share.

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

Common Stock

On December 17, 2010, the Company entered into a financial reporting services agreement with Brio Financial Group (“Brio”). Pursuant to the agreement, the Company is required to pay the firm $4,500 per month. In addition, a retainer of $8,000 is included in prepaid expenses as of December 31, 2010 and was expensed during the year ended December 31, 2011. The Company also agreed to issue Brio 30,000 shares of restricted common stock per quarter payable at the end of each quarter. Through September 30, 2012, Brio has earned 240,000 shares of common stock valued at $0.40 - $0.60 per share, or $108,000 in the aggregate, and recorded as consulting expense. On September 28, 2012, the Company issued the consultant 240,000 shares of the Company’s common stock to satisfy an accrued liability and account payable in the amount of $108,000, in accordance with the consultant’s agreement. By mutual consent, there will be no further issuance of common stock.

On January 14, 2011, the Board approved by unanimous written consent and the stockholders of the Company holding a majority in interest of the Company’s voting equity approved by written consent the appointment of Mr. Vadim Mats as a member of the Board, effective as of January 14, 2011. Mr. Mats earns 10,000 shares of the company’s common stock quarterly. The Company has valued the issuance and has recorded and accrual of $28,000. On September 28, 2012, the Company issued 60,000 shares of the Company’s common stock to Mr. Mats to satisfy an accrued liability due under such agreement. By mutual consent, there will be no further issuance of common stock.

On February 1, 2011, the Company entered into an engagement with a law firm to provide legal services with respect to certain securities work. Pursuant to the agreement the Company is required to pay the firm $4,000 per month along with 5,000 shares of the Company’s common stock. The Company also agreed to issue such law firm 150,000 shares of restricted common stock upon execution of the agreement. As of September 30, 2012, such law firm had earned 450,000 shares of the Company’s common stock valued at $0.40 - $0.60 per share, or $186,000 in the aggregate, and recorded as consulting expense. On September 28, 2012, the Company issued such law firm 450,000 shares of the Company’s common stock to satisfy the accrued liability of $186,000. By mutual consent, there will be no further issuance of common stock.

On March 23, 2011, Wizard World entered into a Director Agreement with Michael Mathews, pursuant to which Mr. Mathews was appointed Chairman of the Board. The term of the Director Agreement is from March 23, 2011 through the Company’s next annual stockholders’ meeting. The Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Mathews is re-elected to the Board. Under the Director Agreement, Mr. Mathews shall be paid a quarterly stipend of twenty thousand dollars ($20,000). On October 10, 2012, Mr. Mathews resigned from the Board. Mr. Mathews has waived this stipend through October 10, 2012.

On March 23, 2011, the Company entered into a Consulting Agreement with Mr. Mathews pursuant to which Mr. Mathews will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive, with the first issuance of 250,000 shares occurring on March 23, 2011, and the second issuance of 250,000 on March 31, 2012, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. On February 27, 2014, Mr. Mathews and the Company formally terminated the Consulting Agreement effective October 10, 2012. The Company and Mr. Mathews agreed to waive all compensation, fees, and penalties except for the 250,000 shares of the Company’s common stock that was due to Mr. Mathews. As of December 31, 2013, the Company has an accrued liability in the amount of $103,750 relating to this issuance.

On March 23, 2011, the Company entered into a Consulting Agreement with Brad Powers pursuant to which Mr. Powers will, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Powers shall receive 62,500 shares of restricted Company common stock upon execution of the agreement and an additional 62,500 restricted shares of the Company’s common stock, issuable in annual installments on the anniversary of the execution of the agreement. The 156,250 shares vested as of September 30, 2012 were valued at $0.40 - $0.60 per share, or $68,750 in the aggregate, and recorded as consulting fees. The common stock has not yet been issued and the liability is included in accounts payable and accrued liabilities. On October 17, 2012, the Company entered into a termination agreement with Brad Powers. Mr. Powers agreed to forfeit all shares of common stock that were due to him.

On December 21, 2011, Wizard World, entered into a stock subscription agreement with one investor, the Michael Mathews 2011 Children’s GRAT (the “Trust”). Michael Mathews is the Company’s former Executive Chairman and Chairman. Pursuant to the terms of such agreement, the Company issued 357,143 shares of the Company’s common stock, par value $0.0001 per share, at $0.70 per share, for a total subscription price of $250,000.

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

On August 21, 2013, the warrant holders exchanged approximately 8.0 million outstanding Series A Common Stock Purchase Warrants for approximately 4.0 million shares of Common Stock. In connection with the conversion of the Series A Preferred, the Company issued approximately 1.6 million shares of common stock as payment for accrued and unpaid dividends.

The following is a summary of the Company’s warrant activity during the year ended December 31, 2013:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2012	7,987,274	$0.45
Granted	-	$-
Exercised	7,987,274	$0.45
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	-	$-
Exercisable – December 31, 2013	-	$-

The following is a summary of the Company’s warrant activity during the year ended December 31, 2012:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2011	6,956,024	$0.40

Granted	2,531,250	$0.60
Exercised	-	$-
Forfeited/Cancelled	(1,500,000)	$0.40
Outstanding – December 31, 2012	7,987,274	$0.45
Exercisable – December 31, 2012	7,987,274	$0.45

Warrants Outstanding					Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)		Weighted Average Exercise Price	Number Exercisable		Weighted Average Exercise Price

$-	-	-	$			-	$-

At December 31, 2013 and 2012, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Stock Options

On October 8, 2013, the Board resolved to authorize the issuance of 812,500 stock options to employees and advisors of the Company. The options are fully vested at issuance, exercisable at $0.40 and are exercisable for a period of five years. The Company valued the issuance using a Black-Scholes option pricing model, and recorded and expense of $262,611 as a result of the fully vested issuance.

The following assumptions were utilized: vesting: immediate; fair value of the common stock: $0.40; exercise price: $0.40; volatility: 176%; dividend rate: 0%; risk-free interest rate: 1.43%.

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

Note 8 – Income Tax Provision

Deferred Tax Assets

At December 31, 2013, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $1,127,000, net of (i) $- of the fair value of derivative warrants included in the debt discounts and deferred financing costs and (ii) ($4.0 million) of accumulated change in the fair value of derivative warrants included in the consolidated statements of operations, that may be used to offset future taxable income through the fiscal year ending December 31, 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $405,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $405,000.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance decreased approximately $82,000 and increased $67,000 for the year ended December 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	December 31, 2013	December 31, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$405,000	$487,000
Less valuation allowance	(405,000)	(487,000)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

