Form 10-Q
period 2014-03-31
Wizard World, Inc.
filed 2014-05-07
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

As of May 7, 2014, there were 51,354,024 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

March 31, 2014 and 2013

3

Wizard World, Inc.

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$3,463,632	$3,633,846
Accounts receivable, net	375,739	17,757
Inventory	27,002	27,002
Prepaid expenses	1,308,957	620,188
Total Current Assets	5,175,330	4,298,793

Property and equipment, net	61,114	50,960

Security deposit	23,400	34,800

Total Assets	$5,259,844	$4,384,553

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,202,617	$1,230,799
Unearned convention revenue	866,346	861,627

Total Current Liabilities	2,068,963	2,092,426

Total Liabilities	2,068,963	2,092,426

Commitments and contingencies

Stockholders’ Equity
Series A convertible preferred stock par value $0.0001: 50,000 shares authorized; none issued and outstanding	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 51,354,024 and 51,204,024 shares issued and outstanding, respectively	5,136	5,111
Additional paid-in capital	15,250,450	15,043,762
Accumulated deficit	(12,064,705)	(12,756,746)
Total Stockholders’ Equity	3,190,881	2,292,127

Total Liabilities and Stockholders’ Equity	$5,259,844	$4,384,553

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Convention revenue	$5,173,198	$1,793,476

Cost of revenue	3,260,027	976,877

Gross margin	1,913,171	816,599

Operating expenses
Compensation	757,168	306,029
Consulting fees	64,924	190,752
General and administrative	398,877	193,726

Total operating expenses	1,220,969	690,507

Income from operations	692,202	126,092

Other income (expenses)
Interest expense	(161)	(1,161)
Change in the fair value of derivative liabilities	-	1,049,926

Other income (expenses), net	(161)	1,048,765

Income before income tax provision	692,041	1,174,857

Income tax provision	-	-

Net income	692,041	1,174,857

Deemed dividend on Series A Convertible Preferred Stock	-	(70,681)

Net income attributable to common stockholders	$692,041	$1,104,176

Net income attributable to common stockholders
Basic	$0.01	$0.03
Diluted	$0.01	$0.02

Weighted average common shares outstanding - basic	51,156,802	35,237,501
Weighted average common shares outstanding - diluted	55,629,302	57,207,420

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income	$692,041	$1,174,857
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,830	554
Change in fair value of derivative liabilities	-	(1,049,926)
Share based payments	102,963	93,802
Changes in operating assets and liabilities:
Accounts receivable	(357,982)	(29,497)
Prepaid expenses	(688,770)	(292,698)
Security deposit	11,400	-
Accounts payable and accrued liabilities	75,569	133,007
Unearned convention revenue	4,719	161,762

Net Cash Provided by (Used in) Operating Activities	(156,230)	191,861

Cash Flows from Investing Activities:
Purchase of property and equipment	(13,984)	(29,298)

Net Cash Used In Investing Activities	(13,984)	(29,298)

Net change in cash	(170,214)	162,563

Cash at beginning of reporting period	3,633,846	1,957,060

Cash at end of reporting period	$3,463,632	$2,119,623

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for settlement of accrued liabilities	$103,750	$-
Deemed dividend	$-	$70,681

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

March 31, 2014 and 2013

Notes to the Consolidated Financial Statements

(Unaudited)

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

Acquisition of Kick the Can Corp./ Wizard Conventions, Inc. Recognized as a Reverse Acquisition

On December 7, 2010, the Company entered into and consummated a share exchange agreement (“Share Exchange Agreement”) with successor, Kick the Can Corp. (“KTC Corp.”) and its predecessors Wizard Conventions, Inc. and Kicking The Can, L.L.C. (collectively, “Conventions”). Pursuant to the Exchange Agreement, the Company issued 32,927,596 shares of its common stock to the shareholders of KTC Corp. in exchange for 100% of the issued and outstanding shares of KTC Corp. The shares issued represented approximately 94.9% of the issued and outstanding common stock immediately after the consummation of the Share Exchange Agreement.

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

Wizard World Digital, Inc.

On March 18, 2011, the Company formed a wholly owned subsidiary called Wizard World Digital, Inc., a Nevada corporation (“Digital”). Digital never commenced operations or has employees, and Digital is currently dormant, pending execution of a digital strategy.

Note 2 – Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 3, 2014.

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

The Company had no financial instruments measured using Level 3 as of March 31, 2014 and December 31, 2013.

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

The Company had no bad debt expense for the reporting period ended March 31, 2014 or 2013.

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

There was no inventory obsolescence at March 31, 2014 or December 31, 2013.

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

Pursuant to Section 850-10-20, the related parties include: (a.) affiliates of the Company; (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares included in the diluted net income (loss) per share calculation:

	Potentially Outstanding Dilutive Common Shares
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Convertible preferred stock	-	21,112,540

Stock options	4,472,500	300,000

Stock purchase warrants	-	-

Total potentially outstanding dilutive common shares	4,472,500	21,412,542

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

Recently Issued Accounting Pronouncements

The U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in April 2014.

This new standard:

●	raises the threshold for disposals to qualify as discontinued operations,

●	allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation, and

●	provides for new and additional disclosures of discontinued operations and individually material disposal transactions.

The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2014	December 31, 2013	Estimated Useful Life
Computer Equipment	$19,428	16,544	3 years
Equipment	7,175	7,175	5 years
Furniture & Fixtures	48,950	37,850	7 years
	75,553	61,569
Less: Accumulated depreciation and amortization	(14,439)	(10,609)
	$61,114	$50,960

Depreciation and Amortization Expense

Depreciation and amortization expense was $3,830 and $554 for the three months ended March 31, 2014 and 2013, respectively.

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Bristol Capital, LLC	An entity owned and controlled by a member of the board of directors (the “Board”) of the Company

225 California Street, LLC	An entity owned and controlled by significant stockholder and Chief Executive Officer of the Company

Operating Lease with Related Parties

Effective April 22, 2013, the Company entered into a commercial real estate lease, as lessee, with Bristol Capital, LLC, a Delaware limited liability company (“Bristol”), and 225 California Street, LLC, a California limited liability company (“225 California”), as lessors, for new office space located in El Segundo, California (the “Lease”), with each of Bristol and 225 California holding an undivided 50% tenant-in-common interest. The initial term of the Lease is for seven (7) years ending on March 31, 2020. Pursuant to the Lease, the Company shall pay base rent of $6,900 per month and property taxes.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending March 31:

2014 (remainder of the year)	62,100

2015	82,800

2016	82,800

2017	82,800

2018	82,800

2019	82,800

2020	20,700

$496,800

Note 5 – Stockholders’ Equity

Common Stock

On February 27, 2014, the Company formally mutually terminated the Michael Mathews Consulting Agreement effective October 10, 2012. The Company and Mr. Mathews agreed to waive all compensation, fees, and penalties except for the 250,000 shares of the Company’s common stock that was due to Mr. Mathews. As of December 31, 2013, the Company has an accrued liability in the amount of $103,750 relating to this issuance. On March 12, 2014, the Company issued Mr. Mathews 250,000 shares of the Company’s common stock to satisfy the accrued liability.

Stock Options

On January 16, 2014, the Board resolved to authorize the issuance of 10,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.40 and are exercisable for a period of five years. The Company valued the issuance using a Black-Scholes option pricing model, and recorded and expense of $3,324 as a result of the fully vested issuance.

The following assumptions were utilized: vesting: immediate; fair value of the common stock: $0.35; exercise price: $0.40; volatility: 176%; dividend rate: 0%; risk-free interest rate: 1.66%.

Note 6 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On April 2, 2014, the Board granted a strategic partner 20,000 options to purchase the Company’s common stock. The options are exercisable at $0.44 per option, mature in 5 years and were fully vested on the date of grant.

On May 5, 2014, the Board authorized the granting to each independent member of the Board on May 9, 2014, a non-qualified stock option to purchase up to three hundred thousand (300,000) shares of the Company’s common stock, which shall be exercisable for a period of five (5) years at an exercise price per share equal to the closing price of the Company on the day of grant and such option shall vest in equal amounts of a period of three (3) years at the rate of twenty-five thousand (25,000) shares per fiscal quarter at the end of such quarter, commencing in the quarter ended June 30, 2014, and pro-rated for the number of days each independent member of the Board serves on the Board during such fiscal quarter.

In addition, effective as of May 1, 2014, the independent members of the Board shall be compensated as follows: (i) for their participation in meetings of the Board and its committees, such member will be compensated $1,000 for each in person meeting that is attended, and $250 - $500 per telephonic meeting, depending on the length of the telephonic meeting and (ii) each member shall be provided a monthly retainer of $750.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended March 31, 2014 and 2013, included elsewhere in this report.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Convention revenue	$5,173,198	$1,793,476
Gross profit	$1,913,171	$816,599
Operating expenses	$(1,220,969)	$(690,507)
Income from operations	$692,202	$126,092
Other income (expenses)	$(161)	$1,048,765
Net income attributable to common shareholder	$692,041	$1,104,176
Income per common share – basic	$0.01	$0.03
Income per common share - diluted	$0.01	$0.02

Convention Revenue

Convention revenue was $5,173,198 for the three months ended March 31, 2014, as compared to $1,793,476 for the comparable period ended March 31, 2013, an increase of $3,379,722. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran four events during the period ended March 31, 2014, as compared to two events during the comparable period ended March 31, 2013. Average revenue generated per event in 2014 was $1,293,299 as compared to $896,737 during 2013.

Gross Profit

Gross profit percentage decreased from a gross profit of 46% during the three months ended March 31, 2013, to a gross profit of 37% during the three months ended March 31, 2014. The decrease in gross profit is primarily attributable to running more advertising and marketing per event. The Company ran four events during the period ended March 31, 2014, as compared to two events during the comparable period ended March 31, 2013.

Operating Expenses

Operating expenses for the three months ended March 31, 2014, were $1,220,969, as compared to $690,507 for the three months ended March 31, 2013. The $530,462 increase is primarily attributable to an increase in salaries and the year-end bonus paid to the Company’s Chief Executive Officer. The Company’s employee count increased from 10 as of March 31, 2013 to 27 as of March 31, 2014.

Income from Operations

Income from operations for the three months ended March 31, 2014, was $692,202 as compared to income of $126,092 for the three months ended March 31, 2013. The increase is primarily attributable to running more events with the same fixed costs during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Other income (expenses)

Other income (expense) for the three months ended March 31, 2014, was $(161), as compared to $1,048,765 for the three months ended March 31, 2013. The decrease is primarily attributable to the gain on the fair value of the Company’s derivative liabilities recorded during the three months ended March 31, 2013 being no longer an other income or expense item because all derivative instruments have been extinguished.

Net Income Attributable to Common Shareholder

Net income attributable to common shareholder for three months ended March 31, 2014, was $692,041 or income per share of $0.01, as compared to $1,104,176 or income per share of $0.03, for the three months ended March 31, 2013. The per share amounts are calculated net of deemed dividends.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2014, compared to December 31, 2013:

	March 31, 2014	December 31, 2013	Increase/Decrease
Current Assets	$5,175,330	$4,298,793	$876,537
Current Liabilities	$2,068,963	$2,092,426	$(23,462)
Working Capital	$3,106,367	$2,206,367	$899,999

At March 31, 2014, we had working capital of $3,106,367, as compared to a working capital of $2,206,367, at December 31, 2013, an increase of $900,000. The increase is primarily attributable to the Company running more events during the current year without incurring an increase in current liabilities.

Net Cash

Net cash provided by (used in) operating activities for the three months ended March 31, 2014 and 2013, was $(156,230) and $191,861, respectively. The net income for the three months ended March 31, 2014 and 2013 was $692,041 and $1,174,857, respectively. The Company’s use of cash in operations for the current period is due primarily to the funding of prepaid expenses for upcoming shows during 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

The U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in April 2014.

This new standard:

●	raises the threshold for disposals to qualify as discontinued operations,

●	allows companies to have significant continuing involvement and continuing cash flows with the discontinued operation, and

●	provides for new and additional disclosures of discontinued operations and individually material disposal transactions.

The Company anticipates adopting the new standard when it becomes effective in the first quarter of 2015.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 3, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2013, the Board approved the issuance of 10,000 options to purchase common stock of the Company to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.40 and are exercisable for a period of five years.

The above issuance was made in reliance on an exemption from registration set forth in Section 4(2) of the Securities Act. The issuances did not result in any proceeds to the Company.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 5, 2014, the Board authorized the granting of a non-qualified stock option to purchase up to three hundred thousand (300,000) shares of the Company’s common stock to each independent member of the Board on May 9, 2014, which shall be exercisable for a period of five (5) years at an exercise price per share equal to the closing price of the Company on the day of grant and such option shall vest in equal amounts of a period of three (3) years at the rate of twenty-five thousand (25,000) shares per fiscal quarter at the end of such quarter, commencing in the quarter ended June 30, 2014, and pro-rated for the number of days each independent member of the Board serves on the Board during such fiscal quarter.

In addition, effective as of May 1, 2014, the independent members of the Board shall be compensated as follows: (i) for their participation in meetings of the Board and its committees, such member will be compensated $1,000 for each in person meeting that is attended, and $250 - $500 per telephonic meeting, depending on the length of such telephonic meeting and (ii) each member shall be provided a monthly retainer of $750.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: May 7, 2014	By:	/s/ John Macaluso
	Name:	John Macaluso
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

