Form 10-Q
period 2014-06-30
Wizard World, Inc.
filed 2014-08-11
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2014

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

As of August 8, 2014, there were 51,341,524 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

June 30, 2014 and 2013

3

Wizard World, Inc.

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$5,615,054	$3,633,846
Accounts receivable, net	107,706	17,757
Inventory	27,002	27,002
Prepaid expenses	1,079,843	620,188
Total Current Assets	6,829,605	4,298,793

Property and equipment, net	58,409	50,960

Security deposit	23,400	34,800

Total Assets	$6,911,414	$4,384,553

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,844,608	$1,230,799
Unearned convention revenue	954,195	861,627

Total Current Liabilities	2,798,803	2,092,426

Total Liabilities	2,798,803	2,092,426

Commitments and contingencies

Stockholders’ Equity
Series A convertible preferred stock par value $0.0001: 50,000 shares authorized; none issued and outstanding	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 51,341,524 and 51,204,024 shares issued and outstanding, respectively	5,135	5,111
Additional paid-in capital	15,412,478	15,043,762
Accumulated deficit	(11,305,002)	(12,756,746)
Total Stockholders’ Equity	4,112,611	2,292,127

Total Liabilities and Stockholders’ Equity	$6,911,414	$4,384,553

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Convention revenue	$7,110,940	$2,901,416	$12,284,138	$4,694,892

Cost of revenue	4,348,167	2,335,546	7,608,194	3,312,423

Gross margin	2,762,773	565,870	4,675,944	1,382,469

Operating expenses
Compensation	1,295,859	423,093	2,053,027	729,122
Consulting fees	115,825	190,959	180,749	381,711
General and administrative	591,247	245,484	990,124	439,210

Total operating expenses	2,002,931	859,536	3,223,900	1,550,043

Income (loss) from operations	759,842	(293,666)	1,452,044	(167,574)

Other income (expenses)
Interest expense	(139)	(8,903)	(300)	(10,064)
Change in the fair value of derivative liabilities	-	(2,795,532)	-	(1,745,606)

Other income (expenses), net	(139)	(2,804,435)	(300)	(1,755,670)

Income (loss) before income tax provision	759,703	(3,098,101)	1,451,744	(1,923,244)

Income tax provision	-	-	-	-

Net income (loss)	759,703	(3,098,101)	1,451,744	(1,923,244)

Deemed dividend on Series A Convertible Preferred Stock	-	(85,432)	-	(156,113)

Net income attributable to common stockholders	$759,703	$(3,183,533)	$1,451,744	$(2,079,357)

Net income (loss) attributable to common stockholders
Basic	$0.01	$(0.09)	$0.03	$(0.06)
Diluted	$0.01	$(0.09)	$0.03	$(0.06)

Weighted average common shares outstanding - basic	51,341,524	35,954,219	51,243,527	35,874,988
Weighted average common shares outstanding - diluted	57,364,024	35,954,219	57,266,027	35,874,988

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$1,451,744	$(1,923,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,624	2,909
Change in fair value of derivative liabilities	-	1,745,606
Share based payments	264,991	194,548
Changes in operating assets and liabilities:
Accounts receivable	(89,949)	40,545
Inventory	-	(33,885)
Prepaid expenses	(459,656)	(346,636)
Security deposit	11,400	-
Accounts payable and accrued liabilities	717,559	361,745
Unearned convention revenue	92,568	270,777

Net Cash Provided by Operating Activities	1,996,281	312,365

Cash Flows from Investing Activities:
Purchase of property and equipment	(15,073)	(37,055)

Net Cash Used In Investing Activities	(15,073)	(37,055)

Net change in cash	1,981,208	275,310

Cash at beginning of reporting period	3,633,846	1,957,060

Cash at end of reporting period	$5,615,054	$2,232,370

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$-	$100,000
Extinguishment of derivative liability	$-	$156,500
Issuance of common stock for settlement of accrued liabilities	$103,750	$-
Deemed dividend	$-	$156,113

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

June 30, 2014 and 2013

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable and not corroborated by market data.

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

The Company had no financial instruments measured using Level 3 as of June 30, 2014 and December 31, 2013.

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

The Company had no bad debt expense for the reporting period ended June 30, 2014 or 2013.

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

There was no inventory obsolescence at June 30, 2014 or December 31, 2013.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The Company estimates the fair value of share options and similar instruments on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

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

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The Company estimates the fair value of share options and similar instruments on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

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

During the six months ended June 30, 2014, the Company utilized substantially all NOL carry-forwards.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

The following table shows the potentially outstanding dilutive common shares included in the diluted net income (loss) per share calculation:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended June 30, 2014	For the Interim Period Ended June 30, 2013
Convertible preferred stock	-	20,862,542

Stock options	6,022,500	300,000

Total potentially outstanding dilutive common shares	6,022,500	21,162,542

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations in the contract; and

5.	Recognize revenue when (or as) the entity satisfies a performance obligations.

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations);

2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations; and

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2014	December 31, 2013	Estimated Useful Life
Computer Equipment	$20,517	16,544	3 years
Equipment	7,175	7,175	5 years
Furniture & Fixtures	48,950	37,850	7 years
	76,642	61,569
Less: Accumulated depreciation and amortization	(18,233)	(10,609)
	$58,409	$50,960

Depreciation and Amortization Expense

Depreciation and amortization expense was $7,624 and $2,909 for the six months ended June 30, 2014 and 2013, respectively.

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2014 (remainder of the year)	41,400

2015	82,800

2016	82,800

2017	82,800

2018	82,800

2019	82,800

2020	20,700

$476,100

Note 5 – Stockholders’ Equity

Common Stock

On March 23, 2011, the Company entered into a Consulting Agreement with Mr. Mathews pursuant to which Mr. Mathews would, among other things, develop a digital platform for the Company and establish digital planning systems that will include all forms of digital media and social, search, content, and video applications. The term of the Consulting Agreement is for a four (4) year period. As compensation for his services, Mr. Mathews shall receive, with the first issuance of 250,000 shares occurring on March 23, 2011, and the second issuance of 250,000 on March 31, 2012, one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. On February 27, 2014, Mr. Mathews and the Company formally terminated the Consulting Agreement effective October 10, 2012. The Company and Mr. Mathews agreed to waive all compensation, fees, and penalties except for the 250,000 shares of the Company’s common stock that was due to Mr. Mathews. As of December 31, 2013, the Company has an accrued liability in the amount of $103,750 relating to this issuance. On March 12, 2014, the Company issued Mr. Mathews 250,000 shares of the Company’s common stock to satisfy the accrued liability.

During the six months ended June 30, 2014, the Company cancelled 12,500 shares of common stock that were issued in error during the year ended December 31, 2013.

Stock Options

On January 16, 2014, the Board resolved to authorize the issuance of 10,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.40 and expiring five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded and expense of $3,324 as a result of the fully vested issuance.

On April 2, 2014, the Board resolved to authorize the issuance of 20,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.44 and expiring five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $9,207 as a result of the fully vested issuance.

On June 26, 2014, the Board resolved to authorize the issuance of 30,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.57 and expiring five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $15,866 as a result of the fully vested issuance.

On April 29, 2014, the Board of Directors granted each of the five independent member of the Board on May 9, 2014, a non-qualified stock option to purchase up to three hundred thousand (300,000) shares of the Company’s common stock, which shall be at an exercise price per share equal to the closing price of the Company on the date of grant expiring five years from the date of issuance and such option shall vest in equal amounts over a period of three (3) years at the rate of twenty-five thousand (25,000) shares per fiscal quarter at the end of such quarter, commencing in the quarter ended June 30, 2014, and pro-rated for the number of days each independent member of the Board serves on the Board during such fiscal quarter.

In addition, effective as of May 1, 2014, the independent members of the Board (i) for their participation in meetings of the Board and its committees, will be compensated $1,000 for in person meeting, and $250 - $500 per telephonic meeting, depending on the length of the telephonic meeting and (ii) will be provided a monthly retainer of $750 per month.

The following assumptions were utilized: vesting: immediate - three years; fair value of the common stock: $0.35 - $0.64; exercise price: $0.40 - $0.64; volatility: 143% - 176%; dividend rate: 0%; risk-free interest rate: 1.63% - 1.80%.

The amount of compensation recognized during the reporting period was $40,781.

Note 6 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and six months ended June 30, 2014 and 2013, included elsewhere in this report.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014	June 30, 2013
Convention revenue	$7,110,940	$2,901,416
Gross profit	$2,762,773	$565,870
Operating expenses	$(2,002,931)	$(859,536)
Income (loss) from operations	$759,842	$(293,666)
Other income (expenses)	$(139)	$(2,804,435)
Net income (loss) attributable to common shareholder	$759,703	$(3,183,533)
Income (loss) per common share – basic and diluted	$0.01	$(0.09)

Convention Revenue

Convention revenue was $7,110,940 for the three months ended June 30, 2014, as compared to $2,901,416 for the comparable period ended June 30, 2013, an increase of $4,209,524. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran four events during the period ended June 30, 2014, as compared to two events during the comparable period ended June 30, 2013. Average revenue generated per event in the second quarter of 2014 was $1,777,735 as compared to $1,450,708 during 2013.

Gross Profit

Gross profit percentage increased significantly from a gross profit of 20% during the three months ended June 30, 2013, to a gross profit of 39% during the three months ended June 30, 2014. The increase in gross profit is primarily attributable to running better advertised and marketed events as well as more cost efficient events. The Company ran four events during the period ended June 30, 2014, as compared to two events during the comparable period ended June 30, 2013.

Operating Expenses

Operating expenses for the three months ended June 30, 2014, was $2,002,931, as compared to $859,536 for the three months ended June 30, 2013. The increase is primarily attributable to an increase in salaries and share based payments. The Company’s headcount increased period over period and the Company accrued approximately $500,000 in executive bonus in accordance with the Chief Executive Officer’s employment contract.

Income from Operations

Income from operations for the three months ended June 30, 2014, was $759,842 as compared to a loss of $293,666 for the three months ended June 30, 2013. The increase is primarily attributable to running more events and more profitable events during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Other income (expenses)

Other income (expense) for the three months ended June 30, 2014, was $(139), as compared to $(2,804,435) for the three months ended June 30, 2013. The significant decrease is primarily attributable to the loss on the fair value of the Company’s derivative liabilities, the Company’s derivative liabilities ceased to exist upon the conversion of preferred stock to common stock which occurred during the year ended December 31, 2013.

Net Income (Loss) Attributable to Common Shareholder

Net income attributable to common shareholder for three months ended June 30, 2014, was $759,703 or income per share of $0.01, as compared to $(3,183,533) or loss per share of $(0.09), for the three months ended June 30, 2013. The per share amounts are calculated net of deemed dividends.

Summary of Statements of Operations for the Six Months Ended June 30, 2014 and 2013:

	Six Months Ended
	June 30, 2014	June 30, 2013
Convention revenue	$12,284,138	$4,694,892
Gross profit	$4,675,944	$1,382,469
Operating expenses	$(3,223,900)	$(1,550,043)
Income (loss) from operations	$1,452,044	$(167,574)
Other income (expenses)	$(300)	$(1,755,670)
Net income (loss) attributable to common shareholder	$1,451,744	$(2,079,357)
Income (loss) per common share – basic	$0.03	$(0.06)

Convention Revenue

Convention revenue was $12,284,138 for the six months ended June 30, 2014, as compared to $4,694,892 for the comparable period ended June 30, 2013, an increase of $7,589,246. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran eight events during the period ended June 30, 2014, as compared to four events during the comparable period ended June 30, 2013. Average revenue generated per event in 2014 was $1,535,517 as compared to $1,173,723 during 2013.

Gross Profit

Gross profit percentage increased from a gross profit of 29% during the six months ended June 30, 2013, to a gross profit of 38% during the six months ended June 30, 2014. The increase in convention revenue is primarily attributable to running more vents as well as better advertised and marketed events. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran eight events during the period ended June 30, 2014, as compared to four events during the comparable period ended June 30, 2013.

Operating Expenses

Operating expenses for the six months ended June 30, 2014, was $3,223,900, as compared to $1,550,043 for the six months ended June 30, 2013. The increase is primarily attributable to an increase in salaries and share based payments. The Company’s headcount increase period over period and the Company accrued approximately $500,000 in executive bonus in accordance with the Chief Executive Officer’s employment contract.

Income from Operations

Income from operations for the six months ended June 30, 2014, was $1,452,044 as compared to a loss of $167,574 for the six months ended June 30, 2013. The increase is primarily attributable to running more events and more profitable events during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Other income (expenses)

Other income (expense) for the six months ended June 30, 2014, was $(300) as compared to $(1,755,670) for the six months ended June 30, 2013. The significant decrease is primarily attributable to the loss on the fair value of the Company’s derivative liabilities, the Company’s derivative liabilities ceased to exist upon the conversion of preferred stock to common stock which occurred during the year ended December 31, 2013.

Net Income Attributable to Common Shareholder

Net income attributable to common shareholder for six months ended June 30, 2014, was $1,451,744 or income per share of $0.03, as compared to $(2,079,357) or loss per share of $(0.06), for the six months ended June 30, 2013. The per share amounts are calculated net of deemed dividends.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2014, compared to December 31, 2013:

	June 30, 2014	December 31, 2013	Increase/Decrease
Current Assets	$6,829,605	$4,298,793	$2,530,812
Current Liabilities	$2,798,803	$2,092,426	$706,377
Working Capital (Deficit)	$4,030,802	$2,206,367	$1,824,435

At June 30, 2014, we had working capital of $4,030,802, as compared to working capital of $2,206,367, at December 31, 2013, an increase of 1,824,435. The increase is primarily attributable to the Company running more events at a stronger profit margin.

Net Cash

Net cash provided by operating activities for the six months ended June 30, 2014 and 2013, was $1,996,281 and $312,365, respectively. The net income (loss) attributable to common shareholder for the six months ended June 30, 2014 and 2013, was $1,451,744 and $(1,923,244), respectively. The Company’s generated cash in operations primarily by running profitable events during the six months ended June 30, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

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

Recent Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations in the contract; and

5.	Recognize revenue when (or as) the entity satisfies a performance obligations.

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations);

2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations; and

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 2, 2014, the Board resolved to authorize the issuance of 20,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.44 and expiring five years from the date of issuance.

On April 29, 2014, the Board of Directors granted each of the five independent member of the Board on May 9, 2014, a non-qualified stock option to purchase up to three hundred thousand (300,000) shares of the Company’s common stock, which shall be at an exercise price per share equal to the closing price of the Company on the date of grant, expiring five years from the date of issuance and such option shall vest in equal amounts over a period of three (3) years at the rate of twenty-five thousand (25,000) shares per fiscal quarter at the end of such quarter, commencing in the quarter ended June 30, 2014, and pro-rated for the number of days each independent member of the Board serves on the Board during such fiscal quarter.

On June 26, 2014, the Board resolved to authorize the issuance of 30,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.57 and expiring five years from the date of issuance.

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

WIZARD WORLD, INC.

Date: August 11, 2014	By:	/s/ John Macaluso
	Name:	John Macaluso
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

