Form 10-Q
period 2014-09-30
Wizard World, Inc.
filed 2014-11-05
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of November 4, 2014, there were 51,341,524 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

September 30, 2014 and 2013

3

Wizard World, Inc.

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$6,016,408	$3,633,846
Accounts receivable, net	5,938	17,757
Inventory	27,002	27,002
Prepaid expenses	1,540,602	620,188
Total Current Assets	7,589,950	4,298,793

Property and equipment, net	303,722	50,960

Investment	24,997	-

Security deposit	34,866	34,800

Total Assets	$7,953,535	$4,384,553

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,888,838	$1,230,799
Unearned convention revenue	1,236,431	861,627

Total Current Liabilities	3,125,269	2,092,426

Total Liabilities	3,125,269	2,092,426

Commitments and contingencies

Stockholders’ Equity
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated
Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 51,341,524 and 51,204,024 shares issued and outstanding, respectively	5,135	5,111
Additional paid-in capital	15,590,329	15,043,762
Accumulated deficit	(10,767,198)	(12,756,746)
Total Stockholders’ Equity	4,828,266	2,292,127

Total Liabilities and Stockholders’ Equity	$7,953,535	$4,384,553

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Convention revenue	$6,863,125	$4,113,181	$19,147,263	$8,808,073

Cost of revenue	4,482,017	2,087,581	12,090,211	5,400,004

Gross margin	2,381,108	2,025,600	7,057,052	3,408,069

Operating expenses
Compensation	1,063,191	521,137	3,116,218	1,250,259
Consulting fees	127,504	136,316	308,253	518,027
General and administrative	522,239	271,323	1,512,363	710,533

Total operating expenses	1,712,934	928,776	4,936,834	2,478,819

Income from operations	668,174	1,096,824	2,120,218	929,250

Other income (expenses)
Interest expense	(466)	(224)	(766)	(10,288)
Change in the fair value of derivative liabilities	-	(2,225,346)	-	(3,970,952)

Other income (expenses), net	(466)	(2,225,570)	(766)	(3,981,240)

Income (loss) before income tax provision	667,708	(1,128,746)	2,119,452	(3,051,990)

Income tax provision	129,904	-	129,904	-

Net income (loss)	537,804	(1,128,746)	1,989,548	(3,051,990)

Deemed dividend on Series A Convertible Preferred Stock	-	(86,369)	-	(242,482)

Net income (loss) attributable to common stockholders	$537,804	$(1,215,115)	$1,989,548	$(3,294,472)

Earnings per share
Basic	$0.01	$(0.03)	$0.04	$(0.09)
Diluted	$0.01	$(0.03)	$0.03	$(0.09)

Weighted average common shares outstanding - basic	51,341,524	39,285,265	51,276,551	38,104,368
Weighted average common shares outstanding - diluted	57,364,024	39,285,265	57,299,051	38,104,368

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$1,989,548	$(3,051,990)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,508	4,242
Change in fair value of derivative liabilities	-	3,970,952
Share based payments	442,842	287,337
Changes in operating assets and liabilities:
Accounts receivable	11,819	8,282
Inventory	-	(29,937)
Prepaid expenses	(920,415)	(115,762)
Security deposit	(66)	(11,800)
Accounts payable and accrued liabilities	761,789	89,766
Unearned convention revenue	374,804	155,622

Net Cash Provided by Operating Activities	2,687,829	1,306,712

Cash Flows from Investing Activities:
Purchase of property and equipment	(280,270)	(40,276)
Investment	(24,997)	-

Net Cash Used In Investing Activities	(305,267)	(40,276)

Net change in cash	2,382,562	1,266,436

Cash at beginning of reporting period	3,633,846	1,957,060

Cash at end of reporting period	$6,016,408	$3,223,496

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$495,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$-	$100,000
Extinguishment of derivative liability	$-	$8,754,987
Restructure costs billed but unpaid	$-	$120,750
Issuance of common stock for settlement of accrued liabilities	$103,750	$-
Deemed dividend	$-	$242,482

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

September 30, 2014 and 2013

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(ii)	Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iv)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carryforwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carryforwards are offset by a full valuation allowance. Management made this assumption based on: (a) the Company having incurred recurring losses, (b) general economic conditions, and (c) the Company’s ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(v)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10, all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except: (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, and unearned convention revenue approximate their fair value because of the short maturity of those instruments.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20, if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21, the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5, an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC Paragraph 310-10-35-47, trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows FASB ASC Paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC Paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) the amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC Paragraph 310-10-35-41, credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company had no bad debt expense for the reporting period ended September 30, 2014 or 2013.

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

There was no inventory obsolescence at September 30, 2014 or December 31, 2013.

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

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Investments Using the Cost Method

Investments held in stock of entities other than subsidiaries, namely corporate joint ventures and other non-controlled entities usually are accounted for by one of three methods: (i) the fair value method (addressed in Topic 320), (ii) the equity method (addressed in Topic 323), or (iii) the cost method (addressed in Subtopic 325-20). While practice varies to some extent, the cost method is generally followed for most investments in non-controlled corporations, in some corporate joint ventures, and to a lesser extent in unconsolidated subsidiaries, particularly foreign.

In accordance with ASC subtopic 325-20 (“ASC 325-20”), Investments-Other: Cost Method Investments, the Company carries the cost method investments at cost and only adjusts for other-than-temporary declines in fair value and distributions of earnings. Management regularly evaluates the impairment of the cost method investments based on performance and financial position of the investee as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financing, projected and historical financial performance, cash flow forecasts and financing needs. An impairment loss is recognized in the consolidated statements of comprehensive income equal to the excess of the investment’s cost over its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value would then become the new cost basis of investment.

The Company’s equity investment is comprised of an investment in a privately-held company. The Company uses the cost method to account for investments in shares that are not common stock or in-substance common stock, or investments in shares that are common stock or in-substance common stock, but over which the Company does not have significant influence.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a.) affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3, a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9, the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

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

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17, a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3, the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed).

Under the requirement of ASC Paragraph 718-10-35-8, the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

During the nine months ended September 30, 2014, the Company utilized all NOL carryforwards, made $495,000 in estimated payments and has recorded $365,096 and $129,096 in prepaid expenses and income tax provision, respectively.

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23, diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of Paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see Paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: (a.) exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued; (b.) the proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period (See Paragraphs 260-10-45-29 and 260-10-55-4 through 55-5); and (c.) the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The following table shows the potentially outstanding dilutive common shares included in the diluted net income (loss) per share calculation:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended September 30, 2014	For the Interim Period Ended September 30, 2013

Convertible preferred stock	-	-

Stock options	6,022,500	3,650,000

Total potentially outstanding dilutive common shares	6,022,500	3,650,000

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company, as an SEC filer, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

Note 3 - Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2014	December 31, 2013	Estimated Useful Life
Computer Equipment	$23,438	16,544	3 years
Equipment	269,449	7,175	5 years
Furniture & Fixtures	48,952	37,850	7 years
	341,839	61,569
Less: Accumulated depreciation and amortization	(38,117)	(10,609)
	$303,722	$50,960

Depreciation and Amortization Expense

Depreciation and amortization expense was $27,508 and $4,242 for the nine months ended September 30, 2014 and 2013, respectively.

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2014 (remainder of the year)	20,700

2015	82,800

2016	82,800

2017	82,800

2018	82,800

2019	82,800

2020	20,700
$455,400

Note 5 - Commitments and Contingencies

Amended and Restated Employment Agreement

On September 16, 2014, the Company entered into an amended and restated employment agreement (the “Employment Agreement”) with Mr. John Macaluso (“Mr. Macaluso”) pursuant to which Mr. Macaluso shall continue to serve as the Company’s President and Chief Executive Officer. The initial term of the Employment Agreement shall commence on September 16, 2014 (the “Commencement Date”) and shall expire on March 18, 2018 (the “Initial Term”). The Initial Term will be automatically extended for additional terms of one (1) year each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Mr. Macaluso gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current Term.

During the Term, the Company will pay Mr. Macaluso a base salary of $41,666.67 per month (the “Base Salary”). In addition, subject to the terms and conditions of the Employment Agreement, Mr. Macaluso will receive an annual bonus equal to the following, calculated cumulatively: (i) when the Company achieves annual Adjusted EBITDA (as defined in the Employment Agreement) of between $1.00 and $1,000,000, Mr. Macaluso shall receive a cash bonus of 30% of such annual Adjusted EBITDA; (ii) when the Company achieves annual Adjusted EBITDA of between $1,000,001 and $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 20% of such annual Adjusted EBITDA which exceeds $1,000,000; and (iii) when the Company achieves annual Adjusted EBITDA greater than $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 10% of such annual Adjusted EBITDA which exceeds $2,000,000. Mr. Macaluso shall also be entitled to a monthly car allowance of $1,200.

The Company also granted to Mr. Macaluso 2,700,000 options to purchase shares of the Company’s common stock, par value $0.0001 per share.

Non-Compete Agreement

In conjunction with the Employment Agreement, Mr. Macaluso entered into a non-compete, non-solicitation and non-disclosure agreement, dated September 16, 2014, with the Company (the “Non-Compete Agreement”). Under the Non-Compete Agreement, Mr. Macaluso must keep the Company’s confidential and proprietary information confidential and is prohibited from inducing or attempting to induce any employee of the Company from terminating his or her employment with the Company, and soliciting the business of any client or customer of the Company, during the period commencing on the Commencement Date and ending on the termination of Mr. Macaluso’s employment with the Company for any reason. Further, Mr. Macaluso is prohibited from engaging in a venture or business substantially similar to that of the Company or that is in direct or indirect competition with the Company in the United States during the period commencing on the Commencement Date and ending on the termination of Mr. Macaluso’s employment with the Company for any reason.

Operating Lease

Effective July 17, 2014, the Company entered into a sublease, as lessee, with Ironclad Performance Wear Corporation, for new space located in El Segundo, California (the “Ironclad Lease”). The term of the Ironclad Lease is for one year and ten (10) months commencing on September 1, 2014. Pursuant to the Ironclad Lease, the Company shall pay base rent of $11,132 per month and an initial security deposit of $11,466 is required.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2014 (remainder of the year)	$33,396

2015	133,584

2016	66,792
$233,772

Note 6 - Stockholders’ Equity

Series A Cumulative Convertible Preferred Stock

On March 30, 2012, the Company closed on a first round of financing related to an offering of up to $2,000,000 of the Company’s Series A Cumulative Convertible Preferred Stock (“Series A Preferred”), by entering into subscription agreements with ten (10) accredited investors for the issuance and sale of (i) an aggregate amount of $825,000 (8,250 shares) in Series A Preferred and (ii) Common Stock Purchase Warrants (the “Warrants”), on the basis of one warrant for every $2.00 of investment.

In connection with the Closing, and pursuant to mandatory conversion features of those certain Senior Convertible Debentures (the “Debentures”) in the aggregate amount of $325,000, issued on December 6, 2011, the Debentures were mandatorily converted into shares of Series A Preferred and Warrants upon the same terms of the offering. A total of 3,250 shares of Series A Preferred and 162,500 Warrants were issued by the Company to the debenture investors pursuant to the mandatory conversion.

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

On August 3, 2012, four (4) note-holders exchanged notes and accrued interest into the Company’s Series A Preferred, by entering into Securities Exchange Agreements for the issuance and sale of (i) an aggregate of $406,039 (4,060 shares) in Series A Preferred. The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.0001 per share, at a conversion price of $0.40 per share, subject to adjustment.

On May 3, 2013, a stockholder converted $100,000 of the Company’s Series A Preferred into 250,000 shares of the Company’s common stock, par value $0.0001 per share, at a conversion price of $0.40 per share.

On August 21, 2013, the holders of the Company’s Series A Preferred converted all outstanding Series A Preferred into approximately 9.5 million shares of the Company’s common stock, par value $0.0001 per share. In addition, the holders of the Series A Preferred and certain other shareholders exchanged approximately 8.0 million outstanding Warrants for approximately 4.0 million shares of common stock. In connection with the conversion of the Series A Preferred, the Company issued approximately 1.6 million shares of common stock as payment for accrued and unpaid dividends.

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

During the nine months ended September 30, 2014 the Company cancelled 12,500 shares of common stock that were issued in error during the year ended December 31, 2013.

Equity Incentive Plan

On September 25, 2014, the Board of Directors (the “Board”) of the Company approved an amendment to the 2011 Incentive Stock and Award Plan (the “Plan”) solely to increase the number of authorized shares subject to the Plan from 7,500,000 to 15,000,000 shares of common stock.

On May 9, 2011, the Board approved, authorized and adopted (subject to stockholder approval) the Plan. The Plan provided for the issuance of up to 3,000,000 shares of common stock, par value $0.0001 per share, of the Company through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

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

Stock Options

On January 16, 2014, the Board resolved to authorize the issuance of 10,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.40 expiring five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded and expense of $3,324 as a result of the fully vested issuance.

On April 2, 2014, the Board resolved to authorize the issuance of 20,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.44 expiring five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $9,207 as a result of the fully vested issuance.

On June 26, 2014, the Board resolved to authorize the issuance of 30,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.57 expiring five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $15,866 as a result of the fully vested issuance.

On August 26, 2014, the Board resolved to authorize the issuance of 30,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.83 expiring two years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $17,187 as a result of the fully vested issuance.

On August 26, 2014, the Board resolved to authorize the issuance of 30,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.83 expiring five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $17,187 as a result of the fully vested issuance.

On April 29, 2014, the Board granted each of the five non-employee members of the Board on May 9, 2014, a non-qualified stock option to purchase up to three hundred thousand (300,000) shares of the Company’s common stock, which shall be at an exercise price per share equal to the closing price of the Company on the date of grant expiring five years from the date of issuance and such option shall vest in equal amounts over a period of three (3) years at the rate of twenty-five thousand (25,000) shares per fiscal quarter at the end of such quarter, commencing in the quarter ended June 30, 2014, and pro-rated for the number of days each independent member of the Board serves on the Board during such fiscal quarter. The amount of compensation to the Board recognized during the nine month reporting period was $112,931.

In addition, effective as of May 1, 2014, the non-employee members of the Board (i) for their participation in meetings of the Board and its committees, will be compensated $1,000 for each in person meeting, and $250 - $500 per telephonic meeting, depending on the length of the telephonic meeting and (ii) will be provided a monthly retainer of $750 per month.

Pursuant to the Employment Agreement with Mr. Macaluso as discussed above in Note 5, the Company granted Mr. Macaluso 2,700,000 options to purchase shares of the Company’s common stock, par value $0.0001 per share. The options shall vest as follows: (i) 900,000 of the options shall vest shall vest quarterly over the period beginning on March 19, 2015 and ending March 18, 2016, at an exercise price of $1.00 per share; (ii) 900,000 of the options shall vest quarterly over the period beginning on March 19, 2016 and ending March 18, 2017, at an exercise price of $1.25 per share; and (iii) 900,000 of the options which shall vest quarterly over the period beginning on March 19, 2017 and ending March 18, 2018, at an exercise price of $1.50 per share. The amount of compensation to Mr. Macaluso recognized during the nine month reporting period was $31,987.

The following assumptions were utilized: vesting: immediate - five years; fair value of the common stock: $0.35 - $1.03; exercise price: $0.40 - $1.50; volatility: 136% - 176%; dividend rate: 0%; risk-free interest rate: 1.63% - 1.80%.

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

On August 21, 2013, the warrant holders exchanged approximately 8.0 million outstanding Series A Common Stock Purchase Warrants for approximately 4.0 million shares of common stock. In connection with the conversion of Series A Preferred, the Company issued approximately 1.6 million shares of common stock as payment for accrued and unpaid dividends.

The following is a summary of the Company’s warrant activity during the year ended December 31, 2013:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2012	7,987,274	$0.45
Granted	-	$-
Exercised	7,987,274	$0.45
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	-	$-
Exercisable – December 31, 2013	-	$-

There were no warrant activities during the reporting period ended September 30, 2014.

Note 7 - Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 8 - Subsequent Events

On October 6, 2014, the Company issued 15,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.87 expiring five years from the date of issuance.

On November 1, 2014, the Company issued 15,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.94 expiring five years from the date of issuance.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and nine months ended September 30, 2014 and 2013, included elsewhere in this report.

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

We expect to produce seventeen (17) live events during the year ending December 31, 2014. To date, we have operated profitable live events in Philadelphia, Chicago, New Orleans, Minneapolis, Sacramento, Atlanta, Columbus, Portland, Nashville, Austin, San Antonio and St. Louis, but we have operated at a deficit in other events. In order for us to operate a successful event, we must produce an event that is relevant to the public in order to drive admissions, booth sales, sponsorship, and advertising. In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site. To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014	September 30, 2013
Convention revenue	$6,863,125	$4,113,181
Gross profit	$2,381,108	$2,025,600
Operating expenses	$(1,712,934)	$(928,776)
Income from operations	$668,174	$1,096,824
Other income (expenses)	$(466)	$(2,225,570)
Income tax provision	$(129,904)	$-
Net income (loss) attributable to common shareholder	$537,804	$(1,215,115)
Income (loss) per common share – basic and diluted	$0.01	$(0.03)

Convention Revenue

Convention revenue was $6,863,125 for the three months ended September 30, 2014, as compared to $4,113,181 for the comparable period ended September 30, 2013, an increase of $2,749,944. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran five events during the period ended September 30, 2014, as compared to two events during the comparable period ended September 30, 2013. Average revenue generated per event in the third quarter of 2014 was $1,372,625 as compared to $2,056,591 during 2013.

Gross Profit

Gross profit percentage decreased significantly from a gross profit of 49% during the three months ended September 30, 2013, to a gross profit of 35% during the three months ended September 30, 2014. The decrease in gross profit is primarily attributable to increased costs for marketing and advertising with the corresponding increase in conventions during the period. The Company ran five events during the period ended September 30, 2014, as compared to two events during the comparable period ended September 30, 2013.

Operating Expenses

Operating expenses for the three months ended September 30, 2014, was $1,712,934, as compared to $928,776 for the three months ended September 30, 2013. The increase is primarily attributable to an increase of approximately $542,000 in salaries and share based payments and an increase of approximately $251,000 in general and administrative expenses. The Company’s headcount increased period over period and the Company accrued approximately $542,000 in executive bonus in accordance with the Chief Executive Officer’s employment contract. The increase in general and administrative expenses is attributable to significant increases in professional fees, insurance, web development, and travel expenses.

Income from Operations

Income from operations for the three months ended September 30, 2014, was $668,174 as compared to income of $1,096,824 for the three months ended September 30, 2013. The decrease is primarily attributable to the overall increase in operating expenses required to support the increase in conventions held during the three months ended September 30, 2014, as well as the expansion of operations during the period, as compared to the three months ended September 30, 2013.

Other income (expenses)

Other income (expense) for the three months ended September 30, 2014, was $(466), as compared to $(2,225,570) for the three months ended September 30, 2013. The significant decrease is primarily attributable to the loss on the fair value of the Company’s derivative liabilities during the three months ended September 30, 2013; the Company’s derivative liabilities ceased to exist upon the conversion of preferred stock to common stock which occurred during the year ended December 31, 2013.

Income tax provision

During the three months ended September 30, 2014, the Company utilized all of its NOL carryforwards. During the three months ended September 30, 2014, $495,000 was paid for estimated payments for the current tax year. These payments were offset by the estimated provision of $129,904 and the remaining $365,096 is recorded in prepaid expenses.

Net Income (Loss) Attributable to Common Shareholder

Net income (loss) attributable to common shareholder for three months ended September 30, 2014, was $537,804 or income per share of $0.01, as compared to $(1,215,115) or loss per share of $(0.03), for the three months ended September 30, 2014. The per share amounts are calculated net of deemed dividends.

Summary of Statements of Operations for the Nine Months Ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Convention revenue	$19,147,263	$8,808,073
Gross profit	$7,057,052	$3,408,069
Operating expenses	$(4,936,834)	$(2,478,819)
Income from operations	$2,120,218	$929,250
Other income (expenses)	$(766)	$(3,981,240)
Income tax provision	$(129,904)	$-
Net income (loss) attributable to common shareholder	$1,989,548	$(3,294,472)
Income (loss) per common share – basic	$0.04	$(0.09)
Income (loss) per common share – diluted	$0.03	$(0.09)

Convention Revenue

Convention revenue was $19,147,263 for the nine months ended September 30, 2014, as compared to $8,808,073 for the comparable period ended September 30, 2013, an increase of $10,339,190. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran thirteen events during the period ended September 30, 2014, as compared to six events during the comparable period ended September 30, 2013. Average revenue generated per event in 2014 was $1,472,866 as compared to $1,468,012 during 2013.

Gross Profit

Gross profit percentage decreased from a gross profit of 39% during the nine months ended September 30, 2013, to a gross profit of 37% during the nine months ended September 30, 2014. The decrease in gross profit is primarily attributable to increased costs for marketing and advertising with the corresponding increase in conventions during the period. The Company ran thirteen events during the nine months ended September 30, 2014, as compared to six events during the comparable nine months ended September 30, 2013.

Operating Expenses

Operating expenses for the nine months ended September 30, 2014, was $4,936,834, as compared to $2,478,819 for the nine months ended September 30, 2013. The increase is primarily attributable to an increase of approximately $1,866,000 in salaries and share based payments and an increase of approximately $802,000 in general and administrative expenses. The Company’s headcount increased period over period and the Company accrued approximately $542,000 in executive bonus in accordance with the Chief Executive Officer’s employment contract. The increase in general and administrative expenses is attributable to significant increases in professional fees, insurance, web development, and travel expenses.

Income from Operations

Income from operations for the nine months ended September 30, 2014, was $2,120,218 as compared to income of $929,250 for the nine months ended September 30, 2013. The increase is primarily attributable to running more events during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Other income (expenses)

Other income (expense) for the nine months ended September 30, 2014, was $(766), as compared to $(3,981,240) for the nine months ended September 30, 2013. The significant decrease is primarily attributable to the loss on the fair value of the Company’s derivative liabilities for the nine months ended September 30, 2013; the Company’s derivative liabilities ceased to exist upon the conversion of preferred stock to common stock which occurred during the year ended December 31, 2013.

Income tax provision

During the nine months ended September 30, 2014, the Company utilized all of its NOL carryforwards. During the period, $495,000 was paid for estimated payments for the current tax year. These payments were offset by the estimated provision of $129,904 and the remaining $365,096 is recorded in prepaid expenses.

Net Income (Loss) Attributable to Common Shareholder

Net income (loss) attributable to common shareholder for the nine months ended September 30, 2014, was $1,989,548 or income per basic share of $0.04, compared to $(3,294,472) or loss per basic share of $(0.09), for the nine months ended September 30, 2013. The per share amounts are calculated net of deemed dividends.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2014 compared to December 31, 2014:

	September 30, 2014	December 31, 2013	Increase/Decrease
Current Assets	$7,589,950	$4,298,793	$3,291,157
Current Liabilities	$3,125,269	$2,092,426	$1,032,843
Working Capital (Deficit)	$4,464,681	$2,206,367	$2,258,314

At September 30, 2014, we had a working capital of $4,464,681, as compared to a working capital of $2,206,367, at December 31, 2013, an increase of $2,258,314. The increase is primarily attributable to the Company running more events at a stronger profit margin.

Net Cash

Net cash provided by operating activities for the nine months ended September 30, 2014 and 2013, was $2,687,829 and $1,306,712, respectively. The net income (loss) attributable to common shareholder for the nine months ended September 30, 2014 and 2013, was $1,989,548 and $(3,051,990), respectively. The Company’s generated cash in operations primarily by running profitable events during the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, the Company had no off-balance sheet arrangements.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(ii)	Inventory Obsolescence and Markdowns: The Company’s estimate of potentially excess and slow-moving inventories is based on evaluation of inventory levels and aging, review of inventory turns and historical sales experiences. The Company’s estimate of reserve for inventory shrinkage is based on the historical results of physical inventory cycle counts.

(iii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iv)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carryforwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carryforwards are offset by a full valuation allowance. Management made this assumption based on: (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(v)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carryforwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (IFRSs).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2014, we have issued the following securities which were not registered under the Securities Act. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On August 26, 2014, the Board resolved to authorize the issuance of 30,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, are exercisable at $0.83 expiring two years from the date of issuance.

On August 26, 2014, the Board resolved to authorize the issuance of 30,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.83 expiring five years from the date of issuance.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement, dated September 16, 2014, by and between Wizard World, Inc. and John Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2014)

10.2	Third Amended and Restated 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2014)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: November 5, 2014	By:	/s/ John Macaluso
	Name:	John Macaluso
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

