Form 10-K
period 2014-12-31
Wizard World, Inc.
filed 2015-03-17
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-33383

WIZARD WORLD, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Park Place, Suite 101

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based on a closing price of $0.60 was $13,077,362. As of March 13, 2015, the registrant had 51,358,386 shares of its common stock, par value $0.0001 per share, outstanding.

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

On December 7, 2010 (the “Closing Date”), the Company acquired Conventions pursuant to a Share Purchase and Share Exchange Agreement (the “Exchange Agreement”),by and among the Company, Strato Malamas, an individual and former majority stockholder of the Company, Conventions, and shareholders of Conventions (the “Conventions Shareholders”), that are signatories thereto. On the Closing Date, pursuant to the terms of the Exchange Agreement, the Conventions Shareholders transferred and contributed all of their shares (the “Conventions Shares”) to the Company, resulting in our acquisition of all of the outstanding Conventions Shares. In return, we issued to the Conventions Shareholders, their designees or assigns (the “Share Exchange”), an aggregate of 32,927,576 shares of the Company’s common stock (the “Exchange Shares”), which constituted approximately 94.9% (on a fully diluted basis) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), issued and outstanding immediately after the consummation of the Share Exchange (the “Closing”). As the result of the Share Exchange, Conventions became a wholly owned subsidiary of the Company.

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

On August 27, 2014, the Company entered into a Joint Venture and Operating Agreement for a 47.5% interest in CON TV LLC, a newly formed entity, with Cinedigm Entertainment Corp. (“Cinedigm”), ROAR, LLC and Bristol Capital, LLC.

On December 29, 2014, the Company and a member of the Board of Directors (the “Board”) of the Company formed Wiz Wizard, LLC in the State of Delaware. The Company owns fifty percent (50%) of the membership interests.

Our executive offices are located at 2201 Park Place, Suite 101, El Segundo, CA 90245 and our telephone number is (310) 648-8428.

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

In 2014, Conventions produced 16 Comic Cons in the following North American Cities: (i) Portland, OR; (ii) New Orleans, LA; (iii) Louisville, KY; (iv) Nashville, TN; (v) St. Louis, MO; (vi) Minneapolis, MN; (vii) Atlanta, GA; (viii) Philadelphia, PA; (ix) San Antonio, TX; (x) Richmond, VA; (xi) Chicago, IL; (xii) Columbus, OH; (xiii) Austin, TX; (xiv) Tulsa, OK; (xv) Reno, NV and (xvi) Sacramento, CA. In addition, Conventions produced 1 Social Convention in Chicago, IL, for a total of 17 events.

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

We receive revenue from our Comic Cons in three (3) ways, namely from (i) consumer admissions; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. Each Comic Con varies in cost to produce. Production costs vary based on the size and scope of the production. Generally, our production costs range from approximately $450,000 for a smaller scale production to over $2,500,000 for a larger production.

The Company’s plan for 2015 is to focus the Wizard World tour on the following shows: (i) Portland, OR; (ii) New Orleans, LA; (iii) Madison, WI, (iv) Indianapolis, IN; (v) Cleveland, OH; (vi) Chicago, IL (3 events); (vii) Raleigh, NC; (viii) Las Vegas, NV; (ix) Minneapolis, MN; (x) Philadelphia, PA; (xi) St Louis, MO; (xii) Greenville, SC; (xiii) Des Moines, IA; (xiv) Sacramento, CA; (xv) Richmond, VA; (xvi) San Jose; (xvii) Columbus, OH; (xviii) Pittsburgh, PA; (xix) Nashville, TN; (xx) Ft Lauderdale, FL; (xxi) Tulsa, OK; (xxii) Austin, TX; (xiii) Louisville, KY; (xiv) Reno, NV and (xv) China.

Our target audience includes both men and women aged 18-44, and families of all ages who are active consumers of many types of entertainment and media, such as movies, music, toys, video games, apps, consumer electronics, computers, and lifestyle products (e.g. clothes, footwear, digital devices, and mobile phones).

CONtv

CONtv is a new digital network devoted to passionate fans of pop culture entertainment as it will provide consumers access to thousands of hours of exclusive content showcasing an original slate of programming as well as a vast digital catalog of over 1,200 must-watch titles, including, but not limited to, original series, cult television shows and genre movies encompassing sci-fi, horror, fantasy, anime, grindhouse, martial arts action, and more, to live coverage of events at the cons– all available on-demand either in a free, ad-supported format or a low cost, subscription-based model of $6.99/month for premium content. CONtv is a partnership with Cinedigm, one the nation’s largest independent distributor of digital entertainment.

CONtv, is a multi-platform OTT service geared toward the Comic Con community, and is available to consumers as of March 2015. The digital service will bring fans their favorite films, television series, comics, behind the scenes access to the Conventions and more. CONtv will be offered as a free ad-supported platform as well as a subscription which will include content exclusives, audience rewards, a dynamic social viewing experiences, and ticketing bundle opportunities for fans planning to attend the Conventions. CONtv will be providing over 1600 hours of programming available across a wide spectrum of devices including Roku, Apple iOS, Android, Xbox, Samsung, Smart TV, mobile, and tablet devices.

Digital Media

We produce a number of digital media properties, including our website www.wizardworld.com, emails, newsletters, Facebook, YouTube, Twitter, Instagram, Flickr and Tumblr to create awareness of our Comic Cons and provide updates to our fans and consumers. We also use our website www.wizardworld.com to a large extent to provide a source for the latest Wizard World news and information. While there is little or no direct revenue derived from these properties, the indirect benefit supports sales functions of all the events (dealer and exhibitor booths, admissions, sponsorships), as well as helping us secure additional, more sought after, and higher profile talent. This in turn, helps additional admissions, booth sales and sponsorships.

Our email list consists of over 510,000 current and active users. This is a primary driver of information dissemination, along with Facebook, Instagram and Twitter. YouTube is mainly used as brand awareness, as information is posted after an event, which helps to generate excitement at future events. Because we are a tour, this is essential to creating excitement for all our cities, not just a single event.

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

Unlike many live events (sports, concerts, etc.), where attendees are spectators (even if they are a part of a community at large), at our events the attendees are participants in the events. This atmosphere creates a greater amount of user generated content for Facebook, Twitter, Instagram and YouTube. For instance, we always notice an uptick among Facebook “Likes” in profile pic changes on Facebook the days during and after our events featuring the celebrities and Photo Ops from our events. This is a non-paid form of free advertising. Social networks such as Facebook & Twitter are a perfect marriage for these types of event photos.

Strategy

Our objective is to use our Comic Cons and Digital to become the voice for pop culture enthusiasts across multiple media platforms. Key elements of our strategy include:

●	producing high quality live multimedia events across North America for promotion of consumer products and entertainment;

●	leveraging the content created and generated at the live multimedia events to enter the media market and distribute the content in digital media such as websites, apps, emails, newsletters, Facebook, Twitter, Flickr, Tumblr, Instagram and YouTube, among others; and

●	obtaining sponsorships and promotions from media and entertainment companies for the Comic Cons, including:

●	expanding our relationships with entertainment and media companies; and

●	forming strategic relationships with new media and entertainment companies to promote their products.

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

Digital Media

We produce a number of digital media properties, including our website www.wizardworld.com, emails, newsletters, Facebook, YouTube, Twitter, Flickr, Instagram, and Tumblr to create awareness of our Comic Cons and provide updates to our fans and consumers. We also use our website www.wizardworld.com to a large extent to provide a source for the latest Comic Con news and information. Display advertising is offered to brand advertisers across all our digital media properties, priced on a traditional CPM basis.

Marketing

Our Comic Cons are marketed through a variety of media outlets, including social media, websites, public relations, television, radio, direct mail, email, flyers, and postcards. Our Comic Cons usually obtain publicity through coverage of the events at our Comic Cons from local TV stations, radio stations, newspapers, national press such as the Associated Press and Reuters, fan websites, blogs, and social network channels such as Twitter, Facebook, Flickr, and Tumblr. In certain instances, we do not pay for advertising because we can provide desirable content to media outlets. For example, we typically invite the local TV stations to our Comic Cons so that they can interview the celebrities featured at our Comic Cons. As a result, we receive free TV coverage and the TV stations obtain content for their shows. In addition, we arrange for celebrities to call into local radio stations. As a result, we receive on-air promotion of our events and the radio station reaches a larger audience who want to tune in to hear our celebrities. We also receive on-air promotion by exchanging air time for admission giveaways to our Comic Cons. With respect to the internet and online advertising, we advertise throughout our website www.wizardworld.com about the upcoming Comic Cons. We also send out emails to our fans on a regular basis. In addition, we send out direct mail postcards, print flyers and postcards in each city where we hold a Comic Con, which are handed out at local events, retailers and public gatherings. As a result, we believe that we are cost effective when it comes to how we spend our advertising dollars.

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

Sales and Marketing Strategy

We promote our Comic Cons through a wide variety of media outlets, such as local radio and TV stations, newspapers, fan websites, and blogs. We also use online social networks such as Facebook, Twitter, Instagram, YouTube, Flickr, and Tumblr, to reach our fans and provide updates. Further, we promote our Comic Cons on our website www.wizardworld.com and through our email database. We currently sell to prospective corporate sponsors and advertisers through our direct sales force. In 2013, we augmented our direct sales force through the utilization of third party representation firms and digital ad networks to help sell display advertising on our digital properties. We plan to continue to do so.

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

The Wizard World Comic Con digital marketing platform extends across online and social media outlets with a growth strategy that is fueled by continually producing content for and harnessing content from the growing Comic Con consumers. For example, the platform includes: (i) the websites www.wizardworld.com and www.wizardworlddigital.com, (ii) over 16 Facebook pages, including www.facebook.com/wizardworld, (iii) Twitter at www.twitter.com/wizardworld, (iv) video social websites such as www.youtube.com/wizardworld, and (v) Instagram at www.instagram.com/wizardworld. Across the various outlets, the Company covers new and upcoming products and talents in the pop culture world, in order to distribute the large amount of content we create from our live events. Through the distribution of our content via digital media, we offer advertisers the ability to display their sponsorship messages in immersive and integrated ways, including, but not limited to, our large e-mail database of fans. Through sales of everything from digital display advertising space on our digital media properties, to title sponsorship positioning on key aspects for the live events, we plan to generate new forms of sponsorship revenues and thus strengthen our financial condition.

Employees

We currently have forty-nine full-time equivalent employees. Additionally, we engage three freelance consultants to operate our Comic Con business.

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

As of the date of this filing, our executive officers, directors, and principal stockholders who beneficially own 5% or more of our outstanding common stock, own in the aggregate, approximately 60.45% of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

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

CONtv

The Company has spent, and will likely continue to spend, significant amounts to obtain and provide content and infrastructure for distribution of content on CONtv which launched in March 2015. If the Company fails to monetize its efforts, such costs could have a material adverse effect on our operating results.

The Company has spent a significant amount to develop and launch CONtv and will be required to pay significant amounts going forward in order to provide high-quality content and service to our subscribers. Any and all such costs, if not more than offset by revenues from CONtv, could have a material adverse effect on our business and operating results.

If our efforts to attract and retain members are not successful, our business will be adversely affected.

We believe that Wizard World has a passionate fan base. However, the markets for entertainment video are intensely competitive and include many subscription, transactional and ad-supported models and vast amounts of pirated materials, all of which capture segments of the entertainment video market. This competition has increased significantly in the recent past, and the Company expects this competition to continue to grow. Many players that have entered this space have vastly greater financial and marketing resources than the Company as well as longer operating histories, large customer bases and strong brand recognition. These competitors may secure better terms from suppliers, aggressively price their offerings and devote more technology and marketing resources. Our ability to attract and retain subscribers to CONtv will depend in part on our ability to provide a consistent high quality service that is perceived to constitute good value for the consumer’s entertainment dollars. We face competition with respect to service levels, content offerings, pricing and related features, which may adversely impact our ability to attract and retain these subscribers. We will need to add new subscribers to replace subscribers who cancel in order to grow our business. If we do not attract subscribers, if too many of our subscribers cancel our service, or if we are unable to attract new subscribers in sufficient numbers, our financial outlook, liquidity, business and operating results would be adversely affected.

We are subject to payment processing risk.

Our members pay for our service using a variety of different payment methods, including credit and debit cards.  We rely on internal systems as well as those of third parties to process payment.  Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees.  To the extent there are disruptions in our payment processing systems, increases in payment processing fees and/or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted.   In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative consumer perceptions of our service.

We face risks, such as unforeseen costs and potential liability in connection with content we develop, produce, license and/or distribute through our service.

As a distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials and features on our website such as member reviews. As we expand our original programming, we will become responsible for production costs and other expenses. To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on our service, or if we become liable for content we develop, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims

If studios, content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.

Our ability to provide our members with content they can watch depends on studios, content providers and other rights holders licensing rights to distribute such content. The license periods and the terms and conditions of such licenses vary. If the studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our members will be adversely affected and/or our costs could increase. As competition increases, we may see the cost of programming increase. As we seek to differentiate our service, we are increasingly focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content that delights our members in a cost efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our member acquisition and retention may be adversely affected.

We rely upon a number of partners to make our service available on their devices.

We currently offer members the ability to receive streaming content across a wide spectrum of devices including Roku, Apple iOS, Android, Xbox, Samsung, Smart TV, mobile, and tablet devices. We intend to continue to broaden our capability to instantly stream our content to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments to delivering our streaming content to our members via these devices, our ability to grow our business could be adversely impacted. Furthermore, devices are manufactured and sold by third parties and while such parties should be responsible for the devices' performance, the connection between these devices and CONtv may nonetheless result in consumer dissatisfaction toward CONtv and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices. If partners do not update or otherwise modify their devices, our service and our members' use and enjoyment could be negatively impacted.

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

We will incur significant costs associated with our public company reporting requirements and costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the Board or as executive officers. We may be wrong in our prediction or estimate of the amount of additional costs we may incur or the timing of such costs.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Effective April 22, 2013, the Company entered into that certain commercial real estate lease for new office space located in El Segundo, California. The initial term is for seven (7) years ending on March 31, 2020. The Company shall pay base rent of $6,900 per month and an initial security deposit of $13,800 was required. In September 2014, the Company terminated this lease without penalty and is no longer obligated for future payments.

Effective September 1, 2014, the Company entered into a standard sublease to occupy office space at 2201 Park Place, El Segundo, California 90245. The term of the lease expires on June 30, 2016. The Company shall pay a base rent of $11,132 per month, with an increase by three percent (3%) starting in the thirteenth month of the lease, and a security deposit of $11,466 was required. The Company must also pay $2,796 per month (22.3%) for operating expenses.

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

Quarter ended	Low Price	High Price

December 31, 2014	$0.651	$1.030
September 30, 2014	$0.525	$1.280
June 30, 2014	$0.400	$0.700
March 31, 2014	$0.320	$0.535

December 31, 2013	$0.350	$0.600
September 30, 2013	$0.300	$0.820
June 30, 2013	$0.230	$0.950
March 31, 2013	$0.180	$0.550

(b) Holders

As of March 13, 2015, a total of 51,358,386 shares of the Company’s common stock are currently outstanding held by 58 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

2011 Incentive Stock Award Plan, as Amended

On May 9, 2011, the Board approved, authorized and adopted (subject to stockholder approval) the 2011 Incentive Stock and Award Plan (the “Plan”). The Plan was amended on September 14, 2011, April 11, 2012, July 9, 2012 and September 25, 2014. The Plan provides for the issuance of up to 15,000,000 shares of our common stock through the grant of non-qualified options, incentive options and restricted stock to our directors, officers, consultants, attorneys, advisors and employees. Until a committee consisting of two or more independent, non-employee and outside directors is constituted, our Board administers the Plan.

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

(v)	the restricted stock is not transferable until the date on which the Board has specified such restrictions have lapsed.

As of December 31, 2014, the Company issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation approved by security holders under the Plan	-	$-	-

Equity compensation plans not approved by security holders	11,975,000	$0.647	3,025,000

Total	11,975,000	$0.647	3,025,000

(1)   Excludes shares of restricted stock issued under the Plan.

As of March 13, 2015, we have issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation approved by security holders under the Plan	-	$-	-

Equity compensation plans not approved by security holders	11,975,000	$0.647	3,025,000

Total	11,975,000	$0.647	3,025,000

(1)   Excludes shares of restricted stock issued under the Plan.

Rule 10B-18 Transactions

During the year ended December 31, 2014, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, we have issued the following securities  which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on From 10-Q or Current Reports on Form 8-K.  Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

On October 6, 2014, the Company issued 15,000 stock options to a strategic partner of the Company. The options are exercisable at $0.87 per share and expire five years from the date of issuance.

On November 1, 2014, the Company issued 15,000 stock options to a strategic partner of the Company. The options are exercisable at $0.94 per share and shall expire five years from the date of issuance.

On November 10, 2014, the Company issued 15,000 stock options to a strategic partner of the Company. The options are exercisable at $0.78 and shall expire five years from the date of issuance.

On November 22, 2014, the Company issued 15,000 stock options to a strategic partner of the Company. The options are exercisable at $0.76 per share and shall expire five years from the date of issuance.

On December 4, 2014, the Board resolved to authorize the issuance of 16,862 shares of common stock to a strategic partner of the Company as compensation for attending a show of the Company. The shares were issued at a value of $0.76 per share.

On December 24, 2014, pursuant to the Plan, the Company issued 882,500 options to thirty-four employees. The options shall vest over a five year period, are exercisable at $0.87 per share and shall expire five years from the date of issuance.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the years ended December 31, 2014 and 2013, included elsewhere in this report.

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

We expect to produce 27 live events during the year ending December 31, 2015. To date, we have operated profitable live events in Philadelphia, Chicago, New Orleans, Columbus, Portland, Nashville, Austin, Sacramento, Louisville, Minneapolis, San Antonio, Atlanta, Tulsa, Reno and St. Louis, but we have operated at a deficit in other events. In order for us to operate a successful event, we must produce an event that is relevant to the public in order to drive admissions, booth sales, sponsorship, and advertising. In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site. To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

We continue to develop the Wizard World digital strategy and grow our existing database through social media, on-site activation, and the Company’s digital presence on properties that include Facebook®, Twitter®, YouTube®, Flickr®, Instagram® and Tumblr®. Also, as additional events are added, more people join the Wizard World universe and become loyal to the brand and its affiliated properties.

Wizardworlddigital.com continues to be the hub for all Comic Con and related events news and content, and wizardworld.com continues to act as the e-commerce engine for all admissions, VIP experiences, one-of-a-kind packages, and more.

Results of Operations

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

	Year Ended
	December 31, 2014	December 31, 2013
Convention revenue	$23,060,178	$11,186,134
Gross profit	$8,291,415	$4,265,090
Operating expenses	$(6,823,253)	$(3,921,585)
Income from operations	$1,468,162	$343,506
Other income (expenses)	$(472,545)	$(3,981,240)
Income tax provision	$-	$-
Net income (loss) attributable to common shareholder	$995,617	$(3,637,735)
Income (loss) per common share – basic	$0.02	$(0.09)
Income (loss) per common share – diluted	$0.02	$(0.09)

Convention Revenue

Convention revenue was $23,060,178 for the year ended December 31, 2014, as compared to $11,186,134 for the comparable year ended December 31, 2013, an increase of $11,874,044. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran seventeen events during the year ended December 31, 2014, as compared to eight events during the comparable year ended December 31, 2013. Average revenue generated per event in 2014 was $1,356,481 as compared to $1,398,267 during 2013.

Gross Profit

Gross profit percentage decreased from 38% for the year ended December 31, 2013, to a gross profit of 36% during the year ended December 31, 2014. The decrease in margin is primarily attributable to increased costs for marketing and advertising with the corresponding increase in conventions during the period. The Company ran seventeen events during the year ended December 31, 2014, as compared to eight events during the comparable year ended December 31, 2013.

Operating Expenses

Operating expenses for the year ended December 31, 2014, were $6,823,253, as compared to $3,921,585 for the year ended December 31, 2013. The increase is primarily attributable to an increase of approximately $2,559,567 in salaries and share based payments and an increase of approximately $963,864 in general and administrative expenses. The Company’s headcount increased period over period and the Company accrued approximately $571,000 in executive bonus in accordance with the Chief Executive Officer’s employment contract. The increase in general and administrative expenses is attributable to significant increases in professional fees, insurance, web development, and travel expenses.

Income from Operations

Income from operations for the year ended December 31, 2014, was $1,468,162 as compared to income of $343,506 for the year ended December 31, 2013. The increase is primarily attributable to running more events during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Other income (expenses)

Other income (expense) for the year ended December 31, 2014, was $(472,545), as compared to $(3,981,240) for the year ended December 31, 2013. The significant decrease is primarily attributable to the loss on the fair value of the Company’s derivative liabilities for the year ended December 31, 2013; the Company’s derivative liabilities ceased to exist upon the conversion of preferred stock and exchange of warrants to common stock which occurred during the year ended December 31, 2013. On August 27, 2014, the Company entered into a Joint Venture and Operating Agreement for a 47.5% interest in CON TV LLC, a newly formed entity. Based on this venture, the Company recognized $460,747 in losses.

Income tax provision

During the year ended December 31, 2014, the Company utilized a portion of its NOL carryforwards. During the period, $575,000 was paid for estimated payments for the current tax year.

Net Income (Loss) Attributable to Common Shareholder

Net income (loss) attributable to common shareholder for the year ended December 31, 2014, was $995,617 or income per basic share of $0.02, compared to $(3,880,217) or loss per basic share of $(0.09), for the year ended December 31, 2013. The per share amounts are calculated net of deemed dividends.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2014, compared to December 31, 2013:

	December 31, 2014	December 31, 2013	Increase/Decrease
Current Assets	$7,768,084	$4,298,793	$3,469,291
Current Liabilities	$3,929,988	$2,092,426	$1,837,562
Working Capital (Deficit)	$3,838,096	$2,206,367	$1,631,729

At December 31, 2014, we had a working capital of $3,838,096, as compared to a working capital of $2,206,367 at December 31, 2013, an increase of $1,631,729. The increase is primarily attributable to the Company running more events at a stronger profit margin.

Net Cash

Net cash provided by operating activities for the years ended December 31, 2014 and 2013, was $2,245,245 and $1,731,705, respectively. The net income (loss) attributable to common shareholder for the years ended December 31, 2014 and 2013, was $995,617 and $(3,637,735), respectively. The Company generated cash in operations primarily by running profitable events during the year ended December 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, the Company had no off-balance sheet arrangements.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s convertible preferred stock and warrants approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and December 31, 2013.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2014:

Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2013	$-	$-
Total gains or losses (realized/unrealized) included in net loss	-	$-
Purchases, issuances and settlements	-	$-
Transfers in and/or out of Level 3	-	$-
Balance, December 31, 2014	$-	$-

Recent Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-24 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2014.

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

Based on this assessment, management concluded as of December 31, 2014 that our internal control over financial reporting was effective.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the fiscal year ended December 31, 2014, the Company continued to add and document internal controls over financial reporting. The Company established and added additional corporate governance measures, developed and documented a financial closing process and schedule, as well as a responsibility and review workflow.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of March 13, 2015. There are no familial relationships between or among the directors or executive officers of the Company.

Name	Age	Title

John M. Macaluso	58	Chief Executive Officer, Chairman

John Maatta	62	Director

Greg Suess	42	Director

Vadim Mats	30	Director

Paul L. Kessler	54	Director

Kenneth Shamus	44	Director

John M. Macaluso, age 58, Chief Executive Officer, Director

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

Mr. John D. Maatta, age 62, Director

John D. Maatta has been a member of our Board since May 25, 2011. Mr. Maatta is currently practicing law at Greenberg, Traurig, LLP. Formerly, Mr. Matta was EVP of The CW Television Network and prior to that he was the Chief Operating Officer of The CW Network, which is America’s fifth broadcast network and a network that focuses substantially on targeting young adults between the ages of 18 and 34. From September 2005 through September 2006, Mr. Maatta served as the Chief Operating Officer of The WB, a Warner Bros. television network (“The WB”), where he had direct oversight of all business and operations departments, such as business affairs, finance, network distribution (which included The WB 100+ station group), technology, legal, research, network operations, broadcast standards and human resources. While Chief Operating Officer at The WB, Mr. Maatta also served as The WB’s General Counsel. Mr. Maatta is currently a director of Trader Vic’s, Inc., a Polynesian-style restaurant chain, a position he has held since 1998. Mr. Maatta received a Bachelor of Arts in Government from the University of San Francisco in 1974, and a Juris Doctorate from the University of California, Hastings College of the Law, in 1977.

The Board believes that Mr. Maatta’s experience with operating companies in the entertainment industry and his contacts in the industry will be an important factor in the Company’s growth as a digital entertainment and event company.

Greg Suess, age 42, Director

Greg Suess has been a director of our Company since May 9, 2011. In 2000, he founded ROAR, a Beverly Hills-based management and consulting company that focuses on media and entertainment and provides comprehensive management services for its clients, including talent and brand management, managing partnerships, strategic alliances and marketing strategies that engage consumers through entertainment, music and lifestyle experiences. Mr. Suess is, and has been since inception, a partner at ROAR. Since 1997, Mr. Suess has been with the law firm of Glaser, Weil, Fink, Howard, Avchen & Shapiro, LLP, where he is currently Partner and focuses on general corporate law and media and entertainment. Mr. Suess holds a Bachelor of Science from the University of Southern California (Lloyd Greif Center for Entrepreneurial Studies), and holds a JD/MBA from Pepperdine University. He is a member of the State Bar of California.

The Board believes that Mr. Suess’ extensive experience and background in the media and entertainment industry complements the Company’s events business and its new initiatives and will provide a significant contribution to the Company’s growth.

Vadim Mats, age 30, Director

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

Paul L. Kessler, age 54

Paul L. Kessler, age 54, combines over 25 years of experience as an investor, financier and venture capitalist. In 2000, Mr. Kessler founded Bristol Capital Advisors, LLC, a Los Angeles based investment advisor, and has served as the Principal and Portfolio Manager from 2000 through the present. Mr. Kessler has broad experience in operating, financing, capital formation, negotiating, structuring and re-structuring investment transactions. He is involved in all aspects of the investment process including identification and engagement of portfolio companies. His investment experience encompasses both public and private companies. Mr. Kessler works actively worked with executives and boards of companies on corporate governance and oversight, strategic repositioning and alignment of interests with shareholders.

The Board believes that Mr. Kessler’s extensive experience in matters including capital formation, corporate finance, investment banking, founder, owner, operator of successful companies, corporate governance, as well as his understanding of capital markets, will provide a significant contribution to the growth of the Company.

Kenneth Shamus, age 44

Kenneth Shamus, age 44, combines over 25 years of experience in the Toys & Collectibles Industry. From 1990 through present, Mr. Shamus is the Chief Executive Officer of ToyWiz, Inc., an online toys, action figures and trading card games company.

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

Committees of the Board of Directors

Our Board currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

On March 17, 2013, the Board authorized the creation of an Audit Committee. Messrs. Mats, Shamus and Kessler were appointed initial members of the Audit Committee, with Mr. Mats serving as chairman. The Audit Committee has not yet adopted a written charter but its functions shall include: selecting our independent registered public accountants; reviewing the results and scope of the audit and other services provided by our independent registered public accountants; reviewing our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommending, establishing and monitoring the Company’s disclosure controls and procedures. The Audit Committee held six meetings in 2014.

Compensation Committee

On March 17, 2013, the Board authorized the creation of a Compensation Committee. The Board appointed Messrs. Suess, Mats and Maatta as initial members, with Mr. Suess serving as Chairman. While the committee has not yet adopted a written charter, the Compensation Committee shall be responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans. The Compensation Committee held four meetings in 2014.

Nominating and Corporate Governance Committee

On March 13, 2014, the Board authorized the creation of a Nominating and Corporate Governance Committee. The Board has appointed Messrs. Maatta, Suess and Kessler as initial members, with Mr. Maatta serving as Chairman of the Committee. The Nominating and Corporate Governance Committee reviews and provides oversight with regard to the Company’s corporate governance related policies and procedures and also recommends nominees to the Board and committees of the Board, develops and recommends to the Board corporate governance principles, and oversees the evaluation of the Board and management. The Nominating and Corporate Governance Committee held four meetings in 2014.

Committee Charters

The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee have not yet adopted written charters which govern their conduct. The committees anticipate adopting such charters by the end of the next fiscal quarter.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2014, were timely, except for the failure of the non-employee directors to each file a Form 4 to report stock options granted to each non-employee director by the Company on May 9, 2014, and the failure of Kenneth Shamus to file a Form 4 for a transaction that occurred on September 23, 2014. The May 9, 2014 transactions were disclosed on a Form 5 for each non-employee director as filed with the SEC on February 17, 2015.

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

Item 11. Executive Compensation.

2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John M. Macaluso (1)	2014	$326,667	$466,988	$0	$541,505	$0	$0	$10,400	$1,345,560
Chief Executive Officer	2013	$240,000	$0	$0	$380,330	$0	$404,000	$8,400	$1,032,730
Chairman	2012	$180,000	$0	$0	$264,359	$0	$50,000	$15,780	$510,139

(1)	Mr. Macaluso was appointed as the Company’s Chief Executive Officer on March 19, 2012. On October 10, 2012, Mr. Macaluso was appointed as the Company’s Chairman of the Board.

Employment Agreement with John M. Macaluso

On September 16, 2014, the Company entered into an amended and restated employment agreement (the “Employment Agreement”) with John Macaluso (“Macaluso”) pursuant to which Macaluso shall continue to serve as the Company’s President and Chief Executive Officer. The initial term of the Employment Agreement commenced on September 16, 2014 (the “Commencement Date”) and shall expire on March 18, 2018 (the “Initial Term”). The Initial Term will be automatically extended for additional terms of one (1) year each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Macaluso gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current Term.

During the Term, the Company will pay Macaluso a base salary of $41,666.67 per month (the “Base Salary”) and a car allowance of $1,200 per month. In addition, subject to the terms and conditions of the Employment Agreement, Macaluso will receive an annual bonus of equal to the following, calculated cumulatively: (i) when the Company achieves annual Adjusted EBITDA (as defined in the Employment Agreement) of between $1.00 and $1,000,000, Macaluso shall receive a cash bonus of 30% of such annual Adjusted EBITDA; (ii) when the Company achieves annual Adjusted EBITDA of between $1,000,001 and $2,000,000, the Executive shall receive an additional cash bonus of 20% of such annual Adjusted EBITDA which exceeds $1,000,000; and (iii) when the Company achieves annual Adjusted EBITDA greater than $2,000,000, the Executive shall receive an additional cash bonus of 10% of such annual Adjusted EBITDA which exceeds $2,000,000.

Further, the Company granted to Macaluso options (the “Options”) to purchase shares of the Company’s common stock, par value $0.0001 per share, which shall vest as follows: (i) 763,888 Options, which have already been issued to Macaluso pursuant to Macaluso’s original employment agreement with the Company, dated March 19, 2012, and shall vest quarterly over the period ending March 18, 2015, at an exercise price of $0.44 per share; (ii) 900,000 of the Options shall vest quarterly over the period beginning on March 19, 2015 and ending March 18, 2016, at an exercise price of $1.00 per share; (iii) 900,000 of the Options shall vest quarterly over the period beginning on March 19, 2016 and ending March 18, 2017, at an exercise price of $1.25 per share; and (iv) 900,000 of the Options which shall vest quarterly over the period beginning on March 18, 2017 and ending March 18, 2018, at an exercise price of $1.50 per share.

Consulting Agreements

Michael Mathews

On March 23, 2011, the Company entered into a consulting agreement (the “Mathews Consulting Agreement”) with Mr. Mathews, the Company’s former Chairman, pursuant to which Mr. Mathews agreed to develop a digital platform for the Company and establish digital planning systems. The term of the Mathews Consulting Agreement was for a four (4) year period. As compensation for his services, Mr. Mathews was to receive a total of 1,000,000 shares of the Company’s common stock. On February 27, 2014, the Company and Mr. Mathews executed a letter agreement memorializing the termination of the Mathews Consulting Agreement effective as of October 10, 2012. The Company and Mr. Mathews agreed to waive all compensation, fees, and penalties except for the 250,000 shares of the Company’s common stock that was due to Mr. Mathews. On March 12, 2014, the Company issued Mr. Mathews 250,000 shares of the Company’s common stock.

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

Outstanding Equity Awards

2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

John M. Macaluso Chief Executive Office and Chairman	150,000	-	-	$0.44	May 12, 2016	-	-	-	-

John M. Macaluso Chief Executive Office and Chairman	2,554,110	195,890	195,890	$0.44	March 19, 2017	-	-	-	-

John M. Macaluso Chief Executive Office and Chairman	120,000	-	-	$0.44	October 17, 2018	-	-	-	-

John M. Macaluso Chief Executive Office and Chairman	173,455	726,545	726,545	$1.00	March 18, 2016

John M. Macaluso Chief Executive Office and Chairman	104,262	795,738	795,738	$1.25	March 18, 2017

John M. Macaluso Chief Executive Office and Chairman	74,531	825,469	825,469	$1.50	March 18, 2018

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2014.

						Non-Equity
Name						Incentive
And				Stock	Option	Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

John M. Macaluso Chairman	2014	$-	$-	$-	$4,816	$-	$10,400	$15,216

Greg Suess Director	2014	$8,250	$-	$-	$4,674	$-	$-	$12,924

John Maatta Director	2014	$9,500	$-	$-	$5,170	$-	$-	$14,670

Vadim Mats Director	2014	$9,750	$-	$-	$5,170	$-	$-	$14,670

Paul L. Kessler Director	2014	$9,000	$-	$-	$14,551	$-	$-	$23,551

Kenneth Shamus Director	2014	$8,750	$-	$-	$14,451	$-	$-	$23,201

Director Agreements

The Company has entered into director agreements with each of its directors. Each director agreement commences on the date that the respective director was appointed a member of the Board and continues through the Company’s next annual stockholders’ meeting, unless automatically renewed at the option of the Board on such date that such director is re-elected to the Board. Pursuant to the director agreements entered into with our directors, each director is granted a non-qualified option to purchase up to 150,000 shares of the Company’s common stock. Mr. Mats’ director agreement provided for a quarterly issuance of 10,000 shares of restricted common stock. On April 11, 2012, Mr. Mats waived his right to receive the stock award granted to him under his director agreement going forward. On May 9, 2011, Mr. Mats was granted a non-qualified option to purchase 150,000 shares of the Company’s common stock.

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

On May 5, 2014, the Board approved the granting to each of the five non-employee members of the Board on May 9, 2014, a non-qualified stock option to purchase up to three hundred thousand (300,000) shares of the Company’s common stock at an exercise price of $0.64 per share. Such options expire five years from the date of issuance and shall vest in equal amounts over a period of three (3) years at the rate of twenty-five thousand (25,000) shares per fiscal quarter at the end of such quarter, commencing in the quarter ended June 30, 2014, and pro-rated for the number of days each non-employee member of the Board serves on the Board during such fiscal quarter.

In addition, effective as of May 1, 2014, the non-employee members of the Board (i) for their participation in meetings of the Board and its committees, will be compensated $1,000 for in person meeting, and $250 - $500 per telephonic meeting, depending on the length of the telephonic meeting, and (ii) will be provided a monthly retainer of $750 per month.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of March 13, 2015, there were 51,358,386 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth information as of March 13, 2015, with respect to the beneficial ownership of our common stock by (i) each of our officers and directors, (ii) our officers and directors as a group and (iii) each person known by us to beneficially own five percent (5%) or more of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of Wizard World, Inc., 2201 Park Place, Suite 101, El Segundo, CA 90245.

Title of Class	Name of Beneficial Owner (1)	Number of Shares		Percent of Class (2)

Common	Vadim Mats, Director	68,000	(3)	* %
Common	Greg Suess, Director	146,553	(4)	* %
Common	John M. Macaluso, Chief Executive Officer, Chairman	8,450,213	(5)	16.45%
Common	John Maatta, Director	2,500	(6)	* %
Common	Paul L. Kessler, Director	8,389,268	(7)	16.33%
Common	Kenneth Shamus, Director	1,462,750	(8)	2.85%
Common	All officers and directors as a group (6 persons)	18,519,284		36.06%
Common	Gareb Shamus	9,575,000	(9)	18.64%
Common	Eric Weisblum	2,950,000	(10)	5.74%
Common	All officers, directors and 5% holders as a group (8 persons)	31,044,284		60.45%

* denotes less than 1%

(1)	Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities. Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.

(2)	Based on 51,358,386 shares of common stock issued and outstanding as of March 13, 2015.

(3)	This total does not include shares issuable upon exercise of an option for 450,000 shares of common stock, of which approximately 214,658 have vested.

(4)	Does not include shares issuable upon exercise of an option for 450,000 shares of common stock, of which approximately 214,658 have vested.

(5)	This total does not include (i) shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 150,000 have vested, (ii) shares issuable upon exercise of an option for 2,750,000 shares of common stock, of which 2,674,656 have vested, (iii) shares issuable upon exercise of an option for 120,000 shares of common stock, of which approximately 120,000 have vested, (iv) shares issuable upon exercise of an option for 900,000, which shall be exercisable at a price per share of $1.00 and shall vest quarterly over the period beginning on March 19, 2015 and ending March 18, 2016; (v) shares issuable upon exercise of an option for 900,000, which shall be exercisable at a price per share of $1.25 and shall vest quarterly over the period beginning on March 19, 2016 and ending March 18, 2017, and (vi) shares issuable upon exercise of an option for 900,000, which shall be exercisable at a price per share of $1.50 and shall vest quarterly over the period beginning on March 19, 2017 and ending March 18, 2018.

(6)	Does not include shares issuable upon exercise of an option for 450,000 shares of common stock, of which approximately 214,658 have vested.

(7)	The total consists of: (i) 7,278,568 shares owned by Bristol Investment Fund, Ltd., a Cayman Islands exempted company managed by Bristol Capital Advisors LLC (“Bristol Capital”), a Delaware limited liability company, of which Mr. Kessler, as the manager of Bristol Capital, acting alone, has voting and dispositive power over the shares beneficially owned; (ii) 444,000 shares owned by Bristol Capital, LLC, of which Mr. Kessler has voting and dispositive power over the shares beneficially owned, (iii) 78,700 shares owned by Paul Kessler IRA Rollover, of which Mr. Kessler, acting alone, has voting and dispositive power over the shares beneficially owned, and (iv) 588,000 shares owned by Bristol Capital Pension and Profit Sharing, of which Mr. Kessler, acting alone, has voting and dispositive power over the shares beneficially owned. This total does not include shares issuable upon exercise of an option for 450,000 shares of common stock, of which approximately 134,700 have vested.

(8)	This total does not include shares issuable upon exercise of an option for 450,000 shares of common stock, of which approximately 134,700 have vested. Mr. Shamus is part of the family that owns Kicking the Can LLC, 4 Brothers LLC, It’s All Normal, LLC and Pivot Media LLC.

(9)	This total consists of: (i) 3,351,250 shares of common stock owned by 4 Brothers LLC, a Delaware limited liability company, (ii) 3,830,000 shares of common stock owned by Pivot Media LLC, a Delaware limited liability company, and (iii) 2,393,750 shares of common stock owned by It’s All Normal LLC, a Delaware limited liability company. Mr. Shamus is the managing member of 4 Brothers LLC, Pivot Media LLC, and It’s All Normal LLC, respectively, and, acting alone, has voting and dispositive power over the shares beneficially owned by 4 Brothers LLC, Pivot Media LLC, and It’s All Normal LLC, respectively.

(10)	This total consists of: (i) 1,950,000 shares of common stock directly owned by Eric Weisblum, and (ii) 1,000,000 shares of common stock owned by Gem Funding, LLC, a Delaware limited liability company (“GEM”). Corie Weisblum, the wife of Eric Weisblum, is the managing member of GEM.

Stock Option Issuances Under the 2011 Incentive Compensation and Award Plan

Option Grants

On May 9, 2011, as subsequently amended on September 14, 2011, April 11, 2012, July 9, 2012 and September 25, 2014, we adopted the 2011 Incentive Stock and Award Plan, which was authorized and approved by the Board, and have granted to all directors options to purchase our common stock pursuant to the terms of their employment, consulting and/or director agreements.

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

On May 5, 2014, the Board approved the granting to each of the five non-employee members of the Board on May 9, 2014, a Non-qualified Option to purchase up to three hundred thousand (300,000) shares of the Company’s common stock subject to the terms and conditions of the Plan. The exercise price for the Non-qualified Options is $0.64. The Non-qualified Option is exercisable for period of five (5) years from the date of issuance and such option shall vest in equal amounts over a period of three (3) years at the rate of twenty-five thousand (25,000) shares per fiscal quarter at the end of such quarter, commencing in the quarter ended June 30, 2014, and pro-rated for the number of days each non-employee member of the Board serves on the Board during such fiscal quarter.

In addition, in connection with Mr. Macaluso’s Employment Agreement, the Company granted to Macaluso Options to purchase shares of the Company’s common stock, par value $0.0001 per share, which shall vest as follows: (i) 763,888 Options, which have already been issued to Macaluso pursuant to Macaluso’s original employment agreement with the Company, dated March 19, 2012, and shall vest quarterly over the period ending March 18, 2015, at an exercise price of $0.44 per share; (ii) 900,000 of the Options shall vest quarterly over the period beginning on March 19, 2015 and ending March 18, 2016, at an exercise price of $1.00 per share; (iii) 900,000 of the Options shall vest quarterly over the period beginning on March 19, 2016 and ending March 18, 2017, at an exercise price of $1.25 per share; and (iv) 900,000 of the Options which shall vest quarterly over the period beginning on March 18, 2017 and ending March 18, 2018, at an exercise price of $1.50 per share.

Restricted Stock Awards

On March 23, 2011, the Company entered into a Consulting Agreement with the Company’s former Chairman, Michael Mathews, pursuant to which Mr. Mathews agreed to, among other things, develop a digital platform for the Company and establish digital planning. The term of such agreement was for a four (4) year period. As compensation for his services, Mr. Mathews was to receive one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. On February 27, 2014, the Company and Mr. Mathews executed a letter agreement memorializing the termination of the Consulting Agreement effective as of October 10, 2012. The Company and Mr. Mathews agreed to waive all compensation, fees, and penalties except for the 250,000 shares of the Company’s common stock that was due to Mr. Mathews. On March 12, 2014, the Company issued Mr. Mathews 250,000 shares of the Company’s common stock.

On January 14, 2011, the Company entered into a director agreement with Vadim Mats. The term of such agreement was for one year. As compensation for his services, Mr. Mats was to receive ten thousand (10,000) shares of the Company’s restricted common stock, par value $0.0001 per share at the end of every fiscal quarter during which he serves as a member of the Board. For any period during the term that Mr. Mats did not serve a full quarter, the amount of shares of common stock issued was be pro-rated based on the number of days during such quarter that the Mr. Mats was a member of the Board. On April 11, 2012, Mr. Mats waived his right to receive the stock award granted to him under his director agreement going forward.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 shares are common stock, par value $0.0001 per share (“Common Stock”) and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”).

Common Stock

As of March 13, 2015, there were 51,358,386 shares of our common stock issued and outstanding held by 58 beneficial owners of record.

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

Common Stock Purchase Warrants

Effective August 21, 2013, the Series A Shareholders and certain other shareholders exchanged approximately 8.0 million outstanding Series A Common Stock Purchase Warrants for approximately 4.0 million shares of Common Stock. As of March 13, 2015, the Company has no warrants outstanding.

Non-Qualified Stock Options

Please refer to Item 5(d) of Part II above.

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

Item 13. Certain Relationships and Related Transactions.

We present all possible transactions between us and our officers, directors and 5% stockholders, and our affiliates, to our Board for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties. During their years ended December 31, 2013 and 2014, the Company had the following transactions with related persons reportable under Item 404 of Regulation S-K:

On May 31, 2011, the Company entered into an agreement with ToyWiz, Inc. (“ToyWiz”), a company run by a director of the Company, to monetize the ToyWiz website. Under the terms of such agreement, ToyWiz is paid 50% of the advertising revenue attributable to the ToyWiz site, with a minimum guarantee of $5,000 per month. This agreement is no longer in effect.

On September 1, 2012, the Company entered into an agreement with ROAR, LLC (“ROAR”), an entity which is partially owned by a director of the Company. ROAR agrees to provide the Company strategic management consulting services. The term is for three (3) months and following the initial three (3) months, month to month thereafter. The Company agrees to compensate ROAR with a $7,500 per month payment ($5,000 per month in 2013) and a 10% commission on any contractual introduction for business development introduced by ROAR.

Effective April 22, 2013, the Company entered into that certain commercial real estate lease, as lessee, with Bristol Capital, LLC, a Delaware limited liability company (“Bristol”), and 225 California Street, LLC, a California limited liability company (“225 California”), as lessors, for new office space located in El Segundo, California (the “Lease”), with each of Bristol and 225 California holding an undivided 50% tenant-in-common interest. Bristol and 225 California are managed by a member of the Board and the Company’s Chief Executive Officer, respectively. Pursuant to the Lease, the Company shall pay base rent of $6,900 per month and an initial security deposit of $13,800 was required. The Company’s entering into the Lease was approved by the disinterested members of the Board. In September 2014, the Company terminated the Lease without penalty and is no longer obligated for future payments.

Effective April 1, 2014, the Company entered into an agreement with Bristol pursuant to which Bristol agrees to provide the Company strategic management consulting services. The term of the agreement is month to month and Bristol shall receive a payment of $5,000 per month.

Bristol and ROAR each received a 2.5% profits participation and ownership interest in CONtv.

Effective December 29, 2014, the Company and a member of the Board formed Wiz Wizard, LLC in the State of Delaware. The Company and the member of the Board each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis.

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

As of March 13, 2015, the Board determined that the following directors are independent under these standards:

John Maatta, Greg Suess and Vadim Mats.

The Company has a standing Compensation Committee, a standing Audit Committee and a standing Nominating and Corporate Governance Committee. As of March 13, 2015, the Board has determined that all members of the Compensation Committee are independent, Mr. Mats is an independent member of the Audit Committee, and Messrs. Suess and Maatta are independent members of the Nominating and Corporate Governance Committee.

Item 14. Principal Accountant Fees and Services.

Audit Fees

(a) The aggregate fees billed by Li & Company, P.C. for the audit of the Company’s financial statements for the fiscal years ended December 31, 2014 and 2013, were $65,000 and $63,000, respectively.

Audit Related Fees

(b) Li & Company, P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2014 and 2013, respectively.

Tax Fees

(c) The aggregate fees billed by Li & Company, P.C. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2014 and $0 for the fiscal year ended December 31, 2013.

All Other Fees

(d) Li & Company, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2014 and 2013, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Purchase and Share Exchange Agreement, dated November 5, 2010, by and among GoEnergy, Inc., Strato Malamas, an individual and the majority stockholder of GoEnergy, Inc., Kick the Can Corp., a Nevada corporation, Kicking the Can, L.L.C., a Delaware limited liability company and the majority shareholder of Kick the Can Corp., and certain shareholders of Kick the Can Corp. that are signatories thereto (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2010).

3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).

3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).

3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).

4.1	Form of 2011 Series A Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

4.2	Form of Convertible Promissory Note, dated August 19, 2011 (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2011).

4.3	Form of Series A Common Stock Purchase Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

4.4	Form of Senior Convertible Debenture (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.1	Director Agreement, dated January 18, 2011, by and between GoEnergy, Inc. and Vadim Mats (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2011).

10.2	Director Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.3	Consultant Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.4	Form of 2011 Series A Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

10.5	Director Agreement, dated May 9, 2011, by between Wizard World, Inc. and Greg Suess (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2011).

10.6	2011 Stock Incentive and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011)

10.7	Amendment to the 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2011).

10.8	2011 Amended and Restated Stock Incentive and Award Plan. (as filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.9	Form of Non-Qualified Stock Option Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.10	Director Agreement, dated May 13, 2011, by and between Wizard World, Inc. and John M. Macaluso (as filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.11	Director Agreement, dated May 25, 2011, by and between Wizard World, Inc. and John Maatta (as filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.12	Employment Agreement, dated May 25, 2011, by and between Wizard World, Inc. and Gareb Shamus (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2011).

10.13	Form of Subscription Agreement, dated August 19, 2011 (as filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.14	Office Service Agreement, dated January 18, 2011, by and between Kick the Can Corp. and NYC Office Suites (as filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.15	Internet Domain Name Assignment Agreement, dated January 2011, by and between Gareb Shamus Enterprises, Inc. and Kick the Can Corp. (as filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.16	Mid-Ohio Acquisition Agreement, dated November 13, 2010, by and between Kicking the Can L.L.C and GCX Holdings LLC (as filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 16, 2011).

10.17	Form of Senior Convertible Debenture, dated December 6, 2011 (as filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.18	Subscription Agreement, dated December 21, 2011, by and between the Company and the Michael Mathews 2011 Children’s GRAT (as filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.19	Consultant Agreement, dated March 23, 2011, between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

10.20	Employment Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.21	Option Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.22	Indemnification Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.23	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.24	Second Amended and Restated 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2012).

10.25	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.26	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.27	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.28	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.29	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.30	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.31	Form of Commercial Real Estate Lease by and between Bristol Capital, LLC and 225 California Street, LLC, as lessors, and Wizard World, Inc., as lessee (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013).

10.32	Amended and Restated Employment Agreement, dated September 16, 2014, by and between Wizard World, Inc. and John Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2014)

10.33	2011 Third Amended and Restated Stock Incentive and Award Plan. (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2014)

17.1	Letter of Resignation from Michael Mathews, dated October 10, 2012 (as filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 18, 2012).

21.1	Subsidiaries*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: March 17, 2015	By:	/s/ John M. Macaluso
	Name:	John M. Macaluso
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Macaluso	Chief Executive Officer, Principal Executive	March 17, 2015
John M. Macaluso	Officer, Principal Financial Officer, Principal
Accounting Officer, Chairman of the Board

/s/ John Maatta	Director	March 17, 2015
John Maatta

/s/ Vadim Mats	Director	March 17, 2015
Vadim Mats

/s/ Greg Suess	Director	March 17, 2015
Greg Suess

/s/ Paul L. Kessler	Director	March 17, 2015
Paul L. Kessler

/s/ Kenneth Shamus	Director	March 17, 2015
Kenneth Shamus

Wizard World, Inc.

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Wizard World, Inc.

We have audited the accompanying consolidated balance sheets of Wizard World, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
March 17, 2015

Wizard World, Inc.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

Assets
Current Assets
Cash	$5,790,724	$3,633,846
Accounts receivable, net	-	17,757
Inventory	-	27,002
Prepaid expenses	1,977,360	620,188
Total Current Assets	7,768,084	4,298,793

Property and equipment, net	264,742	50,960

Investment	24,997	-

Investment in CONtv joint venture	117,507	-

Security deposit	20,066	34,800

Total Assets	$8,195,396	$4,384,553

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,594,341	$1,230,799
Unearned convention revenue	2,022,235	861,627
Due to CONtv joint venture	313,412	-

Total Current Liabilities	3,929,988	2,092,426

Total Liabilities	3,929,988	2,092,426

Commitments and contingencies

Stockholders’ Equity
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated
Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 51,358,386 and 51,104,024 shares issued and outstanding, respectively	5,137	5,111
Additional paid-in capital	16,021,400	15,043,762
Accumulated deficit	(11,761,129)	(12,756,746)
Total Stockholders’ Equity	4,265,408	2,292,127

Total Liabilities and Stockholders’ Equity	$8,195,396	$4,384,553

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2014	December 31, 2013

Convention revenue	$23,060,178	$11,186,134

Cost of revenue	14,768,763	6,921,044

Gross margin	8,291,415	4,265,090

Operating expenses
Compensation	4,452,461	1,892,894
Consulting fees	419,162	1,040,925
General and administrative	1,951,630	987,766

Total operating expenses	6,823,253	3,921,585

Income from operations	1,468,162	343,506

Other income (expenses)
Interest expense	(11,798)	(10,288)
Change in the fair value of derivative liabilities	-	(3,970,952)
Loss on CONtv joint venture	(460,747)	-

Other income (expenses), net	(472,545)	(3,981,240)

Income (loss) before income tax provision	995,617	(3,637,735)

Income tax provision	-	-

Net income (loss)	995,617	(3,637,735)

Deemed dividend on Series A Convertible Preferred Stock	-	(242,482)

Net income (loss) attributable to common stockholders	$995,617	$(3,880,217)

Earnings per share
Basic	$0.02	$(0.09)
Diluted	$0.02	$(0.09)

Weighted average common shares outstanding - basic	51,294,175	41,367,509
Weighted average common shares outstanding - diluted	55,584,150	41,367,509

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2014 and 2013

							Total
	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2012	39,101	$4	35,794,878	$3,580	$5,119,726	$(8,876,529)	$(3,753,219)

Conversion of preferred shares, warrants and accrued dividends	(39,101)	(4)	15,309,146	1,531	627,997		629,524

Extinguishment of derivative liability associated with conversion of preferred shares, warrants and accrued dividends					8,754,987		8,754,987

Stock issuance costs					(120,750)		(120,750)

Share-based compensation					661,802		661,802

Deemed dividend						(242,482)	(242,482)

Net loss						(3,637,735)	(3,637,735)

Balance - December 31, 2013	-	$-	51,104,024	$5,111	$15,043,762	$(12,756,746)	$2,292,127

Settlement of liability			250,000	25	103,725		103,750

Share-based compensation			16,862	2	873,912		873,914

Cancellation of shares erroneously issued			(12,500)	(1)	1		-

Net income						995,617	995,617

Balance - December 31, 2014	-	$-	51,358,386	$5,137	$16,021,400	$(11,761,129)	$4,265,408

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2014	December 31, 2013

Cash Flows From Operating Activities:
Net income (loss)	$995,617	$(3,637,735)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	45,493	7,296
Change in fair value of derivative liabilities	-	3,970,952
Share based payments	873,914	661,802
Changes in operating assets and liabilities:
Accounts receivable	17,757	22,788
Inventory	27,002	(27,002)
Prepaid expenses	(1,357,173)	(358,155)
Security deposit	14,734	(19,680)
Accounts payable and accrued liabilities	467,293	426,004
Unearned convention revenue	1,160,608	685,435

Net Cash Provided by Operating Activities	2,245,245	1,731,705

Cash Flows from Investing Activities:
Purchase of property and equipment	(259,275)	(54,919)
Investment in CONtv joint venture - net	195,905	-
Investment	(24,997)	-

Net Cash Used In Investing Activities	(88,367)	(54,919)

Net change in cash	2,156,878	1,676,786

Cash at beginning of reporting period	3,633,846	1,957,060

Cash at end of reporting period	$5,790,724	$3,633,846

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$575,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of accrued dividends to common stock	$-	$629,524
Conversion of preferred stock to common stock	$-	$100,000
Extinguishment of derivative liability	$-	$8,754,987
Restructure costs billed but unpaid	$-	$120,750
Issuance of common stock for settlement of accrued liabilities	$103,750	$-
Deemed dividend	$-	$242,482

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

December 31, 2014 and 2013

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

Wiz Wizard, LLC

Effective December 29, 2014, the Company and a member of the Board of Directors (the “Board”) of the Company formed Wiz Wizard, LLC in the State of Delaware. The Company and the member of the Board each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

KTC Corp.	The State of Nevada, U.S.A.	September 20, 2010	100%

Kicking the Can L.L.C.	The State of Delaware, U.S.A.	April 17, 2009	100%

Wizard Conventions, Inc.	The State of New York, U.S.A.	February 28, 1997	100%

Wizard World Digital, Inc.	The State of Nevada, U.S.A.	March 18, 2011	100%

CON TV LLC	The State of Delaware, U.S.A.	August 27, 2014	47.5%

Wiz Wizard, LLC	The State of Delaware, U.S.A.	December 29, 2014	50%

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

The Company had no bad debt expense for the reporting period ended December 31, 2014 or 2013.

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

There was no inventory obsolescence at December 31, 2014 or 2013.

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

Investment in CONTV

On August 27, 2014, the Company entered into a Joint Venture and executed an Operating Agreement with Cinedigm Entertainment Corp., ROAR, LLC (a related party controlled by a member of the Board) and Bristol Capital, LLC (a related party controlled by a member of the Board). The Company owns a 47.50% interest in the newly formed entity, CON TV LLC. The Company is accounting for the interest in the joint venture utilizing the equity method of accounting. For the period from August 27, 2014 (the date of formation) to December 31, 2014, the Company recognized $460,747 in losses from the venture.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b.) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Pursuant to ASC Section 718-10-20, an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

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

Pursuant to ASC Paragraph 718-10-55-21, if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in Paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) a company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) a company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) a company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25, a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to Paragraph 718-10-S99-1, if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28, a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3, the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8, the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11, share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) the date at which the counterparty’s performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent PPM, or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21, if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in Paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25, a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to Paragraph 718-10-S99-1, if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28, a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Deferred Tax Assets and Income Taxes Provision

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

During the year ended December 31, 2014, the Company partially utilized all NOL carry-forwards and has prepaid $575,000 in taxes payable.

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to ASC Paragraph 740-10-50-15.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23, diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of Paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: (a.) exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued, (b.) the proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See Paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.), and (c.) the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Stock options	9,680,000	3,650,000

Total contingent shares issuance arrangement, stock options or warrants	9,680,000	3,650,000

There were approximately 55,584,150 and 41,367,509 potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended December, 2014 and 2013, respectively. The potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended December, 2013 were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).

2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2014	December 31, 2013	Estimated Useful Life
Computer Equipment	$27,743	16,544	3 years
Equipment	244,150	7,175	5 years
Furniture & Fixtures	48,951	37,850	7 years
	320,844	61,569
Less: Accumulated depreciation and amortization	(56,102)	(10,609)
	$264,742	$50,960

(i) Impairment

The Company completed its annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense was $45,493 and $7,296 for the Year Ended December 31, 2014 and 2013, respectively.

Note 4 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Bristol Capital, LLC	An entity owned and controlled by a member of the Board.

225 California Street, LLC	An entity owned and controlled by significant stockholder and Chief Executive Officer of the Company.

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2015	$82,800

2016	82,800

2017	82,800

2018	82,800

2019	82,800

2020	20,700

$434,700

In September 2014, the Company terminated the Lease and is no longer obligated for further payments under the Lease.

Note 5 – Commitments and Contingencies

Amended and Restated Employment Agreement

On September 16, 2014, the Company entered into an amended and restated employment agreement (the “Employment Agreement”) with Mr. John Macaluso (“Mr. Macaluso”) pursuant to which Mr. Macaluso shall continue to serve as the Company’s President and Chief Executive Officer. The initial term of the Employment Agreement commenced on September 16, 2014 (the “Commencement Date”) and shall expire on March 18, 2018 (the “Initial Term”). The Initial Term will be automatically extended for additional terms of one (1) year each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Mr. Macaluso gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current Term.

During the Term, the Company will pay Mr. Macaluso a base salary of $41,666.67 per month (the “Base Salary”). In addition, subject to the terms and conditions of the Employment Agreement, Mr. Macaluso will receive an annual bonus equal to the following, calculated cumulatively: (i) when the Company achieves annual Adjusted EBITDA (as defined in the Employment Agreement) of between $1.00 and $1,000,000, Mr. Macaluso shall receive a cash bonus of 30% of such annual Adjusted EBITDA; (ii) when the Company achieves annual Adjusted EBITDA of between $1,000,001 and $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 20% of such annual Adjusted EBITDA which exceeds $1,000,000; and (iii) when the Company achieves annual Adjusted EBITDA greater than $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 10% of such annual Adjusted EBITDA which exceeds $2,000,000. Mr. Macaluso shall also be entitled to a monthly car allowance of $1,200. The above bonus calculation resulted in an expense of $570,832 recorded on the consolidated statement of operations.

As discussed below in Note 6, the Company also granted to Mr. Macaluso 2,700,000 options to purchase shares of the Company’s common stock, par value $0.0001 per share.

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

Operating Lease

Effective July 17, 2014, the Company entered into a sublease, as lessee, with Ironclad Performance Wear Corporation, for new space located in El Segundo, California (the “Sublease”). The term of the Lease is for one year and ten (10) months commencing on September 1, 2014. Pursuant to the Sublease, the Company shall pay base rent of $11,132 per month and an initial security deposit of $11,466 is required.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2015	$133,584

2016	66,792

$200,376

Note 6 – Stockholders’ Equity

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

In connection with the closing, and pursuant to mandatory conversion features of those certain Senior Convertible Debentures in the aggregate amount of $325,000, issued on December 6, 2011, such debentures were mandatorily converted into shares of Series A Preferred Stock and Warrants upon the same terms of the offering. A total of 3,250 shares of Series A Preferred and 162,500 Warrants were issued by the Company to the debenture investors pursuant to the mandatory conversion.

The Company paid $142,250 in stock issuance costs to complete the convertible preferred stock and warrant raise. In addition, the Company issued 206,250 Warrants to the placement agent. The Warrants were recorded as stock issuance costs.

On April 27, 2012, the Company entered into Subscription Agreements with certain subscribers for the issuance and sale of (i) $725,000 (7,250 shares) in shares of Series A Preferred with the rights and preferences set forth in the Amended and Restated Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share, and (ii) 362,500 Warrants. The Series A Preferred is convertible into shares of the Company’s common stock, par value $0.0001 per share, at a per share conversion price of $0.40, subject to adjustment, and the Warrants are exercisable to purchase shares of the Company’s common stock at a per share exercise price of $0.60, subject to adjustment.

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

On August 21, 2013, the holders of the Series A Preferred converted all outstanding Series A Preferred into approximately 9.5 million shares of the Company’s common stock, par value $0.0001 per share. In addition, the holders of the Series A Preferred and certain other shareholders exchanged approximately 8.0 million outstanding Warrants for approximately 4.0 million shares of common stock. In connection with the conversion of the Series A Preferred, the Company issued approximately 1.6 million shares of common stock as payment for accrued and unpaid dividends.

Common Stock

On March 23, 2011, the Company entered into a Consulting Agreement with Mr. Mathews pursuant to which Mr. Mathews agreed to, among other things, develop a digital platform for the Company and establish digital planning systems. The term of such agreement was for a four (4) year period. As compensation for his services, Mr. Mathews was to receive one million (1,000,000) restricted shares of the Company’s common stock, issuable in four yearly installments. On February 27, 2014, Mr. Mathews and the Company formally terminated the Consulting Agreement effective October 10, 2012. The Company and Mr. Mathews agreed to waive all compensation, fees, and penalties except for the 250,000 shares of the Company’s common stock that was due to Mr. Mathews. As of December 31, 2013, the Company has an accrued liability in the amount of $103,750 relating to this issuance. On March 12, 2014, the Company issued Mr. Mathews 250,000 shares of the Company’s common stock to satisfy the accrued liability.

During the year ended December 31, 2014, the Company cancelled 12,500 shares of common stock that were issued in error during the year ended December 31, 2013.

On December 4, 2014, the Board resolved to authorize the issuance of 16,862 shares of common stock to a strategic partner of the Company. The shares are fully vested at issuance, valued at $0.76 per share on the date of issuance and the Company recorded an expense of $12,815 as a result of the fully vested issuance.

Equity Incentive Plan

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

On July 9, 2012, the Board approved by unanimous written consent an amendment to Section 4 of the Plan solely to increase the number of authorized shares subject to the Plan from 5,000,000 shares to 7,500,000 shares of common stock.

On September 25, 2014, the Board approved an amendment to the Plan to increase the number of authorized shares subject to the Plan from 7,500,000 to 15,000,000 shares of common stock.

The Plan shall be administered by a committee consisting of two or more independent, non-employee and outside directors (the “Committee”). In the absence of such a Committee, the Board of the Company shall administer the Plan.

Each Option shall contain the following material terms:

(i)	the exercise price, which shall be determined by the Committee at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the common stock is listed or quoted, as applicable) of the common stock of the Company, provided that if the recipient of the (as defined in the Plan) owns more than ten percent (10%) of the total combined voting power of the Company, the exercise price shall be at least 110% of the Fair Market Value;

(ii)	the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than five (5) years after the date such Option is granted, and provided further that with respect to an Incentive Option (as defined in the Plan), if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

(iii)	subject to acceleration in the event of a Change of Control of the Company (as further described in the Plan), the period during which the Options vest shall be designated by the Committee or, in the absence of any Option vesting periods designated by the Committee at the time of grant, shall vest and become exercisable in equal amounts on each fiscal quarter of the Company through the four (4) year anniversary of the date on which the Option was granted;

(iv)	no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient; and

(v)	with respect to Incentive Options, the aggregate Fair Market Value of common stock exercisable for the first time during any calendar year shall not exceed $100,000.

Each award of Restricted Stock (as defined in the Plan) is subject to the following material terms:

(i)	no rights to an award of Restricted Stock is granted to the intended recipient of Restricted Stock unless and until the grant of Restricted Stock is accepted within the period prescribed by the Committee;

(ii)	Restricted Stock shall not be delivered until they are free of any restrictions specified by the Committee at the time of grant;

(iii)	recipients of Restricted Stock have the rights of a stockholder of the Company as of the date of the grant of the Restricted Stock;

(iv)	shares of Restricted Stock are forfeitable until the terms of the Restricted Stock grant have been satisfied or the employment with the Company is terminated; and

(v)	the Restricted Stock is not transferable until the date on which the Committee has specified such restrictions have lapsed.

Stock Options

On January 16, 2014, the Board resolved to authorize the issuance of 10,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.40 and expire five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded and expense of $3,324 as a result of the fully vested issuance.

On April 2, 2014, the Board resolved to authorize the issuance of 20,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.44 per share and expire five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $9,207 as a result of the fully vested issuance.

On June 26, 2014, the Board resolved to authorize the issuance of 30,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.57 per share and expire five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $15,866 as a result of the fully vested issuance.

On August 26, 2014, the Board resolved to authorize the issuance of 30,000 stock options to a strategic partner of the Company. The options vest over a two year period, are exercisable at $0.83 per share and expire five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $824 for the quarter ended December 31, 2014.

On August 26, 2014, the Board resolved to authorize the issuance of 30,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.83 per share and expire five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $17,187 as a result of the fully vested issuance.

On April 29, 2014, the Board approved the granting to each of the five non-employee members of the Board on May 9, 2014, a non-qualified stock option to purchase up to three hundred thousand (300,000) shares of the Company’s common stock. The exercise price for such options is $0.64. Such options are exercisable for period of five (5) years from the date of issuance and such option shall vest in equal amounts over a period of three (3) years at the rate of twenty-five thousand (25,000) shares per fiscal quarter at the end of such quarter, commencing in the quarter ended June 30, 2014, and pro-rated for the number of days each non-employee member of the Board serves on the Board during such fiscal quarter. The amount of compensation to the Board recognized during the nine month reporting period was $112,931.

Pursuant to an amended and restated employment agreement with Mr. John Macaluso as discussed above in Note 5, the Company granted Mr. Macaluso 2,700,000 options to purchase shares of the Company’s common stock, par value $0.0001 per share. The options shall vest as follows: (i) 900,000 of the options shall vest quarterly over the period beginning on March 19, 2015 and ending March 18, 2016, at an exercise price of $1.00 per share; (ii) 900,000 of the options shall vest quarterly over the period beginning on March 19, 2016 and ending March 18, 2017, at an exercise price of $1.25 per share; and (iii) 900,000 of the options which shall vest quarterly over the period beginning on March 18, 2017 and ending March 18, 2018, at an exercise price of $1.50 per share. The amount of compensation to Mr. Macaluso recognized during the reporting period was $242,186.

On October 6, 2014, the Company issued 15,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.87 per share and expire five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $8,718 as a result of the fully vested issuance.

On November 1, 2014, the Company issued 15,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.94 per share and expire five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $9,324 as a result of the fully vested issuance.

On November 10, 2014, the Company issued 15,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.78 and expire five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $7,717 as a result of the fully vested issuance.

On November 22, 2014, the Company issued 15,000 stock options to a strategic partner of the Company. The options are fully vested at issuance, exercisable at $0.76 per share and expire five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $7,496 as a result of the fully vested issuance.

On December 24, 2014, pursuant to the Plan, the Company issued 882,500 options to thirty-four employees. The options shall vest over a period of five years, are exercisable at $0.87 per share and expire five years from the date of issuance. The Company valued the issuance using a Black-Scholes option pricing model, and recorded an expense of $9,899 as a result of the vested portion since issuance.

The following assumptions were utilized: vesting: immediate - five years; fair value of the common stock: $0.35 - $1.03; exercise price: $0.40 - $1.50; volatility: 136% - 176%; dividend rate: 0%; risk-free interest rate: 1.63% - 1.80%.

On September 25, 2014, the Board approved an amendment to the Plan to increase the number of authorized shares subject to the Plan from 7,500,000 to 15,000,000 shares of common stock.

Note 7 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 8 – Income Tax Provision

Deferred Tax Assets

At December 31, 2014, the Company has available for federal income tax purposes a NOL carry-forwards of approximately $742,000 that may be used to offset future taxable income through the fiscal year ending December 31, 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $313,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $305,000.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance decreased by approximately $92,000 and increased by approximately $82,000 for the year ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company utilized approximately $816,000 of its NOL carry-forwards and made $575,000 in estimated payments.

Components of deferred tax assets are as follows:

	December 31, 2014	December 31, 2013
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$252,000	$405,000
Less valuation allowance	(252,000)	(405,000)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

