Form 10-Q
period 2015-03-31
Wizard World, Inc.
filed 2015-05-15
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

As of May 14, 2015, there were 51,358,386 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

March 31, 2015 and 2014

3

Wizard World, Inc.

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)

Assets

Current Assets
Cash	$5,290,924	$5,790,724
Accounts receivable, net	5,791	-
Prepaid expenses	2,455,371	1,977,360
Total Current Assets	7,752,086	7,768,084

Property and equipment, net	269,929	264,742

Investment	24,997	24,997

Investment in CONtv joint venture	841,033	117,507

Security deposit	21,066	20,066

Total Assets	$8,909,111	$8,195,396

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$2,559,456	$1,594,341
Unearned convention revenue	1,591,952	2,022,235
Due to CONtv joint venture	1,103,683	313,412

Total Current Liabilities	5,255,091	3,929,988

Total Liabilities	5,255,091	3,929,988

Commitments and contingencies

Stockholders’ Equity
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 51,358,386 shares issued and outstanding	5,137	5,137
Additional paid-in capital	16,391,953	16,021,400
Accumulated deficit	(12,743,070)	(11,761,129)
Total Stockholders’ Equity	3,654,020	4,265,408

Total Liabilities and Stockholders’ Equity	$8,909,111	$8,195,396

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Convention revenue	$6,101,429	$5,173,198

Cost of revenue	4,582,164	3,260,027

Gross margin	1,519,265	1,913,171

Operating expenses
Compensation	1,389,454	757,168
Consulting fees	130,391	64,924
General and administrative	549,885	398,877

Total operating expenses	2,069,730	1,220,969

Income (loss) from operations	(550,465)	692,202

Other income (expenses)
Interest expense	-	(161)
Loss on CONtv joint venture	(431,476)	-

Other income (expenses), net	(431,476)	(161)

Income (loss) before income tax provision	(981,941)	692,041

Income tax provision	-	-

Net income (loss)	(981,941)	692,041

Deemed dividend on Series A Convertible Preferred Stock	-	-

Net income (loss) attributable to common stockholders	$(981,941)	$692,041

Earnings per share
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

Weighted average common shares outstanding - basic	51,358,386	51,156,802
Weighted average common shares outstanding - diluted	51,358,386	55,629,302

See accompanying notes to the consolidated financial statements

 Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$(981,941)	$692,041
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	25,881	3,830
Loss on JV-CONtv	431,476
Share based payments	370,553	102,963
Changes in operating assets and liabilities:
Accounts receivable	(5,791)	(357,982)
Prepaid expenses	(478,012)	(688,770)
Security deposit	(1,000)	11,400
Accounts payable and accrued liabilities	965,116	75,569
Unearned convention revenue	(430,283)	4,719

Net Cash Used in Operating Activities	(104,001)	(156,230)

Cash Flows from Investing Activities:
Purchase of property and equipment	(31,068)	(13,984)
Investment in CONtv joint venture - net	(364,731)	-

Net Cash Used In Investing Activities	(395,799)	(13,984)

Net change in cash	(499,800)	(170,214)

Cash at beginning of reporting period	5,790,724	3,633,846

Cash at end of reporting period	$5,290,924	$3,463,632

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for settlement of accrued liabilities	$-	$103,750

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

March 31, 2015 and 2014

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

Wiz Wizard, LLC

On December 29, 2014, the Company and a member of the Board of Directors (the “Board”) of the Company formed Wiz Wizard, LLC (“Wiz Wizard”) under the laws of the State of Delaware. The Company and the member of the Board each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. The Company consolidates its 50% equity interest and reports the remaining 50% equity interest owned by a member of the Board as the non-controlling interest in Wiz Wizard as the management of the Company believes that the Company has the control of Wiz Wizard.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 17, 2015.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iv)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification (“ASC”) to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10, all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

All inter-company balances and transactions have been eliminated. As of March 31, 2015, the non-controlling interest in Wiz Wizard was deemed immaterial to separately disclose on the Consolidated Balance Sheet.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments and Paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the ASC for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20, if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to ASC Paragraph 310-10-35-47, trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts.. The Company follows ASC Paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to ASC Paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) the amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to ASC Paragraph 310-10-35-41, credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company had no bad debt expense for the reporting period ended March 31, 2015 or 2014.

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

Investments - Cost Method, Equity Method and Joint Venture

The Company accounts for investments in common stock or in-substance common stock (or both common stock and in-substance common stock) of an investee of which the Company has significant influence (see Paragraph 323-10-15-6) in the operating or financial policies even though the Company holds 50% or less of the common stock or in-substance common stock, in accordance with sub-topic 323-10 of the FASB ASC (“Sub-topic 323-10”).

Method of Accounting

Investments held in stock of entities other than subsidiaries, namely corporate joint ventures and other non-controlled entities usually are accounted for by one of three methods (i) the fair value method (addressed in Topic 320), (ii) the equity method (addressed in Topic 323), or (iii) the cost method (addressed in Subtopic 325-20). Pursuant to Paragraph 323-10-05-5, the equity method tends to be most appropriate if an investment enables the investor to influence the operating or financial policies of the investee.

The Ability to Exercise Significant Influence

Pursuant to Paragraph 323-10-15-6, the ability to exercise significant influence over operating and financial policies of an investee may be indicated in several ways, including but limited to the following: (a.) representation on the board of directors, (b.) participation in policy-making processes, (c.) material intra-entity transactions, (d.) interchange of managerial personnel, and (e.) technological dependency. Pursuant to Paragraph 323-10-15-8, an investment (direct or indirect) of 20 percent or more of the voting stock of an investee shall lead to a presumption that in the absence of predominant evidence to the contrary an investor has the ability to exercise significant influence over an investee. Conversely, an investment of less than 20 percent of the voting stock of an investee shall lead to a presumption that an investor does not have the ability to exercise significant influence unless such ability can be demonstrated.

Initial and Subsequent Measurement

Pursuant to Paragraph 323-10-30-2, an investor shall measure an investment in the common stock of an investee (including a joint venture) initially at cost in accordance with the guidance in Section 805-50-30. An investor shall initially measure, at fair value, a retained investment in the common stock of an investee (including a joint venture) in a deconsolidation transaction in accordance with Paragraphs 810-10-40-3A through 40-5.

Pursuant to Section 323-10-35, under the equity method, an investor shall recognize its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend. An investor shall adjust the carrying amount of an investment for its share of the earnings or losses of the investee after the date of investment including adjustments similar to those made in preparing consolidated financial statements and shall report the recognized earnings or losses in income. An investor’s share of losses of an investee may equal or exceed the carrying amount of an investment accounted for by the equity method plus advances made by the investor. An equity method investor shall continue to report losses up to the investor’s investment carrying amount, including any additional financial support made or committed to by the investor and the investor ordinarily shall discontinue applying the equity method if the investment (and net advances) is reduced to zero and shall not provide for additional losses unless the investor has guaranteed obligations of the investee or is otherwise committed to provide further financial support for the investee. If the investee subsequently reports net income, the investor shall resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended. If a series of operating losses of an investee or other factors indicate that a decrease in value of the investment has occurred that is other than temporary the loss in value of an investment that is other than a temporary decline shall be recognized. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. However, a decline in the quoted market price below the carrying amount or the existence of operating losses alone is not necessarily indicative of a loss in value that is other than temporary.

Disclosure

Pursuant to Paragraph 323-10-50-3, all of the following disclosures generally shall apply to the equity method of accounting for investments in common stock:

a.	Financial statements of an investor shall disclose all of the following parenthetically, in notes to financial statements, or in separate statements or schedules: (1) the name of each investee and percentage of ownership of common stock. (2) The accounting policies of the investor with respect to investments in common stock. Disclosure shall include the names of any significant investee entities in which the investor holds 20 percent or more of the voting stock, but the common stock is not accounted for on the equity method, together with the reasons why the equity method is not considered appropriate, and the names of any significant investee corporations in which the investor holds less than 20 percent of the voting stock and the common stock is accounted for on the equity method, together with the reasons why the equity method is considered appropriate. (3) The difference, if any, between the amount at which an investment is carried and the amount of underlying equity in net assets and the accounting treatment of the difference.

b.	For those investments in common stock for which a quoted market price is available, the aggregate value of each identified investment based on the quoted market price usually shall be disclosed.

c.	If investments in common stock of corporate joint ventures or other investments accounted for under the equity method are, in the aggregate, material in relation to the financial position or results of operations of an investor, it may be necessary for summarized information as to assets, liabilities, and results of operations of the investees to be presented in the notes or in separate statements, either individually or in groups, as appropriate.

d.	Conversion of outstanding convertible securities, exercise of outstanding options and warrants, and other contingent issuances of an investee may have a significant effect on an investor’s share of reported earnings or losses. Accordingly, material effects of possible conversions, exercises, or contingent issuances shall be disclosed in notes to financial statements of an investor.

Investment in CONTV

On August 27, 2014, the Company entered into a joint venture and executed an Operating Agreement with Cinedigm Entertainment Corp. (“Cinedigm”), ROAR, LLC (a related party controlled by a member of the Board) (“ROAR”) and Bristol Capital, LLC (a related party controlled by a member of the Board) (“Bristol Capital”). The Company owns a 47.50% interest in the newly formed entity, CON TV LLC. The Company is accounting for the interest in the joint venture utilizing the equity method of accounting. For the three months ended March 31 2015, the Company recognized $431,476 in losses from this venture.

Related Parties

The Company follows Subtopic 850-10 of the ASC for the identification of related parties and disclosure of related party transactions.

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

Commitments and Contingencies

The Company follows Subtopic 450-20 of the ASC to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Revenue Recognition and Cost of Revenues

The Company follows Paragraph 605-10-S99-1 of the FASB ASC for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Unearned convention revenue is deposits received for conventions that have not yet taken place, which are fully or partially refundable depending upon the terms and conditions of the agreements.

The Company recognizes cost of revenues in the period in which the revenues was earned. In the event the Company incurs cost of revenues for conventions that are yet to occur, the Company records such amounts as prepaid expenses and such prepaid expenses are expensed during the period the convention takes place.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the ASC (“ASC Topic 718”).

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

Pursuant to ASC Paragraph 718-10-55-21, if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in Paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to ASC Paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) a company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) a company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) a company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25, a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to ASC Paragraph 718-10-S99-1, if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-28, a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of sub-topic 505-50 of the ASC (“Sub-topic 505-50”).

Pursuant to ASC Paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of ASC Paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC Paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to ASC Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Pursuant to ASC Paragraph 718-10-55-21, if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in ASC Paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the ASC, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25, a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to ASC Paragraph 718-10-S99-1, if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-28, a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Deferred Tax Assets and Income Taxes Provision

The Company accounts for income taxes under Section 740-10-30 of the ASC. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted Section 740-10-25 of the ASC (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

During the year ended December 31, 2014, the Company partially utilized all NOL carry-forwards and has prepaid $575,000 in taxes payable. During the three months ended March 31, 2015, the Company recognized additional losses.

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

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the ASC. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23, diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of ASC Paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see ASC Paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: (a.) exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued, (b.) the proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period (see ASC Paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.), and (c.) the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Interim Period Ended March 31, 2015	For the Interim Period Ended March 31, 2014

Stock options	9,680,000	4,472,500

Total contingent shares issuance arrangement, stock options or warrants	9,680,000	4,472,500

There were approximately 3,897,939 and 14,634 potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended March 31, 2015 and 2014, respectively.

Cash Flows Reporting

The Company adopted Paragraph 230-10-45-24 of the ASC for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (the “Indirect Method”) as defined by Paragraph 230-10-45-25 of the ASC to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the ASC for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the ASC, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

This guidance amends the existing ASC, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities have the option to apply the new guidance prospectively or retrospectively, and can choose early adoption. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of this guidance on the consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2015	December 31, 2014	Estimated Useful Life
Computer Equipment	$30,246	27,743	3 years
Equipment	272,715	244,150	5 years
Furniture & Fixtures	48,951	48,951	7 years
	351,912	320,844
Less: Accumulated depreciation and amortization	(81,982)	(56,102)
	$269,929	$264,742

(i) Impairment

The Company completed its annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense was $25,881 and $3,830 for the three months ended March 31, 2015 and 2014, respectively.

Note 4 – Investment in CONtv Joint Venture

On August 27, 2014, the Company entered into a joint venture and executed an Operating Agreement with Cinedigm, ROAR and Bristol Capital. The Company owns a 47.50% interest in the newly formed entity, CON TV LLC. The Company is accounting for the interest in the joint venture utilizing the equity method of accounting. For the three months ended March 31 2015, the Company recognized $431,476 in losses from this venture.

As of March 31, 2015, the investment in CONtv was as follows:

Investment in CONtv – December 31, 2014	$117,507
Investment into CONtv	1,155,002
Loss on CONtv for the three months ended March 31, 2015	(431,476)
Investment in CONtv – March 31, 2015	$841,033

As of March 31, 2015 and December 31, 2014, the Company has a due to CONtv joint venture of $1,103,683 and 313,412, respectively, an increase of $790,271.

Note 5 – Related Party Transactions

Related Parties

On September 1, 2012, the Company entered into an agreement with ROAR, an entity which is partially owned by a director of the Company. ROAR agrees to provide the Company strategic management consulting services. The term is for three (3) months and following the initial three (3) months, month to month thereafter. The Company agrees to compensate ROAR with a $7,500 per month payment ($5,000 per month in 2013) and a 10% commission on any contractual introduction for business development introduced by ROAR.

Effective April 1, 2014, the Company entered into an agreement with Bristol Capital pursuant to which Bristol Capital agrees to provide the Company strategic management consulting services. The term of the agreement is month to month and Bristol Capital shall receive a payment of $5,000 per month.

Bristol Capital and ROAR each received a 2.5% profits participation and ownership interest in CONtv.

On December 29, 2014, the Company and a member of the Board formed Wiz Wizard, LLC under the laws of the State of Delaware. The Company and the member of the Board each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis.

Note 6 – Commitments and Contingencies

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

During the Term, the Company will pay Mr. Macaluso a base salary of $41,666.67 per month (the “Base Salary”). In addition, subject to the terms and conditions of the Employment Agreement, Mr. Macaluso will receive an annual bonus equal to the following, calculated cumulatively: (i) when the Company achieves annual Adjusted EBITDA (as defined in the Employment Agreement) of between $1.00 and $1,000,000, Mr. Macaluso shall receive a cash bonus of 30% of such annual Adjusted EBITDA; (ii) when the Company achieves annual Adjusted EBITDA of between $1,000,001 and $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 20% of such annual Adjusted EBITDA which exceeds $1,000,000; and (iii) when the Company achieves annual Adjusted EBITDA greater than $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 10% of such annual Adjusted EBITDA which exceeds $2,000,000. Mr. Macaluso shall also be entitled to a monthly car allowance of $1,200. There was no bonus accrued during the three months ended March 31, 2015.

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2015(remainder)	$100,188

2016	66,792

$166,980

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended March 31, 2015 and 2014, included elsewhere in this report.

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

In addition, the Company through its subsidiary, Wiz Wizard, launched ComicConBox™ in April 2015. ComicConBox™ is a subscription-based premium monthly box service featuring collectibles, exclusives, toys, tech and gaming, licensed artwork, superior comics and apparel, Comic Con tickets, special VIP discounts and more, which will be shipped on or around the end of every month. The Company plans to continue to partner with major Comic Con related brands and celebrities to deliver a high quality and variation of products directly to the front doors of its subscribers.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
Convention revenue	$6,101,429	$5,173,198
Gross profit	$1,519,265	$1,913,171
Operating expenses	$(2,069,730)	$(1,220,969)
Income (loss) from operations	$(550,465)	$692,202
Other income (expenses)	$(431,476)	$(161)
Net income (loss) attributable to common shareholder	$(981,941)	$692,041
Income (loss) per common share – basic	$(0.02)	$0.01
Income (loss) per common share - diluted	$(0.02)	$0.01

Convention Revenue

Convention revenue was $6,101,429 for the three months ended March 31, 2015, as compared to $5,173,198 for the comparable period ended March 31, 2014, an increase of $928,231. The increase in convention revenue is primarily attributable to operating four more events during the three months ended March 31, 2015 for a total of seven events, as compared to running three events during the three months ended March 31, 2014. Average revenue generated per event in 2015 was $871,633 as compared to $1,724,399 during 2014. The decline in average revenue per show was primarily attributable to running four additional shows in new, developing markets during the three months ended March 31, 2015.

Gross Profit

Gross profit percentage decreased from a gross profit of 37% during the three months ended March 31, 2014, to a gross profit of 25% during the three months ended March 31, 2015. The Company produced seven events during the period ended March 31, 2015, as compared to three events during the comparable period ended March 31, 2014. The gross profit percentage decrease was attributable to running more advertising and marketing per event, increasing investment in the programming and increasing convention center build-out, in order to improve the fan experience at the Company’s events. These factors are coupled with operating four new shows during the three months ended March 31, 2015.

Operating Expenses

Operating expenses for the three months ended March 31, 2015, were $2,069,730, as compared to $1,220,969 for the three months ended March 31, 2014. The $848,761 increase is primarily attributable to a $632,286 increase in employee compensation. The Company’s employee count increased from 27 as of March 31, 2014 to 53 as of March 31, 2015 as a result of the Company expecting to operate more events in 2015.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2015, was $(550,465) as compared to income of $692,202 for the three months ended March 31, 2014. The decrease is primarily attributable to running more events with increased fixed costs during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. As a result of the Company increasing advertising and marketing per event and producing four new shows during the three months ended March 31, 2015, gross profit percentage decreased significantly. In addition, the Company is hiring more employees in order to service the expected increase in number of shows in 2015.

Other income (expenses)

Other income (expense) for the three months ended March 31, 2015, was $(431,476), as compared to $(161) for the three months ended March 31, 2014. The decrease is primarily attributable to the Company’s $431,476 loss on the CONtv joint venture with Cinedigm. The Company incurred these losses in connection with the launching of CONtv, which occurred during the three months ended March 31, 2015.

Net Income (Loss) Attributable to Common Shareholder

Net income (loss) attributable to common shareholder for three months ended March 31, 2015, was $(981,941) or income (loss) per share of $(0.02), as compared to $692,041 or income per share of $0.01, for the three months ended March 31, 2014.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2015, compared to December 31, 2014:

	March 31, 2015	December 31, 2014	Increase/Decrease
Current Assets	$7,752,086	$7,768,084	$(15,998)
Current Liabilities	$5,255,091	$3,929,988	$(1,325,103)
Working Capital	$2,496,995	$3,838,096	$(1,341,101)

At March 31, 2015, we had working capital of $2,496,995, as compared to a working capital of $3,838,096 at December 31, 2014, a decrease of $1,341,101. The decrease is primarily attributable to the Company recognizing a loss from operations during the three months ended March 31, 2015 coupled with the Company incurring a loss on the CONtv joint venture.

Net Cash

Net cash provided by (used in) operating activities for the three months ended March 31, 2015 and 2014, was $(104,001) and $(156,230), respectively. The net income (loss) for the three months ended March 31, 2015 and 2014 was $(981,941) and $692,041, respectively. The Company’s use of cash in operations for the current period is due primarily to the loss from operations incurred during the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, the Company had no off-balance sheet arrangements.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iv)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification (“ASC”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the ASC (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Revenue Recognition

The Company follows Paragraph 605-10-S99-1 of the ASC for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Unearned convention revenue is deposits received for conventions that have not yet taken place, which are fully or partially refundable depending upon the terms and conditions of the agreements.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of Section 718-10-30 of the ASC. Pursuant to Paragraph 718-10-30-6 of the ASC, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to Paragraph 718-10-50-2(f)(2)(ii) of the ASC, a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the ASC (“Sub-topic 505-50”).

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the ASC, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to Paragraph 718-10-50-2(f)(2)(ii) of the ASC, a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC Paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of ASC Paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC Paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this subtopic.

Pursuant to ASC Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 17, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2015, that were not otherwise disclosed in a Current Report on Form 8-K.

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

WIZARD WORLD, INC.

Date: May 15, 2015	By:	/s/ John Macaluso
	Name:	John Macaluso
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

