Form 10-Q
period 2015-06-30
Wizard World, Inc.
filed 2015-08-07
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2015

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

As of August 3, 2015, there were 51,368,386 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

June 30, 2015 and 2014

3

Wizard World, Inc.

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Current Assets
Cash	$4,559,223	$5,790,724
Accounts receivable, net	104,596	-
Inventory	6,714	-
Prepaid expenses	1,995,766	1,977,360
Total Current Assets	6,666,299	7,768,084

Property and equipment, net	234,129	264,742

Investment	24,997	24,997

Investment in CONtv joint venture	201,292	117,507

Security deposit	21,066	20,066

Total Assets	$7,147,783	$8,195,396

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilites	$3,320,390	$1,594,341
Unearned convention revenue	1,199,609	2,022,235
Unearned ConBox revenue	124,028	-
Due to CONtv joint venture	341,761	313,412

Total Current Liabilities	4,985,788	3,929,988

Total Liabilities	4,985,788	3,929,988

Commitments and contingencies

Stockholders’ Equity
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated
Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 51,368,386 and 51,358,386 shares issued and outstanding, respectively	5,138	5,137
Additional paid-in capital	16,708,596	16,021,400
Accumulated deficit	(14,545,953)	(11,761,129)
Total Stockholders’ Equity	2,167,781	4,265,408

Non-controlling interest	(5,786)	-

Total Liabilities and Stockholders’ Equity	$7,147,783	$8,195,396

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Convention revenue	$7,444,085	$7,110,940	$13,545,514	$12,284,138

ConBox revenue	132,309	-	132,309	-

Cost of revenue	6,838,712	4,348,167	11,420,876	7,608,194

Gross margin	737,682	2,762,773	2,256,947	4,675,944

Operating expenses
Compensation	1,386,211	1,295,859	2,775,665	2,053,027
Consulting fees	151,165	115,825	281,556	180,749
General and administrative	542,015	591,247	1,091,900	990,124

Total operating expenses	2,079,391	2,002,931	4,149,121	3,223,900

Loss (income) from operations	(1,341,709)	759,842	(1,892,174)	1,452,045

Other expenses
Interest expense	-	(139)	-	(300)
Loss on CONtv joint venture	(466,960)	-	(898,436)	-

Other expenses, net	(466,960)	(139)	(898,436)	(300)

(Loss) Income before income tax provision	(1,808,669)	759,703	(2,790,610)	1,451,744

Income tax provision	-	-	-	-

Net (loss) income	(1,808,669)	759,703	(2,790,610)	1,451,744

Net loss attributable to non-controlling interest	(5,786)	-	(5,786)	-

Net income (loss) attributable to common stockholders	$(1,802,883)	$759,703	$(2,784,824)	$1,451,744

Earnings per share
Basic	$(0.04)	$0.01	$(0.05)	$0.03
Diluted	$(0.04)	$0.01	$(0.05)	$0.03

Weighted average common shares outstanding - basic	51,363,221	51,341,524	51,365,789	51,243,527
Weighted average common shares outstanding - diluted	51,363,221	57,364,024	51,365,789	57,266,027

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$(2,790,610)	$1,451,744
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	53,225	7,624
Loss on CONtv joint venture	898,436
Share-based compensation	683,197	264,991
Changes in operating assets and liabilities:
Accounts receivable	(104,596)	(89,949)
Inventory	(6,714)	-
Prepaid expenses	(18,406)	(459,656)
Security deposit	(1,000)	11,400
Accounts payable and accrued liabilities	1,726,049	717,559
Unearned Conbox revenue	124,028	-
Unearned convention revenue	(822,626)	92,568

Net Cash (Used in) Provided by Operating Activities	(259,017)	1,996,281

Cash Flows from Investing Activities:
Purchase of property and equipment	(22,612)	(15,073)
Investment in CONtv joint venture - net	(953,872)	-

Net Cash Used In Investing Activities	(976,484)	(15,073)

Cash Flows from Financing Activities:
Proceeds from the exercise of options	4,000	-

Net Cash Provided By Financing Activities	4,000	-

Net change in cash	(1,231,501)	1,981,208

Cash at beginning of reporting period	5,790,724	3,633,846

Cash at end of reporting period	$4,559,223	$5,615,054

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for settlement of accrued liabilites	$-	$103,750

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

June 30, 2015 and 2014

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

Wiz Wizard, LLC

On December 29, 2014, the Company and a member of the Board of Directors (the “Board”) of the Company formed Wiz Wizard, LLC (“Wiz Wizard”) under the law of the State of Delaware. The Company and the member of the Board each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. The Company consolidates its 50% equity interest and reports the remaining 50% equity interest owned by a member of the Board as the non-controlling interest in Wiz Wizard as the management of the Company believes that the Company has the control of Wiz Wizard. In addition, the Company and Wiz Wizard, launched ComicConBox (“ConBox”) in April 2015. ConBox is a subscription-based premium monthly box service featuring collectibles, exclusives, toys, tech and gaming, licensed artwork, superior comics and apparel, Comic Con tickets, special VIP discounts and more, which will be shipped on or around the end of every month. The Company plans to continue to partner with major Comic Con related brands and celebrities to deliver a high quality and variation of products directly to the front doors of its subscribers.

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

All inter-company balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of June 30, 2015, the non-controlling interest in ConBox was $5,786 and is separately disclosed on the Consolidated Balance Sheet.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities, and unearned convention and ConBox revenue approximate their fair value because of the short maturity of those instruments.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC Paragraph 310-10-35-47, trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC Paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC Paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) the amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

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

The Company had no bad debt expense for the reporting period ended June 30, 2015 or 2014.

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

Investments - Cost Method, Equity Method and Joint Venture

The Company accounts for investments in common stock or in-substance common stock (or both common stock and in-substance common stock) of an investee of which the Company has significant influence (see Paragraph 323-10-15-6) in the operating or financial policies even though the Company holds 50% or less of the common stock or in-substance common stock, in accordance with sub-topic 323-10 of the FASB Accounting Standards Codification (“Sub-topic 323-10”).

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

The Ability to Exercise Significant Influence

Pursuant to paragraph 323-10-15-6 the ability to exercise significant influence over operating and financial policies of an investee may be indicated in several ways, including but limited to the following: (a.) representation on the board of directors, (b.) participation in policy-making processes, (c.) material intra-entity transactions, (d.) interchange of managerial personnel, and (e.) technological dependency. Pursuant to Paragraph 323-10-15-8, an investment (direct or indirect) of 20 percent or more of the voting stock of an investee shall lead to a presumption that in the absence of predominant evidence to the contrary an investor has the ability to exercise significant influence over an investee. Conversely, an investment of less than 20 percent of the voting stock of an investee shall lead to a presumption that an investor does not have the ability to exercise significant influence unless such ability can be demonstrated.

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

Investment in CONTV

On August 27, 2014, the Company entered into a Joint Venture and executed an Operating Agreement with Cinedigm Entertainment Corp. (“Cinedigm”), ROAR, LLC (a related party partially owned by a member of the Board) (“ROAR”) and Bristol Capital, LLC (a related party controlled by a member of the Board) (“Bristol Capital”). The Company owns a 47.50% interest in the newly formed entity, CON TV LLC (“CONtv”). The Company is accounting for the interest in the joint venture utilizing the equity method of accounting. For the three and six months ended June 30, 2015, the Company recognized $466,960 and $898,436 in losses from this venture, respectively.

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

The financial statements shall include disclosures of material-related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a.) the nature of the relationship(s) involved; (b.) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c.) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d.) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Unearned ConBox revenue is non-refundable up-front payments for services. These payments are initially deferred and subsequently recognized over the subscription period, typically three months, and upon shipment of the product.

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

If the Company’s shares of common stock are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s shares of common stock are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

During the year ended December 31, 2014, the Company partially utilized all NOL carry-forwards and has prepaid $575,000 in taxes payable. During the six months ended June 30, 2015, the Company recognized additional losses.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Interim Period Ended June 30, 2015	For the Interim Period Ended June 30, 2014

Stock options	7,580,000	6,022,500

Total contingent shares issuance arrangement, stock options or warrants	7,580,000	6,022,500

There were approximately 3,179,558 and 1,020,281 potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended June 30, 2015 and 2014, respectively.

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

Note 3 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2015	December 31, 2014	Estimated Useful Life
Computer Equipment	$30,246	27,743	3 years
Equipment	264,260	244,150	5 years
Furniture & Fixtures	48,951	48,951	7 years
	343,457	320,844
Less: Accumulated depreciation and amortization	(109,328)	(56,102)
	$234,129	$264,742

(i) Impairment

The Company completed its annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense was $53,225 and $7,624 for the six months ended June 30, 2015 and 2014, respectively.

Note 4 – Investment in CONtv Joint Venture

On August 27, 2014, the Company entered into a Joint Venture and executed an Operating Agreement with Cinedigm, ROAR and Bristol Capital. The Company owns a 47.50% interest in the newly formed entity, CONtv. The Company is accounting for the interest in the joint venture utilizing the equity method of accounting. For the three and six months ended June 30, 2015, the Company recognized $466,960 and $898,436 in losses from this venture, respectively.

As of June 30, 2015, the investment in CONtv was as follows:

Investment in CONtv – December 31, 2014	$117,507
Investment into CONtv	982,221
Loss on CONtv for the six months ended June 30, 2015	(898,436)
Investment in CONtv – June 30, 2015	$201,292

As of June 30, 2015 and December 31, 2014, the Company has a balance due to CONtv of $341,761 and $313,412, respectively, an increase of $28,349.

Note 5 – Related Party Transactions

Related Parties

On September 1, 2012, the Company entered into an agreement with ROAR an entity which is partially owned by a director of the Company. ROAR agrees to provide the Company strategic management consulting services. The term is for three (3) months and following the initial three (3) months, month to month thereafter. The Company agrees to compensate ROAR with a $7,500 per month payment and a 10% commission on any contractual introduction for business development introduced by ROAR.

Effective April 1, 2014, the Company entered into an agreement with Bristol pursuant to which Bristol Capital agrees to provide the Company strategic management consulting services. The term of the agreement is month to month and Bristol Capital shall receive a payment of $5,000 per month.

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

During the Term, the Company will pay Mr. Macaluso a base salary of $41,666.67 per month (the “Base Salary”). In addition, subject to the terms and conditions of the Employment Agreement, Mr. Macaluso will receive an annual bonus equal to the following, calculated cumulatively: (i) when the Company achieves annual Adjusted EBITDA (as defined in the Employment Agreement) of between $1.00 and $1,000,000, Mr. Macaluso shall receive a cash bonus of 30% of such annual Adjusted EBITDA; (ii) when the Company achieves annual Adjusted EBITDA of between $1,000,001 and $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 20% of such annual Adjusted EBITDA which exceeds $1,000,000; and (iii) when the Company achieves annual Adjusted EBITDA greater than $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 10% of such annual Adjusted EBITDA which exceeds $2,000,000. Mr. Macaluso shall also be entitled to a monthly car allowance of $1,200. There was no bonus accrued during the three and six months ended June 30, 2015.

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

Operating Lease

Effective July 17, 2014, the Company entered into a sublease, as lessee, with Ironclad Performance Wear Corporation, for new space located in El Segundo, California (the “Sublease”). The term of the Sublease is for one year and ten (10) months commencing on September 1, 2014. Pursuant to the Sublease, the Company shall pay base rent of $11,132 per month and an initial security deposit of $11,466 is required.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2015 (remainder)	$66,792

2016	66,792

$133,584

Note 7 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and six months ended June 30, 2015 and 2014, included elsewhere in this report.

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

In addition, the Company through its subsidiary, Wiz Wizard, launched ComicConBox™ (“ConBox”) in April 2015. ConBox is a subscription-based premium monthly box service featuring collectibles, exclusives, toys, tech and gaming, licensed artwork, superior comics and apparel, Comic Con tickets, special VIP discounts and more, which will be shipped on or around the end of every month. The Company plans to continue to partner with major Comic Con related brands and celebrities to deliver a high quality and variation of products directly to the front doors of its subscribers.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015	June 30, 2014
Convention revenue	$7,444,085	$7,110,940
ConBox revenue	$132,309	$-
Gross profit	$737,682	$2,762,773
Operating expenses	$2,079,391	$(2,002,931)
(Loss) income from operations	$(1,341,709)	$759,842
Other expenses	$(466,960)	$(139)
Net (loss) income attributable to common shareholder	$(1,802,883)	$759,703
(Loss) income per common share – basic and diluted	$(0.04)	$0.01

Convention Revenue

Convention revenue was $7,444,085 for the three months ended June 30, 2015, as compared to $7,110,940 for the comparable period ended June 30, 2014, an increase of $333,145. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran six events during the period ended June 30, 2015, as compared to four events during the comparable period ended June 30, 2014. Average revenue generated per event in the second quarter of 2015 was $1,240,681 as compared to $1,777,735 during 2014.

ConBox Revenue

ConBox revenue was $132,309 for the three months ended June 30, 2015, as compared to $0 for the comparable period ended June 30, 2014, an increase of $132,309. The increase in ConBox revenue is primarily attributable to the introduction of the operations during the current quarter.

Gross Profit

Gross profit percentage decreased from a gross profit of 39% during the three months ended June 30, 2014, to a gross profit of 10% during the three months ended June 30, 2015. The Company produced six events during the period ended June 30, 2015, as compared to four events during the comparable period ended June 30, 2014. The gross profit percentage decrease was attributable to running more advertising and marketing per event, increasing investment in the programming and increasing convention center build-out, in order to improve the fan experience at the Company’s events. These factors are coupled with operating two new shows during the three months ended June 30, 2015.

Operating Expenses

Operating expenses for the three months ended June 30, 2015, was $2,079,391, as compared to $2,002,931 for the three months ended June 30, 2014. The increase is primarily attributable to an increase employee compensation. The Company’s employee count increased from 35 as of June 30, 2014 to 47 as of June 30, 2015 as a result of the Company expecting to operate more events in 2015.

(Loss) Income from Operations

Loss from operations for the three months ended June 30, 2015, was $(1,808,669) as compared to income of $759,842 for the three months ended June 30, 2014. The decrease is primarily attributable to running more events with increased fixed costs during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. As a result of the Company increasing advertising and marketing per event and producing two new shows during the three months ended June 30, 2015, gross profit percentage decreased significantly. In addition, the Company is hiring more employees in order to service the expected increase in number of shows in 2015.

Other expenses

Other expense for the three months ended June 30, 2015, was $466,960, as compared to $139 for the three months ended June 30, 2014. The change is attributable to the Company’s $466,960 loss on the CONtv joint venture with Cinedigm. The Company incurred these losses in connection with the launching of CONtv, which occurred during the three months ended June 30, 2015.

Net (Loss) Income Attributable to Common Shareholder

Net (loss) income attributable to common shareholder for three months ended June 30, 2015, was $(1,802,883) or income per share of $(0.04), as compared to $759,703 or income per share of $0.01, for the three months ended June 30, 2014. The per share amounts are calculated net of deemed dividends.

Summary of Statements of Operations for the Six Months Ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015	June 30, 2014
Convention revenue	$13,545,514	$12,284,138
ConBox revenue	$132,309	$-
Gross profit	$2,256,947	$4,675,944
Operating expenses	$(4,149,121)	$(3,223,900)
(Loss) income from operations	$(1,892,174)	$1,452,044
Other expenses	$(898,436)	$(300)
Net (loss) income attributable to common shareholder	$(2,784,824)	$1,451,744
(Loss) income per common share – basic	$(0.05)	$0.03

Convention Revenue

Convention revenue was $13,545,514 for the six months ended June 30, 2015, as compared to $12,284,138 for the comparable period ended June 30, 2014, an increase of $1,261,376. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran thirteen events during the period ended June 30, 2015, as compared to eight events during the comparable period ended June 30, 2014. Average revenue generated per event in 2015 was $1,041,963 as compared to $1,535,517 during 2014.

ConBox Revenue

ConBox revenue was $132,309 for the six months ended June 30, 2015, as compared to $0 for the comparable period ended June 30, 2014, an increase of $132,309. The increase in ConBox revenue is primarily attributable to the introduction of the operations during the current period.

Gross Profit

Gross profit percentage decreased from a gross profit of 38% during the six months ended June 30, 2014, to a gross profit of 17% during the six months ended June 30, 2015. The Company produced thirteen events during the period ended June 30, 2015, as compared to eight events during the comparable period ended June 30, 2014. The gross profit percentage decrease was attributable to running more advertising and marketing per event, increasing investment in the programming and increasing convention center build-out, in order to improve the fan experience at the Company’s events. These factors are coupled with operating five new shows during the six months ended June 30, 2015.

Operating Expenses

Operating expenses for the six months ended June 30, 2015, was $4,149,121, as compared to $3,223,900 for the six months ended June 30, 2014. The increase is primarily attributable to an increase in salaries and share-based payments. The Company’s headcount increase period over period as a result of the Company expecting to operate more events in 2015.

(Loss) Income from Operations

Loss from operations for the six months ended June 30, 2015, was $(1,892,174) as compared to income of $1,452,044 for the six months ended June 30, 2014. The decrease is primarily attributable to running more events with increased fixed costs during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. As a result of the Company increasing advertising and marketing per event and producing thirteen shows (including five new shows) during the six months ended June 30, 2015, gross profit percentage decreased significantly. In addition, the Company is hiring more employees in order to service the expected increase in number of shows in 2015.

Other expenses

Other expense for the six months ended June 30, 2015, was $898,436 as compared to $300 for the six months ended June 30, 2014. The change is primarily attributable to the Company’s $898,436 loss on the CONtv joint venture with Cinedigm. The Company incurred these losses in connection with the launching of CONtv, which occurred during the six months ended June 30, 2015.

Net (Loss) Income Attributable to Common Shareholder

Net income (loss) attributable to common shareholder for six months ended June 30, 2015, was $(2,784,824) or (loss) per share of $(0.05), as compared to $1,451,744 or income per share of $0.03, for the six months ended June 30, 2014. The per share amounts are calculated net of deemed dividends.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2015, compared to December 31, 2014:

	June 30, 2015	December 31, 2014	Increase/Decrease
Current Assets	$6,666,299	$7,768,084	$(1,101,785)
Current Liabilities	$4,985,788	$3,929,988	$1,055,800
Working Capital (Deficit)	$1,680,511	$3,838,096	$(2,157,585)

At June 30, 2015, we had working capital of $1,680,511, as compared to working capital of $3,838,096, at December 31, 2014, a decrease of $2,157,585. The decrease is primarily attributable to the Company recognizing a loss from operations during the three months ended June 30, 2015 coupled with the Company incurring a loss on the CONtv joint venture.

Net Cash

Net cash (used in) provided by operating activities for the six months ended June 30, 2015 and 2014, was $(257,019) and $1,996,281, respectively. The net (loss) income attributable to common shareholder for the six months ended June 30, 2015 and 2014, was $(2,790,610) and 1,451,744, respectively. The Company’s cash generated in operations primarily by running profitable events during the six months ended June 30, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, the Company had no off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 14, 2015, a holder of an option to purchase 10,000 shares of the Company’s common stock exercised such option at an exercise price of $0.40 per share. This share issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

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

WIZARD WORLD, INC.

Date: August 7, 2015	By:	/s/ John Macaluso
	Name:	John Macaluso
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

