Form 10-Q
period 2015-09-30
Wizard World, Inc.
filed 2015-11-16
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 16, 2015, there were 51,368,386 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)

Assets

Current Assets
Cash	$4,277,522	$5,790,724
Accounts receivable, net	221,652	-
Inventory	34,747	-
Prepaid expenses	2,151,311	1,977,360
Total Current Assets	6,685,232	7,768,084

Property and equipment, net	256,781	264,742

Investment	28,316	24,997

Investment in CONtv joint venture	53,203	117,507

Security deposit	21,066	20,066

Total Assets	$7,044,598	$8,195,396

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilites	$2,099,955	$1,594,341
Unearned convention revenue	1,039,011	2,022,235
Unearned ConBox revenue	330,978	-
Due to CONtv joint venture	341,761	313,412

Total Current Liabilities	3,811,705	3,929,988

Total Liabilities	3,811,705	3,929,988

Commitments and contingencies

Stockholders’ Equity
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated
Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 51,368,386 and 51,358,386 shares issued and outstanding, respectively	5,138	5,137
Additional paid-in capital	17,024,677	16,021,400
Accumulated deficit	(13,820,335)	(11,761,129)
Total Stockholders’ Equity	3,209,480	4,265,408

Non-controlling interest	23,413	-

Total Liabilities and Stockholders’ Equity	$7,044,598	$8,195,396

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Convention revenue	$6,805,316	$6,863,125	$20,350,830	$19,147,263

ConBox revenue	496,694	-	629,003	-

Cost of revenue	4,431,199	4,482,017	15,852,075	12,090,211

Gross margin	2,870,811	2,381,108	5,127,758	7,057,052

Operating expenses
Compensation	1,344,616	1,063,191	4,120,281	3,116,218
Consulting fees	168,546	127,504	450,102	308,253
General and administrative	453,939	522,239	1,545,182	1,512,363

Total operating expenses	1,967,101	1,712,934	6,115,565	4,936,834

Income (loss) from operations	903,710	668,174	(987,807)	2,120,219

Other expenses
Interest expense	(804)	(466)	(1,461)	(766)
Loss on CONtv joint venture	(148,089)	-	(1,046,525)	-

Other expenses, net	(148,893)	(466)	(1,047,986)	(766)

Income (loss) before income tax provision	754,817	667,708	(2,035,793)	2,119,452

Income tax provision	-	129,904	-	129,904

Net income (loss)	754,817	537,804	(2,035,793)	1,989,548

Net income attributable to non-controlling interest	29,199	-	23,413	-

Net income (loss) attributable to common stockholders	$725,618	$537,804	$(2,059,206)	$1,989,548

Earnings per share
Basic	$0.01	$0.01	$(0.04)	$0.04
Diluted	$0.01	$0.01	$(0.04)	$0.03

Weighted average common shares outstanding - basic	51,368,386	51,341,524	51,362,415	51,276,551
Weighted average common shares outstanding - diluted	53,505,019	57,364,024	51,362,415	57,299,051

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net (loss) income	$(2,035,793)	$1,989,548
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	85,448	27,508
Loss on CONtv joint venture	1,046,525	-
Share-based compensation	999,278	442,842
Changes in operating assets and liabilities:
Accounts receivable	(221,652)	11,819
Inventory	(34,747)	-
Prepaid expenses	(173,951)	(920,415)
Security deposit	(1,000)	(66)
Accounts payable and accrued liabilities	505,614	761,789
Unearned ConBox revenue	330,978	-
Unearned convention revenue	(983,224)	374,804

Net Cash (Used in) Provided by Operating Activities	(482,524)	2,687,829

Cash Flows from Investing Activities:
Purchase of property and equipment	(77,487)	(280,270)
Investment	(3,319)	(24,997)
Investment in CONtv joint venture - net	(953,872)	-

Net Cash Used In Investing Activities	(1,034,678)	(305,267)

Cash Flows from Financing Activities:
Proceeds from the exercise of options	4,000	-

Net Cash Provided By Financing Activities	4,000	-

Net change in cash	(1,513,202)	2,382,562

Cash at beginning of reporting period	5,790,724	3,633,846

Cash at end of reporting period	$4,277,522	$6,016,408

Supplemental disclosures of cash flow information:
Interest paid	$1,461	$-
Income tax paid	$-	$495,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for settlement of accrued liabilites	$-	$103,750

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

September 30, 2015 and 2014

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

As of September 30, 2015, the non-controlling interest in ConBox was $23,413 and is separately disclosed on the Consolidated Balance Sheet.

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

The Company had no bad debt expense for the reporting period ended September 30, 2015 or 2014.

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

Investment in CONtv

On August 27, 2014, the Company entered into a joint venture and executed an Operating Agreement for CON TV LLC (“CONtv”) with Cinedigm Entertainment Corp. (“Cinedigm”), ROAR, LLC (a related party partially owned by a member of the Board) (“ROAR”) and Bristol Capital, LLC (a related party controlled by a member of the Board) (“Bristol Capital”). The Company owned a 47.50% interest in the newly formed entity, CONtv. The Company is accounting for the interest in the joint venture utilizing the equity method of accounting. For the three and nine months ended September 30, 2015, the Company recognized $148,089 and $1,046,525 in losses from this venture, respectively.

On November 16, 2015, pursuant to that certain Amended and Restated Operating Agreement for CONtv by and among the aforementioned parties (the “A&R Operating Agreement”), the Company’s ownership interest in CONtv was reduced to 10%. Pursuant to the A&R Operating Agreement, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

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

During the year ended December 31, 2014, the Company partially utilized all NOL carry-forwards and has prepaid $575,000 in taxes payable. During the nine months ended September 30, 2015, the Company recognized additional losses.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Interim Period Ended September 30, 2015	For the Interim Period Ended September 30, 2014

Stock options	7,580,000	6,022,500

Total contingent shares issuance arrangement, stock options or warrants	7,580,000	6,022,500

There were approximately 2,136,633 and 2,295,480 potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended September 30, 2015 and 2014, respectively.

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

In July 2015, the FASB issued the FASB Accounting Standards Update No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on the consolidated financial statements.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”). The amendments in this ASU defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of ASU 2015-14 on the consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2015	December 31, 2014	Estimated Useful Life
Computer Equipment	$30,246	27,743	3 years
Equipment	319,134	244,150	5 years
Furniture & Fixtures	48,951	48,951	7 years
	398,331	320,844
Less: Accumulated depreciation and amortization	(141,550)	(56,102)
	$256,781	$264,742

(i) Impairment

The Company completed its annual impairment test of property and equipment and determined that there was no impairment as the fair value of property and equipment, exceeded their carrying values at December 31, 2014.

(ii) Depreciation and Amortization Expense

Depreciation and amortization expense was $85,448 and $27,508 for the nine months ended September 30, 2015 and 2014, respectively.

Note 4 – Investment in CONtv Joint Venture

On August 27, 2014, the Company entered into a joint venture and executed an Operating Agreement with Cinedigm, ROAR and Bristol Capital. The Company owned a 47.50% interest in the newly formed entity, CONtv. The Company is accounting for the interest in the joint venture utilizing the equity method of accounting.

On November 16, 2015, the Company entered that certain A&R Operating Agreement by and among, the Company, Cinedigm, ROAR and Bristol Capital, pursuant to which the Company’s interest in CONtv to was reduced to a non-dilutable 10% membership interest. Such agreement was deemed effective on the execution date; however, Cinedigm agreed to the Company recognizing only 10% of the losses from the period July 1, 2015 through September 30, 2015. Pursuant to the A&R Operating Agreement, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the three and nine months ended September 30, 2015, the Company recognized $148,089 and $1,046,525 in losses from this venture, respectively.

As of September 30, 2015, the investment in CONtv was as follows:

Investment in CONtv – December 31, 2014	$117,507
Investment into CONtv	982,221
Loss on CONtv for the nine months ended September 30, 2015	(1,046,525)
Investment in CONtv – September 30, 2015	$53,203

As of September 30, 2015 and December 31, 2014, the Company has a balance due to CONtv of $341,761 and $313,412, respectively, an increase of $28,349.

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

On December 29, 2014, the Company and a member of the Board formed Wiz Wizard (d/b/a ConBox) in the State of Delaware. The Company and the member of the Board each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis.

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

During the Term, the Company will pay Mr. Macaluso a base salary of $41,666.67 per month (the “Base Salary”). In addition, subject to the terms and conditions of the Employment Agreement, Mr. Macaluso will receive an annual bonus equal to the following, calculated cumulatively: (i) when the Company achieves annual Adjusted EBITDA (as defined in the Employment Agreement) of between $1.00 and $1,000,000, Mr. Macaluso shall receive a cash bonus of 30% of such annual Adjusted EBITDA; (ii) when the Company achieves annual Adjusted EBITDA of between $1,000,001 and $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 20% of such annual Adjusted EBITDA which exceeds $1,000,000; and (iii) when the Company achieves annual Adjusted EBITDA greater than $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 10% of such annual Adjusted EBITDA which exceeds $2,000,000. Mr. Macaluso shall also be entitled to a monthly car allowance of $1,200. There was no bonus accrued during the three and nine months ended September 30, 2015.

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2015 (remainder)	$33,396

2016	66,792

$100,188

Note 7 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance at certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that other than the items disclosed elsewhere in this report, there were no reportable subsequent event(s) to be disclosed.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and nine months ended September 30, 2015 and 2014, included elsewhere in this report.

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

We expect to produce 26 live events during the year ending December 31, 2015. To date, we have operated profitable live events in Philadelphia, Chicago, New Orleans, Columbus, Portland, Nashville, Austin, Sacramento, Louisville, Minneapolis, Tulsa, Reno and St. Louis, but we have operated at a deficit in other events. In order for us to operate a successful event, we must produce an event that is relevant to the public in order to drive admissions, booth sales, sponsorship, and advertising. In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site. To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

In addition, the Company through its subsidiary, Wiz Wizard, launched ConBox in April 2015. ConBox is a subscription-based premium monthly box service featuring collectibles, exclusives, toys, tech and gaming, licensed artwork, superior comics and apparel, Comic Con tickets, special VIP discounts and more, which will be shipped on or around the end of every month. The Company plans to continue to partner with major Comic Con related brands and celebrities to deliver a high quality and variation of products directly to the front doors of its subscribers.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015	September 30, 2014
Convention revenue	$6,805,316	$6,863,125
ConBox revenue	$496,694	-
Gross profit	$2,870,811	$2,381,108
Operating expenses	$(1,967,101)	$(1,712,934)
Income from operations	$903,710	$668,174
Other expenses	$(148,893)	$(466)
Income tax provision	$-	$(129,904)
Net income attributable to common shareholder	$725,618	$537,804
Income per common share – basic and diluted	$0.01	$0.01

Convention Revenue

Convention revenue was $6,805,316 for the three months ended September 30, 2015, as compared to $6,863,125 for the comparable period ended September 30, 2014, a decrease of $57,809. The decrease in convention revenue is primarily attributable to running new events in new markets. The Company ran six events during the period ended September 30, 2015, as compared to five, more established, events during the comparable period ended September 30, 2014. Average revenue generated per event in the third quarter of 2015 was $1,134,219 as compared to $1,372,625 during 2014.

ConBox Revenue

ConBox revenue was $494,694 for the three months ended September 30, 2015, as compared to $0 for the comparable period ended September 30, 2014, an increase of $494,694. The increase in ConBox revenue is attributable to the introduction of the operations during the current year.

Gross Profit

Gross profit percentage increased from a gross profit of 35% during the three months ended September 30, 2014, to a gross profit of 39% during the three months ended September 30, 2015. The Company produced six events during the period ended September 30, 2015, as compared to five events during the comparable period ended September 30, 2014. The gross profit percentage increase was attributable to trimming expenses in developing markets while continuing to increase investment in the programming and improving the fan experience at the Company’s events. These factors are coupled with operating two new shows during the three months ended September 30, 2015.

Operating Expenses

Operating expenses for the three months ended September 30, 2015, was $1,967,101, as compared to $1,712,934 for the three months ended September 30, 2014. The increase is primarily attributable to an increase employee compensation. The Company’s employee count increased from 38 as of September 30, 2014 to 46 as of September 30, 2015 as a result of the Company operating more events in 2015.

Income from Operations

Income from operations for the three months ended September 30, 2015, was $903,710 as compared to income of $668,174 for the three months ended September 30, 2014. The increase is primarily attributable to focusing on cost control and containment for all of our events. In addition, the introduction of ConBox operations during the period increased the income from operations.

Other expenses

Other expenses for the three months ended September 30, 2015, was $(148,893), as compared to $(466) for the three months ended September 30, 2014. The change is attributable to the Company’s $(148,089) loss on the CONtv joint venture with Cinedigm. The Company incurred these losses in connection with the launching of CONtv, which occurred during the current year.

Income tax provision

During the three months ended September 30, 2014, the Company utilized all of its NOL carryforwards. During the three months ended September 30, 2014, $495,000 was paid for estimated payments for the 2014 tax year. The Company did not record an income tax provision during the three months ended September 30, 2015 due to the fact that the Company recognized a loss for the nine months ended September 30, 2015.

Net Income Attributable to Common Shareholder

Net income attributable to common shareholder for three months ended September 30, 2015, was $725,618 or income per share of $0.01, as compared to $537,804 or loss per share of $0.01, for the three months ended September 30, 2014. The per share amounts are calculated net of deemed dividends.

Summary of Statements of Operations for the Nine Months Ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Convention revenue	$20,350,830	$19,147,263
ConBox revenue	$629,003	-
Gross profit	$5,127,758	$7,057,052
Operating expenses	$(6,115,565)	$(4,936,834)
(Loss) income from operations	$(987,807)	$2,120,218
Other income (expenses)	$(1,047,986)	$(766)
Income tax provision	$-	$(129,904)
Net income (loss) attributable to common shareholder	$(2,059,206)	$1,989,548
Income (loss) per common share – basic	$(0.04)	$0.04
Income (loss) per common share – diluted	$(0.04)	$0.03

Convention Revenue

Convention revenue was $20,350,830 for the nine months ended September 30, 2015, as compared to $19,147,263 for the comparable period ended September 30, 2014, an increase of $1,203,567. The increase in convention revenue is primarily attributable to running more events. The Company ran twenty events during the period ended September 30, 2015, as compared to thirteen events during the comparable period ended September 30, 2014. Average revenue generated per event in 2015 was $1,017,542 as compared to $1,472,866 during 2014.

ConBox Revenue

ConBox revenue was $629,003 for the nine months ended September 30, 2015, as compared to $0 for the comparable period ended September 30, 2014, an increase of $629,003. The increase in ConBox revenue is attributable to the introduction of the operations during the current year.

Gross Profit

Gross profit percentage decreased from a gross profit of 37% during the nine months ended September 30, 2014, to a gross profit of 24% during the nine months ended September 30, 2015. The Company produced twenty events during the period ended September 30, 2015, as compared to thirteen events during the comparable period ended September 30, 2014. The gross profit percentage decrease was attributable to running more advertising and marketing per event, increasing investment in the programming and increasing convention center build-out, in order to improve the fan experience at the Company’s events. These factors are coupled with operating ten new shows during the nine months ended September 30, 2015.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015, was $6,115,565, as compared to $4,936,834 for the nine months ended September 30, 2014. The increase is primarily attributable to an increase in salaries and share-based payments. The Company’s headcount increase period over period as a result of the Company operating more events in 2015.

(Loss) Income from Operations

Loss from operations for the nine months ended September 30, 2015, was $987,807 as compared to income of $2,120,219 for the nine months ended September 30, 2014. The decrease is primarily attributable to running more events with increased fixed costs during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. As a result of the Company increasing advertising and marketing per event and producing twenty shows (including ten new shows) during the nine months ended September 30, 2015, gross profit percentage decreased significantly. In addition, the Company is hiring more employees in order to service the increased number of shows in 2015.

Other expenses

Other income (expense) for the nine months ended September 30, 2015, was $(1,047,986), as compared to $(766) for the nine months ended September 30, 2014. The change is primarily attributable to the Company’s $(1,046,525) loss on the CONtv joint venture with Cinedigm. The Company incurred these losses in connection with the launching of CONtv, which occurred during the nine months ended September 30, 2015.

Net (Loss) Income Attributable to Common Shareholder

Net income (loss) attributable to common shareholder for the nine months ended September 30, 2015, was $(2,059,206) or loss per basic share of $(0.04), compared to $1,989,548 or income per basic share of $0.04, for the nine months ended September 30, 2014. The per share amounts are calculated net of deemed dividends.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2015 compared to December 31, 2014:

	September 30, 2015	December 31, 2014	Increase/Decrease
Current Assets	$6,685,232	$7,768,084	$(1,082,852)
Current Liabilities	$3,811,705	$3,929,988	$(118,283)
Working Capital (Deficit)	$2,873,527	$3,838,096	$(964,569)

At September 30, 2015, we had a working capital of $2,873,527, as compared to a working capital of $3,838,096, at December 31, 2014, a decrease of $964,569. The decrease is primarily attributable to the Company recognizing a loss from operations during the nine months ended September 30, 2015 coupled with the Company incurring a loss on the CONtv joint venture.

Net Cash

Net cash (used in) provided by operating activities for the nine months ended September 30, 2015 and 2014, was $(482,524) and $2,687,829, respectively. The net income (loss) for the nine months ended September 30, 2015 and 2014, was $(2,035,793) and $1,989,548, respectively. The Company’s generated cash in operations primarily by running profitable events during the nine months ended September 30, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2015, the Company had no off-balance sheet arrangements.

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

In July 2015, the FASB issued the FASB Accounting Standards Update No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on the consolidated financial statements.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”). The amendments in this ASU defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of ASU 2015-14 on the consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2015, that were not otherwise disclosed in a Current Report on Form 8-K.

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

WIZARD WORLD, INC.

Date: November 16, 2015	By:	/s/ John Macaluso
	Name:	John Macaluso
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

