Form 10-K
period 2015-12-31
Wizard World, Inc.
filed 2016-04-14
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015, based on a closing price of $0.76 was $14,853,126. As of April 13, 2016, the registrant had 51,368,386 shares of its common stock, par value $0.0001 per share, outstanding.

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

On December 7, 2010 (the “Closing Date”), the Company entered into that certain Share Purchase and Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, the former majority stockholder of the Company, Conventions, and shareholders of Conventions, pursuant to which Conventions became a wholly owned subsidiary of the Company.

On August 27, 2014, the Company entered into a Joint Venture and Operating Agreement for a 47.5% interest in CON TV LLC (“CONtv”), a newly formed entity, with Cinedigm Entertainment Corp. (“Cinedigm”), ROAR, LLC (“ROAR”) and Bristol Capital, LLC (“Bristol”). On November 16, 2015, the parties entered into that certain Amended and Restated Operating Agreement, effective as of July 1, 2015, which, among other things, restructured the business relationship between the Company and Cinedigm with respect to the ownership and operation of CONtv. Pursuant to such agreement, the Company has retained a ten percent (10%) membership interest in CONtv.

On December 29, 2014, the Company and a member of the Board of Directors (the “Board”) of the Company formed Wiz Wizard, LLC (“Wiz Wizard”) in the State of Delaware. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company. Consequently, Wiz Wizard is a wholly-owned subsidiary of the Company.

On April 10, 2015, the Company and a third-party formed ButtaFyngas, LLC (“ButtaFyngas”) in the State of Delaware. The Company owns fifty percent (50%) of the membership interests.

Our executive offices are located at 2201 Park Place, Suite 101, El Segundo, CA 90245 and our telephone number is (310) 648-8428.

Business Overview

Our Company produces pop culture and live multimedia conventions (“Comic Conventions”) across North America that provide a social networking and entertainment venue for popular fiction enthusiasts of movies, TV shows, video games, technology, toys, social networking/gaming platforms, comic books, and graphic novels. These Comic Conventions provide venues to entertainment companies, toy companies, gaming companies, publishing companies, and retailers for their sales, marketing, promotions, public relations, advertising and sponsorships efforts.

Conventions

Conventions has been producing comic conventions since July 1997.

In 2015, Conventions produced 25 Comic Conventions in the following North American cities: (i) Portland, OR; (ii) New Orleans, LA; (iii) Madison, WI; (iv) Indianapolis, IN; (v) Cleveland, OH; (vi) Chicago, IL (2 events); (vii) Raleigh, NC; (viii) Las Vegas, NV; (ix) Minneapolis, MN; (x) Philadelphia, PA; (xi) St Louis, MO; (xii) Greenville, SC; (xiii) Des Moines, IA; (xiv) Sacramento, CA; (xv) Richmond, VA; (xvi) San Jose; (xvii) Columbus, OH; (xviii) Pittsburgh, PA; (xix) Nashville, TN; (xx) Ft Lauderdale, FL; (xxi) Tulsa, OK; (xxii) Austin, TX; (xiii) Louisville, KY; (xiv) Reno, NV; and (xv) China.

Conventions currently holds the production rights to the following 13 conventions: (i) Atlanta Comic Convention (Atlanta, GA); (ii) Big Apple Comic Convention (New York, NY); (iii) Cincinnati Comic Convention (Cincinnati, OH); (iv) Connecticut Comic Convention (Hartford, CT); (v) Nashville Comic Convention (Nashville, TN); (vi) New England Comic Convention (Boston, MA); (vii) North Coast Comic Convention (Akron, OH); (viii) Toronto Comic Convention (Toronto, Ontario); (ix) Nola Comic Convention (New Orleans, LA); (x) Central Canada Comic Convention (Winnipeg, Manitoba); (xi) San Antonio Comic Convention (San Antonio, TX); (xii) Houston Comic Convention (Houston, TX); and (xiii) Mid-Ohio Comic Convention (Columbus, OH). We organically developed the Comic Conventions in Miami, FL; Anaheim, CA; Austin, TX; Philadelphia, PA; Chicago, IL; Portland OR; and St Louis, MO.

We receive revenue from our Comic Conventions in three (3) ways, namely from (i) consumer admissions; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. Each Comic Convention varies in cost to produce. Production costs vary based on the size and scope of the production. Generally, our production costs range from approximately $350,000 for a smaller scale production to over $2,500,000 for a larger production.

The Company’s plan for 2016 is to focus the Wizard World tour on the following shows: (i) Portland, OR; (ii) New Orleans, LA; (iii) Cleveland, OH; (iv) Las Vegas, NV; (v) St. Louis, MO; (vi) Madison, WI; (vii) New York, NY; (viii) Minneapolis, MN; (ix) Philadelphia, PA (2 events); (x) Des Moines, IA; (xi) Sacramento, CA; (xii) Richmond, VA; (xiii) Columbus, OH; (xiv) Pittsburgh, PA; (xv) Chicago, IL; (xvi) Austin, TX; (xvii) Tulsa, OK; and (xviii) Wizard World Cruise on the Norwegian Sky from Miami to Nassau, Bahamas.

Our target audience includes both men and women aged 18-55, and families of all ages who are active consumers of many types of entertainment and media, such as movies, music, toys, video games, apps, consumer electronics, computers, and lifestyle products (e.g. clothes, footwear, digital devices, and mobile phones).

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

CONtv, is a multi-platform OTT service geared toward the Comic Convention community, and is available to consumers as of March 2015. The digital service will bring fans their favorite films, television series, comics, behind the scenes access to the Conventions and more. CONtv will be offered as a free ad-supported platform as well as a subscription which will include content exclusives, audience rewards, a dynamic social viewing experiences, and ticketing bundle opportunities for fans planning to attend the Conventions. CONtv will be providing over 1600 hours of programming available across a wide spectrum of devices including Roku, Apple iOS, Android, Xbox, Samsung, Smart TV, mobile, and tablet devices.

ConBox

In April 2015, the Company through its subsidiary, Wiz Wizard, launched ComicConBox (“ConBox”). ConBox is a subscription-based premium monthly box service featuring collectibles, exclusives, toys, tech and gaming, licensed artwork, superior comics and apparel, Comic Convention admissions, special VIP discounts and more, which will be shipped on or around the end of every month. The Company plans to continue to partner with major Comic Convention related brands and celebrities to deliver a high quality and variation of products directly to the front doors of its subscribers.

Digital Media

We produce a number of digital media properties, including our website www.wizardworld.com, emails, newsletters, Facebook, YouTube, Twitter, Instagram, Flickr and Tumblr to create awareness of our Comic Conventions and provide updates to our fans and consumers. To a large extent we also use our website www.wizardworld.com to provide a source for the latest Wizard World news and information. While there is little or no direct revenue derived from these properties, the indirect benefit supports sales functions of all the events (dealer and exhibitor booths, admissions, sponsorships), as well as helping us secure additional, more sought after, and higher profile talent. This in turn, helps additional admissions, booth sales and sponsorships.

The Company maintains an email list consisting of all our current and active users. This is a primary driver of information dissemination, along with Facebook, Instagram and Twitter. YouTube is mainly used as brand awareness, as information is posted after an event, which helps to generate excitement at future events. Because we are a tour, this is essential to creating excitement for all our cities, not just a single event.

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

Strategy

Our objective is to use our Comic Conventions and Wizard World Digital, Inc. (“Digital”) to become the voice for pop culture enthusiasts across multiple media platforms. Key elements of our strategy include:

●	producing high quality live multimedia events across North America for promotion of consumer products and entertainment;

●	leveraging the content created and generated at the live multimedia events to enter the media market and distribute the content in digital media such as websites, apps, emails, newsletters, Facebook, Twitter, Flickr, Tumblr, Instagram and YouTube, among others; and

●	obtaining sponsorships and promotions from media and entertainment companies for the Comic Conventions, including:

●	expanding our relationships with entertainment and media companies; and

●	forming strategic relationships with new media and entertainment companies to promote their products.

In addition, the Company plans to produce a live music concert series with well-known emerging and known artists at many of its Comic Conventions. Admissions to the concerts will be sold separately from the admission to the Comic Convention.

We receive revenue from our Comic Conventions in three (3) ways, namely from (i) consumer admissions; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. Our business plan is to generate additional revenues from advertising sales on all of Digital’s media properties. We began realizing revenue from our digital properties during the fourth quarter of 2011. We expect that digital media revenues will primarily be earned through offering advertisers the ability to place banner ads on our digital media properties, priced on a standard cost-per-thousand (“CPM”) basis.

Sponsorships and Advertising

We sell sponsorship and advertising opportunities to businesses seeking to reach our core target audience of active entertainment consumers, with a particular focus on men and women aged 18 to 55 and young families.

Sponsorships

We provide sponsorship opportunities that allow advertisers a wide range of promotional vehicles on-site and through our public relations efforts. For example, we offer advertisers the ability to (i) display signage at the Comic Conventions, (ii) include their desired logos on all direct mail that is sent in connection with one or more Comic Conventions, (iii) be included in press releases to the media, (iv) obtain sponsor tags on the radio spots or in the print or online ads where we advertise, and (v) obtain advertising space in our digital media. We also provide the opportunity for advertisers to sponsor events at the Comic Conventions like costume contests or gaming tournaments and the ability to have “step-and-repeats” for photo opportunities, meet and greets with celebrities, VIP packages, and “goody” bag giveaways. Sponsors pay a fee based upon the position of their advertising media and the exposure it will receive. Specifically, the closer a sponsor is to the entrance of the Comic Convention, the more exposure such sponsor will receive as a greater number of Comic Convention attendees will view the sponsor’s product and/or services. Therefore, the rental fee for space at our Comic Conventions is more expensive if the space is closer to the entrance.

Promotions

Promotional opportunities include product placement and brand associations on-site at the Comic Conventions. As our brand grows, we hope to earn revenues by co-promoting, for example, a movie at one of our Comic Conventions, with entertainment and media companies and brands seeking to benefit from the popularity of the Comic Conventions and the exposure received from appearing at them. We have not and do not enter into formal agreements with respect to co-promotion with other parties.

Digital Media

We produce a number of digital media properties, including our website www.wizardworld.com, emails, newsletters, Facebook, YouTube, Twitter, Flickr, Instagram, and Tumblr to create awareness of our Comic Conventions and provide updates to our fans and consumers. To a large extent we also use our website www.wizardworld.com to provide a source for the latest Comic Convention news and information. Display advertising is offered to brand advertisers across all our digital media properties, priced on a traditional CPM basis.

Marketing

Our Comic Conventions are marketed through a variety of media outlets, including social media, websites, public relations, television, radio, direct mail, email, flyers, and postcards. Our Comic Conventions usually obtain publicity through coverage of the events at our Comic Conventions from local TV stations, radio stations, newspapers, national press such as the Associated Press and Reuters, fan websites, blogs, and social network channels such as Twitter, Facebook, Flickr, and Tumblr. In certain instances, we do not pay for advertising because we can provide desirable content to media outlets. For example, we typically invite the local TV stations to our Comic Conventions so that they can interview the celebrities featured at our Comic Conventions. As a result, we receive free TV coverage and the TV stations obtain content for their shows. In addition, we arrange for celebrities to call into local radio stations. As a result, we receive on-air promotion of our events and the radio station reaches a larger audience who want to tune in to hear our celebrities. We also receive on-air promotion by exchanging air time for admission giveaways to our Comic Conventions. With respect to the internet and online advertising, we advertise throughout our website www.wizardworld.com about the upcoming Comic Conventions. We also send out emails to our fans on a regular basis. In addition, we send out direct mail postcards, print flyers and postcards in each city where we hold a Comic Convention, which are handed out at local events, retailers and public gatherings. As a result, we believe that we are cost effective when it comes to how we spend our advertising dollars.

We are consistently creating and developing new content to distribute to our fans via all of the digital outlets we have developed.

Trademarks and Copyrights

We have a portfolio of trademarks and service marks and maintain a catalog of copyrighted works. Such marks include Wizard World, Where Pop FI Comes to Life and Wizard World Girls. We do not consider our service marks and trademarks to be significant to our business.

Regulation

Typically, we do not have to obtain permits to operate the Comic Conventions. The convention centers at which such events occur obtain any required permits and cover fire safety and occupancy matters as part of the rental agreement. Crowd control varies by location and is either provided by the convention center’s personnel or by a third party security service recommended by the convention center. The convention centers do, however, require liability insurance, which Conventions has obtained and maintained.

Customers

Our client base is diverse. We have access to some of what we consider to be the leading movie studios, video game producers, comic book publishers, television broadcasters, and toy manufacturers. These customers are potential exhibitors and sponsors of our Comic Conventions. In addition, our digital media business will provide sales opportunities across the Fortune 1000 corporate sector, as these brand advertisers look to leverage our media properties to target our age 18-55 and all families target audience.

No single advertiser, promoter or sponsor comprises a significant portion of our revenues.

Competition; Competitive Strengths

In the live, regionally-based consumer conventions market, the strength of a competitor is measured by the location and size of the region or city, the frequency of live events per year, the guest and VIP list (e.g. celebrities and artists), the number of paying attendees, the physical size of the convention, the extent of the public relations outreach (through traditional media, digital media and social media), and the quantity and quality of exhibitors and dealers. We believe that we have a strong competitive position because our Comic Conventions take place in well-known major cities in North America throughout the year. Our multiple conventions per year enable us to market our events year round, create a large amount of content that can be distributed through our digital media outlets, and market in not only the regional consumer areas, but nationally as well. The multiple locations also allow us to work with more celebrities, artists and writers and host them in multiple cities.

There are a number of Comic Convention providers that produce events across the country. We are unique in that we produce more events annually than any other organization. We reach coast-to-coast, north-to-south markets in the United States. We believe that creates an advantage over other event producers because our Comic Conventions are not limited to one city, but rather to several well-known cities across North America.

We also believe that we have an edge over competitors because our Comic Conventions are well known and well respected in the Comic Convention and pop culture world. We have a reputation among fans, exhibitors, and celebrities for producing high-quality and well attended events.

Sales Channels and Pricing Policies

We have outsourced our admission sales to an online admission service, thereby eliminating the need to mail physical badges. Consumers can order online, print out their barcoded receipt, come to the show, have the receipt scanned and receive a wristband for entry. In addition, consumers may have the barcode scanned on his or her cell phone at the show and receive a wristband for entry. The Company also sells wristbands on-site at the live events themselves. We offer a five dollar discount on the purchase price of our admission to those who pre-purchase online as compared to those who purchase on-site at the Comic Convention. Admission typically ranges from $35 for a single day pass to $95 for a general weekend pass. Entry of children ten years old and under is free at all Comic Conventions.

Across all our digital media properties, display advertising is offered to brand advertisers, priced on a traditional CPM basis.

Sales and Marketing Strategy

We promote our Comic Conventions through a wide variety of media outlets, such as local radio and TV stations, newspapers, fan websites, and blogs. We also use online social networks such as Facebook, Twitter, Instagram, YouTube, Flickr, and Tumblr, to reach our fans and provide updates. Further, we promote our Comic Conventions on our website www.wizardworld.com and through our email database. We currently sell to prospective corporate sponsors and advertisers through our direct sales force. In 2013, we augmented our direct sales force through the utilization of third party representation firms and digital ad networks to help sell display advertising on our digital properties. We plan to continue to do so.

Growth Strategy

We plan to organically develop new Comic Conventions and increase the revenues of our existing Comic Conventions by adding more dealers, exhibitors, celebrities, panels, gaming tournaments, and VIPs to our Comic Conventions. Additionally, we are focused on increasing revenues through increasing corporate sponsorships with national Fortune 500 marketers by allowing these advertisers a wide range of promotional vehicles, both on-site and through our digital media and online offerings. We believe that we will be able to further maximize our relationships with our existing dealers, exhibitors, celebrities, and VIPs while, at the same time, developing new relationships with national brand marketers looking to connect with our growing audiences.

The Wizard World Comic Convention digital marketing platform extends across online and social media outlets with a growth strategy that is fueled by continually producing content for and harnessing content from the growing Comic Convention consumers. For example, the platform includes: (i) the websites www.wizardworld.com and www.wizardworlddigital.com, (ii) our Facebook page, www.facebook.com/wizardworld, (iii) Twitter at www.twitter.com/wizardworld, (iv) video social websites such as www.youtube.com/wizardworld, and (v) Instagram at www.instagram.com/wizardworld. Across the various outlets, the Company covers new and upcoming products and talents in the pop culture world, in order to distribute the large amount of content we create from our live events. Through the distribution of our content via digital media, we offer advertisers the ability to display their sponsorship messages in immersive and integrated ways, including, but not limited to, our large e-mail database of fans. Through sales of everything from digital display advertising space on our digital media properties, to title sponsorship positioning on key aspects for the live events, we plan to generate new forms of sponsorship revenues and thus strengthen our financial condition.

Employees

We currently have forty-two full-time equivalent employees. Additionally, we engage three freelance consultants to operate our Comic Convention business.

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

As of the date of this filing, our executive officers, directors, and principal stockholders who beneficially own 5% or more of our outstanding common stock, own in the aggregate, approximately 61.97% of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

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

We compete with other advertising service providers that may reach our target audience by means that are more effective than our Comic Conventions and digital media. Further, if such other providers of advertising have a long operating history, large product and service suites, more capital resources and broad international or local recognition, our operating results may be adversely affected if we cannot successfully compete.

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

Comic Convention Business

If we do not maintain and develop our Wizard World Comic Convention brand and those of our strategic partners, we will not be able to attract an audience to the Comic Conventions.

We attract audiences and advertisers partly through brand name recognition. We believe that establishing, maintaining and enhancing our portfolio of Comic Conventions and the brands of our strategic partners will enhance our growth prospects. The promotion of our Wizard World Comic Convention brand and those of our strategic partners will depend largely on our success in maintaining a sizable and loyal audience, providing high-quality content and organizing effective marketing programs. If we fail to meet the standards to which our consumers are accustomed, our reputation will be harmed and we may lose market share.

Our future success depends on attracting sponsors and pop culture advertisers who will advertise at our Comic Conventions. If we fail to attract a sufficient number of sponsors and pop culture advertisers, our operating results and revenues may not meet expectations.

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

If any of our business partners or contracting counterparties fails to perform or terminates their agreement(s) with us for any reason, or if our business partners or contracting counterparties with which we have short-term agreements refuse to extend or renew the agreement or enter into a similar agreement, our ability to carry on operations and cross-sell sales and marketing services among different platforms may be impaired. In addition, we depend on the continued operation of our long-term business partners and contracting counterparties and on maintaining good relations with them. If one of our long-term partners or counterparties is unable (including as a result of bankruptcy or a liquidation proceeding) or unwilling to continue operating in the line of business that is the subject of our contract, we may not be able to obtain similar relationships and agreements on terms acceptable to us or at all. If a partner or counterparty fails to perform or terminates any of the agreements with us or discontinues operations, and we are unable to obtain similar relationships or agreements, such events could have an adverse effect on our operating results and financial condition. Further, if we are unable to timely produce our Comic Conventions or produce the same quality of Comic Conventions to which our target demographic has been accustomed, the consequences could be far-reaching and harmful to our reputation, existing business relationships and future growth potential.

We may also need to form new strategic partnerships or joint ventures to access appropriate assets and industry know-how. Failing to identify, execute and integrate such future partnerships or joint ventures may have an adverse effect on our business, growth, financial condition, and cash flow from operations.

Our future success depends on attracting high profile celebrities and VIPs to our Comic Conventions. If we fail to attract such celebrities and VIPs, our attendance may suffer and our operating results and revenues may be adversely impacted.

Our ability to maintain our competitive position will be dependent on attracting high profile celebrities and VIPs to attend our Comic Conventions. We attract our audience by providing opportunities to meet some of their favorite celebrities. The failure of the Company to attract such high profile celebrities and VIPs may hurt the attendance at our Comic Conventions and as a result, our operations results and revenues may be adversely impacted.

CONtv

The Company has spent significant amounts to obtain and provide content and infrastructure for distribution of content on CONtv which launched in March 2015. If the Company fails to monetize its efforts, such costs could have a material adverse effect on our operating results.

The Company has spent a significant amount to develop and launch CONtv. Any and all such costs, if not more than offset by revenues from CONtv, could have a material adverse effect on our business and operating results.

ConBox

We may be unable to predict subscription renewal rates and the impact these rates may have on our future revenue and operating results.

Our subscribers have no obligation to renew their subscriptions for our services after the expiration of their initial subscription period, and some subscribers may elect not to renew. We cannot provide assurance that our subscriptions will be renewed. We cannot provide assurance that we will be able to accurately predict future subscriber renewal rates. Our subscribers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services, our ability to continue to provide unique and valuable content, the reliability of our subscription services, the prices of our services, the prices of services offered by our competitors, reductions in our customers’ spending levels, or declines in customer activity as a result of economic downturns or uncertainty in financial markets. We will need to add new subscribers to replace subscribers who cancel in order to grow our business. If we do not attract subscribers, if too many of our subscribers cancel our service, or if we are unable to attract new subscribers in sufficient numbers, our financial outlook, liquidity, business and operating results would be adversely affected.

If we fail to maintain or establish a positive reputation with subscribers concerning our service, including the content we deliver, we may not be able to attract or retain subscribers, and our operating results may be adversely affected.

We believe that a positive reputation with subscribers of ConBox is important in attracting and retaining subscribers. To the extent our content is perceived as low quality or otherwise not compelling to subscribers, our ability to establish and maintain a positive reputation may be adversely impacted. Furthermore, to the extent our marketing, and customer service efforts are not effective or result in negative consumer reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted.

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

In addition, failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, if we are unable to continue to comply with Section 404, our non-compliance could subject us to a variety of administrative sanctions, including the inability of registered broker-dealers to make a market in our common stock, which could reduce our stock price.

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

In addition, the Company entered into a lease to occupy office space at 1440 Broadway, 23rd Floor, New York, New York 10018. The term of the lease agreement commenced on January 1, 2014 and automatically extends for one (1) year unless either party provides written notice of termination ninety (90) days prior to the end of the term. The Company’s monthly rent is $4,000.

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

Quarter ended	Low Price	High Price

December 31, 2015	$0.400	$0.425
September 30, 2015	$0.540	$0.580
June 30, 2015	$0.685	$0.759
March 31, 2015	$0.690	$0.744

December 31, 2014	$0.651	$1.030
September 30, 2014	$0.525	$1.280
June 30, 2014	$0.400	$0.700
March 31, 2014	$0.320	$0.535

(b) Holders

As of April 13, 2016, a total of 51,368,386 shares of the Company’s common stock are currently outstanding held by 44 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

	(v)	the restricted stock is not transferable until the date on which the Board has specified such restrictions have lapsed.

As of December 31, 2015, the Company issued the following stock options and grants under the Plan:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation approved by security holders under the Plan	-	$-	-

Equity compensation plans not approved by security holders	9,933,500	$0.72	5,066,500

Total	9,933,500	$0.72	5,066,500

(1) Excludes shares of restricted stock issued under the Plan.

Rule 10B-18 Transactions

During the year ended December 31, 2015, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering:

On December 15, 2015, pursuant to the Plan, the Company issued 218,500 options to thirty-six employees. The options shall vest over a five year period, are exercisable at $0.41 per share and shall expire five years from the date of issuance.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the years ended December 31, 2015 and 2014, included elsewhere in this report.

We are a producer of pop culture and multimedia conventions (“Comic Conventions”) across North America that market movies, TV shows, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels. These Comic Conventions provide sales, marketing, promotions, public relations, advertising and sponsorship opportunities for entertainment companies, toy companies, gaming companies, publishing companies, marketers, corporate sponsors, and retailers.

Plan of Operation

Our Company has two lines of business: (i) live multimedia events, which involve admissions and exhibitor booth space, and (ii) sponsorships and advertising. Our current focus is two-fold and includes both growing our existing Comic Conventions by obtaining new exhibitors and dealers and attracting more high profile celebrities and VIPs, and identifying new markets in which to produce additional Comic Conventions. We also plan to expose our database of fans and our target market of young adults and families to our content through digital media such as Facebook, Twitter, YouTube, Flickr, and Tumblr, and draw higher traffic to our website www.wizardworld.com by creating content from our live multimedia events and promoting such events through emails and newsletters.

We expect to produce 19 live events during the year ending December 31, 2016. To date, we have operated profitable live events in Philadelphia, Chicago, New Orleans, Columbus, Portland, Nashville, Austin, Sacramento, Louisville, Minneapolis, San Antonio, Atlanta, Tulsa, Reno and St. Louis, but we have operated at a deficit in other events. In order for us to operate a successful event, we must produce an event that is relevant to the public in order to drive admissions, booth sales, sponsorship, and advertising. In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site. To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

The Company also plans to produce a live music concert series with well-known emerging and known artists at approximately seven (7) of its Comic Conventions during 2016. Admissions to the concerts will be sold separately from the admission to the Comic Convention.

In addition, the Company through its subsidiary, Wiz Wizard, launched ConBox in April 2015. ConBox is a subscription-based premium monthly box service featuring collectibles, exclusives, toys, tech and gaming, licensed artwork, superior comics and apparel, Comic Convention admissions, special VIP discounts and more, which will be shipped on or around the end of every month. The Company plans to continue to partner with major Comic Convention related brands and celebrities to deliver a high quality and variation of products directly to the front doors of its subscribers.

We continue to develop the Wizard World digital strategy and grow our existing database through social media, on-site activation, and the Company’s digital presence on properties that include Facebook®, Twitter®, YouTube®, Flickr®, Instagram® and Tumblr®. Also, as additional events are added, more people join the Wizard World universe and become loyal to the brand and its affiliated properties.

Wizardworlddigital.com continues to be the hub for all Comic Convention and related events news and content, and wizardworld.com continues to act as the e-commerce engine for all admissions, VIP experiences, one-of-a-kind packages, and more.

Results of Operations

For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	Year Ended
	December 31, 2015	December 31, 2014
Convention revenue	$22,905,636	$23,060,178
ConBox revenue	$1,120,535	$-
Gross profit	$5,266,140	$8,291,415
Operating expenses	$(8,147,968)	$(6,823,253)
(Loss) income from operations	$(2,881,828)	$1,468,162
Other expenses	$(1,352,633)	$(472,545)
Income tax provision	$-	$-
Net (loss) income attributable to common shareholder	$(4,252,167)	$995,617
Income (loss) per common share – basic	$(0.08)	$0.02
Income (loss) per common share – diluted	$(0.08)	$0.02

Convention Revenue

Convention revenue was $22,905,636 for the year ended December 31, 2015, as compared to $23,060,178 for the comparable year ended December 31, 2014, a decrease of $154,542. The current period decrease is primarily driven by a major decrease in the gross profit percentage attributable to the Company introducing conventions into new markets, which were not heavily attended by fans as such conventions were not previously established in such markets. The introduction of new events typically results in soft revenues and significant direct costs in order to maintain the production quality of the event and develop the market for benefit in future years. The Company ran twenty-five events during the year ended December 31, 2015, as compared to seventeen events during the comparable year ended December 31, 2014. Average revenue generated per event in 2015 was $916,225 as compared to $1,356,481 during 2014.

ConBox Revenue

ConBox revenue was $1,120,535 for the year ended December 31, 2015, as compared to $0 for the year ended December 31, 2014, an increase of $1,120,535. The increase in ConBox revenue is attributable to the introduction of the operations during 2015.

Gross Profit

Gross profit percentage decreased from 36% for the year ended December 31, 2014, to a gross profit of 22% during the year ended December 31, 2015. The current period decrease is primarily driven by a major decrease in the gross profit percentage attributable to the Company introducing conventions into new markets, which were not heavily attended by fans as such conventions were not previously established in such markets. The Company ran twenty-five events during the year ended December 31, 2015, as compared to seventeen events during the comparable year ended December 31, 2014.

Operating Expenses

Operating expenses for the year ended December 31, 2015, were $8,147,968, as compared to $6,823,253 for the year ended December 31, 2014. The increase is primarily attributable to an increase of approximately $944,337 in salaries and share based payments and an increase of approximately $380,378 in general and administrative expenses. The Company’s headcount increase period over period as a result of the Company operating more events in 2015. The increase in general and administrative expenses is attributable to significant increases in professional fees, insurance, web development, and travel expenses.

(Loss) income from Operations

Loss from operations for the year ended December 31, 2015, was $(2,881,828) as compared to income of $1,468,162 for the year ended December 31, 2014. The current period loss is primarily driven by a major decrease in the gross profit percentage attributable to the Company introducing conventions into new markets, which were not heavily attended by fans as such conventions were not previously established in such markets. In addition, the operating expense increase is primarily attributable to an increase in salaries and share-based payments. The Company also incurred material losses in connection with the launching of CONtv and the Company’s convention in China held during the year ended December 31, 2015.

Other expenses

Other expense for the year ended December 31, 2015, was $1,352,633, as compared to $472,545 for the year ended December 31, 2014. The change is attributable to the Company’s $1,324,727 loss on the CONtv joint venture with Cinedigm. The Company incurred these losses and additional write-off in connection with the launching of CONtv, which occurred during the current year.

Net (Loss) Income Attributable to Common Shareholder

Net loss attributable to common shareholder for the year ended December 31, 2015, was $(4,252,167) or loss per basic share of $(0.08), compared to net income $995,617 or income per basic share of $0.02 for the year ended December 31, 2014.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2015, compared to December 31, 2014:

	December 31, 2015	December 31, 2014	Increase/Decrease
Current Assets	$6,499,642	$7,768,084	$(1,268,442)
Current Liabilities	$5,420,678	$3,929,988	$1,490,690
Working Capital (Deficit)	$1,078,964	$3,838,096	$(2,759,132)

At December 31, 2015, we had a working capital of $1,078,964, as compared to a working capital of $3,838,096 at December 31, 2014, a decrease of $2,759,132. The decrease is primarily attributable to the Company recognizing a loss from operations during the fiscal year ended December 31, 2015 coupled with the Company incurring a loss on the CONtv joint venture.

Net Cash

Net cash provided by operating activities for the years ended December 31, 2015 and 2014, was $443,123 and $2,245,245, respectively. The net loss attributable to common shareholder for the years ended December 31, 2015 was $(4,234,461) compared to net income attributable to common of $995,617 for the year ended December 31, 2014. The Company generated cash in operations primarily by running profitable events during the year ended December 31, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

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

Unearned ConBox revenue is non-refundable up-front payments for products. These payments are initially deferred and subsequently recognized over the subscription period, typically three months, and upon shipment of the product.

The Company recognizes cost of revenues in the period in which the revenues was earned. In the event the Company incurs cost of revenues for conventions that are yet to occur, the Company records such amounts as prepaid expenses and such prepaid expenses are expensed during the period the convention takes place.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a four year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s Common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our Common stock and does not intend to pay dividends on our Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505-40, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of the equity instruments is re-measured each reporting period over the requisite service period.

Fair Value of Financial Instruments

We follow Paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“US GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amount of the Company’s assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities, and unearned revenue approximate their fair value because of the short maturity of those instruments.

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

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-25 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2015.

Item 9A. Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Board and the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required under applicable United States securities regulatory requirements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s chief executive and chief financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. A system of internal controls can provide only reasonable, not absolute, assurance that the objectives of the control system are met, no matter how well the system is conceived or operated. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following significant deficiencies in our internal control over financial reporting.

(1)	Due to our small number of accounting employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed; and

(2)	In addition, management has not completed a full documentation of all processes and procedures as it relates to internal controls over financial reporting.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Company is committed to improving financial organization. As part of this commitment, management and the Board are currently performing an extensive review of the Company’s policies and procedures as it relates to financial reporting in an effort to mitigate future risks of potential misstatements. The Company will focus on continuing to develop and documenting internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 13, 2016:

Name	Age	Title

John M. Macaluso	59	Chief Executive Officer, President, Director

Randall S. Malinoff	56	Interim Chief Operating Officer

John Maatta	64	Chairman

Greg Suess	43	Director

Vadim Mats	32	Director

Paul L. Kessler	55	Director

Kenneth Shamus	45	Director

John M. Macaluso, age 59, Chief Executive Officer, President and Director

John M. Macaluso has served as a member of our Board since May 13, 2011 and as the Company’s Chief Executive Officer and President since March 19, 2012. Mr. Macaluso is the founder, sole owner and Chief Executive Officer of California Concepts, a domestic manufacturer of domestic and imported women’s and girls’ clothing, which operated as such from 1987 through 2007. In 2007, Mr. Macaluso exited the clothing business and transitioned California Concepts into a real estate development business, managing projects in Los Angeles, Las Vegas and Big Sky, Montana at the Yellowstone Club, among others.

The Board believes that Mr. Macaluso’s business experience with managing gross profit margins, markdown allowances, budgets and negotiating effective costs of goods purchased will be a significant asset to the Company with respect to, among other things, its operating budget as a growing public company.

Randall S. Malinoff, age 56, Interim Chief Operating Officer

Mr. Randall S. Malinoff was appointed Interim Chief Operating Officer of the Company effective as of March 2, 2016. Mr. Malinoff combines over 20 years of experience in the entertainment industry as a marketing and digital executive. From 2009 through 2014, Mr. Malinoff was the Vice President and Head of Direct to Consumer Ecommerce for Universal Music Group, Inc., a company in the entertainment industry. From 2000 to 2008, he was Senior Vice President of Digital Marketing for Universal Studios, Inc., a company involved in movies and home entertainment. From 1996 to 2000, Mr. Malinoff served as the Executive Vice President and General Manager of Ktel Music, Inc., a recorded music and publishing company.

The Board believes that Mr. Malinoff’s combination of experience, leadership and innovation in the entertainment industry in key areas of digital marketing, operations, publicity, strategy and his skill in developing and nurturing strategic partnerships launching new business initiatives will help grow the Company.

Mr. John D. Maatta, age 64, Chairman

John D. Maatta has been a member of our Board since May 25, 2011 and was appointed Chairman of the Board on February 5, 2016. Mr. Maatta is currently engaged in the private practice of law. Formerly, Mr. Maatta was EVP of The CW Television Network and prior to that he was the Chief Operating Officer of The CW Network, which is America’s fifth broadcast network and a network that focuses substantially on targeting young adults between the ages of 18 and 34. From September 2005 through September 2006, Mr. Maatta served as the Chief Operating Officer of The WB, a Warner Bros. television network (“The WB”), where he had direct oversight of all business and operations departments, such as business affairs, finance, network distribution (which included The WB 100+ station group), technology, legal, research, network operations, broadcast standards and human resources. While Chief Operating Officer at The WB, Mr. Maatta also served as The WB’s General Counsel. Mr. Maatta is currently a director of Trader Vic’s, Inc., a Polynesian-style restaurant chain, a position he has held since 1998. Mr. Maatta received a Bachelor of Arts in Government from the University of San Francisco in 1974, and a Juris Doctorate from the University of California, Hastings College of the Law, in 1977.

The Board believes that Mr. Maatta’s experience with operating companies in the entertainment industry and his contacts in the industry will be an important factor in the Company’s growth as a digital entertainment and event company.

Greg Suess, age 43, Director

Greg Suess has been a director of our Company since May 9, 2011. In 2000, he co-founded ROAR, a Beverly Hills-based management and consulting company that focuses on media and entertainment and provides comprehensive management services for its clients, including talent and brand management, managing partnerships, strategic alliances and marketing strategies that engage consumers through entertainment, music and lifestyle experiences. Mr. Suess is, and has been since inception, a partner at ROAR. Since 1997, Mr. Suess has been with the law firm of Glaser, Weil, Fink, Howard, Avchen & Shapiro, LLP, where he is currently Partner and focuses on general corporate law and media and entertainment. Mr. Suess holds a Bachelor of Science from the University of Southern California (Lloyd Greif Center for Entrepreneurial Studies), and holds a JD/MBA from Pepperdine University. He is a member of the State Bar of California.

The Board believes that Mr. Suess’ extensive experience and background in the media and entertainment industry complements the Company’s events business and its new initiatives and will provide a significant contribution to the Company’s growth.

Vadim Mats, age 32, Director

Vadim Mats has been a director of our Company since January 14, 2011. On January 28, 2013, Mr. Mats was appointed as Chief Financial Officer of Point Capital, Inc. Mr. Mats is also, and has been since June 28, 2010, the Chief Financial Officer of FWS Capital Ltd. Prior to joining FWS Capital Ltd., Mr. Mats served as an accounting consultant to various companies from December 2009 until June 2010. Mr. Mats was also previously the assistant controller at Eton Park Capital Management, a multi-strategy fund, from July 16, 2007 to December 1, 2009. From June 2006 to July 2007, Mr. Mats was a senior fund accountant at The Bank of New York Mellon, where he was responsible for over fifteen funds. Mr. Mats graduated cum laude from the Zicklin School of Business at Bernard Baruch College with a Bachelor’s degree in Business Administration, specializing in finance and investments and holds a Master of Science in accounting and finance from the Zicklin School of Business at Bernard Baruch College. Further, Mr. Mats is a CAIA Charter Holder and a Certified Public Accountant.

Mr. Mats’ extensive experience and background in finance, accounting and investment funds will be a significant asset to the Company’s operation as a public company.

Paul L. Kessler, age 55

Paul L. Kessler combines over 25 years of experience as an investor, financier and venture capitalist. In 2000, Mr. Kessler founded Bristol Capital Advisors, LLC, a Los Angeles based investment advisor, and has served as the Principal and Portfolio Manager from 2000 through the present. Mr. Kessler has broad experience in operating, financing, capital formation, negotiating, structuring and re-structuring investment transactions. He is involved in all aspects of the investment process including identification and engagement of portfolio companies. His investment experience encompasses both public and private companies. Mr. Kessler has actively worked with executives and boards of companies on corporate governance and oversight, strategic repositioning and alignment of interests with shareholders.

The Board believes that Mr. Kessler’s extensive experience in matters including capital formation, corporate finance, investment banking, founder, owner, operator of successful companies, corporate governance, as well as his understanding of capital markets, will provide a significant contribution to the growth of the Company.

Kenneth Shamus, age 45

Kenneth Shamus combines over 25 years of experience in the Toys & Collectibles Industry. From 1990 through present, Mr. Shamus is the Chief Executive Officer of ToyWiz, Inc., an online toys, action figures and trading card games company.

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

Board Meetings and Annual Meeting Attendance

The Board met approximately eight times during fiscal year ended December 31, 2015. No director attended less than 62.5% of the meetings. Additionally, the Board acted approximately zero times by unanimous written consent in lieu of a meeting during 2015.

Committees of the Board of Directors

Our Board currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

On March 17, 2013, the Board authorized the creation of an Audit Committee. Messrs. Mats, Kessler and Shamus serve as members of the Audit Committee, with Mr. Mats serving as chairman. The Audit Committee has not yet adopted a written charter but its functions shall include: selecting our independent registered public accountants; reviewing the results and scope of the audit and other services provided by our independent registered public accountants; reviewing our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommending, establishing and monitoring the Company’s disclosure controls and procedures. The Audit Committee held four meetings in 2015.

Compensation Committee

On March 17, 2013, the Board authorized the creation of a Compensation Committee. The Board appointed Messrs. Suess, Mats and Maatta as members, with Mr. Suess serving as Chairman. While the committee has not yet adopted a written charter, the Compensation Committee shall be responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans. The Compensation Committee held two meetings in 2015.

Nominating and Corporate Governance Committee

On March 13, 2014, the Board authorized the creation of a Nominating and Corporate Governance Committee. The members are Messrs. Maatta, Kessler and Suess, with Mr. Maatta serving as Chairman. The Nominating and Corporate Governance Committee reviews and provides oversight with regard to the Company’s corporate governance related policies and procedures and also recommends nominees to the Board and committees of the Board, develops and recommends to the Board corporate governance principles, and oversees the evaluation of the Board and management. The Nominating and Corporate Governance Committee held one meeting in 2015.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2015, were timely.

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, it was discovered that Kenneth Shamus failed to file a Form 4 for the purchase of 26,500 shares of common stock at $0.93 per share in September 2014.  Mr. Shamus plans to file the appropriate Section 16 filing immediately.

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

Item 11. Executive Compensation.

2015 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John M. Macaluso (1)(2)	2015	$500,000	$570,832	$0	$888,113	$0	$0	$14,400	$1,973,345
Chief Executive Officer	2014	$326,667	$466,988	$0	$541,505	$0	$0	$10,400	$1,345,560
Director	2013	$240,000	$0	$0	$380,330	$0	$404,000	$8,400	$1,032,730
Randall S. Malinoff (3)	2015	$-	$-	$-	$-	$-	$-	$-	$-
Interim Chief Operating Officer	2014	$-	$-	$-	$-	$-	$-	$-	$-
	2013	$-	$-	$-	$-	$-	$-	$-	$-

(1)	Mr. Macaluso was appointed as the Company’s Chief Executive Officer on March 19, 2012. On October 10, 2012, Mr. Macaluso was appointed as the Company’s Chairman of the Board and served in such capacity until February 5, 2016.

(2)

The Company uses a credit card in the name of Mr. Macaluso for certain business expenses. This practice may result in Mr. Macaluso receiving points or rewards under the terms of the credit card provider’s agreement with Mr. Macaluso, even though the Company makes all payments related to such expenses. The Board is evaluating such practices.

(3)	Mr. Malinoff was appointed as the Company’s Interim Chief Operating Officer effective as of March 2, 2016.

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

During the Term, the Company will pay Macaluso a base salary of $41,667 per month (the “Base Salary”) and a car allowance of $1,200 per month. In addition, subject to the terms and conditions of the Employment Agreement, Macaluso will receive an annual bonus of equal to the following, calculated cumulatively: (i) when the Company achieves annual Adjusted EBITDA (as defined in the Employment Agreement) of between $1.00 and $1,000,000, Macaluso shall receive a cash bonus of 30% of such annual Adjusted EBITDA; (ii) when the Company achieves annual Adjusted EBITDA of between $1,000,001 and $2,000,000, the Executive shall receive an additional cash bonus of 20% of such annual Adjusted EBITDA which exceeds $1,000,000; and (iii) when the Company achieves annual Adjusted EBITDA greater than $2,000,000, the Executive shall receive an additional cash bonus of 10% of such annual Adjusted EBITDA which exceeds $2,000,000.

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

Employment Agreement with Randall S. Malinoff

Effective as of March 2, 2016, the Company entered into an employment agreement (the “Employment Agreement”) with Randall S. Malinoff in connection with his appointment as the Company’s Interim Chief Operating Officer. The initial term of such agreement is for ninety (90) days from the date of execution but may be extended by mutual agreement for successive ninety (90) day periods. The Company shall pay Mr. Malinoff an annual base salary of $150,000.

Consulting Agreements

CA Concepts

On September 1, 2011, the Company entered into a verbal agreement with California Concepts, Inc. (“Concepts”), to provide consulting services to the Company. John M. Macaluso, the Company’s Chief Executive Officer, was the Chief Executive Officer of Concepts. Pursuant to the terms of the consulting agreement, Concepts was to receive $10,000 per month for the consulting services. On February 7, 2012, the Company entered into a formal written agreement, documenting the terms of the previous verbal agreement. On March 19, 2012, in conjunction with Mr. Macaluso’s appointment as the Company’s Chief Executive Officer, the consulting agreement with Concepts was terminated. Concepts received $40,000 for services rendered during the fiscal year ended December 31, 2011. For the period from January 1, 2012, until March 19, 2012, Concepts received a total of $25,385 for services rendered.

Outstanding Equity Awards

2015 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

John M. Macaluso Chief Executive Office and Chairman	150,000	-	-	$0.44	May 12, 2016	-	-	-	-

John M. Macaluso Chief Executive Office and Chairman	2,750,000	-	-	$0.44	March 19, 2017	-	-	-	-

John M. Macaluso Chief Executive Office and Chairman	120,000	-	-	$0.44	October 17, 2018	-	-	-	-

John M. Macaluso Chief Executive Office and Chairman	579,891	320,109	320,109	$1.00	March 18, 2016

John M. Macaluso Chief Executive Office and Chairman	386,770	513,230	513,230	$1.25	March 18, 2017

John M. Macaluso Chief Executive Office and Chairman	290,144	609,856	609,856	$1.50	March 18, 2018

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2015.

						Non-Equity
Name						Incentive
And				Stock	Option	Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

John M. Macaluso Director (1)	2015	$-	$-	$-	$-	$-	$-	$-

Greg Suess Director	2015	$13,500	$-	$-	$57,250	$-	$-	$70,750

John Maatta Chairman (1)	2015	$13,250	$-	$-	$57,250	$-	$-	$70,500

Vadim Mats Director	2015	$14,250	$-	$-	$57,250	$-	$-	$71,500

Paul L. Kessler Director	2015	$14,000	$-	$-	$60,838	$-	$-	$74,838

Kenneth Shamus Director	2015	$13,750	$-	$-	$60,838	$-	$-	$74,558

(1)	On February 5, 2016, the Board appointed Mr. John Maatta as the Chairman of the Board. Mr. Macaluso will continue to serve as a member of the Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of April 13, 2016, there were 51,368,386 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth information as of April 13, 2016, with respect to the beneficial ownership of our common stock by (i) each of our officers and directors, (ii) our officers and directors as a group and (iii) each person known by us to beneficially own five percent (5%) or more of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of Wizard World, Inc., 2201 Park Place, Suite 101, El Segundo, CA 90245.

Title of Class	Name of Beneficial Owner (1)	Number of Shares		Percent of Class (2)

Common	Vadim Mats, Director	73,000	(3)	* %
Common	Greg Suess, Director	146,553	(4)	* %
Common	John M. Macaluso, Chief Executive Officer, Director	8,600,213	(5)	16.74%
Common	John Maatta, Chairman	2,500	(6)	* %
Common	Paul L. Kessler, Director	9,024,783	(7)	17.57%
Common	Kenneth Shamus, Director	1,462,750	(8)	2.85%
Common	Randall S. Malinoff, Interim Chief Operating Officer	0		* %
Common	All officers and directors as a group (7 persons)	19,309,799		37.59%
Common	Pivot Media LLC	3,830,000	(9)	7.46%
Common	Stephen Shamus	2,393,750	(10)	4.66%
Common	4 Brothers LLC	3,351,250	(11)	6.52%
Common	Eric Weisblum	2,950,000	(12)	5.74%
Common	All officers, directors and 5% holders as a group (11 persons)	31,834,799		61.97%

* denotes less than 1%

(1)	Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities. Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.

(2)	Based on 51,368,386 shares of common stock issued and outstanding as of April 13, 2016.

(3)	This total does not include shares issuable upon exercise of an option for 450,000 shares of common stock, of which approximately 342,500 have vested.

(4)	Does not include shares issuable upon exercise of an option for 450,000 shares of common stock, of which approximately 342,500 have vested.

(5)	This total does not include (i) shares issuable upon exercise of an option for 150,000 shares of common stock, of which approximately 150,000 have vested, (ii) shares issuable upon exercise of an option for 2,750,000 shares of common stock, of which 2,750,000 have vested, (iii) shares issuable upon exercise of an option for 120,000 shares of common stock, of which approximately 120,000 have vested, (iv) shares issuable upon exercise of an option for 900,000, which shall be exercisable at a price per share of $1.00 and shall vest quarterly over the period beginning on March 19, 2015 and ending March 18, 2016, of which approximately 900,000 have vested; (v) shares issuable upon exercise of an option for 900,000, which shall be exercisable at a price per share of $1.25 and shall vest quarterly over the period beginning on March 19, 2016 and ending March 18, 2017, and (vi) shares issuable upon exercise of an option for 900,000, which shall be exercisable at a price per share of $1.50 and shall vest quarterly over the period beginning on March 19, 2017 and ending March 18, 2018.

(6)	Does not include shares issuable upon exercise of an option for 450,000 shares of common stock, of which approximately 342,500 have vested.

(7)	The total consists of: (i) 7,670,083 shares owned by Bristol Investment Fund, Ltd., a Cayman Islands exempted company managed by Bristol Capital Advisors LLC (“Bristol Capital”), a Delaware limited liability company, of which Mr. Kessler, as the manager of Bristol Capital, acting alone, has voting and dispositive power over the shares beneficially owned; (ii) 489,000 shares owned by Bristol Capital, LLC, of which Mr. Kessler has voting and dispositive power over the shares beneficially owned, (iii) 78,700 shares owned by Paul Kessler IRA Rollover, of which Mr. Kessler, acting alone, has voting and dispositive power over the shares beneficially owned, and (iv) 787,000 shares owned by Bristol Capital Pension and Profit Sharing, of which Mr. Kessler, acting alone, has voting and dispositive power over the shares beneficially owned. This total does not include shares issuable upon exercise of an option for 450,000 shares of common stock, of which approximately 342,500 have vested.

(8)	This total includes (i) 26,500 shares owned directly by Mr. Shamus and (ii) 1,436,250 owned by 4 Brothers LLC, of which Mr. Shamus has voting and dispositive power over the shares beneficially owned. This total does not include shares issuable upon exercise of an option for 450,000 shares of common stock, of which approximately 342,500 have vested. Mr. Shamus is part of the family that owns Kicking the Can LLC, 4 Brothers LLC, It’s All Normal, LLC and Pivot Media LLC.

(9)	Pivot Media LLC, a Delaware limited liability company, is owned and managed by Gareb Shamus. Mr. Shamus, acting alone, has voting and dispositive power over the shares beneficially owned by Pivot Media LLC. The address for Pivot Media LLC is 54 Jane Street, New York, NY 10014.

(10)	This total includes 2,393,750 shares owned by It’s All Normal, LLC, a Delaware limited liability company, of which Mr. Shamus is the owner and acting alone, has voting and dispositive power over the shares beneficially owned. This total does not include (i) shares issuable upon exercise of an option for 200,000 shares of common stock at $0.40 per share, of which all shares have vested, (ii) shares issuable upon exercise of an option for 200,000 shares of common stock at $0.74 per share, of which all shares have vested, and (iii) shares issuable upon exercise of an option for 25,000 shares of common stock at $0.42 per share, of which all shares have vested. Upon the exercise of such options, Mr. Shamus will own approximately 5.44% of the outstanding common stock. The address for Mr. Shamus is 27 West 55th Street, New York, NY 10019

(11)	4 Brothers LLC, a Delaware limited liability company, is owned and managed by Kenneth Shamus, Marty Shamus and Ilan Shamus. The mailing address for 4 Brothers LLC is 363 Spook Rock Road, Suffern, NY 10901.

(12)	This total consists of: (i) 1,950,000 shares of common stock directly owned by Eric Weisblum, and (ii) 1,000,000 shares of common stock owned by Gem Funding, LLC, a Delaware limited liability company (“GEM”). Corie Weisblum, the wife of Eric Weisblum, is the managing member of GEM. The address for Mr. Weisblum and GEM is 41 Owatonna Street, Haworth, New Jersey 07641.

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

Common Stock

As of April 13, 2016, there were 51,368,386 shares of our common stock issued and outstanding held by 44 beneficial owners of record.

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

Common Stock Purchase Warrants

Effective August 21, 2013, the Series A Shareholders and certain other shareholders exchanged approximately 8.0 million outstanding Series A Common Stock Purchase Warrants for approximately 4.0 million shares of Common Stock. As of April 13, 2016, the Company has no warrants outstanding.

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

Item 13. Certain Relationships and Related Transactions.

We present all possible transactions between us and our officers, directors and 5% stockholders, and our affiliates, to our Board for their consideration and approval. Any such transaction will require approval by a majority of the disinterested directors and such transactions will be on terms no less favorable than those available to disinterested third parties. During their years ended December 31, 2014 and 2015, the Company had the following transactions with related persons reportable under Item 404 of Regulation S-K:

On May 31, 2011, the Company entered into an agreement with ToyWiz, Inc. (“ToyWiz”), a company run by a director of the Company, to monetize the ToyWiz website. Under the terms of such agreement, ToyWiz was paid 50% of the advertising revenue attributable to the ToyWiz site, with a minimum guarantee of $5,000 per month. This agreement is no longer in effect as of July 2014.

On September 1, 2012, the Company entered into an agreement with ROAR, LLC (“ROAR”), an entity which is partially owned by a director of the Company. ROAR agrees to provide the Company strategic management consulting services. The initial term was for three (3) months and then month-to-month thereafter. The Company agreed to compensate ROAR with a $7,500 per month payment and a 10% commission on any contractual introduction for business development introduced by ROAR. This agreement is no longer in effect as of December 2015.

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

Effective April 1, 2014, the Company entered into an agreement with Bristol pursuant to which Bristol agreed to provide the Company strategic management consulting services. The term of the agreement was month-to-month and Bristol received a payment of $5,000 per month. This agreement is no longer in effect as of December 2015.

Bristol and ROAR each received a 2.5% profits participation and ownership interest in CONtv.

Effective December 29, 2014, the Company and a member of the Board formed Wiz Wizard. The Company and the member of the Board each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company.

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

As of April 14, 2016, the Board determined that the following directors are independent under these standards:

John Maatta, Greg Suess and Vadim Mats.

The Company has a standing Compensation Committee, a standing Audit Committee and a standing Nominating and Corporate Governance Committee. As of April 14, 2016, the Board has determined that all members of the Compensation Committee are independent, Mr. Mats is an independent member of the Audit Committee, and Messrs. Maatta and Suess of the Nominating and Corporate Governance Committee are independent.

Item 14. Principal Accountant Fees and Services.

Audit Fees

(a) The aggregate fees billed by Li & Company for the audit of the Company’s financial statements for the fiscal years ended December 31, 2015 and 2014, were $32,500 and $65,000, respectively.

The Company’s current independent registered public accounting firm, Rosenberg Rich Baker Berman & Company (“RRBB”), was engaged on February 16, 2016 and did not bill the Company for any fees for the audit of the Company’s financial statements for the fiscal years ended December 31, 2015 and 2014.

Audit Related Fees

(b) Li & Company did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2015 and 2014, respectively.

RRBB did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2015 and 2014, respectively.

Tax Fees

(c) The aggregate fees billed by Li & Company for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2015 and $0 for the fiscal year ended December 31, 2014.

The aggregate fees billed by RRBB for tax compliance, advice and planning were $18,800 for the fiscal year ended December 31, 2015 and $20,500 for the fiscal year ended December 31, 2014.

All Other Fees

(d) Li & Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2015 and 2014, respectively.

RRBB did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2015 and 2014, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Purchase and Share Exchange Agreement, dated November 5, 2010, by and among GoEnergy, Inc., Strato Malamas, an individual and the majority stockholder of GoEnergy, Inc., Kick the Can Corp., a Nevada corporation, Kicking the Can, L.L.C., a Delaware limited liability company and the majority shareholder of Kick the Can Corp., and certain shareholders of Kick the Can Corp. that are signatories thereto (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2010).

3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).

3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).

3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).

4.1	Form of 2011 Series A Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

4.2	Form of Convertible Promissory Note, dated August 19, 2011 (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2011).

4.3	Form of Series A Common Stock Purchase Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

4.4	Form of Senior Convertible Debenture (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.1	Director Agreement, dated January 18, 2011, by and between GoEnergy, Inc. and Vadim Mats (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2011).

10.2	Director Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.3	Consultant Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.4	Form of 2011 Series A Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

10.5	Director Agreement, dated May 9, 2011, by between Wizard World, Inc. and Greg Suess (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2011).

10.6	2011 Stock Incentive and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011)

10.7	Amendment to the 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2011).

10.8	2011 Amended and Restated Stock Incentive and Award Plan. (as filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.9	Form of Non-Qualified Stock Option Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.10	Director Agreement, dated May 13, 2011, by and between Wizard World, Inc. and John M. Macaluso (as filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.11	Director Agreement, dated May 25, 2011, by and between Wizard World, Inc. and John Maatta (as filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.12	Employment Agreement, dated May 25, 2011, by and between Wizard World, Inc. and Gareb Shamus (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2011).

10.13	Form of Subscription Agreement, dated August 19, 2011 (as filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.14	Office Service Agreement, dated January 18, 2011, by and between Kick the Can Corp. and NYC Office Suites (as filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.15	Internet Domain Name Assignment Agreement, dated January 2011, by and between Gareb Shamus Enterprises, Inc. and Kick the Can Corp. (as filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.16	Mid-Ohio Acquisition Agreement, dated November 13, 2010, by and between Kicking the Can L.L.C and GCX Holdings LLC (as filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 16, 2011).

10.17	Form of Senior Convertible Debenture, dated December 6, 2011 (as filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.18	Subscription Agreement, dated December 21, 2011, by and between the Company and the Michael Mathews 2011 Children’s GRAT (as filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.19	Consultant Agreement, dated March 23, 2011, between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

10.20	Employment Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.21	Option Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.22	Indemnification Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.23	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.24	Second Amended and Restated 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2012).

10.25	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.26	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.27	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.28	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.29	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.30	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.31	Form of Commercial Real Estate Lease by and between Bristol Capital, LLC and 225 California Street, LLC, as lessors, and Wizard World, Inc., as lessee (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013).

10.32	Amended and Restated Employment Agreement, dated September 16, 2014, by and between Wizard World, Inc. and John Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2014)

10.33	2011 Third Amended and Restated Stock Incentive and Award Plan. (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2014)

10.34	Amended and Restated Operating Agreement of CONtv LLC, by and among Wizard World, Inc, Cinedigm Entertainment Corp., ROAR, LLC and Bristol Capital, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2015)

10.35	Amended and Restated License Agreement by and between Wizard World, Inc. and CON TV, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2015)

10.36	Amended and Restated Services Agreement by and between Wizard World, Inc. and CON TV, LLC (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2015)

10.37	Employment Agreement by and between Wizard World, Inc. and Randy Malinoff, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2016)

17.1	Letter of Resignation from Michael Mathews, dated October 10, 2012 (as filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 18, 2012).

21.1	Subsidiaries*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: April 14, 2016	By:	/s/ John M. Macaluso
	Name:	John M. Macaluso
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Macaluso	Chief Executive Officer, Principal Executive	April 14, 2016
John M. Macaluso	Officer, Principal Financial Officer, Principal
Accounting Officer, Director

/s/ John Maatta	Chairman of the Board	April 14, 2016
John Maatta

/s/ Vadim Mats	Director	April 14, 2016
Vadim Mats

/s/ Greg Suess	Director	April 14, 2016
Greg Suess

/s/ Paul L. Kessler	Director	April 14, 2016
Paul L. Kessler

/s/ Kenneth Shamus	Director	April 14, 2016
Kenneth Shamus

Wizard World, Inc.

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wizard World, Inc.

We have audited the accompanying consolidated balance sheet of Wizard World, Inc., as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015. Wizard World, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wizard World, Inc., as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg, Rich, Baker, Berman & Company

Somerset, New Jersey

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Wizard World, Inc.

We have audited the accompanying consolidated balance sheet of Wizard World, Inc. (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
March 17, 2015

Wizard World, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

Assets

Current Assets
Cash and cash equivalents	$4,723,699	$5,790,724
Accounts receivable, net	407,142	-
Inventory	39,552	-
Prepaid convention expenses	1,035,265	1,683,376
Prepaid taxes	293,984	293,984
Total Current Assets	6,499,642	7,768,084

Property and equipment, net	250,786	264,742

Investment	-	24,997

Investment in CONtv joint venture	-	117,507

Security deposit	21,066	20,066

Total Assets	$6,771,494	$8,195,396

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,577,439	$1,594,341
Unearned revenue	3,731,498	2,022,235
Due to CONtv joint venture	111,741	313,412

Total Current Liabilities	5,420,678	3,929,988

Total Liabilities	5,420,678	3,929,988

Commitments and contingencies

Stockholders’ Equity
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated
Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 51,368,386 and 51,358,386 shares issued and outstanding, respectively	5,138	5,137
Additional paid-in capital	17,341,268	16,021,400
Accumulated deficit	(16,013,296)	(11,761,129)
Non-controlling interest	17,706	-
Total Stockholders’ Equity	1,350,816	4,265,408

Total Liabilities and Stockholders' Equity	$6,771,494	$8,195,396

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2015	December 31, 2014

Revenue
Convention revenue	$22,905,636	$23,060,178

ConBox revenue	1,120,535	-

Total revenue	24,026,171	23,060,178

Cost of revenue	18,760,031	14,768,763

Gross margin	5,266,140	8,291,415

Operating expenses
Compensation	5,396,798	4,452,461
Consulting fees	625,111	419,162
General and administrative	2,126,059	1,951,630

Total operating expenses	8,147,968	6,823,253

(Loss) income from operations	(2,881,828)	1,468,162

Other expenses
Interest expense	(2,909)	(11,798)
Loss on investment	(24,997)	-
Loss on CONtv joint venture	(1,324,727)	(460,747)

Other expenses, net	(1,352,633)	(472,545)

(Loss) income before income tax provision	(4,234,461)	995,617

Income tax provision	-	-

Net (loss) income	(4,234,461)	995,617

Net income attributable to non-controlling interests	17,706	-

Net (loss) income attributable to common stockholders	$(4,252,167)	$995,617

Earnings (loss) per share
Basic	$(0.08)	$0.02
Diluted	$(0.08)	$0.02

Weighted average common shares outstanding - basic	51,363,920	51,294,175
Weighted average common shares outstanding - diluted	51,363,920	55,584,150

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2015 and 2014

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance - December 31, 2013	-	$-	51,104,024	$5,111	$15,043,762	$(12,756,746)	$-	$2,292,127

Settlement of liability	-	-	250,000	25	103,725	-	-	103,750

Share-based compensation	-	-	16,862	2	873,912	-	-	873,914

Cancellation of shares erroneously issued	-	-	(12,500)	(1)	1	-	-	-

Net income	-	-	-	-	-	995,617	-	995,617

Balance - December 31, 2014	-	$-	51,358,386	$5,137	$16,021,400	$(11,761,129)	$-	$4,265,408

Share-based compensation	-	-	-	-	1,315,869	-	-	1,315,869

Shares issued upon exercise of options	-	-	10,000	1	3,999	-	-	4,000

Net (loss) income	-	-	-	-	-	(4,252,167)	17,706	(4,234,461)

Balance - December 31, 2015	-	$-	51,368,386	$5,138	$17,341,268	$(16,013,296)	$17,706	$1,350,816

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2015	December 31, 2014

Cash Flows From Operating Activities:
Net (loss) income	$(4,234,461)	$995,617
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	119,213	45,493
Loss on CONtv joint venture	1,324,727	-
Loss on investment	24,997	-
Share-based compensation	1,315,869	873,914
Changes in operating assets and liabilities:
Accounts receivable	(407,142)	17,757
Inventory	(39,552)	27,002
Prepaid expenses	648,111	(1,357,173)
Security deposit	(1,000)	14,734
Accounts payable and accrued liabilities	(16,902)	467,293
Unearned revenue	1,709,263	1,160,608

Net Cash Provided by Operating Activities	443,123	2,245,245

Cash Flows from Investing Activities:
Purchase of property and equipment	(105,257)	(259,275)
Investment	-	(24,997)
Investment in CONtv joint venture - net	(1,408,891)	195,905

Net Cash Used In Investing Activities	(1,514,148)	(88,367)

Cash Flows from Financing Activities:
Proceeds from the exercise of options	4,000	-

Net Cash Provided By Financing Activities	4,000	-

Net change in cash and cash equivalents	(1,067,025)	2,156,878

Cash and cash equivalents at beginning of reporting period	5,790,724	3,633,846

Cash and cash equivalents at end of reporting period	$4,723,699	$5,790,724

Supplemental disclosures of cash flow information:
Interest paid	$2,909	$-
Income tax paid	$-	$575,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for settlement of accrued liabilities	$-	$103,750

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

December 31, 2015

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

Wiz Wizard, LLC

On December 29, 2014, the Company and a member of the Board of Directors (the “Board”) of the Company formed Wiz Wizard, LLC (“Wiz Wizard”) under the law of the State of Delaware. The Company and the member of the Board each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. The Company consolidates its 50% equity interest and reports the remaining 50% equity interest owned by a member of the Board as the non-controlling interest in Wiz Wizard as the management of the Company believes that the Company has the control of Wiz Wizard. In addition, the Company and Wiz Wizard, launched ComicConBox (“ConBox”) in April 2015. ConBox is a subscription-based premium monthly box service featuring collectibles, exclusives, toys, tech and gaming, licensed artwork, superior comics and apparel, Comic Con tickets, special VIP discounts and more, which will be shipped on or around the end of every month. The Company plans to continue to partner with major Comic Con related brands and celebrities to deliver a high quality and variation of products directly to the front doors of its subscribers. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company. Consequently, Wiz Wizard is a wholly-owned subsidiary of the Company.

ButtaFyngas LLC

On April 10, 2015, the Company and an unrelated third party formed ButtaFyngas, LLC (“ButtaFyngas”) under the law of the State of Delaware. The Company and the unrelated party each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. The Company consolidates its 50% equity interest and reports the remaining 50% equity interest owned by the third party as the non-controlling interest in ButtaFyngas.

Note 2 – Significant and Critical Accounting Policies and Practices

The management of the Company is responsible for the selection and use of appropriate accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s). Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

KTC Corp.	The State of Nevada, U.S.A.	September 20, 2010	100%

Kicking the Can L.L.C.	The State of Delaware, U.S.A.	April 17, 2009	100%

Wizard World Digital, Inc.	The State of Nevada, U.S.A.	March 18, 2011	100%

Wiz Wizard, LLC	The State of Delaware, U.S.A.	December 29, 2014	50%

ButtaFyngas, LLC	The State of Delaware, U.S.A.	April 10, 2015	50%

All inter-company balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of December 31, 2015 and 2014, the aggregate non-controlling interest in Wiz Wizard and ButtaFyngas, was $17,706 and $0, respectively, and is separately disclosed on the Consolidated Balance Sheet.

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

The carrying amount of the Company’s assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities, and unearned revenue approximate their fair value because of the short maturity of those instruments.

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

Bad debt expense for the reporting period ended December 31, 2015 and 2014 was $412,117 and $0, respectively.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer equipment	3

Equipment	2-5

Furniture and fixture	7

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Investments - Cost Method, Equity Method and Joint Venture

In accordance with sub-topic 323-10 of the FASB Accounting Standards Codification (“Sub-topic 323-10”), the Company accounts for investments in common stock of an investee for which the Company has significant influence in the operating or financial policies even though the Company holds 50% or less of the common stock or in-substance common stock.

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

Investment in CONtv

On August 27, 2014, the Company entered into a joint venture and executed an Operating Agreement for CON TV LLC (“CONtv”) with Cinedigm Entertainment Corp. (“Cinedigm”), ROAR, LLC (a related party partially owned by a member of the Board) (“ROAR”) and Bristol Capital, LLC (a related party controlled by a member of the Board) (“Bristol Capital”). The Company owned a 47.50% interest in the newly formed entity, CONtv. The Company was accounting for the interest in the joint venture utilizing the equity method of accounting. For the years ended December 31, 2015 and 2014, the Company recognized $1,324,727 and $460,747 in losses from this venture, respectively. As of December 31. 2015 and 2014, the investment in CONtv was $0 and $117,507, respectively.

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

Unearned ConBox revenue is non-refundable up-front payments for products. These payments are initially deferred and subsequently recognized over the subscription period, typically three months, and upon shipment of the product.

The Company recognizes cost of revenues in the period in which the revenues was earned. In the event the Company incurs cost of revenues for conventions that are yet to occur, the Company records such amounts as prepaid expenses and such prepaid expenses are expensed during the period the convention takes place.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a four year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s Common stock over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on our Common stock and does not intend to pay dividends on our Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505-40, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of the equity instruments is re-measured each reporting period over the requisite service period.

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

During the year ended December 31, 2014, the Company partially utilized the NOL carry-forwards and prepaid approximately $294,000 in taxes payable. During the year ended December 31, 2015, the Company recognized additional losses.

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to ASC Paragraph 740-10-50-15. Tax years beginning in 2012 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Stock options	9,933,500	9,725,000

Total contingent shares issuance arrangement, stock options or warrants	9,933,500	9,725,000

There were approximately 0 and 4,289,975 potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended December 31, 2015 and 2014, respectively.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities have the option to apply the new guidance prospectively or retrospectively, and can choose early adoption. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

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

Note 3 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2015	December 31, 2014
Computer Equipment	$33,792	27,743
Equipment	343,359	244,150
Furniture and Fixtures	48,950	48,951
	426,101	320,844
Less: Accumulated depreciation	(175,315)	(56,102)
	$250,786	$264,742

Depreciation expense was $119,213 and $45,493 for the years ended December 31, 2015 and 2014, respectively.

Note 4 – Investment in CONtv Joint Venture

On August 27, 2014, the Company entered into a joint venture and executed an Operating Agreement with Cinedigm, ROAR and Bristol Capital. The Company owned a 47.50% interest in the newly formed entity, CONtv. The Company was accounting for the interest in the joint venture utilizing the equity method of accounting.

On November 16, 2015, the Company entered that certain A&R Operating Agreement by and among, the Company, Cinedigm, ROAR and Bristol Capital, pursuant to which the Company’s interest in CONtv was reduced to a non-dilutable 10% membership interest. Such agreement was deemed effective on the execution date; however, Cinedigm agreed to the Company recognizing only 10% of the losses from the period July 1, 2015 through December 31, 2015. Pursuant to the A&R Operating Agreement, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the years ended December 31, 2015 and 2014, the Company recognized $1,324,727 and $460,747 in losses from this venture, respectively.

As of December 31, 2015 and 2014, the investment in CONtv was as follows:

Investment in CONtv – December 31, 2014	$-
Investment into CONtv	578,254
Loss on CONtv for the year ended December 31, 2014	(460,747)
Investment in CONtv – December 31, 2014	117,507
Investment into CONtv	1,207,220
Loss on CONtv for the year ended December 31, 2015	(1,324,727)
Investment in CONtv – December 31, 2015	$-

As of December 31, 2015 and 2014, the Company has a balance due to CONtv of $111,741 and $313,412, respectively.

Note 5 – Related Party Transactions

Related Parties

On September 1, 2012, the Company entered into an agreement with ROAR an entity which is partially owned by a director of the Company. ROAR agreed to provide the Company strategic management consulting services. The term was for three (3) months and then month-to-month thereafter. The Company agreed to compensate ROAR with a $7,500 per month payment and a 10% commission on any contractual introduction for business development introduced by ROAR. For the years ended December 31, 2015 and 2014, the Company recorded total payments to ROAR of $90,000 and $82,500, respectively. As of December 31, 2015 and 2014, the Company had an outstanding liability due to ROAR of $7,500 and $0, respectively. This agreement is no longer in effect as of December 2015.

Effective April 22, 2013, the Company entered into a commercial real estate lease, as lessee, with Bristol Capital and 225 California Street, LLC, a California limited liability company (“225 California”), as lessors, for new office space located in El Segundo, California (the “Lease”), with each of Bristol Capital and 225 California holding an undivided 50% tenant-in-common interest. The initial term of the Lease was for seven (7) years ending on March 31, 2020. During 2015, the Company vacated the premises upon sale of the building.

Effective April 1, 2014, the Company entered into an agreement with Bristol Capital pursuant to which Bristol Capital agrees to provide the Company strategic management consulting services. The term of the agreement was month-to-month and Bristol Capital received a payment of $5,000 per month. For the years ended December 31, 2015 and 2014, the Company recorded total payments to Bristol for consulting services of $60,000 and $45,000, respectively. As of December 31, 2015 and 2014, the Company had an outstanding liability due to Bristol of $5,000 and $0, respectively. This agreement is no longer in effect as of December 2015.

Bristol Capital and ROAR each received a 2.5% profits participation and ownership interest in CONtv.

On December 29, 2014, the Company and a member of the Board formed Wiz Wizard (d/b/a ConBox) in the State of Delaware. The Company and the member of the Board each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company.

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

During the Term, the Company will pay Mr. Macaluso a base salary of $41,667 per month (the “Base Salary”). In addition, subject to the terms and conditions of the Employment Agreement, Mr. Macaluso will receive an annual bonus equal to the following, calculated cumulatively: (i) when the Company achieves annual Adjusted EBITDA (as defined in the Employment Agreement) of between $1.00 and $1,000,000, Mr. Macaluso shall receive a cash bonus of 30% of such annual Adjusted EBITDA; (ii) when the Company achieves annual Adjusted EBITDA of between $1,000,001 and $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 20% of such annual Adjusted EBITDA which exceeds $1,000,000; and (iii) when the Company achieves annual Adjusted EBITDA greater than $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 10% of such annual Adjusted EBITDA which exceeds $2,000,000. Mr. Macaluso shall also be entitled to a monthly car allowance of $1,200. There was no bonus accrued during the year ended December 31, 2015.

The Company also granted to Mr. Macaluso 2,700,000 options to purchase shares of the Company’s common stock, par value $0.0001 per share. The options are allocated into three tranches with the following attributes:

(i)	900,000 options to purchase shares of the Company’s common stock with quarterly vesting over the period beginning March 19, 2015 and ending March 18, 2016 at an exercise price of $1.00 per share;

(ii)	900,000 options to purchase shares of the Company’s common stock with quarterly vesting over the period beginning March 19, 2016 and ending March 18, 2017 at an exercise price of $1.25 per share; and

(iii)	900,000 options to purchase shares of the Company’s common stock with quarterly vesting over the period beginning March 19, 2017 and ending March 18, 2018 at an exercise price of $1.50 per share.

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2016	$68,796

Note 7 – Stockholders’ Equity

The Company’s authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of December 31, 2015 and 2014, there were 51,368,386 and 51,358,386 shares of our common stock issued and outstanding, respectively. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholders.

Equity Incentive Plan

On May 9, 2011, the Board approved, authorized and adopted (subject to stockholder approval) the 2011 Incentive Stock and Award Plan (the “Plan”). The Plan was amended on September 14, 2011, April 11, 2012, July 9, 2012 and September 25, 2014. The Plan provides for the issuance of up to 15,000,000 shares of common stock, par value $.0001 per share, of the Company through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options” and together with the Non-qualified Options, the “Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

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

(v)	the Restricted Stock is not transferable until the date on which the Committee has specified such restrictions have lapsed.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2014	4,462,500	$0.40
Exercisable – January 1, 2014	812,500	$0.40
Granted	5,262,500	$0.97
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2014	9,725,000	$0.71
Exercisable – December 31, 2014	1,592,500	$0.44
Granted	218,500	$0.41
Exercised	(10,000)	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2015	9,933,500	$0.70
Exercisable – December 31, 2015	4,332,500	$0.41

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - 1.50	9,933,500	2.68 years	$0.70	4,332,500	$0.41

At December 31, 2015, the total intrinsic value of options outstanding and exercisable was $138,245 and $124,875, respectively.

The following table summarizes the range of assumptions the Company utilized to estimate the fair value of the options issued during the year ended December 31, 2015 and 2014:

Assumptions	December 31, 2015	December 31, 2014
Expected term (years)	5.00	5.00
Expected volatility	122%	136%-176%
Risk-free interest rate	1.71%	1.63%-1.80%
Dividend yield	0.00%	0.00%

The expected option term is based on the contractual term. The expected volatility is based on historical-volatility of the Company when stock prices were publicly available. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the valuation date. Dividend yield is based on historical trends.

The Company recognized an aggregate of $1,315,869 and $873,914 in compensation expense during the years ended December 31, 2015 and 2014, respectively, related to option awards.

Note 8 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 9 – Segment Information

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the years ended December 31, 2015 and 2014 and as of December 31, 2015 and 2014, are as follows:

	Conventions	ConBox	Total
Year ended December 31, 2015
Revenue	$22,905,636	$1,120,535	$24,026,171
Cost of revenue	(17,744,611)	(1,015,420)	(18,760,031)
Gross margin	5,161,025	105,115	5,266,140
Operating expenses	(8,099,836)	(48,132)	(8,147,968)
Operating profit/(loss)	(2,938,811)	56,983	(2,881,828)

Year ended December 31, 2014
Revenue	$23,060,178	$–	$23,060,178
Cost of revenue	(14,768,763)	–	(14,768,763)
Gross margin	8,291,415	–	8,291,415
Operating expenses	(6,823,253)	–	(6,823,253)
Operating profit	1,468,162	–	1,468,162

December 31, 2015
Accounts receivable, net	$108,795	$298,347	$407,142
Unearned revenue	3,340,837	390,661	3,731,498

December 31, 2014
Accounts receivable, net	$–	$–	$–
Unearned revenue	2,022,235	–	2,022,235

Note 10 – Income Tax Provision

Deferred Tax Assets

At December 31, 2015, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $3,636,000 that may be used to offset future taxable income through the fiscal year ending December 31, 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $1,236,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $1,236,000.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased by approximately $984,000 and decreased by approximately $92,000 for the year ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company utilized approximately $1,737,000 of its NOL carry-forwards and made $575,000 in estimated payments.

Components of deferred tax assets are as follows:

	December 31, 2015	December 31, 2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$993,000	$252,000
Less valuation allowance	(993,000)	(252,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0%)	(34.0%)

Effective income tax rate	0.0%	0.0%

Note 11 – Subsequent Events

Assignment of Wiz Wizard

On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company. Consequently, Wiz Wizard is a wholly-owned subsidiary of the Company.

Appointment of Chairman of the Board

Effective February 5, 2016, the Board of the Company unanimously approved the appointment of Mr. John Maatta as the independent, non-executive Chairman of the Board. Mr. Maatta has served as a member of the Board since May 25, 2011.

Employment Agreement

Effective as of March 2, 2016, the Company entered into an employment agreement (the “Malinoff Employment Agreement”) with Randall S. Malinoff in connection with his appointment as the Company’s Interim Chief Operating Officer. The initial term of the Malinoff Employment Agreement is for ninety (90) days from the date of execution. Such term may be extended by mutual agreement for successive ninety (90) day periods. The Company shall pay Mr. Malinoff an annual base salary of $150,000.

