Form 10-Q
period 2016-03-31
Wizard World, Inc.
filed 2016-05-23
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

As of May 19, 2016, there were 51,358,386 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

March 31, 2016 and 2015

Wizard World, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)

Assets

Current Assets	`
Cash and cash equivalents	$6,093,326	$4,723,699
Accounts receivable, net	311,277	407,142
Inventory	54,926	39,552
Prepaid convention expenses	2,028,284	1,035,265
Prepaid taxes	293,984	293,984
Total Current Assets	8,781,797	6,499,642

Property and equipment, net	244,312	250,786

Security deposit	21,066	21,066

Total Assets	$9,047,175	$6,771,494

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,160,790	$1,577,439
Unearned revenue	5,991,324	3,731,498
Due to CONtv joint venture	174,241	111,741

Total Current Liabilities	7,326,355	5,420,678

Total Liabilities	7,326,355	5,420,678

Commitments and contingencies

Stockholders’ Equity
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated
Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 51,368,386 and 51,368,386 shares issued and outstanding, respectively	5,138	5,138
Additional paid-in capital	17,754,771	17,341,268
Accumulated deficit	(16,029,376)	(16,013,296)
Non-controlling interest	(9,713)	17,706
Total Stockholders’ Equity	1,720,820	1,350,816

Total Liabilities and Stockholders’ Equity	$9,047,175	$6,771,494

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Revenue
Convention revenue	$4,993,659	$6,101,429

ConBox revenue	348,182	-

Total revenue	5,341,841	6,101,429

Cost of revenue	3,136,417	4,582,164

Gross margin	2,205,424	1,519,265

Operating expenses
Compensation	1,319,962	1,389,454
Consulting fees	118,018	130,391
General and administrative	638,356	549,885

Total operating expenses	2,076,336	2,069,730

Income (loss) from operations	129,088	(550,465)

Other expenses
Interest expense	(806)	-
Loss on CONtv joint venture	(75,000)	(431,476)

Other expenses	(75,806)	(431,476)

Income (loss) before income tax provision	53,282	(981,941)

Income tax provision	-	-

Net income (loss)	53,282	(981,941)

Net income attributable to non-controlling interests	69,362	-

Net loss attributable to common stockholders	$(16,080)	$(981,941)

Loss per share
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding - basic	51,368,386	51,358,386
Weighted average common shares outstanding - diluted	51,368,386	51,358,386

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2016

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Interest	Equity

Balance - December 31, 2015	-	$-	51,368,386	$5,138	$17,341,268	$(16,013,296)	$17,706	$1,350,816

Share-based compensation	-	-	-	-	316,722	-	-	316,722

Acquisition of controlling interest of Wiz Wizard LLC	-	-	-	-	96,781	-	(96,781)	-

Net (loss) income	-	-	-	-	-	(16,080)	69,362	53,282

Balance - March 31, 2016	-	$-	51,368,386	$5,138	$17,754,771	$(16,029,376)	$(9,713)	$1,720,820

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$53,282	$(981,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	37,052	25,881
Loss on CONtv joint venture	75,000	431,476
Share-based compensation	316,722	370,553
Changes in operating assets and liabilities:
Accounts receivable	95,865	(5,791)
Inventory	(15,374)	-
Prepaid expenses	(993,019)	(478,012)
Security deposit	-	(1,000)
Accounts payable and accrued liabilities	(416,649)	965,116
Unearned revenue	2,259,826	(430,283)

Net Cash Provided by (Used in) Operating Activities	1,412,705	(104,001)

Cash Flows from Investing Activities:
Purchase of property and equipment	(30,578)	(31,068)
Investment in CONtv joint venture - net	(12,500)	(364,731)

Net Cash Used In Investing Activities	(43,078)	(395,799)

Net change in cash and cash equivalents	1,369,627	(499,800)

Cash and cash equivalents at beginning of reporting period	4,723,699	5,790,724

Cash and cash equivalents at end of reporting period	$6,093,326	$5,290,924

Supplemental disclosures of cash flow information:
Interest paid	$857	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of controlling interest of ConBox	$96,781	$-

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

March 31, 2016

Notes to the Condensed Consolidated Financial Statements

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

As a result of the controlling financial interest of the former stockholder of Conventions, for financial statement reporting purposes, the merger between the Company and Conventions has been treated as a reverse acquisition with KTC Corp. deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The reverse merger is deemed a capital transaction and the net assets of KTC Corp. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of KTC Corp. which are recorded at historical cost. The equity of the Company is the historical equity of KTC Corp. retroactively restated to reflect the number of shares issued by the Company in the transaction. Because of the predecessor/successor relationship between the Company and KTC Corp., Conventions ultimately became the accounting acquirer.

Wizard World Digital, Inc.

On March 18, 2011, the Company formed a wholly owned subsidiary called Wizard World Digital, Inc., a Nevada corporation (“Digital”). Digital never commenced operations or has employees, and Digital is currently dormant, pending execution of a digital strategy.

Wiz Wizard, LLC

On December 29, 2014, the Company and a member of the Board of Directors (the “Board”) of the Company formed Wiz Wizard, LLC (“Wiz Wizard”) under the law of the State of Delaware. The Company and the member of the Board each owned 50% of the membership interest and agreed to allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. The Company consolidates its 50% equity interest and reports the remaining 50% equity interest owned by a member of the Board as the non-controlling interest in Wiz Wizard as the management of the Company believes that the Company has the control of Wiz Wizard. In addition, the Company and Wiz Wizard, launched ComicConBox (“ConBox”) in April 2015. ConBox is a subscription-based premium monthly box service featuring collectibles, exclusives, toys, tech and gaming, licensed artwork, superior comics and apparel, Comic Convention tickets, special VIP discounts and more, which will be shipped on or around the end of every month. The Company plans to continue to partner with major Comic Convention related brands and celebrities to deliver a high quality and variation of products directly to the front doors of its subscribers. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company. Consequently, Wiz Wizard is a wholly-owned subsidiary of the Company.

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

Basis of Presentation - Unaudited Condensed Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on April 14, 2016.

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

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

KTC Corp.	The State of Nevada, U.S.A.	September 20, 2010	100%

Kicking the Can L.L.C.	The State of Delaware, U.S.A.	April 17, 2009	100%

Wizard World Digital, Inc.	The State of Nevada, U.S.A.	March 18, 2011	100%

Wiz Wizard, LLC	The State of Delaware, U.S.A.	December 29, 2014	100%

ButtaFyngas, LLC	The State of Delaware, U.S.A.	April 10, 2015	50%

All inter-company balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of March 31, 2016, the aggregate non-controlling interest in ButtaFyngas was $(9,713). As of December 31, 2015, the aggregate non-controlling interest in Wiz Wizard and ButtaFyngas was $17,706. The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB ASC for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17, an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20, if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

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

The Company had no bad debt expense for the reporting period ended March 31, 2016 or 2015.

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

Investments - Cost Method, Equity Method and Joint Venture

In accordance with sub-topic 323-10 of the FASB ASC (“Sub-topic 323-10”), the Company accounts for investments in common stock of an investee for which the Company has significant influence in the operating or financial policies even though the Company holds 50% or less of the common stock or in-substance common stock.

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

On November 16, 2015, pursuant to that certain Amended and Restated Operating Agreement for CONtv by and among the aforementioned parties (the “A&R Operating Agreement”), the Company’s ownership interest in CONtv was reduced to a 10% non-dilutive interest. Pursuant to the A&R Operating Agreement, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the three months ended March 31, 2016 and 2015, the Company recognized $75,000 and $431,476 in losses from this venture, respectively. As of March 31, 2016 and December 31, 2015, the investment in CONtv was $0, respectively.

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Income Taxes

In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. The Company assesses its income tax positions and records tax assets or liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense or benefit.

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

During the year ended December 31, 2015, the Company partially utilized the NOL carry-forwards and prepaid approximately $294,000 in taxes payable. During the period ended March 31, 2016, the Company recognized additional losses.

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2012.

Earnings per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB ASC. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options or warrants
	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Stock options	9,933,500	9,680,000

Total contingent shares issuance arrangement, stock options or warrants	9,933,500	9,680,000

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB ASC for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to Accounting Standards Update (“ASU”) 2010-09 of the FASB ASC, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its condensed consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2016	December 31, 2015
Computer Equipment	$35,013	33,792
Equipment	372,716	343,359
Furniture and Fixtures	48,950	48,950
	456,679	426,101
Less: Accumulated Depreciation	(212,367)	(175,315)
	$244,312	$250,786

Depreciation expense was $37,052 and $25,881 for the period ended March 31, 2016 and 2015, respectively.

Note 4 – Investment in CONtv Joint Venture

For the period ended March 31, 2016 and 2015, the Company recognized $75,000 and $431,476 in losses from this venture, respectively.

As of March 31, 2016 and December 31, 2015, the Company has a balance due to CONtv of $174,241 and $111,741, respectively.

Note 5 – Related Party Transactions

Related Parties

On September 1, 2012, the Company entered into an agreement with ROAR an entity which is partially owned by a director of the Company. ROAR agreed to provide the Company strategic management consulting services. The term was for three (3) months and then month-to-month thereafter. The Company agreed to compensate ROAR with a $7,500 per month payment and a 10% commission on any contractual introduction for business development introduced by ROAR. For the period ended March 31, 2016 and 2015, the Company recorded total payments to ROAR of $7,500 and $22,500, respectively. As of March 31, 2016 and December 31, 2015, the Company had an outstanding liability due to ROAR of $2,500 and $7,500, respectively. This agreement is no longer in effect as of December 2015.

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

Effective April 1, 2014, the Company entered into an agreement with Bristol Capital pursuant to which Bristol Capital agrees to provide the Company strategic management consulting services. The term of the agreement was month-to-month and Bristol Capital received a payment of $5,000 per month. For the period ended March 31, 2016 and 2015, the Company recorded total payments to Bristol for consulting services of $0 and $15,000, respectively. As of March 31, 2016 and December 31, 2015, the Company had an outstanding liability due to Bristol of $2,500 and $5,000, respectively. This agreement is no longer in effect as of December 2015.

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

During the Term, the Company will pay Mr. Macaluso a base salary of $41,667 per month (the “Base Salary”). In addition, subject to the terms and conditions of the Employment Agreement, Mr. Macaluso will receive an annual bonus equal to the following, calculated cumulatively: (i) when the Company achieves annual Adjusted EBITDA (as defined in the Employment Agreement) of between $1.00 and $1,000,000, Mr. Macaluso shall receive a cash bonus of 30% of such annual Adjusted EBITDA; (ii) when the Company achieves annual Adjusted EBITDA of between $1,000,001 and $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 20% of such annual Adjusted EBITDA which exceeds $1,000,000; and (iii) when the Company achieves annual Adjusted EBITDA greater than $2,000,000, Mr. Macaluso shall receive an additional cash bonus of 10% of such annual Adjusted EBITDA which exceeds $2,000,000. Mr. Macaluso shall also be entitled to a monthly car allowance of $1,200. There was no bonus accrued as of March 31, 2016 and December 31, 2015.

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

On April 19, 2016, Mr. Macaluso resigned as the Chief Executive Officer and President of the Company, and as a member of the Board, effective immediately. The resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2016	$34,398

Note 7 – Stockholders’ Equity

The Company’s authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of March 31, 2016 and December 31, 2015, there were 51,368,386 shares of our common stock issued and outstanding. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholders.

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

(v)	the Restricted Stock is not transferable until the date on which the Committee has specified such restrictions have lapsed.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2015	9,933,500	$0.70
Exercisable – December 31, 2015	4,332,500	$0.41
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2016	9,933,500	$0.70
Exercisable – March 31, 2016	5,532,500	$0.51

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - 1.50	9,933,500	2.45 years	$0.70	5,532,500	$0.51

At March 31, 2016, the total intrinsic value of options outstanding and exercisable was $232,065 and $223,325, respectively.

The Company recognized an aggregate of $316,722 and $370,553 in compensation expense during the periods ended March 31, 2016 and 2015, respectively, related to option awards.

Note 8 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 9 – Segment Information

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the periods ended March 31, 2016 and 2015 and as of March 31, 2016 and December 31, 2015, are as follows:

	Conventions	ConBox	Total
Period ended March 31, 2016
Revenue	$4,993,659	$348,182	$5,341,841
Cost of revenue	(2,912,413)	(224,004)	(3,136,417)
Gross margin	2,081,246	124,178	2,205,424
Operating expenses	(2,063,265)	(13,071)	(2,076,336)
Operating profit	17,981	111,107	129,088

Period ended March 31, 2015
Revenue	$6,101,429	$–	$6,101,429
Cost of revenue	(4,582,164)	–	(4,582,164)
Gross margin	1,519,265	–	1,519,265
Operating expenses	(2,069,730)	–	(2,069,730)
Operating loss	(550,465)	–	(550,465)

March 31, 2016
Accounts receivable, net	$1,296	$309,981	$311,277
Unearned revenue	5,661,457	329,867	5,991,324

December 31, 2015
Accounts receivable, net	$108,795	$298,347	$407,142
Unearned revenue	3,340,837	390,661	3,731,498

Note 10 – Subsequent Events

Resignation of Chief Executive Officer, President and Director

On April 19, 2016, Mr. Macaluso resigned as the Chief Executive Officer and President of the Company, and as a member of the Board of the Company, effective immediately. The resignation is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointment of President and Chief Executive Officer

On April 22, 2016, the Board approved the appointment of Mr. John D. Maatta as the Company’s President and Chief Executive Officer, effective as of May 3, 2016. On April 22, 2016, Mr. Maatta resigned as Chairman of the Board but will continue to serve as a member of the Board. In addition, the Company will grant to Mr. Maatta options to purchase up to an aggregate of 1,100,000 shares of the Company’s common stock, subject to the terms and conditions of the Third Amended and Restated 2011 Stock Incentive and Award Plan.

Mr. Maatta shall receive the following:

1)	upon the effectiveness of the appointment of Mr. Maatta as President and Chief Executive Officer on May 3, 2016, three hundred thousand (300,000) options to purchase shares of the Company’s common stock at an exercise price of $0.50 per share, such options to vest only upon a “Change in Control”[1] during Mr. Maatta’s tenure as President and Chief Executive Officer;

2)	upon the effectiveness of the appointment of Mr. Maatta as President and Chief Executive Officer on May 3, 2016, eight hundred thousand (800,000) options to purchase shares of the Company’s common stock, such options to vest [2], at the applicable exercise price, as follows:

	a.	one hundred thousand (100,000) options shall be exercisable at a price of $0.50 per share and shall vest by June 30, 2016;

	b.	one hundred thousand (100,000) options shall be exercisable at a price of $0.50 per share and shall vest by September 30, 2016;

	c.	one hundred thousand (100,000) options shall be exercisable at a price of $0.50 per share and shall vest by December 31, 2016;

	d.	one hundred thousand (100,000) options shall be exercisable at a price of $0.55 per share and shall vest by March 31, 2017;

	e.	one hundred thousand (100,000) options shall be exercisable at a price of $0.55 per share and shall vest by June 30, 2017;

	f.	one hundred thousand (100,000) options shall be exercisable at a price of $0.55 per share and shall vest by September 30, 2017;

	g.	one hundred thousand (100,000) options shall be exercisable at a price of $0.60 per share and shall vest by December 31, 2017; and

	h.	one hundred thousand (100,000) options shall be exercisable at a price of $0.60 per share and shall vest by March 31, 2018.

Appointment of Chairman of the Board

On April 22, 2016, the Board approved the appointment of Mr. Paul L. Kessler as the Chairman of the Board, effective immediately. Mr. Kessler has served as a member of the Board since March 17, 2013.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended March 31, 2016 and 2015, included elsewhere in this report.

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

Plan of Operation

Our Company has two lines of business: (i) live multimedia events, which involve admissions and exhibitor booth space, and (ii) sponsorships and advertising. Our current focus is two-fold and includes both growing our existing Comic Conventions by obtaining new exhibitors and dealers and attracting more high profile celebrities and VIPs, and identifying new markets in which to produce additional Comic Conventions. We also plan to expose our database of fans and our target market of young adults and families to our content through digital media such as Facebook®, Twitter®, YouTube®, Flickr®, Instagram® and Tumblr®, and draw higher traffic to our website www.wizardworld.com by creating content from our live multimedia events and promoting such events through emails and newsletters.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Convention revenue	$4,993,659	$6,101,429
ConBox revenue	$348,182	$-
Gross profit	$2,205,424	$1,519,265
Operating expenses	$(2,076,336)	$(2,069,730)
Income (loss) from operations	$129,088	$(550,465)
Other expenses	$(75,806)	$(431,476)
Net loss attributable to common shareholder	$(16,080)	$(981,941)
Loss per common share – basic	$(0.00)	$(0.02)
Loss per common share - diluted	$(0.00)	$(0.02)

Convention Revenue

Convention revenue was $4,993,659 for the three months ended March 31, 2016, as compared to $6,101,429 for the comparable period ended March 31, 2015, a decrease of $1,107,770. The decrease in convention revenue is primarily attributable to operating three less events during the three months ended March 31, 2016 for a total of four events, as compared to running seven events during the three months ended March 31, 2015. Average revenue generated per event held in the first quarter of 2016 was $1,248,415 as compared to $871,633 during 2015. The increase in average revenue per show was primarily attributable to producing well-attended events in more established markets during the three months ended March 31, 2016.

ConBox Revenue

ConBox revenue was $348,182 for the three months ended March 31, 2016, as compared to $0 for the three months ended March 31, 2015, an increase of $348,182. The increase in ConBox revenue is attributable to the introduction of the operations during 2015.

Gross Profit

Gross profit percentage increased from a gross profit of 25% during the three months ended March 31, 2015, to a gross profit of 41% during the three months ended March 31, 2016. The Company produced four events during the period ended March 31, 2016, as compared to seven events during the comparable period ended March 31, 2015. The gross profit percentage increase was attributable to producing well-attended events in more established markets with increased investment in the programming and convention center build-out, improving the fan experience at the Company’s events.

Operating Expenses

Operating expenses for the three months ended March 31, 2016, were $2,076,336 as compared to $2,069,730 for the three months ended March 31, 2015. The $6,606 increase is primarily attributable to increased professional fees.

Income (Loss) from Operations

Income from operations for the three months ended March 31, 2016, was $129,088 as compared to loss of $(550,465) for the three months ended March 31, 2015. The increase is primarily attributable to producing well-attended events with popular celebrity guests and programming, combined with increased cost containment in the area of event production.

Other Expenses

Other expense for the three months ended March 31, 2016, was $75,806, as compared to $431,476 for the three months ended March 31, 2015. The decrease is primarily attributable to the Company’s $431,476 loss during the three months ended March 31, 2015 compared to loss $75,000 during the three months ended March 31, 2016 on the CONtv joint venture with Cinedigm. The Company incurred these losses in connection with the launching of CONtv, which occurred during the three months ended March 31, 2015.

Net Loss Attributable to Common Shareholder

Net loss attributable to common shareholder for three months ended March 31, 2016, was $16,080, or loss per share of $(0.00), as compared to $981,941 or loss per share of $(0.02), for the three months ended March 31, 2015.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2016, compared to December 31, 2015:

	March 31, 2016	December 31, 2015	Increase/ (Decrease)
Current Assets	$8,781,797	$6,499,642	$2,282,155
Current Liabilities	$7,326,355	$5,420,678	$1,905,677
Working Capital	$1,455,442	$1,078,964	$376,478

At March 31, 2016, we had working capital of $1,455,442, as compared to a working capital of $1,078,964 at December 31, 2015, an increase of $376,478. The increase is primarily attributable to the Company recognizing income from operations during the three months ended March 31, 2016 coupled with the increase in cash balances and prepaid convention expenses and a decrease in accounts payable and accrued expenses offset by increases in unearned revenue and the due to CONtv balance.

Net Cash

Net cash provided by (used in) operating activities for the three months ended March 31, 2016 and 2015, was $1,412,705 and $(104,001), respectively. The net income (loss) for the three months ended March 31, 2016 and 2015 was $53,282 and $(981,941), respectively. Net cash provided by operations for the current period is due primarily to an increase in unearned revenue for events scheduled to occur during the second quarter of 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, the Company had no off-balance sheet arrangements.

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

Carrying Value, Recoverability and Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB ASC. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Fair Value of Financial Instruments

We follow Paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle (issued as Accounting Standards Update (“ASU”) 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its condensed consolidated financial statements.

In March 2015, the FASB issued ASC No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

(b) Changes in Internal Control over Financial Reporting.

The Company is committed to improving financial organization. As part of this commitment, management and the Board will perform an extensive review of the Company’s policies and procedures as it relates to financial reporting in an effort to mitigate future risks of potential misstatements. The Company will focus on continuing to develop and documenting internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement by and between Wizard World, Inc. and Randy Malinoff, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2016).

16.1	Letter of Li & Company, P.C., dated February 18, 2016 (as filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2016).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: May 23, 2016	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

