Form 10-Q
period 2016-06-30
Wizard World, Inc.
filed 2016-08-15
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
June 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-33383

WIZARD WORLD, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

662 N. Sepulveda Blvd., Suite 300

Los Angeles, CA 90049

(Address of principal executive offices)

(310) 648-8428

(Registrant’s telephone number, including area code)

2201 Park Place, Suite 101

El Segundo, CA 90245

(Former name, former address and former fiscal year, if change since last report)

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

As of August 12, 2016, there were 51,368,386 shares outstanding of the registrant’s common stock.

2

Wizard World, Inc.

June 30, 2016 and 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$4,868,326	$4,723,699
Accounts receivable, net	90,479	407,142
Inventory	173,341	39,552
Prepaid convention expenses	787,504	1,035,265
Prepaid rent – related party	199,238	-
Prepaid taxes	293,984	293,984
Total Current Assets	6,412,872	6,499,642

Property and equipment, net	276,725	250,786

Security deposits	30,203	21,066

Total Assets	$6,719,800	$6,771,494

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$2,115,508	$1,577,439
Unearned revenue	2,091,344	3,731,498
Due to CONtv joint venture	249,241	111,741

Total Current Liabilities	4,456,093	5,420,678

Total Liabilities	4,456,093	5,420,678

Commitments and contingencies

Stockholders' Equity
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated	-	-
Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 51,368,386 shares issued and outstanding, respectively	5,138	5,138
Additional paid-in capital	17,897,318	17,341,268
Accumulated deficit	(15,628,627)	(16,013,296)
Non-controlling interest	(10,122)	17,706
Total Stockholders' Equity	2,263,707	1,350,816

Total Liabilities and Stockholders' Equity	$6,719,800	$6,771,494

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Convention revenue	$9,507,647	$7,444,085	$14,501,306	$13,545,514

ConBox revenue	122,823	132,309	471,005	132,309

Total revenue	9,630,470	7,576,394	14,972,311	13,677,823

Cost of revenue	7,222,287	6,838,712	10,358,704	11,420,876

Gross margin	2,408,183	737,682	4,613,607	2,256,947

Operating expenses
Compensation	1,108,450	1,386,211	2,428,412	2,775,665
Consulting fees	159,233	151,165	277,251	281,556
General and administrative	665,081	542,015	1,303,437	1,091,900

Total operating expenses	1,932,764	2,079,391	4,009,100	4,149,121

Income (loss) from operations	475,419	(1,341,709)	604,507	(1,892,174)

Other expenses
Interest expense	(79)	-	(885)	-
Loss on CONtv joint venture	(75,000)	(466,960)	(150,000)	(898,436)

Other expenses	(75,079)	(466,960)	(150,885)	(898,436)

Income (loss) before income tax provision	400,340	(1,808,669)	453,622	(2,790,610)

Income tax provision	-	-	-	-

Net income (loss)	400,340	(1,808,669)	453,622	(2,790,610)

Net income (loss) attributable to non-controlling interests	(439)	(5,786)	68,953	(5,786)

Net income (loss) attributable to common stockholders	$400,779	$(1,802,883)	$384,669	$(2,784,824)

Income (loss) per share
Basic	$0.01	$(0.04)	$0.01	$(0.05)
Diluted	$0.01	$(0.04)	$0.01	$(0.05)

Weighted average common shares outstanding - basic	51,368,386	51,363,221	51,368,386	51,365,789
Weighted average common shares outstanding - diluted	55,377,386	51,363,221	55,377,386	51,365,789

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2016

(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance - December 31, 2015	-	$-	51,368,386	$5,138	$17,341,268	$(16,013,296)	$17,706	$1,350,816

Share-based compensation	-	-	-	-	459,269	-	-	459,269

Acquisition of controlling interest of ConBox	-	-	-	-	96,781	-	(96,781)	-

Net income	-	-	-	-	-	384,669	68,953	453,622

Balance - June 30, 2016	-	$-	51,368,386	$5,138	$17,897,318	$(15,628,627)	$(10,122)	$2,263,707

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$453,622	$(2,790,610)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	77,064	53,225
Loss on CONtv joint venture	150,000	898,436
Share-based compensation	459,269	683,197
Changes in operating assets and liabilities:
Accounts receivable	316,663	(104,596)
Inventory	(133,789)	(6,714)
Prepaid convention expenses	247,761	(18,406)
Prepaid rent – related party	(199,238)	-
Security deposits	(9,137)	(1,000)
Accounts payable and accrued expenses	538,069	1,726,049
Unearned revenue	(1,640,154)	(698,598)

Net Cash Provided By (Used In) Operating Activities	260,130	(259,017)

Cash Flows from Investing Activities:
Purchase of property and equipment	(103,003)	(22,612)
Investment in CONtv joint venture - net	(12,500)	(953,872)

Net Cash Used In Investing Activities	(115,503)	(976,484)

Cash Flows from Financing Activities:
Proceeds from the exercise of options	-	4,000

Net Cash Provided By Financing Activities	-	4,000

Net change in cash and cash equivalents	144,627	(1,231,501)

Cash and cash equivalents at beginning of year	4,723,699	5,790,724

Cash and cash equivalents at end of reporting period	$4,868,326	$4,559,223

Supplemental disclosures of cash flow information:
Interest paid	$936	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of controlling interest of ConBox	$96,781	$-

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

June 30, 2016

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Wizard World, Inc.

Wizard World, Inc., formerly GoEnergy, Inc. (“Wizard World” or the “Company”) was incorporated on May 2, 2001, under the laws of the State of Delaware. We, through our operating subsidiary, are a producer of pop culture and live multimedia conventions across North America.

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

As a result of the controlling financial interest of the former stockholder of Conventions, for financial statement reporting purposes, the merger between the Company and Conventions has been treated as a reverse acquisition with KTC Corp. deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the Financial Accounting Standards Board (‘FASB”) Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of KTC Corp. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of KTC Corp. which are recorded at historical cost. The equity of the Company is the historical equity of KTC Corp. retroactively restated to reflect the number of shares issued by the Company in the transaction. Because of the predecessor/successor relationship between the Company and KTC Corp., Conventions ultimately became the accounting acquirer.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest

KTC Corp.	The State of Nevada, U.S.A.	September 20, 2010	100%

Kicking the Can L.L.C.	The State of Delaware, U.S.A.	April 17, 2009	100%

Wizard World Digital, Inc.	The State of Nevada, U.S.A.	March 18, 2011	100%

Wiz Wizard, LLC	The State of Delaware, U.S.A.	December 29, 2014	100%

ButtaFyngas, LLC	The State of Delaware, U.S.A.	April 10, 2015	50%

All inter-company balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of June 30, 2016, the aggregate non-controlling interest in ButtaFyngas was $(10,122). As of December 31, 2015, the aggregate non-controlling interest in Wiz Wizard and ButtaFyngas was $17,706. The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

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

For the three months ended June 30, 2016 and 2015, the Company recognized $75,000 and $466,960 in losses from this venture, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized $150,000 and $898,436 in losses from this venture, respectively. As of June 30, 2016 and December 31, 2015, the investment in CONtv was $0.

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

Since the Company reflected a net loss for the three and six months ended June 30, 2015, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive and therefore is not included in the table below.

The computations of basic and diluted net income attributable to common stockholders are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2016
	Income	Shares (a)	Income	Shares (a)
Net income attributable to common stockholders	$400,779		$384,669

Basic net income per common share	$0.01	51,368,386	$0.01	51,368,386

Net income attributable to common stockholders	$400,779	51,368,386	$384,669	51,368,386
Dilutive securities:
Options	-	4,009,000	-	4,009,000

Diluted net income	$400,779	55,377,386	$384,669	55,377,386

Diluted net income per common share	$0.01		$0.01

(a) - Weighted-average common shares outstanding.

The Company’s contingent share issuance arrangements, stock options and warrants are as follows:

	Contingent share issuance arrangements, stock options and warrants
	June 30, 2016	June 30, 2015

Stock options	10,209,000	7,580,000

Total contingent share issuance arrangements, stock options and warrants	10,209,000	7,580,000

As of the date of issuance of these financial statements, an additional 5,790,000 stock options were forfeited.

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

During the six months ended June 30, 2016, the Company partially utilized NOL carry-forwards to offset taxable income.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to Accounting Standards Update (“ASU”) 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued the ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on the condensed consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

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

Note 3 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	June 30, 2016	December 31, 2015
Computer Equipment	$40,511	$33,792
Equipment	406,655	343,359
Furniture and Fixtures	48,950	48,950
Construction in Progress	32,988	-
	529,104	426,101
Less: Accumulated Depreciation	(252,379)	(175,315)
	$276,725	$250,786

Depreciation expense was $77,064 and $53,225 for the six months ended June 30, 2016 and 2015, respectively.

Note 4 – Investment in CONtv Joint Venture

For the six months ended June 30, 2016 and 2015, the Company recognized $150,000 and $898,436 in losses from this venture, respectively.

As of June 30, 2016 and December 31, 2015, the Company has a balance due to CONtv of $249,241 and $111,741, respectively.

Note 5 – Related Party Transactions

Wiz Wizard

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

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC, an entity controlled by the Company’s Chairman of the Board. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent. See Note 6 for future minimum rent payments due.

Outsourced Marketing

During the six months ended June 30, 2016, the Company utilized outsourced marketing support from a company affiliated with ROAR, which is partially owned by a member of the Board. The Company had expenses of $36,809 during the six months ended June 30, 2016 and had an outstanding payable of $13,703 as of June 30, 2016.

Note 6 – Commitments and Contingencies

Employment Agreements

Appointment of Executive Vice President and Chief Operating Officer

Effective as of March 2, 2016, the Company entered into an employment agreement (the “Malinoff Employment Agreement”) with Randall S. Malinoff in connection with his appointment as the Company’s Interim Chief Operating Officer. The initial term of the Malinoff Employment Agreement was for ninety (90) days from the date of execution and may have been extended by mutual agreement for successive ninety (90) day periods. Pursuant to the Malinoff Employment Agreement, Mr. Malinoff was to be paid an annual base salary of $150,000.

On July 14, 2016, Mr. Malinoff was appointed Executive Vice President and Chief Operating Officer of the Company to serve for a period of two years. In connection with such appointment, Mr. Malinoff will receive an annual base salary of $225,000 and will be eligible for a performance-based bonus at the discretion of the Board. The Company shall also grant 600,000 stock options to Mr. Malinoff. As of the date of issuance of these financial statements, the Company is finalizing the terms of Mr. Malinoff’s formal employment agreement.

Appointment of President and Chief Executive Officer

On April 22, 2016, the Board approved the appointment of Mr. John D. Maatta as the Company’s President and Chief Executive Officer, effective as of May 3, 2016. Mr. Maatta will continue to serve as a member of the Board. In addition, the Board granted Mr. Maatta options to purchase up to an aggregate of 1,100,000 shares of the Company’s common stock, subject to the terms and conditions of the Third Amended and Restated 2011 Stock Incentive and Award Plan. Mr. Maatta formally entered into his Employment Agreement with the Company on July 17, 2016.

Mr. Maatta received the following, with effective dates as defined below:

1)	upon the effectiveness of the Maatta Appointment on May 3, 2016, three hundred thousand (300,000) options to purchase shares of the Company’s common stock at an exercise price of $0.50 per share, such options to vest only upon a Change in Control (as defined in Mr. Maatta’s Employment Agreement) during Mr. Maatta’s tenure as President and Chief Executive Officer;

2)	upon the effectiveness of the Maatta Appointment on May 3, 2016, eight hundred thousand (800,000) options to purchase shares of the Company’s common stock, such options to vest, at the applicable exercise price, as follows:

a.	one hundred thousand (100,000) options shall be exercisable at a price of $0.50 per share and shall vest by June 30, 2016;

b.	one hundred thousand (100,000) options shall be exercisable at a price of $0.50 per share and shall vest by September 30, 2016;

c.	one hundred thousand (100,000) options shall be exercisable at a price of $0.50 per share and shall vest by December 31, 2016;

d.	one hundred thousand (100,000) options shall be exercisable at a price of $0.55 per share and shall vest by March 31, 2017;

e.	one hundred thousand (100,000) options shall be exercisable at a price of $0.55 per share and shall vest by June 30, 2017;

f.	one hundred thousand (100,000) options shall be exercisable at a price of $0.55 per share and shall vest by September 30, 2017;

g.	one hundred thousand (100,000) options shall be exercisable at a price of $0.60 per share and shall vest by December 31, 2017; and

h.	one hundred thousand (100,000) options shall be exercisable at a price of $0.60 per share and shall vest by June 30, 2018.

Operating Lease

Effective July 17, 2014, the Company entered into a sublease, as lessee, with Ironclad Performance Wear Corporation, as lessor, for new space located in El Segundo, California (the “Sublease”). The term of the Sublease was for one year and ten (10) months commencing on September 1, 2014. Pursuant to the Sublease, the Company paid base rent of $11,132 per month and an initial security deposit of $11,466 was required.

The lease matured during the three months ended March 31, 2016. The Company is awaiting the return of the security deposit from the lessor.

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC, an entity controlled by the Company’s Chairman of the Board. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent. See below for future minimum rent payments due.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2016 (remainder of year)	$30,814
2017	97,416
2018	97,416
2019	97,416
2020	97,416
Thereafter	73,062
$493,540

Obligation to Fund CONtv

As discussed in Note 1, on November 16, 2015, pursuant to that certain A&R Operating Agreement for CONtv, the Company’s ownership interest in CONtv was reduced to 10%. In addition, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

Note 7 – Stockholders’ Equity

The Company’s authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of June 30, 2016 and December 31, 2015, there were 51,368,386 shares of our common stock issued and outstanding. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholders.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2015	9,933,500	$0.70
Exercisable – December 31, 2015	4,332,500	$0.41
Granted	1,100,000	$0.53
Exercised	-	$-
Forfeited/Cancelled	824,500	$0.46
Outstanding – June 30, 2016	10,209,000	$0.70
Exercisable – June 30, 2016	5,160,500	$0.49

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - 1.50	10,209,000	2.52 years	$0.70	5,160,500	$0.49

At June 30, 2016, the total intrinsic value of options outstanding and exercisable was $124,099 and $223,325, respectively.

The Company recognized an aggregate of $459,269 and $683,197 in compensation expense during the periods ended June 30, 2016 and 2015, respectively, related to option awards.

Note 8 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 9 – Segment Information

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015, are as follows:

	Conventions	ConBox	Total
Three Months ended June 30, 2016
Revenue	$9,507,647	122,823	9,630,470
Cost of revenue	(6,870,870)	(351,417)	(7,222,287)
Gross margin	2,636,777	(228,594)	2,408,183
Operating expenses	(1,930,011)	(2,753)	(1,932,764)
Operating profit (loss)	706,766	(231,347)	475,419

Three Months ended June 30, 2015
Revenue	$7,444,085	132,309	7,576,394
Cost of revenue	(6,714,684)	(124,028)	(6,838,712)
Gross margin	729,401	8,281	737,682
Operating expenses	(2,067,819)	(11,572)	(2,079,391)
Operating loss	(1,338,418)	(3,291)	(1,341,709)

Six Months ended June 30, 2016
Revenue	$14,501,306	$471,005	$14,972,311
Cost of revenue	(9,783,283)	(575,421)	(10,358,704)
Gross margin	4,718,023	(104,416)	4,613,607
Operating expenses	(3,993,276)	(15,824)	(4,009,100)
Operating profit	724,747	(120,240)	604,507

Six Months ended June 30, 2015
Revenue	$13,545,514	$132,309	$13,677,823
Cost of revenue	(11,296,848)	(124,028)	(11,420,876)
Gross margin	2,248,666	8,281	2,256,947
Operating expenses	(4,137,549)	(11,572)	(4,149,121)
Operating loss	(1,888,883)	(3,291)	(1,892,174)

June 30, 2016
Accounts receivable, net	$13,864	$76,615	$90,479
Unearned revenue	1,995,798	95,546	2,091,344

December 31, 2015
Accounts receivable, net	$108,795	$298,347	$407,142
Unearned revenue	3,340,837	390,661	3,731,498

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and six months ended June 30, 2016 and 2015, included elsewhere in this report.

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

Plan of Operation

Our Company has two lines of business: (i) live multimedia events, which involve admissions and exhibitor booth space, and (ii) sponsorships and advertising. Our current focus is two-fold and includes both growing our existing Comic Conventions by obtaining new exhibitors and dealers and attracting more high profile celebrities and VIPs, and identifying new markets in which to produce additional Comic Conventions. We also plan to expose our database of fans and our target market of young adults and families to our content through digital media such as Facebook®, Twitter®, YouTube®, Flickr®, Instagram® and Snapchat, and draw higher traffic to our website www.wizardworld.com by creating content from our live multimedia events and promoting such events through emails and newsletters.

We expect to produce 19 live events during the year ending December 31, 2016. Historically, we have operated profitable live events in Philadelphia, Chicago, New Orleans, Columbus, Portland, Nashville, Austin, Sacramento, Louisville, Minneapolis, San Antonio, Atlanta, Tulsa, Reno and St. Louis, but we have operated at a deficit in other events. In order for us to operate a successful event, we must produce an event that is relevant to the public in order to drive admissions, booth sales, sponsorship, and advertising. In order for the Company to grow the digital business, we must attract unique users and drive traffic to our online site. To date, we have exhausted considerable resources developing our media platform, but we have yet to earn a profit from the platform.

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

We continue to develop the Wizard World digital strategy and grow our existing database through social media, on-site activation, and the Company’s digital presence on properties that include Facebook®, Twitter®, YouTube®, Flickr®, Instagram® and Snapchat. Also, as additional events are added, more people join the Wizard World universe and become loyal to the brand and its affiliated properties.

Wizardworlddigital.com continues to be the hub for all Comic Convention and related events news and content, and wizardworld.com continues to act as the e-commerce engine for all admissions, VIP experiences, one-of-a-kind packages, and more.

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016	June 30, 2015
Convention revenue	$9,507,647	$7,444,085
ConBox revenue	$122,823	$132,309
Gross profit	$2,408,183	$737,682
Operating expenses	$(1,932,764)	$(2,079,391)
Income (loss) from operations	$475,419	$(1,341,709)
Other expenses	$(75,079)	$(466,960)
Net income (loss) attributable to common stockholders	$400,779	$(1,802,883)
Income (loss) per common share – basic and diluted	$0.01	$(0.04)

Convention Revenue

Convention revenue was $9,507,647 for the three months ended June 30, 2016, as compared to $7,444,085 for the comparable period ended June 30, 2015, an increase of $2,063,562. The increase in convention revenue is primarily attributable to operating one more event during the three months ended June 30, 2016 for a total of seven events, as compared to producing six events during the three months ended June 30, 2015. Average revenue generated per event held in the second quarter of 2016 was $1,358,235 as compared to $1,240,681 during 2015. The increase in average revenue per show was primarily attributable to producing well-attended events in more established markets during the three months ended June 30, 2016.

ConBox Revenue

ConBox revenue was $122,823 for the three months ended June 30, 2016, as compared to $132,309 for the comparable period ended June 30, 2015, a decrease of $9,486. The decrease in ConBox revenue is attributable to the new management team being primarily focused on driving the convention business forward.

Gross Profit

Gross profit percentage increased from a gross profit of 10% during the three months ended June 30, 2015, to a gross profit of 25% during the three months ended June 30, 2016. The Company produced seven events during the period ended June 30, 2016, as compared to six events during the comparable period ended June 30, 2015. The gross profit percentage increase was attributable to producing well-attended events in more established markets with increased investment in the programming and convention center build-out, resulting in an improved fan experience at the Company’s events.

Operating Expenses

Operating expenses for the three months ended June 30, 2016, were $1,932,764, as compared to $2,079,391 for the three months ended June 30, 2015. The $146,627 decrease is primarily attributable to a decrease in both headcount and officer compensation.

Income (Loss) from Operations

Income from operations for the three months ended June 30, 2016, was $475,419 as compared to a loss of $(1,341,709) for the three months ended June 30, 2015. The increase is primarily attributable to producing well-attended events with popular celebrity guests and programming, combined with increased cost containment in the area of event production.

Other Expenses

Other expenses for the three months ended June 30, 2016, were $75,079, as compared to $466,960 for the three months ended June 30, 2015. The change is attributable to the Company’s $466,960 loss during the three months ended June 30, 2015 on the CONtv joint venture with Cinedigm compared to a loss of $75,000 for the three months ended June 30, 2016. The Company incurred these losses in connection with the launching of CONtv, which occurred during the three months ended June 30, 2015.

Net Income (Loss) Attributable to Common Stockholders

Net income (loss) attributable to common stockholders for three months ended June 30, 2016, was $400,779 or income per share of $0.01, as compared to $(1,802,883) or loss per share of $(0.04), for the three months ended June 30, 2015.

Summary of Statements of Operations for the Six Months Ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015
Convention revenue	$14,501,306	$13,545,514
ConBox revenue	$471,005	$132,309
Gross profit	$4,613,607	$2,256,947
Operating expenses	$(4,009,100)	$(4,149,121)
Income (loss) from operations	$604,507	$(1,892,174)
Other expenses	$(150,885)	$(898,436)
Net income (loss) attributable to common stockholders	$384,669	$(2,784,824)
Income (loss) per common share – basic	$0.01	$(0.05)

Convention Revenue

Convention revenue was $14,501,306 for the six months ended June 30, 2016, as compared to $13,545,514 for the comparable period ended June 30, 2015, an increase of $955,792. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran thirteen events during the period ended June 30, 2015, as compared to eleven events during the comparable period ended June 30, 2016. Average revenue generated per event in 2016 was $1,318,301 as compared to $1,041,963 during 2015.

ConBox Revenue

ConBox revenue was $471,005 for the six months ended June 30, 2016, as compared to $132,309 for the comparable period ended June 30, 2015, an increase of $338,696. The increase in ConBox revenue is primarily attributable to the introduction of the operations during the prior year period.

Gross Profit

Gross profit percentage increased from a gross profit of 17% during the six months ended June 30, 2015, to a gross profit of 31% during the six months ended June 30, 2016. The Company produced thirteen events during the period ended June 30, 2015, as compared to eleven events during the comparable period ended June 30, 2016. The gross profit percentage increase was attributable to producing well-attended events in more established markets with increased investment in the programming and convention center build-out, resulting in an improved fan experience at the Company’s events.

Operating Expenses

Operating expenses for the six months ended June 30, 2016, were $4,009,100, as compared to $4,149,121 for the six months ended June 30, 2015. The decrease is primarily attributable to a decrease in both headcount and officer compensation.

Income (Loss) from Operations

Income from operations for the six months ended June 30, 2016, was $604,507 as compared to a loss of $(1,892,174) for the six months ended June 30, 2015. The increase is primarily attributable to producing well-attended events with popular celebrity guests and programming, combined with increased cost containment in the area of event production.

Other Expenses

Other expenses for the six months ended June 30, 2016, were $150,885 as compared to $898,436 for the six months ended June 30, 2015. The change is primarily attributable to the Company’s $898,436 loss during the six months ended June 30, 2015 on the CONtv joint venture with Cinedigm compared to a loss of $150,000 during the six months ended June 30, 2016. The Company incurred these losses in connection with the launching of CONtv, which occurred during the six months ended June 30, 2015.

Net Income (Loss) Attributable to Common Stockholders

Net income (loss) attributable to common stockholders for six months ended June 30, 2016, was $384,669 or income per share of $0.01, as compared to $(2,784,824) or (loss) per share of $(0.05), for the six months ended June 30, 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2016, compared to December 31, 2015:

	June 30, 2016	December 31, 2015	Increase/(Decrease)
Current Assets	$6,412,872	$6,499,642	$(86,770)
Current Liabilities	$4,456,093	$5,420,678	$(964,585)
Working Capital	$1,956,779	$1,078,964	$877,815

At June 30, 2016, we had working capital of $1,956,779, as compared to working capital of $1,078,964 at December 31, 2015, an increase of $877,815. The increase is primarily attributable to the Company recognizing income from operations during the six months ended June 30, 2016 coupled with the increase in cash balances, accounts payable and accrued expenses and the outstanding balance due to CONtv offset by decreases in unearned revenue.

Net Cash Provided By (Used In) Operating Activities

Net cash provided by (used in) operating activities for the six months ended June 30, 2016 and 2015, was $260,130 and $(257,019), respectively. The net income (loss) attributable to common stockholders for the six months ended June 30, 2016 and 2015, was $453,622 and $(2,790,610), respectively. The Company’s cash generated in operations primarily by running profitable events during the six months ended June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, the Company had no off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In July 2015, the FASB issued the ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on the condensed consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

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

The Company continues to be committed to improving financial organization. As part of this commitment, management and the Board are performing an extensive review of the Company’s policies and procedures as it relates to financial reporting in an effort to mitigate future risks of potential misstatements. The Company will focus on continuing to develop and documenting internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Adoption of 2016 Incentive Stock and Award Plan

On August 12, 2015, Board unanimously approved, authorized and adopted (subject to stockholder approval) the 2016 Incentive Stock and Award Plan (the “Plan”) to replace the expired Third Amended and Restated 2011 Incentive Stock and Award Plan. The Plan provides for the issuance of up to 5,000,000 shares of the Company’s common stock through the grant of nonqualified options, incentive options and restricted stock to the Company’s directors, officers, consultants, attorneys, advisors and employees. Until a committee consisting of two or more independent, non-employee directors is appointed to administer the Plan, the Board shall administer the Plan.

Under the Plan:

1.	Each option will contain the following terms:

(i) the exercise price for an Incentive Option (as defined in the Plan), which shall be determined at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the common stock is listed or quoted, as applicable) of the common stock of the Company,  provided that if the recipient of the option owns more than ten percent (10%) of the total combined voting power of the Company, the exercise price shall be at least 110% of the Fair Market Value, and provided further that with respect to the Nonqualified Option (as defined in the Plan), the purchase price of each share of stock purchasable under a Nonqualified Option shall be at least 100% of the Fair Market Value of such share of stock on the date that Nonqualified option is granted, unless the Committee, in its sole and absolute discretion, determines to set the purchase price of such Nonqualified Option below Fair Market Value;

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

(ii) certificate(s) evidencing the restricted stock shall not be delivered until they are free of any restrictions specified by the Board at the time of grant;

(iii) recipients of restricted stock have the rights of a stockholder of the Company as of the date of the grant of the restricted stock;

(iv) shares of restricted stock are forfeitable until the terms of the restricted stock grant have been satisfied or the employment with the Company is terminated prior to such restrictions being satisfied; and

(v) the restricted stock is not transferable until the date on which the Board has specified such restrictions have lapsed.

The description of the Plan set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text filed as Exhibit 10.1 to this Report, and is incorporated herein by reference.

Approval of Sublease

On August 12, 2016, the Board ratified the Company entering into that certain Standard Multi-Tenant Sublease (“Sublease”) on June 16, 2016 with Bristol Capital Advisors, LLC, an entity controlled by the Company’s Chairman of the Board, to occupy approximately 2,706 square feet of office space at 662 Sepulveda Boulevard, Suite 300, Los Angeles, California 90049. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent.

Item 6. Exhibits.

Exhibit No.	Description

10.1	2016 Incentive Stock and Award Plan*

10.2	Employment Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016).

10.3	Non-Compete, Non-Solicitation and Non-Disclosure Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016).

10.4	Indemnification Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016).

10.5	Option Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: August 15, 2016	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

