Form 10-Q
period 2016-09-30
Wizard World, Inc.
filed 2016-11-21
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 18, 2016, there were 51,368,386 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

September 30, 2016 and 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)

Assets

Current Assets
Cash and cash equivalents	$3,188,406	$4,723,699
Accounts receivable, net	266,020	407,142
Inventory	171,591	39,552
Prepaid convention expenses	513,055	1,035,265
Prepaid rent - related party	191,120	-
Prepaid taxes	293,984	293,984
Total Current Assets	4,624,176	6,499,642

Property and equipment, net	236,342	250,786

Security deposits	31,378	21,066

Total Assets	$4,891,896	$6,771,494

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$1,383,153	$1,577,439
Unearned revenue	510,360	3,731,498
Due to CONtv joint venture	186,741	111,741

Total Current Liabilities	2,080,254	5,420,678

Total Liabilities	2,080,254	5,420,678

Commitments and contingencies

Stockholders’ Equity
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated, respectively	-	-
Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted, respectively	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 51,368,386 shares issued and outstanding, respectively	5,138	5,138
Additional paid-in capital	18,080,757	17,341,268
Accumulated deficit	(15,263,411)	(16,013,296)
Non-controlling interest	(10,842)	17,706
Total Stockholders’ Equity	2,811,642	1,350,816

Total Liabilities and Stockholders’ Equity	$4,891,896	$6,771,494

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Convention revenue	$6,267,631	$6,805,316	$20,768,937	$20,350,830

ConBox revenue	137,020	496,694	608,025	629,003

Total revenue	6,404,651	7,302,010	21,376,962	20,979,833

Cost of revenue	3,964,711	4,431,199	14,323,415	15,852,075

Gross margin	2,439,940	2,870,811	7,053,547	5,127,758

Operating expenses
Compensation	1,203,820	1,344,616	3,632,232	4,120,281
Consulting fees	161,637	168,546	438,888	450,102
General and administrative	598,019	453,939	1,901,456	1,545,182

Total operating expenses	1,963,476	1,967,101	5,972,576	6,115,565

Income (loss) from operations	476,464	903,710	1,080,971	(987,807)

Other expenses
Interest expense	(92)	(804)	(977)	(1,461)
Loss on disposal of equipment	(36,876)	—	(36,876)	—
Loss on CONtv joint venture	(75,000)	(148,089)	(225,000)	(1,046,525)

Other expenses	(111,968)	(148,893)	(262,853)	(1,047,986)

Income (loss) before income tax provision	364,496	754,817	818,118	(2,035,793)

Income tax provision	—	—	—	—

Net income (loss)	364,496	754,817	818,118	(2,035,793)

Net income (loss) attributable to non-controlling interests	(720)	29,199	68,233	23,413

Net income (loss) attributable to common stockholders	$365,216	$725,618	$749,885	$(2,059,206)

Income (loss) per share
Basic	$0.01	$0.01	$0.01	$(0.04)
Diluted	$0.01	$0.01	$0.01	$(0.04)

Weighted average common shares outstanding - basic	51,368,386	51,368,386	51,368,386	51,362,415
Weighted average common shares outstanding - diluted	51,368,386	53,505,019	51,368,386	51,362,415

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2016

(Unaudited)

	Preferred		Common
	Stock Par		Stock Par		Additional		Non-	Total
	Value $0.0001		Value $0.0001		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance - December 31, 2015	-	$-	51,368,386	$5,138	$17,341,268	$(16,013,296)	$17,706	$1,350,816

Share-based compensation	-	-	-	-	642,708	-	-	642,708

Acquisition of controlling interest of ConBox	-	-	-	-	96,781	-	(96,781)	-

Net income	-	-	-	-	-	749,885	68,233	818,118

Balance - September 30, 2016	-	$-	51,368,386	$5,138	$18,080,757	$(15,263,411)	$(10,842)	$2,811,642

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$818,118	$(2,035,793)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	117,589	85,448
Loss on disposal of equipment	36,876	-
Loss on CONtv joint venture	225,000	1,046,525
Share-based compensation	642,708	999,278
Changes in operating assets and liabilities:
Accounts receivable	141,122	(221,652)
Inventory	(132,039)	(34,747)
Prepaid convention expenses	522,210	(173,951)
Prepaid rent	(191,120)	-
Security deposits	(10,312)	(1,000)
Accounts payable and accrued liabilities	(194,286)	505,614
Unearned revenue	(3,221,138)	(652,246)

Net Cash Used In Operating Activities	(1,245,272)	(482,524)

Cash Flows from Investing Activities:
Purchase of property and equipment	(144,871)	(77,487)
Proceeds received on disposal of equipment	4,850	-
Investment	-	(3,319)
Investment in CONtv joint venture - net	(150,000)	(953,872)

Net Cash Used In Investing Activities	(290,021)	(1,034,678)

Cash Flows from Financing Activities:
Proceeds from the exercise of options	-	4,000

Net Cash Provided By Financing Activities	-	4,000

Net change in cash and cash equivalents	(1,535,293)	(1,513,202)

Cash and cash equivalents at beginning of year	4,723,699	5,790,724

Cash and cash equivalents at end of reporting period	$3,188,406	$4,277,522

Supplemental disclosures of cash flow information:
Interest paid	$1,028	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of controlling interest of ConBox	$96,781	$-

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

September 30, 2016

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

Note 2 - Liquidity and Management Plans

As reflected in the accompanying condensed consolidated financial statements, the Company incurred a net income and net cash used in operations of $749,885 and ($1,245,272), respectively, for the nine months ended September 30, 2016. As of September 30, 2016, the Company had a working capital of $2,543,922 and an accumulated deficit of $15,263,411. As of September 30, 2016, the Company had cash and cash equivalents of $3,188,406. The Company estimates the cash and cash equivalents currently on hand as of November 21, 2016 is insufficient to fund its operations on a long term basis past December 31, 2016. In order to fund operations past that date is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, or the significant reduction of operating expenses until such time that funds provided by operations are sufficient to fund working capital requirements. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling the Company’s cash outflows to mitigate these risks.

Note 3 – Significant and Critical Accounting Policies and Practices

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

As of September 30, 2016, the aggregate non-controlling interest in ButtaFyngas was ($10,842). As of December 31, 2015, the aggregate non-controlling interest in Wiz Wizard and ButtaFyngas was $17,706. The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

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

For the three months ended September 30, 2016 and 2015, the Company recognized $75,000 and $148,089 in losses from this venture, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized $225,000 and $1,046,525 in losses from this venture, respectively. As of September 30, 2016 and December 31, 2015, the investment in CONtv was $0.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	September 30, 2016	September 30, 2015

Stock options	4,419,000	7,580,000

Total	4,419,000	7,580,000

The computations of basic and diluted net income attributable to common stockholders are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016		September 30, 2016
	Income	Shares (a)	Income	Shares (a)
Net income attributable to common stockholders	$365,216		$749,885

Basic net income per common share	$0.01	51,368,386	$0.01	51,368,386

Net income attributable to common stockholders	$365,216	51,368,386	$749,885	51,368,386
Dilutive securities:
Options	-	-	-	-

Diluted net income	$365,216	51,368,386	$749,885	51,368,386

Diluted net income per common share	$0.01		$0.02

(a) - Weighted-average common shares outstanding.

The Company’s contingent share issuance arrangements, stock options and warrants are as follows:

	Contingent share issuance arrangements, stock options and warrants
	September 30, 2016	September 30, 2015

Stock options	4,419,000	7,580,000

Total contingent share issuance arrangements, stock options and warrants	4,419,000	7,580,000

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

During the nine months ended September 30, 2016, the Company partially utilized NOL carry-forwards to offset taxable income.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of the new standard.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2016	December 31, 2015
Computer Equipment	$31,887	$33,792
Equipment	382,728	343,359
Furniture and Fixtures	42,609	48,950
Leasehold Improvements	20,264	-
	477,488	426,101
Less: Accumulated Depreciation	(241,146)	(175,315)
	$236,342	$250,786

Depreciation expense was $117,589 and $85,448 for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, the Company disposed of property and equipment receiving proceeds of $4,850 and recorded a loss of $36,876.

Note 5 – Investment in CONtv Joint Venture

For the nine months ended September 30, 2016 and 2015, the Company recognized $225,000 and $1,046,525 in losses from this venture, respectively.

As of September 30, 2016 and December 31, 2015, the Company has a balance due to CONtv of $186,741 and $111,741, respectively.

Note 6 – Related Party Transactions

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

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent. See Note 6 for future minimum rent payments due.

Outsourced Marketing

During the nine months ended September 30, 2016, the Company utilized outsourced marketing support from a company affiliated with ROAR, which is partially owned by a member of the Board. The Company had expenses of $36,809 during the nine months ended September 30, 2016 and had an outstanding payable of $13,703 as of September 30, 2016.

Note 7 – Commitments and Contingencies

Employment Agreements

Appointment of Executive Vice President and Chief Operating Officer

On November 8, 2016, the Company formally entered into an employment agreement (the “Malinoff Employment Agreement”) with Randall S. Malinoff in connection with his appointment as the Company’s Executive Vice President and Chief Operating Officer on July 14, 2016 (the “Effective Date”) to serve for a period of two years from the Effective Date. In connection with such appointment, Mr. Malinoff will receive an annual base salary of $225,000 and will be eligible for a performance-based bonus at the discretion of the Board. On November 8, 2016, pursuant to the terms of the Malinoff Employment Agreement, the Company granted 600,000 stock options to Mr. Malinoff.

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

Operating Lease

Effective July 17, 2014, the Company entered into a sublease, as lessee, with Ironclad Performance Wear Corporation, as lessor, for new space located in El Segundo, California (the “Ironclad Sublease”). The term of the Ironclad Sublease was for one year and ten (10) months commencing on September 1, 2014. Pursuant to the Ironclad Sublease, the Company paid base rent of $11,132 per month and an initial security deposit of $11,466 was required.

The lease matured during the three months ended March 31, 2016. The Company is awaiting the return of the security deposit from the lessor.

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent. See below for future minimum rent payments due.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:

2016 (remainder of year)	$36,972
2017	145,800
2018	97,416
2019	97,416
2020	97,416
Thereafter	73,062
$548,082

Obligation to Fund CONtv

As discussed in Note 1, on November 16, 2015, pursuant to that certain A&R Operating Agreement for CONtv, the Company’s ownership interest in CONtv was reduced to 10%. In addition, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

Shamus Lawsuit

On October 28, 2016, the Company filed a Complaint (the “Complaint”) and commenced a lawsuit in the United States District Court, Southern District of New York, against Stephen Shamus, the former Chief Marketing Officer of the Company whose employment was terminated on October 27, 2016 (the “Shamus Lawsuit”). In the Shamus Lawsuit, the Company alleges, among other things, breach of fiduciary duty, misappropriation of corporation assets, breach of contract, and conversion, against Mr. Shamus relating to the Company’s assertion that he used his position with the Company to improperly obtain memorabilia at the Company’s comic conventions which he would then sell and retain the profits from for his own benefit. On November 16, 2016, Mr. Shamus filed an Answer to the Complaint with counterclaims to the Complaint (the “Counterclaim”). The Counterclaim alleges breach of contract and unjust enrichment against the Company and seeks compensatory damages in the form of cash.

The lawsuit is in an early stage and the Company intends to thoroughly pursue its claims and establish a rigorous defense against the Counterclaim. In the event we fail to defend against the Counterclaim, we may be subject to a judgment which could materially impact our financial condition.

Note 8 – Stockholders’ Equity

The Company’s authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of September 30, 2016 and December 31, 2015, there were 51,368,386 shares of our common stock issued and outstanding. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholders.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2015	9,933,500	$0.70
Exercisable – December 31, 2015	4,332,500	$0.45
Granted	1,100,000	$0.53
Exercised	-	$-
Forfeited/Cancelled	(6,614,500)	$-
Outstanding – September 30, 2016	4,419,000	$0.57
Exercisable – September 30, 2016	1,240,000	$0.46

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - 0.94	4,419,000	3.11 years	$0.57	1,240,500	$0.46

At September 30, 2016, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

The Company recognized an aggregate of $642,708 and $999,278 in compensation expense during the periods ended September 30, 2016 and 2015, respectively, related to option awards.

Note 9 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 10 – Segment Information

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015, are as follows:

	Conventions	ConBox	Total
Three Months ended September 30, 2016
Revenue	$6,267,631	137,020	6,404,651
Cost of revenue	(3,888,811)	(75,900)	(3,964,711)
Gross margin	2,378,820	61,120	2,439,940
Operating expenses	(1,964,872)	(1,396)	(1,963,476)
Operating profit (loss)	413,948	62,516	476,464

Three Months ended September 30, 2015
Revenue	$6,805,316	496,694	7,302,010
Cost of revenue	(4,003,067)	(428,132)	(4,431,199)
Gross margin	2,802,249	68,562	2,870,811
Operating expenses	(1,947,994)	(19,107)	(1,967,101)
Operating loss	854,255	49,455	903,710

Nine Months ended September 30, 2016
Revenue	$20,768,937	$608,025	$21,376,962
Cost of revenue	(13,672,094)	(651,321)	(14,323,415)
Gross margin	7,096,843	(43,296)	7,053,547
Operating expenses	(5,958,148)	(14,428)	(5,972,576)
Operating profit	1,138,695	(57,724)	1,080,971

Nine Months ended September 30, 2015
Revenue	$20,350,830	$629,003	$20,979,833
Cost of revenue	(15,300,576)	(551,499)	(15,852,075)
Gross margin	5,050,254	77,504	5,127,758
Operating expenses	(6,084,882)	(30,679)	(6,115,565)
Operating loss	(1,034,628)	46,825	(987,807)

September 30, 2016
Accounts receivable, net	$177,310	$88,710	$266,020
Unearned revenue	414,814	95,546	510,360

December 31, 2015
Accounts receivable, net	$108,795	$298,347	$407,142
Unearned revenue	3,340,837	390,661	3,731,498

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and nine months ended September 30, 2016 and 2015, included elsewhere in this report.

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

Plan of Operation

Our Company has two lines of business: (i) live multimedia events, which involve admissions and exhibitor booth space, and (ii) ConBox. Our current focus is two-fold and includes both growing our existing Comic Conventions by obtaining new exhibitors and dealers and attracting more high profile celebrities and VIPs, and identifying new markets in which to produce additional Comic Conventions. We also plan to expose our database of fans and our target market of young adults and families to our content through digital media such as Facebook®, Twitter®, YouTube®, Flickr®, Instagram® and Snapchat, and draw higher traffic to our website www.wizardworld.com by creating content from our live multimedia events and promoting such events through emails and newsletters.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016	September 30, 2015
Convention revenue	$6,267,631	$6,805,316
ConBox revenue	$137,020	$496,694
Gross profit	$2,439,640	$2,870,811
Operating expenses	$(1,963,476)	$(1,967,101)
Income (loss) from operations	$476,464	$903,710
Other expenses	$(111,968)	$(148,893)
Net income attributable to common shareholder	$365,216	$725,618
Income per common share – basic and diluted	$0.01	$0.01

Convention Revenue

Convention revenue was $6,267,631 for the three months ended September 30, 2016, as compared to $6,805,316 for the comparable period ended September 30, 2015, a decrease of $537,685. The decrease in convention revenue is primarily attributable to operating two less events during the three months ended September 30, 2016 for a total of four events, as compared to producing six events during the three months ended September 30, 2015. Average revenue generated per event held in the third quarter of 2016 was $1,566,908 as compared to $1,134,219 during 2015. The increase in average revenue per show was primarily attributable to producing well-attended events in more established markets during the three months ended September 30, 2016.

ConBox Revenue

ConBox revenue was $137,020 for the three months ended September 30, 2016, as compared to $496,694 for the comparable period ended September 30, 2015, a decrease of $359,674. The decrease in ConBox revenue is attributable to the new management team primarily focused on driving the convention business forward.

Gross Profit

Gross profit percentage decreased from a gross profit of 39% during the three months ended September 30, 2015, to a gross profit of 38% during the three months ended September 30, 2016. The Company produced three events during the period ended September 30, 2016, as compared to six events during the comparable period ended September 30, 2015. The gross profit percentage decrease was attributable to increased investment in the programming including Wizard World gaming, resulting in an improved fan experience at the Company’s events.

Operating Expenses

Operating expenses for the three months ended September 30, 2016, was $1,963,476 as compared to $1,967,101 for the three months ended September 30, 2015. The change is attributable to a decrease in employee compensation offset by an increase in general and administrative expenses. The $140,796 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses increased by $144,347 since the prior year comparative period due to a rise in professional fees, depreciation expense and web development.

Income from Operations

Income from operations for the three months ended September 30, 2016, was $476,464 as compared to income of $903,710 for the three months ended September 30, 2015. The decrease is primarily attributable to, as noted above, revenue from ConBox decreased by $359,674 during the period compared to the prior periods. In addition, the Company is no longer exhausting resources into CONtv.

Other Expenses

Other expenses for the three months ended September 30, 2016, was $111,968, as compared to $148,893 for the three months ended September 30, 2015. The change is attributable to the Company’s $148,089 loss during the three months ended September 30, 2015 on the CONtv joint venture with Cinedigm compared to a loss of $75,000 for the three months ended September 30, 2016. The Company incurred these losses in connection with the launching of CONtv, which occurred during the nine months ended September 30, 2015. For the three months ended September 30, 2016, the Company recorded a loss of $36,876 upon the disposal of equipment.

Net Income Attributable to Common Stockholder

Net income attributable to common stockholder for three months ended September 30, 2016, was $365,216 or income per share of $0.01, as compared to $725,618 or income per share of $0.01, for the three months ended September 30, 2015. The per share amounts are calculated net of deemed dividends.

Summary of Statements of Operations for the Nine Months Ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Convention revenue	$20,768,937	$20,350,830
ConBox revenue	$608,025	629,003
Gross profit	$7,053,547	$5,127,758
Operating expenses	$(5,972,576)	$(6,115,565)
Income (loss) from operations	$1,080,971	$(987,807)
Other income (expenses)	$(262,853)	$(1,047,986)
Net income (loss) attributable to common shareholder	$749,885	$(2,059,206)
Income (loss) per common share – basic and diluted	$0.01	$(0.04)

Convention Revenue

Convention revenue was $20,768,937 for the nine months ended September 30, 2016, as compared to $20,350,830 for the comparable period ended September 30, 2015, an increase of $418,107. The increase in convention revenue is primarily attributable to running better advertised and marketed events. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran fifteen events during the period ended September 30, 2016, as compared to twenty events during the comparable period ended September 30, 2015. Average revenue generated per event in 2016 was $1,384,596 as compared to $1,017,542 during 2015.

ConBox Revenue

ConBox revenue was $608,025 for the nine months ended September 30, 2016, as compared to $629,003 for the comparable period ended September 30, 2015, a decrease of $20,978. The decrease in ConBox revenue is attributable to the new management team primarily focused on driving the convention business forward.

Gross Profit

Gross profit percentage increased from a gross profit of 24% during the nine months ended September 30, 2015, to a gross profit of 33% during the nine months ended September 30, 2016. The Company produced fifteen events during the nine months ended September 30, 2016, as compared to twenty events during the comparable period ended September 30, 2015. The gross profit percentage increase was attributable to producing well-attended events in more established markets with increased investment in the programming and convention center build-out, resulting in an improved fan experience at the Company’s events.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016, was $5,972,576, as compared to $6,115,565 for the nine months ended September 30, 2015. The change is attributable to a decrease in employee compensation offset by an increase in general and administrative expenses. The $488,049 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses increased by $356,274 since the prior year comparative period due to a rise in professional fees, depreciation expense and web development.

Income (Loss) from Operations

Income from operations for the nine months ended September 30, 2016, was $1,080,971 as compared to a loss of $(987,807) for the nine months ended September 30, 2015. The increase is primarily attributable to producing well-attended events with popular celebrity guests and programming, combined with increased cost containment in the area of event production. In addition, the Company is no longer exhausting resources into CONtv.

Other Expenses

Other expenses for the nine months ended September 30, 2016, was $262,853, as compared to $1,047,986 for the nine months ended September 30, 2015. The change is primarily attributable to the Company’s $1,046,525 loss during the nine months ended September 30, 2015 on the CONtv joint venture with Cinedigm compared to a loss of $225,000 during the nine months ended September 30, 2016. The Company incurred these losses in connection with the launching of CONtv, which occurred during the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the Company recorded a loss of $36,876 upon the disposal of equipment.

Net Income (Loss) Attributable to Common Stockholder

Net income (loss) attributable to common stockholder for the nine months ended September 30, 2016, was $749,885 or income per basic share of $0.01, compared to a net loss of $(2,059,206) or loss per basic share of $(0.04), for the nine months ended September 30, 2015. The per share amounts are calculated net of deemed dividends.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2016 compared to December 31, 2015:

	September 30, 2016	December 31, 2015	Increase/(Decrease)
Current Assets	$4,624,176	$6,499,642	$(1,875,466)
Current Liabilities	$2,080,254	$5,420,678	$(3,340,424)
Working Capital (Deficit)	$2,543,922	$1,078,964	$1,464,958

At September 30, 2016, we had a working capital of $2,543,922, as compared to working capital of $1,078,964, at December 31, 2015, an increase of $1,464,958. The increase is primarily attributable to the Company recognizing income from operations during the nine months ended September 30, 2016 coupled with the increase in cash balances, accounts payable and accrued expenses and the due to CONtv balance offset by decreases in unearned revenue and the due to CONtv balance.

Net Cash

Net used in operating activities for the nine months ended September 30, 2016 and 2015, was $1,245,272 and $482,524, respectively. The net income (loss) for the nine months ended September 30, 2016 and 2015, was $818,118 and $(2,035,793), respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company incurred a net income and net cash used in operations of $749,885 and ($1,245,272), respectively, for the nine months ended September 30, 2016. As of September 30, 2016, the Company had a working capital of $2,543,922 and an accumulated deficit of $15,263,411. As of September 30, 2016, the Company had cash and cash equivalents of $3,188,406. The Company estimates the cash and cash equivalents currently on hand as of November 20, 2016 is insufficient to fund its operations on a long term basis past December 31, 2016. In order to fund operations past that date is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, or the significant reduction of operating expenses until such time that funds provided by operations are sufficient to fund working capital requirements. There is no assurance that the Company’s projections and estimates are accurate. The Company is actively managing and controlling the Company’s cash outflows to mitigate these risks.

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had no off-balance sheet arrangements.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of the new standard.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

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

The Company continues to be committed to improving financial organization. As part of this commitment, management and the Board are performing an extensive review of the Company’s past and current policies and procedures as it relates to financial reporting in an effort to mitigate future risks of potential misstatements. The former Chairman of the Board, Chief Executive Officer and Chief Accounting Officer has declined to participate in such review procedures.  The Company will focus on continuing to develop and documenting internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On October 28, 2016, the Company filed a Complaint (the “Complaint”) and commenced a lawsuit in the United States District Court, Southern District of New York, against Stephen Shamus, the former Chief Marketing Officer of the Company whose employment was terminated on October 27, 2016 (the “Shamus Lawsuit”). In the Shamus Lawsuit, the Company alleges, among other things, breach of fiduciary duty, misappropriation of corporation assets, breach of contract, and conversion, against Mr. Shamus relating to the Company’s assertion that he used his position with the Company to improperly obtain memorabilia at the Company’s comic conventions which he would then sell and retain the profits from for his own benefit. On November 16, 2016, Mr. Shamus filed an Answer to the Complaint with counterclaims to the Complaint (the “Counterclaim”). The Counterclaim alleges breach of contract and unjust enrichment against the Company and seeks compensatory damages in the form of cash.

The lawsuit is in an early stage and the Company intends to thoroughly pursue its claims and establish a rigorous defense against the Counterclaim. In the event we fail to defend against the Counterclaim, we may be subject to a judgment which could materially impact our financial condition.

Other than the matter described above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 14, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 21, 2016, the Board of Directors (the “Board”) of the Company adopted the First Amendment to the Bylaws of the Company (the “Amendment”), effective immediately. The Amendment requires that only business properly brought before an annual meeting of the shareholders may be conducted at such meeting and sets forth the procedures to properly bring business before such meeting. To be properly brought before an annual meeting of the shareholders, business must be (i) specified in the notice given by the Board, (ii) otherwise properly brought before the meeting by the Board, or (c) otherwise properly brought by a shareholder of record of the Company.

For business to be properly brought by a shareholder, a shareholder must provide notice to the Secretary of the Company by no later than the close of business on the sixtieth (60th) day nor earlier than the close of business on the ninetieth (90th) day prior to the anniversary of the of the preceding year’s annual meeting. The notice must set forth the following for each matter the shareholder proposes to bring before the annual meeting: (i) a brief description of the business and the reasons for conducting such business, (ii) the name and address of the shareholder, (iii) the class and number of shares beneficially owned by the shareholder, (iv) any material interest of the shareholder in such business, and (v) any other information that is required to be disclosed in a proxy statement.

In addition, pursuant to the Amendment, only persons nominated for election to the Board at an annual meeting of the shareholders may be made by the Board or by any shareholder of record entitled to vote at such meeting who complies with the notice provisions set forth in the Amendment. A shareholder must provide timely notice to the Secretary as described above and shall set forth as to each person proposed for nomination by the shareholder (i) the name, age, business address and residence address of such person, (ii) the principal occupation of such person, (iii) the class and number of shares beneficially owned by such person, (iv) description of all arrangements between the shareholder and each nominee, and (v) any other information relating to such persona that must be disclosed in a proxy statement.

The description of the Amendment set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text filed as Exhibit 3.1 to this Report, and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description

3.1	First Amendment to the Bylaws of Wizard World, Inc.*

10.1	2016 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2016).

10.2	Employment Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016).

10.3	Non-Compete, Non-Solicitation and Non-Disclosure Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016).

10.4	Indemnification Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016).

10.5	Option Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: November 21, 2016	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

