Form 10-K
period 2016-12-31
Wizard World, Inc.
filed 2017-04-17
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016, based on a closing price of $0.43 was $9,152,692. As of April 17, 2017, the registrant had 68,535,036 shares of its common stock, par value $0.0001 per share, outstanding.

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

PART I

Item 1. Business.

As used in this Annual Report, “we,” “us,” “our,” “Wizard,” “Company” or “our Company” refer to Wizard World, Inc. and references to “Conventions” refer collectively to Kick the Can Corp. and its predecessors, Wizard Conventions, Inc. and Kicking the Can, L.L.C.

Our Company

Through our operating subsidiary Conventions, the Company is a producer of “pop culture” live multimedia conventions across the United States. These live multimedia conventions provide a social networking and entertainment venue for enthusiasts of movies, TV shows, video games, technology, toys, social networking/gaming, comic books and graphic novels. The Company is also moving into the digital space by creating content that will integrate with and enhance the Company’s current operations.

Company History

Wizard World, Inc. (f/k/a GoEnergy, Inc.) was incorporated in Delaware on May 2, 2001. The Company was initially involved in oil and gas exploration but ceased operations and abandoned any interests it had in such properties.

On December 7, 2010, the Company entered into a Share Purchase and Share Exchange Agreement (the “Exchange Agreement”) among the Company, the former majority stockholder of the Company, Conventions, and shareholders of Conventions, under which Conventions became a wholly owned subsidiary of the Company.

On August 27, 2014, the Company entered into a Joint Venture and Operating Agreement for a forty-seven and one half percent (47.5%) interest in CON TV, LLC (“CONtv”), with Cinedigm Entertainment Corp. (“Cinedigm”), ROAR, LLC (“ROAR”) and Bristol Capital, LLC (“Bristol”). On November 16, 2015, the parties entered into an Amended and Restated Operating Agreement, effective as of July 1, 2015, which, among other things, restructured the business relationship between the Company and Cinedigm with respect to the ownership and operation of CONtv. Under that agreement, the Company greatly reduced and limited its obligations to the venture, while retaining a ten percent (10%) membership interest in CONtv.

On December 29, 2014, the Company and a member of the Board of Directors (the “Board”) of the Company formed Wiz Wizard, LLC (“Wiz Wizard”) in the State of Delaware. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company. Consequently, Wiz Wizard is a wholly-owned subsidiary of the Company.

On April 10, 2015, the Company and a third-party formed ButtaFyngas, LLC in the State of Delaware. The Company owns fifty percent (50%) of the membership interests.

Our executive offices are located at 662 N. Sepulveda Blvd., Suite 300, Los Angeles California 90049, and our telephone number is (310) 648-8410.

Business Overview

The Company produces live pop culture conventions (“Comic Conventions”) across the United States that provide a social networking and entertainment venue for enthusiasts of movies, TV shows, video games, technology, toys, social networking, gaming, comic books, and graphic novels. Our Comic Conventions provide an opportunity for companies in the entertainment, toy, gaming, publishing and retail business to carry out sales, marketing, product promotion, public relations, advertising, and sponsorship efforts.

During 2016, the Company underwent a significant senior management restructuring. The restructuring included the appointment of a new Chief Executive Officer and new Chief Operating Officer, both entering their roles with experience at major movie studios and television networks. The Company also appointed an Executive Chairman. Focused on reforming the Company’s operations and key operating controls, the new management has worked extensively to position the Company to successfully grow by, among other things, implementing newly constituted internal accounting, marketing, and talent departments. A further description of management’s work to create a foundation for the Company to grow can be found below in Growth Strategy.

Conventions

Conventions has been producing Comic Conventions since July 1997.

In 2016, Conventions produced 16 Comic Conventions in the following cities: (i) Portland, OR; (ii) New Orleans, LA; (iii) Madison, WI; (iv) Cleveland, OH; (v) Chicago, IL; (vi) Las Vegas, NV; (vii) Minneapolis, MN; (viii) Philadelphia, PA; (ix) St Louis, MO; (x) Des Moines, IA; (xi) Sacramento, CA; (xii) Richmond, VA; (xiii) Columbus, OH; (xiv) Pittsburgh, PA; (xv) Tulsa, OK; and (xvi) Austin, TX.

The Company receives revenue from its Comic Conventions primarily from three sources: (i) consumer admissions; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. Comic Conventions vary in cost to produce. Production costs vary based on the size and scope of the production. Generally, our production costs range from approximately $500,000 for a smaller scale production to over $2,500,000 for a larger production.

The Company’s plan for 2017 is to produce Comic Convention in the following cities: (i) Portland, OR; (ii) New Orleans, LA; (iii) Cleveland, OH; (iv) St. Louis, MO; (v) Madison, WI; (vi) Minneapolis, MN; (vii) Philadelphia, PA (viii) Des Moines, IA; (ix) Sacramento, CA; (x) Columbus, OH; (xi) Chicago, IL; (xii) Austin, TX; (xiii) Albuquerque, NM; (xiv) Orlando, FL; (xv) Nashville, TN; and (xvi) Oklahoma City, OK.

Our target audience includes men and women in the 18 to 34 year old demographic, together with families of all ages who are fans of various types of entertainment and media, including movies, music, toys, video games, consumer electronics, computers, and lifestyle products (e.g. clothes, footwear, digital devices, and mobile phones). We continuously review our existing operations and procedures relating to our Comic Conventions in order to ensure that we produce the best possible fan experience at our Comic Conventions, and maximize revenue while containing costs.

CONtv

The Company currently holds a limited interest in CONtv, a digital network devoted to fans of pop culture entertainment.

ConBox

In April 2015, the Company through its subsidiary, Wiz Wizard, launched ComicConBox (“ConBox”). ConBox is a subscription-based premium monthly box service. The boxes provided by ConBox feature collectibles, exclusives, toys, tech and gaming, licensed artwork, superior comics and apparel, Comic Convention admissions, special VIP discounts and more, which are shipped on or around the end of every month. The Company is currently evaluating its ConBox strategy with the objective of providing more highly-curated goods to subscribers while reducing the cost of production. The Company believes that the profitability of ConBox is limited due to the high cost of goods and logistical complications.

Digital Media

The Company produces a number of digital media properties, including our recently updated website www.wizardworld.com, emails, newsletters, Facebook, YouTube, Twitter, Instagram, Flickr and Tumblr to create awareness of our Comic Conventions and provide updates to our fans and consumers. To a large extent we also use our website www.wizardworld.com to provide the latest Wizard World news and information. While we derive little or no direct revenue from these properties, they have the indirect benefit of supporting sales relating to our Comic Conventions (dealer and exhibitor booths, admissions, sponsorships), as well as helping us secure additional sought after and high profile talent. This in turn helps us obtain additional admissions, booth sales and sponsorships for our Comic Conventions. The Company intends to increase its presence in the digital space, through the creation and distribution of high quality and compelling content. Plans are underway to launch an initiative that will greatly amplify the Company’s digital presence and enhance the Company’s current operations.

The Company maintains an email list consisting of all our current and active users. This is a primary driver of information dissemination, along with Facebook, Instagram and Twitter. YouTube is mainly used as brand awareness, information is posted after a Comic Convention, which helps to generate excitement at future events. Because our Comic Conventions visit multiple cities, it is essential that we create excitement in multiple regions, not just focused on a single event.

Through Facebook, our attending artists and celebrities are able to help promote our Comic Conventions by announcing their involvement in our events. This helps generate excitement among both their existing fan base and ours while creating a sense of community and groundswell of support for the upcoming Comic Convention. Once we establish a critical mass of people, the Comic Convention can become part of the fabric of the community where people anticipate and look forward to the event months and sometimes even a full year in advance. Retention of Comic Convention attendees is essential to our sales process. Procuring new and timely talent helps generate new customers, as well as the word of mouth of previous attendees. Much of this is achieved via email, Facebook, Twitter, and www.wizardworld.com.

Unlike many live events (sports, concerts, etc.), where attendees are spectators (even if they are a part of a community at large), at our Comic Conventions the attendees participate in events. This atmosphere creates a greater amount of user generated content on Facebook, Twitter, Instagram and YouTube. For instance, we generally observe an increase in Facebook “Likes” on profile picture changes on Facebook the days during and after our Comic Conventions featuring celebrity “Photo Ops.” This is a non-paid form of free advertising. Social networks such as Facebook and Twitter are a perfect marriage for these types of event photos.

Strategy

Our objective is to create an expanded and qualitatively enhanced digital initiative to leverage the Company’s digital extensions to become a dominant voice for pop culture enthusiasts across multiple media platforms. Key elements of our strategy include:

●	producing high quality Comic Conventions events across the United States to entertain fans and to allow for promotion of consumer products and entertainment;

●	produce high quality content and leveraging the content created at the Comic Conventions through digital media outlets such as websites, apps, emails, newsletters, Facebook, Twitter, Flickr, Tumblr, Instagram and YouTube, among others;

●	obtaining sponsorships and promotions from media and entertainment companies for our digital initiative Comic Conventions, including:

●	expanding our relationships with entertainment and media companies; and

●	utilizing the Company’s digital assets to create and launch a revised and vibrant e-commerce venture.

Sponsorships and Advertising

The Company sells sponsorship and advertising opportunities to businesses seeking to reach our core target audience of active entertainment consumers, with a particular focus on men and women ages 18 to 34 and families.

Sponsorships and Promotions

We provide sponsorship opportunities that allow advertisers a wide range of promotional vehicles on-site and through our public relations efforts. For example, we offer advertisers the ability to: (i) display signage at our Comic Conventions, (ii) include their desired logos on all direct mail that is sent in connection with one or more Comic Conventions, (iii) be included in press releases to the media, (iv) obtain sponsor tags on the radio spots or in the print or online ads where we advertise, and (v) obtain advertising space in our digital media. We also provide the opportunity for advertisers to sponsor events at the Comic Conventions, such as costume contests or gaming tournaments and the ability to brand “step-and-repeats” for photo opportunities, meet and greets with celebrities, VIP packages, and “goody” bag giveaways. Sponsors pay a fee based upon the position of their advertising media and the exposure it will receive. We are able to increase our revenue by utilizing a strategic floor layout that maximizes the amount of highly profitable booth, advertising, and sponsorship opportunities. We are focused on increasing our sponsorship revenue and we are currently actively engaged in enhancing our capabilities in that regard.

Marketing

Our Comic Conventions are marketed through a variety of media outlets, including social media, websites, public relations, television, radio, out-of-home (OOH), email, “street-teams” and by flyers, and postcards. Our Comic Conventions usually obtain publicity through coverage of the events at our Comic Conventions by local TV stations, radio stations, newspapers, national press, fan websites, blogs, and social network channels such as Twitter, Facebook, Flickr, and Tumblr. In certain instances, we do not pay for advertising because we can provide desirable content to media outlets. For example, we typically invite local TV stations to our Comic Conventions so that they can interview the celebrities featured at our Comic Conventions. As a result, we receive free TV coverage and the TV stations obtain content for their shows. In addition, we arrange for celebrities to call into local radio stations. As a result, we receive on-air promotion of our events and the radio station reaches a larger audience who want to tune in to hear our celebrities. We also receive on-air promotion by exchanging air time for admission giveaways to our Comic Conventions. With respect to the internet and online advertising, we advertise throughout our website www.wizardworld.com about upcoming Comic Conventions. We also send out emails to our fans on a regular basis.

Trademarks and Copyrights

We have a portfolio of trademarks and service marks and maintain a catalog of copyrighted works. Such marks include “Wizard World”, “Where Pop FI Comes to Life” and “Wizard World Girls”.

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

Customers

We derive revenue from both Comic Convention attendees and corporate clients that purchase sponsor opportunities and take part in our Comic Conventions as exhibitors.

Show Attendees

Our Comic Conventions are attended primarily by men and women in the 18 to 34 year old demographic, together with families of all ages who are fans of various types of entertainment and media, including movies, music, toys, video games, consumer electronics, computers, and lifestyle products (e.g. clothes, footwear, digital devices, and mobile phones). We are seeking to develop a positive reputation for hosting quality events in order to build brand loyalty among our show attendees and ensure repeat attendance.

Corporate Sponsors and Exhibitors

We continue to target some of the leading movie studios, video game producers, comic book publishers, television broadcasters, and toy manufacturers as future exhibitors and sponsors. In addition, our digital media business will provide sales opportunities across the Fortune 1000 corporate sector, as these brand advertisers look to leverage our media properties to reach our target audience.

No single advertiser, promoter or sponsor comprises a significant portion of our revenues.

Competition; Competitive Strengths

In the live, regionally-based consumer conventions market, the strength of a competitor is measured by the location and size of the region or city, the frequency of live events per year, the guest and VIP list (e.g. celebrities and artists), the number of paying attendees, the physical size of the convention, the extent of the public relations outreach (through traditional media, digital media and social media), and the quantity and quality of exhibitors and dealers. We believe that we have a strong competitive position because our Comic Conventions take place in well-known major cities across the United States throughout the year. Our multiple conventions per year enable us to market our events throughout the entire year, create a large amount of high-quality content that can be distributed through our digital media outlets, and market in not only the regional consumer areas, but nationally as well. The multiple locations also allow us to work with more celebrities, artists and writers and host them in multiple cities.

There are a number of Comic Convention providers that produce events across the country. We are unique in that we produce more Comic Conventions in the United States annually than any other organization. We reach audiences coast-to-coast, north-to-south markets in the United States. We believe that creates an advantage over other event producers because our Comic Conventions are not limited to one city, but rather span well-known cities across the United States.

We also believe that we have an advantage over competitors because our Comic Conventions are well known and well respected in the Comic Convention and pop culture industry. We have a reputation among fans, exhibitors, and celebrities for producing high-quality and well attended Comic Conventions.

Sales Channels and Pricing Policies

We have outsourced our admission sales to a national ticketing service. Our intention is to move all ticketing to a bar-code system that will be consumer friendly by decreasing lines at the convention venues. Admission prices typically range from $45 for a single day pass to $95 for a general weekend pass. Entry for children ten years old and under is free at all Comic Conventions.

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

Growth Strategy

Aggressive steps taken by the Company’s new management throughout 2016 have now provided a stable and reliable base of operations from which the Company can grow. The Company plans to pursue expansion by carefully evaluating various strategies that are now under consideration and utilizing knowledge gained throughout the Company’s history.

We plan to organically develop new Comic Conventions, including a focused initiative to develop new Comic Conventions in smaller markets; in a variety of alternative venues. We also seek to increase revenues of our existing Comic Conventions through improving the fan experience by adding more entertainment, exhibitors, celebrities, panels, gaming tournaments, and opportunities for VIP experiences. Internalizing various services provided at our Comic Conventions we believe we can also lead to increased revenues. For example, all photo-operations at our Conventions are now owned and controlled by the Company. To help us provide a better customer experience, and in order to address the logistics of hosting additional and more profitable Comic Conventions, the Company has entered into a relationship with a sophisticated ticket sales company.

The Company is also looking to leverage its existing resources and exposure, both online and at Comic Conventions, to generate revenue through new business opportunities. For example, the Company intends to move into the area of e-commerce and collectibles. The Company is also embarking on a new digital initiative intended to promote its convention platform and to serve as a platform for advertising in its own right.

Additionally, we intend to increase revenue through increasing corporate sponsorships with national Fortune 1000 marketers by offering these advertisers a wide range of promotional vehicles, both on-site and through our digital media and online offerings. We believe that we will be able to further enhance our relationships with our existing dealers, exhibitors, celebrities, and VIPs while, at the same time, developing new relationships with national brand marketers looking to connect with our growing audiences. Currently the Company has embarked on a major initiative to identify potential local, regional and national sponsors and to conclude sponsorship arrangements with them.

To help facilitate our growth, we have recently restructured our marketing department which now produces and utilizes enhanced sales collateral. We have also hired a new internal accounting department which has adopted the use of sophisticated accounting software in order to better handle the accounting matters associated with a larger company. The Company has also moved to enhance its ongoing sales operations by implementing a sophisticated CRM system to track sales activity and accounts and to methodically follow new leads.

The Wizard World Comic Convention digital marketing platform extends across online and social media outlets with a growth strategy that is fueled by continually producing content for and harnessing content from the growing Comic Convention consumers. For example, the platform includes: (i) the website www.wizardworld.com (ii) our Facebook page, www.facebook.com/wizardworld, (iii) Twitter at www.twitter.com/wizardworld, (iv) video social websites such as www.youtube.com/wizardworld, and (v) Instagram at www.instagram.com/wizardworld. Across the various outlets, the Company covers new and upcoming products and talents in the pop culture world, in order to distribute the large amount of content we create from our live events. Through the distribution of our content via digital media, we offer advertisers the ability to display their sponsorship messages in immersive and integrated ways, including, but not limited to, our large e-mail database of fans. Through sales varying from digital display advertising space on our digital media properties, to title sponsorship positioning on key aspects for the live events, we plan to generate new forms of sponsorship revenues and thus strengthen our financial condition. It is our further intention to expand the Company’s digital offerings by curating and producing high quality content for digital distribution which will broaden the Company’s position and reputation as an authentic voice of pop culture. The new digital initiatives will enhance the Company’s live event activities and will become a major force in their own right. We will also greatly increase our presence as a disseminator of collectible products as a part of a greatly augmented and expanded e-commerce initiative.

Employees

We currently have 32 full-time equivalent employees. Additionally, we engage 5 freelance consultants providing us with greater core competence in the disciplines of Marketing, Sponsorship Sales, Event Production and e-commerce.

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

As we move forward to implement our growth strategies, we may experience increased capital needs We may not, however, have sufficient capital to fund our future operations without additional capital investments. If adequate additional financing is not available on reasonable terms or at all, we may not be able to carry out our corporate strategy and we would be forced to modify our business plans (e.g., limit our expansion, limit our marketing efforts and/or decrease or eliminate capital expenditures), any of which may adversely affect our financial condition, results of operations and cash flow. Such reduction could materially adversely affect our business and our ability to compete.

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

Insiders have substantial control over the Company, and they could delay or prevent a change in our corporate control even if our other stockholders want it to occur.

As of the date of this filing, our executive officers, directors, and principal stockholders who beneficially own 5% or more of our outstanding common stock, own in the aggregate, approximately 69% of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur.

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

Expansion of our business and operations may require additional managers and employees with industry experience, in which case our success will be dependent on our ability to attract and retain experienced management personnel and other employees. There can be no assurance that we will be able to attract or retain qualified personnel. Competition may also make it more difficult and expensive to attract, hire and retain qualified managers and employees. If we fail to attract, train and retain sufficient numbers of the qualified personnel, our prospects, business, financial condition and results of operations will be materially and adversely affected.

Comic Convention Business

If we do not maintain and develop our Wizard World Comic Convention brand, we will not be able to attract an audience to the Comic Conventions.

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

One of our important strategies is to create an integrated platform of tours on which sponsors and pop culture advertisers wishing to reach our young male target audience may advertise. However, advertisers may find that our targeted demographic does not consist of their desired consumers or a critical mass of consumers, decide to use a competitor’s services or decide not to use our services for other reasons. If the sponsors and pop culture advertisers decide against advertising with us, we may not realize our growth potential or meet investor expectations. Our future operating results and business prospects could be adversely affected.

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

Our future success depends on attracting high-profile celebrities and VIPs to our Comic Conventions. If we fail to attract such celebrities and VIPs, our attendance may suffer and our operating results and revenues may be adversely impacted.

Our ability to maintain our competitive position will be dependent on attracting high profile celebrities and VIPs to attend our Comic Conventions. We attract our audience by providing opportunities to meet some of their favorite celebrities. The failure of the Company to attract such high-profile celebrities and VIPs may hurt the attendance at our Comic Conventions and as a result, our operations results and revenues may be adversely impacted.

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

We believe that a positive reputation with subscribers of ConBox is important in attracting and retaining subscribers. To the extent our content is perceived as low quality or otherwise not compelling to subscribers, our ability to establish and maintain a positive reputation may be adversely impacted. Furthermore, to the extent our marketing, and customer service efforts are not effective or result in negative consumer reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. To date the ConBox venture has not been a successful one. The Company is evaluating the proper approach to reforming the ConBox model or shuttering the initiative.

Digital Media

We could face a variety of risks of expanding into a new business.

The Company will expand into digital media and content creation. Risks of our entry into the new business line of digital media, include, without limitation: (i) potential diversion of management’s attention and other resources, including available cash, from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand into this new line of business; and (iv) inefficient combination or integration of operational and management systems and controls. Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar, and may lead to increased litigation and regulatory risk. Further, our business model and strategy are still evolving and are continually being reviewed and revised, and we may not be able to successfully implement our business model and strategy. We may not be able to attract a sufficiently large number of audience or customers, or recover costs incurred for developing and marketing these products or services. If we are unable to successfully implement our growth strategies, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed.

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

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility. Other factors that could cause such volatility may include, among other things: actual or anticipated fluctuations in our operating results; the absence of securities analysts covering us and distributing research and recommendations about us; overall stock market fluctuations; economic conditions generally; announcements concerning our business or those of our competitors; our ability to raise capital when we require it, and to raise such capital on favorable terms; conditions or trends in the industry; litigation; changes in market valuations of other similar companies; announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures; future sales of common stock; actions initiated by the SEC or other regulatory bodies; and general market conditions. Any of these factors could have a significant and adverse impact on the market price of our common stock. These broad market fluctuations may adversely affect the trading price of

The ownership by our Executive Chairman of our common stock will likely limit your ability to influence corporate matters.

Mr. Paul Kessler, our Executive Chairman, is the beneficial owner of 69% of the issued and outstanding shares of the Company’s common stock. As a result, our Mr. Kessler has significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

Our stock is thinly traded, so an investor may be unable to sell at or near ask prices or at all.

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

We are subject to the “penny stock rules” which will make our securities more difficult to sell.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Effective September 1, 2014, the Company entered into a standard sublease to occupy office space at 2201 Park Place, El Segundo, California 90245. The term of the lease expired on June 30, 2016 and the Company vacated the premises at such time. The Company paid a base rent of $11,132 per month, with an increase by three percent (3%) starting in the thirteenth month of the lease, and a security deposit of $11,466 was required. The Company must also pay $2,796 per month (22.3%) for operating expenses.

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) to occupy office space at 662 N. Sepulveda Blvd., Los Angeles, California 90049 with Bristol Capital Advisors, LLC, an entity controlled by the Company’s Executive Chairman. The term of the Sublease is 5 years and 3 months, beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent. The prepaid rent allowed the Company to obtain preferential lease terms and induced the landlord to make certain improvements to the property. Bristol Capital Advisors, LLC is not the owner of the subject premises (it is a tenant in the building) and Bristol Capital Advisors, LLC passes its actual and direct cost of the Company’s occupancy through to the Company without any fee, profit or markup. Bristol Capital Advisors, LLC in no manner profited from the pre-payment of rent. The Company basis its operations out of this location.

In addition, the Company entered into a lease to occupy office space at 1440 Broadway, 23rd Floor, New York, New York 10018. The term of the lease agreement commenced on January 1, 2014 and automatically extends for one (1) year unless either party provides written notice of termination ninety (90) days prior to the end of the term. The Company’s monthly rent is $4,000. The Company has tendered notice to the Landlord that it does not intend to continue its tenancy past the termination of the now-current term.

The Company does not own any real estate.

Item 3. Legal Proceedings.

On October 28, 2016, the Company filed a Complaint (the “SDNY Complaint”) and commenced a lawsuit in the United States District Court, Southern District of New York, against Stephen Shamus, the former Chief Marketing Officer of the Company whose employment was terminated on October 27, 2016 (the “SDNY Lawsuit”). In the SDNY Lawsuit, the Company alleges, among other things, breach of fiduciary duty, misappropriation of corporation assets, breach of contract, and conversion, against Mr. Shamus relating to the Company’s assertion that he used his position with the Company to improperly obtain memorabilia at the Company’s Comic Conventions which he would then sell and retain the profits from for his own benefit. On November 16, 2016, Mr. Shamus filed an Answer to the SDNY Complaint with counterclaims against the Company (the “SDNY Counterclaim”). The SDNY Counterclaim alleges breach of contract and unjust enrichment against the Company and seeks compensatory damages in the form of cash.

The SDNY Lawsuit was concluded on what management considers to be favorable terms on February 15, 2017.

On December 16, 2016, the Company filed a Complaint (the “DNJ Complaint”) and commenced a lawsuit in the United States District Court, District of New Jersey (the “DNJ Lawsuit”), against Gareb Shamus, the founder and former Chief Executive Officer of the Company; Pivot Media LLC and 4 Brothers LLC, entities owned and operated by Gareb Shamus; Stephen Shamus, the former Chief Marketing Officer of the Company whose employment was terminated on October 27, 2016; Kenneth Shamus, a former director of the Company; Eric Weisblum; GEM Funding LLC; It’s All Normal LLC; and various other defendants (collectively, the “DNJ Defendants”). In the DNJ Complaint, the Company alleged that the DNJ Defendants violated Section 13(d) of the Securities and Exchange Act of 1934 and SEC Rules 13d-1 and 13d-5. The Company sought an injunction to compel the DNJ Defendants to make complete disclosure under Section 13(d) of the Exchange Act and to cure their past violations.

The DNJ Lawsuit was concluded on what management considers to be favorable terms on February 15, 2017.

On January 11, 2017, Arden B. Silverman (“Silverman”), d/b/a Capital Asset Protection, filed a complaint (the “Silverman Complaint”) and commenced a lawsuit against the Company in the Superior Court of California, County of Los Angeles – Central District (the “Silverman Lawsuit”). Silverman brought the claim after being assigned the right title and interest in a claim against the Company by Rogers & Cowan, Inc., a California corporation (Rogers & Cowan). The Silverman Complaint alleges the Company owes $42,600 plus attorney’s fees to Silverman for services provided by Rogers & Cowan to the Company. On April 10, 2017, the Company filed a cross Cross-Complaint in the Silverman Lawsuit against Rogers and Cowan, among others (the “Cross-Complaint”). The Cross-Complaint seeks in excess of $90,000 from Rogers & Cowan, among others, and alleges, fraud, negligent misrepresentation, breach of written agreement; breach of covenant of good faith and fair dealings, and violations of Cal. Bus. & Prof. Code §§17200 et seq.

With the exception of the foregoing disputes, the Company is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations.

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

Quarter ended	Low Price	High Price

December 31, 2016	$0.156	$0.338
September 30, 2016	$0.310	$0.470
June 30, 2016	$0.330	$0.530
March 31, 2016	$0.302	$0.500

December 31, 2015	$0.400	$0.425
September 30, 2015	$0.540	$0.580
June 30, 2015	$0.685	$0.759
March 31, 2015	$0.690	$0.744

(b) Holders

As of April 17, 2017, a total of 68,535,036 shares of the Company’s common stock were outstanding and held by 33 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

Below is a description of the Company’s compensation plan adopted in 2011, and the Company’s compensation plan adopted in 2016.

2011 Incentive Stock Award Plan, as Amended

On May 9, 2011, the Board approved, authorized and adopted (subject to stockholder approval) the 2011 Incentive Stock and Award Plan (the “2011 Plan”). The 2011 Plan was amended on September 14, 2011, April 11, 2012, July 9, 2012 and September 25, 2014. The Plan provides for the issuance of up to 15,000,000 shares of our common stock through the grant of non-qualified options, incentive options and restricted stock to our directors, officers, consultants, attorneys, advisors and employees. The 2011 Plan has been administered by the Board since its adoption.

Under the 2011 Plan:

1. Each option contains the following terms:

(i)	the exercise price, which shall be determined at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the common stock is listed or quoted, as applicable) of the common stock of the Company, provided that if the recipient of the option owns more than ten percent (10%) of the total combined voting power of the Company or of any subsidiary, the exercise price shall be at least 110% of the Fair Market Value;

(ii)	the term of each option shall be fixed by the Board, provided that such option shall not be exercisable more than five (5) years after the date such option is granted, and provided further that with respect to an incentive option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company or of any subsidiary, the incentive option shall not be exercisable more than five (5) years after the date such incentive option is granted;

(iii)	subject to acceleration in the event of a change of control of the Company (as further described in the 2011 Plan), the period during which the options vest shall be designated by the Board or, in the absence of any option vesting periods designated by the Board at the time of grant, shall vest and become exercisable in equal amounts on each fiscal quarter of the Company through the four (4) year anniversary of the date on which the option was granted;

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

2016 Incentive Stock Award Plan

On August 12, 2016, Board unanimously approved, authorized and adopted (subject to stockholder approval) the 2016 Incentive Stock and Award Plan (the “2016 Plan”) to replace the expired Third Amended and Restated 2011 Incentive Stock and Award Plan. The 2016 Plan provides for the issuance of up to 5,000,000 shares of the Company’s common stock through the grant of nonqualified options, incentive options and restricted stock to the Company’s directors, officers, consultants, attorneys, advisors and employees. Until a committee consisting of two or more independent, non-employee directors is appointed to administer the 2016 Plan, the Board shall administer the Plan.

Under the 2016 Plan:

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

(v) the restricted stock is not transferable until the date on which the Board has specified such restrictions have lapsed.

As of December 31, 2016, the Company issued the following stock options and grants under the 2011 Plan:

Equity Compensation Plan Information Under The 2011 Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance
Equity compensation approved by security holders under the Plan	-	$-	-

Equity compensation plans not approved by security holders	3,319,000	$0.59	-

Total	3,319,000	$0.59	-

(1)	Excludes shares of restricted stock issued under the Plan.

As of December 31, 2016, the Company issued the following stock options and grants under the 2016 Plan:

Equity Compensation Plan Information Under The 2016 Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and number of shares of restricted stock	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation approved by security holders under the Plan	-	$-	-

Equity compensation plans not approved by security holders	2,000,000	$0.55	3,000,000

Total	2,000,000	$0.55	3,000,000

Rule 10B-18 Transactions

During the year ended December 31, 2016, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the year ended December 31, 2016 that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the years ended December 31, 2016 and 2015, included elsewhere in this report.

We are currently a producer of Comic Conventions across the United States that celebrate movies, television shows, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels. Our Comic Conventions provide entertainment for fans of the pop culture genre, as well as sales, marketing, promotions, public relations, advertising and sponsorship opportunities for entertainment companies, toy companies, gaming companies, publishing companies, marketers, corporate sponsors, and retailers which wish to reach our audience.

During 2016, the Company underwent a significant senior management restructuring. The restructuring included the appointment of a new Chief Executive Officer and new Chief Operating Officer, both entering their roles with experience at major movie studios and television networks. The Company also appointed an Executive Chairman. The new management team has reviewed key operating controls and taken several steps to reform the Company’s operating controls and procedures. In addition, the management team consolidated the Company’s operations to a single office in order to improve the Company’s overall operational efficiency.

Plan of Operation

At present, the Company is engaged primarily in the live event business and derives income mainly from: (i) the production of Comic Conventions, which involves the sales of admissions and exhibitor booth space, and (ii) sale of sponsorships and advertising.

We plan on continuing to enhance our Comic Conventions by featuring new and exciting exhibitors and high-profile celebrities. Further, we are carefully researching and identifying new geographic markets for our Comic Convention.

Concurrently with the Company’s efforts in the Comic Convention business, the Company is entering the digital media space. The Company is producing and branding compelling content and reaching consumers via social media outlets such as Facebook, Twitter, YouTube, Flickr, and Tumblr, as well as the Company’s website, www.wizardworld.com. The Company hopes to utilize its digital offerings to bolster its Comic Convention business.

We currently expect to produce 16 live events during 2017, although that number of conventions may change as we evaluate locations and venues.

Results of Operations

Summary of Statements of Operations for the Year Ended December 31, 2016 and 2015:

	Year Ended
	December 31, 2016	December 31, 2015
Convention revenue	$21,994,433	$22,905,636
ConBox revenue	$707,101	1,120,535
Gross profit	$6,534,543	$5,266,140
Operating expenses	$(7,716,789)	$(8,147,968)
Loss from operations	$(1,182,246)	$(2,881,828)
Other expenses	$(7,266,640)	$(1,352,633)
Net loss attributable to common shareholder	$(8,516,144)	$(4,252,167)
Loss per common share – basic and diluted	$(0.16)	$(0.08)

Convention Revenue

Convention revenue was $21,994,433 for the year ended December 31, 2016, as compared to $22,905,636 for the comparable period ended December 31, 2015, a decrease of $911,203. The decrease in convention revenue is primarily attributable to running less shows than the prior year. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran sixteen events during the year ended December 31, 2016, as compared to twenty-five events during the comparable year ended December 31, 2015. Average revenue generated per event in 2016 was $1,293,790 as compared to $916,225 during 2015.

ConBox Revenue

ConBox revenue was $707,101 for the year ended December 31, 2016, as compared to $1,120,535 for the comparable year ended December 31, 2015, a decrease of $413,434. The decrease in ConBox revenue is attributable to the new management team’s decision to primarily focus on driving the convention business forward.

Gross Profit

Gross profit percentage for the convention segment increased from a gross profit of 23% during the year ended December 31, 2015, to a gross profit of 31% during the year ended December 31, 2016. The Company produced seventeen events during the year ended December 31, 2016, as compared to twenty-five events during the comparable year ended December 31, 2015. The gross profit percentage increase was attributable to producing well-attended events in more established markets with increased investment in the programming and convention center build-out, resulting in an improved fan experience at the Company’s events.

Gross profit percentage for the ConBox segment decreased from a gross profit of 9% during the year ended December 31, 2015, to a gross deficit of 46% during the year ended December 31, 2016. The decrease was attributable to a decrease in subscriptions as well as an increase in costs.

Operating Expenses

Operating expenses for the year ended December 31, 2016, was $7,716,789, as compared to $8,147,968 for the year ended December 31, 2015. The change is attributable to a decrease in employee compensation offset by an increase in general and administrative expenses. The $928,649 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses increased by $435,527 since the prior year comparative period due to a rise in professional fees, depreciation expense and web development.

Loss from Operations

Loss from operations for the year ended December 31, 2016, was $1,182,246 as compared to a loss from operations of $2,881,828 for the year ended December 31, 2015. The decrease is primarily attributable to producing well-attended events with popular celebrity guests and programming, combined with increased cost containment in the area of event production. In addition, the Company is no longer exhausting resources into CONtv.

Other Expenses

Other expenses for the year ended December 31, 2016, was $7,266,640, as compared to $1,352,633 for the year ended December 31, 2015. The change is primarily attributable to the change in fair value of derivative liabilities and derivative expense of $1,829,709 and $5,110,879, respectively, in relation to the derivative liability of the convertible note and related warrants. The Company recorded a loss of $1,324,727 during the year ended December 31, 2015 on the CONtv joint venture with Cinedigm compared to a loss of $262,500 during the year ended December 31, 2016. For the year ended December 31, 2016, the Company recorded a loss of $36,876 upon the disposal of equipment.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholder for the year ended December 31, 2016, was $8,516,144 or loss per basic share of $0.16, compared to a net loss of $4,252,167 or loss per basic share of $0.08, for the year ended December 31, 2015.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2016 compared to December 31, 2015:

	December 31, 2016	December 31, 2015	Increase/(Decrease)
Current Assets	$5,599,269	$6,499,642	$(900,373)
Current Liabilities	$2,736,952	$5,420,678	$(2,683,726)
Working Capital (Deficit)	$2,862,317	$1,078,964	$1,783,353

At December 31, 2016, we had a working capital of $2,862,317, as compared to working capital of $1,078,964, at December 31, 2015, an increase of $1,783,353. The increase in working capital is primarily attributable to the execution of the $2.5 million convertible promissory note with Bristol in December 2016.

Net Cash

Net (used in) provided by operating activities for the year ended December 31, 2016 and 2015, was $(2,488,009) and $443,123, respectively. The net loss for the years ended December 31, 2016 and 2015, was $8,448,886 and $4,234,461, respectively.

Going Concern Analysis

The Company had a net loss of $8,448,886 (of which $6,940,588 was derived from non-cash charges related to the accounting treatment for derivative liabilities) and $4,234,461 for the years ended December 31, 2016 and 2015, respectively. As a result, these conditions had raised doubt regarding our ability to continue as a going concern beyond 2017. However, subsequent to the Bristol financing transaction (as noted below) and as of December 31, 2016, we had cash and working capital of $4,401,217 and $2,862,317, respectively.  As noted above, the net loss during the year ended December 31, 2016 included non-cash derivative related expenses of $6,940,588.

Effective December 1, 2016, upon the Board of Directors of the Company receiving an independent third party fairness opinion, the Company entered into the Purchase Agreement with Bristol Investment Fund, Ltd., an entity controlled by the Chairman of the Company’s Board of Directors, pursuant to which the Company sold to the Purchaser, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture, (ii) Series A Warrants, and (iii) Series B Warrants. Pursuant to the Purchase Agreement, the Company paid $25,000 to the Purchaser and issue to the Purchaser 500,000 shares of Common Stock with a grant date fair value of $85,000 to cover the Purchaser’s legal fees.

If necessary, management also believes that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of both management’s plans, the Company believes the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company had no off-balance sheet arrangements.

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

Derivative Liability

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB ASC. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

The Company adopted Section 815-40-15 of the FASB ASC (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company utilizes the Monte Carlo pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, the adoption of ASU 2014-15 did not have a material effect on its financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard on the consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718”). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-27 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

The Company is committed to improving financial organization. As part of this commitment, management and the Board performed an extensive review of the Company’s policies and procedures as it relates to financial reporting and human resources in an effort to mitigate future risks of potential misstatements. The former Chairman of the Board, Chief Executive Officer and Chief Accounting Officer declined to participate in such review procedures.  The Company will utilize the review findings to further develop, implement and document sound internal controls and procedures surrounding the financial reporting and human resource processes.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers who served during the fiscal year ended December 31, 2016 and through April 17, 2017:

Name	Age	Title

John D. Maatta	65	Chief Executive Officer, President, and Director

Paul L. Kessler	56	Executive Chairman

Randall S. Malinoff	57	Chief Operating Officer

Greg Suess	44	Director

Jordan Schur[1]	52	Director

Michael Breen[2]	54	Director

Vadim Mats[3]	33	Former Director

John M. Macaluso[4]	60	Former Chief Executive Officer, President, and Director

Kenneth Shamus[5]	46	Former Director

(1)	Mr. Breen joined the Board as a Director on March 29, 2017.

(2)	Mr. Schur joined the Board as a Director on March 29, 2017.

(3)	Mr. Mats resigned as a Director on March 23, 2017.

(4)	Mr. Macaluso served as the Chairman of the Board through February 5, 2016. From February 5, 2016 through April 19, 2016 Mr. Macaluso served as Chief Executive Officer, President and a director of the Company. On April 19, 2016 he resigned as a Director and from all positions he held with the Company.

(5)	Mr. Shamus resigned as a Director on October 27, 2016.

John D. Maatta, age 65, Chief Executive Officer, President and Director

John D. Maatta has been a member of the Board since May 25, 2011, serving as Chairman of the Board from February 5, 2016 through April 22, 2016 and Mr. Maatta has served as the Company’s Chief Executive Officer and President since May 3, 2016. Formerly, Mr. Maatta was engaged in the practice of law. Mr. Maatta also served as EVP of The CW Television Network, prior to which he was the Chief Operating Officer of The CW Network, which is America’s fifth broadcast network and a network that focuses substantially on targeting young adults between the ages of 18 and 34. From September 2005 through September 2006, Mr. Maatta served as the Chief Operating Officer of The WB, a Warner Bros. television network (“The WB”), where he had direct oversight of all business and operations departments, such as business affairs, finance, network distribution (which included The WB 100+ station group), technology, legal, research, network operations, broadcast standards and human resources. While Chief Operating Officer at The WB, Mr. Maatta also served as The WB’s General Counsel. Mr. Maatta is currently a director of Trader Vic’s, Inc., a Polynesian-style restaurant chain, a position he has held since 1998. Mr. Maatta received a Bachelor of Arts in Government from the University of San Francisco in 1974, and a Juris Doctorate from the University of California, Hastings College of the Law, in 1977. Between 2013 and 2016 Mr. Maatta served as the President of UNICEF for the Southern California region, and is a current member of the UNICEF Southern California Board and the Chairman of the UNICEF Chinese Children’s Initiative. Mr. Maatta is also a member of the Southern California Board of the Asia Society.

The Board believes that Mr. Maatta’s experience with operating companies in the entertainment industry and his contacts in the industry are important factor in the Company’s growth as a digital entertainment and event company.

Paul L. Kessler, age 56, Executive Chairman

Paul L. Kessler was appointed as Executive Chairman of the Company on December 29, 2016. Mr. Kessler combines over 25 years of experience as an investor, financier and venture capitalist. In 2000, Mr. Kessler founded Bristol Capital Advisors, LLC, a Los Angeles based investment advisor, and has served as the Principal and Portfolio Manager from 2000 through the present. Mr. Kessler has broad experience in operating, financing, capital formation, negotiating, structuring and re-structuring investment transactions. He is involved in all aspects of the investment process including identification and engagement of portfolio companies. His investment experience encompasses both public and private companies. Mr. Kessler has actively worked with executives and boards of companies on corporate governance and oversight, strategic repositioning and alignment of interests with shareholders.

The Board believes that Mr. Kessler’s extensive experience in matters including capital formation, corporate finance, investment banking, founder, owner, operator of successful companies, corporate governance, as well as his understanding of capital markets, will provide a significant contribution to the growth of the Company.

Randall S. Malinoff, age 57, Chief Operating Officer

Mr. Randall S. Malinoff was appointed Interim Chief Operating Officer of the Company effective as of March 2, 2016 and appointed Executive Vice President and Chief Operating Officer on July 14, 2016. Mr. Malinoff combines over 20 years of experience in the entertainment industry as a marketing and digital executive. From 2009 through 2014, Mr. Malinoff was the Vice President and Head of Direct to Consumer Ecommerce for Universal Music Group, Inc., a company in the entertainment industry. From 2000 to 2008, he was Senior Vice President of Digital Marketing for Universal Studios, Inc., a company involved in movies and home entertainment. From 1996 to 2000, Mr. Malinoff served as the Executive Vice President and General Manager of Ktel Music, Inc., a recorded music and publishing company.

The Board believes that Mr. Malinoff’s combination of experience, leadership and innovation in the entertainment industry in key areas of digital marketing, operations, publicity, strategy and his skill in developing and nurturing strategic partnerships launching new business initiatives will help grow the Company.

Greg Suess, age 44, Director

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

Michael Breen, age 54, Director

Mr. Breen is an English qualified solicitor and was the Managing Director of the Sports and Entertainment Division of Bank Insinger de Beaufort N.V., a wealth management organization and part of the BNP Paribas Group, one of the world's largest banks. Mr. Breen was an equity partner with the law firm Clyde & Co, where he specialized in all aspects of sports and entertainment law. Mr. Breen also has extensive experience in event based entertainment, having been responsible for the legal documentation relating to the world-famous UK music awards known as the Brit Awards. Mr. Breen holds an Honours LLB degree in law from the University College of Wales, Aberystwyth.

The Board believes Mr. Breen’s extensive experience in the entertainment industry will allow him to provide a significant contribution to the Company’s growth.

Jordan Schur, age 52, Director

Mr. Schur is a veteran of the music and film industries. In 1994, Mr. Schur created Flip Records, a record label that sold over seventy million records. In 1999, Mr. Schur was appointed President of Geffen Records at Universal Music Group, where he merged the original Geffen Records with MCA Records and DreamWorks Records. The expanded company went on to become a market leader, generating over Two Billion Dollars in sales. In 2006, Mr. Schur left Geffen and founded Suretone Records which drove several artists to number one on itunes and soundscan in the U.S. and around the world. Mr. Schur entered the film industry in 2008, founding Mimran Schur Pictures and going on to become a successful film producer. In 2012, Mr. Schur founded Suretone Pictures, where he released several notable films. In 2014, Mr. Schur, in partnership with Cinsay, created and launched Suretone Live, the world’s first syndicatable e-commerce and social media driven film, television, and music content destination.

The Board believes Mr. Schur’s extensive experience in the music and film industry will allow him to provide a significant contribution to the Company’s growth.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers. Former director Kenneth Shamus is part of the family that owns Kicking the Can LLC, 4 Brothers LLC, It’s All Normal, LLC and Pivot Media LLC.

Board Meetings and Annual Meeting Attendance

The Board met approximately thirteen times and twice solely in executive session during fiscal year ended December 31, 2016. No director attended less than 100% of the meetings held while such director was serving on the Board. Additionally, the Board acted approximately two times by unanimous written consent in lieu of a meeting during 2016.

Committees of the Board of Directors

Our Board currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

On March 17, 2013, the Board authorized the creation of an Audit Committee. Currently, the Audit Committee is not comprised of any members as its former members have departed from the Board or resigned from their position on the Audit Committee upon accepting positions as officers of the Company. The Audit Committee’s functions include: selecting our independent registered public accountants; reviewing the results and scope of the audit and other services provided by our independent registered public accountants; reviewing our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommending, establishing and monitoring the Company’s disclosure controls and procedures. The Audit Committee held approximately three meetings in 2016. The Company intends to appoint members to the Audit Committee in 2017.

Compensation Committee

On March 17, 2013, the Board authorized the creation of a Compensation Committee. Currently, Mr. Suess serves as the sole member of the Compensation Committee. The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans. The Compensation Committee held approximately three meetings in 2016. The Company intends to appoint additional members to the Compensation Committee in 2017.

Nominating and Corporate Governance Committee

On March 13, 2014, the Board authorized the creation of a Nominating and Corporate Governance Committee. Currently, Mr. Suess serves as the sole member of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews and provides oversight with regard to the Company’s corporate governance related policies and procedures and also recommends nominees to the Board and committees of the Board, develops and recommends to the Board corporate governance principles, and oversees the evaluation of the Board and management. The Nominating and Corporate Governance Committee held approximately one meeting in 2016. The Company intends to appoint additional members to the Nominating and Corporate Governance Committee in 2017.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2016, were timely.

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

Item 11. Executive Compensation.

2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John D. Maatta (1)	2016	$165,277	$-	$-	$121,953	$-	$-	$-	$287,230
Chief Executive Officer	2015	$-	$-	$-	$-	$-	$-	$-	$-
Director	2014	$-	$-	$-	$-	$-	$-	$-	$-
Paul L. Kessler (2)	2016	$-	$-	$-	$-	$-	$-	$-	$-
Executive Chairman	2015	$-	$-	$-	$-	$-	$-	$-	$-
	2014	$-	$-	$-	$-	$-	$-	$-	$-
Randall S. Malinoff (3)	2016	$168,462	$-	$-	$65,613	$-	$-	$-	$234,075
Chief Operating Officer	2015	$-	$-	$-	$-	$-	$-	$-	$-
	2014	$-	$-	$-	$-	$-	$-	$-	$-
John M. Macaluso	2016	$163,605	$-	$-	251,326	$-	$-	$-	$414,931
Former Chief Executive Officer (4)(5)	2015	$500,000	$570,832	$-	$888,113	$-	$-	$14,400	$1,973,345
	2014	$326,667	$466,988	$-	$541,505	$-	$-	$10,400	$1,345,560

(1)	Mr. Maatta was appointed as the Company Chief Executive Officer effective May 3, 2016. Mr. Maatta served as the Company’s non-executive Chairman from February 5, 2016 through April 22, 2016.

(2)	Mr. Kessler served as the Company’s non-executive Chairman from April 22, 2016 through December 29, 2016. On December 29, 2016, Mr. Kessler was appointed as Executive Chairman. Mr. Kessler serves as Executive Chairman pursuant to a consulting agreement between Bristol Capital, LLC and the Company.

(3)	Mr. Malinoff was appointed as the Company’s Interim Chief Operating Officer effective as of March 2, 2016 and appointed Executive Vice President and Chief Operating Officer on July 14, 2016.

(4)	Mr. Macaluso served as the Company’s Chief Executive Officer from March 19, 2012 through April 19, 2016, when he resigned. On October 10, 2012, Mr. Macaluso was appointed as the Company’s Chairman of the Board and served in such capacity until February 5, 2016 when he resigned as Chairman of the Board, but remained a Director until his resignation as a Director on April 19, 2016.

(5)	The Company used a credit card in the name of Mr. Macaluso for certain business expenses. This practice may have resulted in Mr. Macaluso receiving points or rewards under the terms of the credit card provider’s agreement with Mr. Macaluso, even though the Company makes all payments related to such expenses. The Board is evaluating such practices.

Employment Agreement with John D. Maatta

In connection with the appointment of John D. Maatta as the President and Chief Executive Officer of the Company, the Company and Mr. Maatta entered into an employment agreement, dated as of July 15, 2016 but effective as of May 3, 2016 (the “Maatta Employment Agreement”). The initial term of the Maatta Employment Agreement is for a period of two (2) years, commencing on May 3, 2016 (the “Maatta Initial Term”). The term of the Maatta Employment Agreement will be automatically extended for additional terms of one (1) year each (each (1) year extension together with the Maatta Initial Term, the “Maatta Agreement Term”), unless either the Company or Mr. Maatta gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current Maatta Agreement Term.

During the Term, the Company will pay Mr. Maatta an annual base salary of $250,000. In addition, Maatta may receive an annual bonus as determined by the Compensation Committee of the Board and approved by the Board. In December of 2016 Mr. Maatta declined acceptance of any cash bonus.

As additional consideration for entering into the Maatta Employment Agreement, Mr. Matta received the following:

(i) 100,000 options to purchase shares of the Company’s common stock, such options vesting immediately and expiring May 3, 2021, at an exercise price of $0.50 per share;

(ii) 100,000 options to purchase shares of the Company’s common stock, such options vesting on September 30, 2016 and expiring May 3, 2021, at an exercise price of $0.50 per share;

(iii) 100,000 options to purchase shares of the Company’s common stock, such options vesting on December 31, 2016 and expiring May 3, 2021, at an exercise price of $0.50 per share;

(iv) 100,000 options to purchase shares of the Company’s common stock, such options vesting on March 31, 2017 and expiring May 3, 2021, at an exercise price of $0.55 per share;

(v) 100,000 options to purchase shares of the Company’s common stock, such options vesting on June 30, 2017 and expiring May 3, 2021, at an exercise price of $0.55 per share;

(vi) 100,000 options to purchase shares of the Company’s common stock, such options vesting on September 30, 2017 and expiring May 3, 2021, at an exercise price of $0.55 per share;

(vii) 100,000 options to purchase shares of the Company’s common stock, such options vesting on December 31, 2017 and expiring May 3, 2021, at an exercise price of $0.60 per share;

(viii) 100,000 options to purchase shares of the Company’s common stock, such options vesting on March 31, 2018 and expiring May 3, 2021, at an exercise price of $0.60 per share; and

(ix) 300,000 options to purchase shares of the Company’s common stock, such options vesting upon a Change in Control (as defined in the Maatta Employment Agreement) during the term of the Maatta Employment Agreement, at an exercise price of $0.50 per share.

The options will vest immediately upon a “Change in Control” as defined in the Maatta Employment Agreement.

Employment Agreements with Randall S. Malinoff

Effective as of March 2, 2016, the Company entered into an employment agreement (the “Interim Employment Agreement”) with Randall S. Malinoff in connection with his appointment as the Company’s Interim Chief Operating Officer. The initial term of such agreement is for ninety (90) days from the date of execution but may be extended by mutual agreement for successive ninety (90) day periods. The Company shall pay Mr. Malinoff an annual base salary of $150,000.

Effective July 14, 2016 Mr. Malinoff was appointed as Executive Vice President and Chief Operating Officer of the Company. In connection with such appointment, the Company and Mr. Malinoff entered into an employment agreement, dated as of November 8, 2016, but effective as of July 14, 2016 (the “Malinoff Employment Agreement”). The Malinoff Employment Agreement replaced the Interim Employment Agreement. The initial term of the Malinoff Employment Agreement is for a period of two (2) years, commencing on July 14, 2016 (the “Malinoff Initial Term”). The term of the Malinoff Employment Agreement will be automatically extended for additional terms of one (1) year each (each one year extension together with the Malinoff Initial Term, the “Malinoff Agreement Term”), unless either the Company or Mr. Malinoff gives prior written notice of non-renewal to the other party no later than sixty (60) days prior to the expiration of the then current Malinoff Employment Term.

During the Malinoff Employment Term, the Company will pay Mr. Malinoff an annual base salary of $225,000. In addition, Mr. Malinoff may receive an annual bonus at the discretion of the Compensation Committee of the Board and subject to approval by the Board.

As additional consideration for entering into the Malinoff Employment Agreement, Mr. Malinoff received the following:

(i) 75,000 options to purchase shares of the Company’s common stock, such options vesting on November 8, 2016 and expiring July 14, 2021, at an exercise price of $0.50 per share;

(ii) 75,000 options to purchase shares of the Company’s common stock, such options vesting on December 31, 2016 and expiring July 14, 2021, at an exercise price of $0.50 per share;

(iii) 75,000 options to purchase shares of the Company’s common stock, such options vesting on March 31, 2017 and expiring July 14, 2021, at an exercise price of $0.55 per share;

(iv) 75,000 options to purchase shares of the Company’s common stock, such options vesting on June 30, 2017 and expiring July 14, 2021, at an exercise price of $0.55 per share;

(v) 75,000 options to purchase shares of the Company’s common stock, such options vesting on September 30, 2017 and expiring July 14, 2021, at an exercise price of $0.55 per share;

(vi) 75,000 options to purchase shares of the Company’s common stock, such options vesting on December 31, 2017 and expiring July 14, 2021, at an exercise price of $0.60 per share;

(vii) 75,000 options to purchase shares of the Company’s common stock, such options vesting on March 31, 2018 and expiring July 14, 2021, at an exercise price of $0.60 per share; and

(viii) 75,000 options to purchase shares of the Company’s common stock, such options vesting on June 30, 2018 and expiring July 14, 2021, at an exercise price of $0.60 per share.

The options will vest immediately upon a “Change in Control” as defined in the Malinoff Employment Agreement.

Consulting Agreements

Bristol Capital, LLC – related party

On December 29, 2016, the Company, entered into a Consulting Services Agreement (the “Bristol Consulting Agreement”) with Bristol Capital, LLC, a Delaware limited liability company managed by Paul L. Kessler, the then non-executive Chairman of the Company. Pursuant to the Bristol Consulting Agreement, Mr. Kessler will serve as Executive Chairman of the Company. The initial term of the Bristol Consulting Agreement is from December 29, 2016 through March 28, 2017 (the “Initial Bristol Consulting Term”). The term of the Bristol Consulting Agreement will be automatically extended for additional terms of 90 day periods each (each additional term together with the Initial Bristol Consulting Term, the “Bristol Consulting Term”), unless either the Company or Bristol Capital, LLC gives prior written notice of non-renewal to the other party no later than thirty (30) days prior to the expiration of the then current Bristol Consulting Term.

During the Bristol Consulting Term, the Company will pay Bristol Capital, LLC a monthly fee (the “Monthly Fee”) of $18,750. For services rendered by Bristol Capital, LLC prior to entering into the Bristol Consulting Agreement, the Company will pay Bristol Capital, LLC the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol Capital, LLC may also receive an annual bonus as determined by the Compensation Committee of the Board and approved by the Board.

In addition, the Company will grant to Bristol Capital, LLC options to purchase up to an aggregate of 600,000 shares of the Company’s common stock, par value $0.0001 per share, in accordance with the following vesting schedule and at the applicable exercise prices therein:

(i) 75,000 options to purchase shares of the Company’s common stock, such options vesting upon the Effective Date and expiring on December 29, 2021, at an exercise price of $0.50 per share;

(ii) 75,000 options to purchase shares of the Company’s common stock, such options vesting on December 31, 2016 and expiring on December 29, 2021, at an exercise price of $0.50 per share;

(iii) 75,000 options to purchase shares of the Company’s common stock, such options vesting on March 31, 2017 and expiring on December 29, 2021, at an exercise price of $0.55 per share;

(iv) 75,000 options to purchase shares of the Company’s common stock, such options vesting on June 30, 2017 and expiring on December 29, 2021, at an exercise price of $0.55 per share;

(v) 75,000 options to purchase shares of the Company’s common stock, such options vesting on September 30, 2017 and expiring on December 29, 2021, at an exercise price of $0.55 per share;

(vi) 75,000 options to purchase shares of the Company’s common stock, such options vesting on December 31, 2017 and expiring on December 29, 2021, at an exercise price of $0.60 per share;

(vii) 75,000 options to purchase shares of the Company’s common stock, such options vesting on March 31, 2018 and expiring on December 29, 2021, at an exercise price of $0.60 per share; and

(viii) 75,000 options to purchase shares of the Company’s common stock, such options vesting on June 30, 2018 and expiring on December 29, 2021, at an exercise price of $0.60 per share.

Outstanding Equity Awards

2016 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS								STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)		Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

John D. Maatta Chief Executive Officer and1 President	200,000	600,000	600,000		$0.55	5/11/21	-	-	-	-

Paul L. Kessler Executive Chairman	150,000	450,000	450,000		$0.55	12/29/21	-	-	-	-

Randall S Malinoff, Executive Vice President and Chief Operating Officer	150,000	450,000	450,000		$0.56	11/8/21	-	-	-	-

John M. Macaluso Former Chief Executive Officer and Former Chairman	-	-	-	$			-	-	-	-

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2016.

						Non-Equity
Name						Incentive
And				Stock	Option	Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Paul L. Kessler Executive Chairman[1]	2016	$12,250	$-	$-	$57,406	$-	$-	$69,656

John D. Maatta Director[2]	2016	$6,750	$-	$-	$57,406	$-	$-	$64,156

Greg Suess Director	2016	$14,500	$-	$-	$57,406	$-	$-	$71,906

Vadim Mats Former Director[3]	2016	$16,250	$-	$-	$57,406	$-	$-	$73,656

Kenneth Shamus Former Director[4]	2016	$11,250	$-	$-	$57,406	$-	$-	$68,656

John M. Macaluso Former Director[5]	2016	$-	$-	$-	$-	$-	$-	$-

(1)	On April 22, 2016, the Board appointed Mr. Paul L. Kessler as non-executive Chairman of the Board. On December 29, 2016, Mr. Kessler was appointed as Executive Chairman of the Board. Mr. Kessler serves as Executive Chairman pursuant to a consulting agreement between the Company and Bristol Capital, LLC, a Delaware limited liability company managed by Mr. Kessler.

(2)	On February 5, 2016, the Board appointed Mr. John Maatta as the non-executive Chairman of the Board. On April 22, 2016, Mr. Maatta resigned as non-executive Chairman of the Board and continued to serve as a director.

(3)	On March 23, 2017 Mr. Mats Resigned from the Board.

(4)	On October 27, 2016 Mr. Shamus Resigned from the Board.

(5)	On February 5, 2016, the Board appointed Mr. Maatta as the Chairman of the Board. Mr. Macaluso continued to serve as a director through April 19, 2016 when he resigned from the Board.

Director Agreements

The Company has entered into director agreements with each of its directors except Mr. Schur and Mr. Breen. The Company plans to enter into director Agreements with Mr. Schur and Mr. Breen in the near future. Each director agreement commences on the date that the respective director was appointed a member of the Board and continues through the Company’s next annual stockholders’ meeting, unless automatically renewed at the option of the Board on such date that such director is re-elected to the Board. Pursuant to the director agreements entered into with our directors, each director is granted a non-qualified option to purchase up to 150,000 shares of the Company’s common stock. Mr. Mats’ director agreement provided for a quarterly issuance of 10,000 shares of restricted common stock. On April 11, 2012, Mr. Mats waived his right to receive the stock award granted to him under his director agreement going forward. On May 9, 2011, Mr. Mats was granted a non-qualified option to purchase 150,000 shares of the Company’s common stock.

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

On May 5, 2014, the Board approved the granting to each of the five then non-employee members of the Board on May 9, 2014, a non-qualified stock option to purchase up to three hundred thousand (300,000) shares of the Company’s common stock at an exercise price of $0.64 per share. Such options expire five years from the date of issuance and shall vest in equal amounts over a period of three (3) years at the rate of twenty-five thousand (25,000) shares per fiscal quarter at the end of such quarter, commencing in the quarter ended June 30, 2014, and pro-rated for the number of days each non-employee member of the Board serves on the Board during such fiscal quarter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of April 17, 2017, there were 68,535,036 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth information as of April 17, 2017, with respect to the beneficial ownership of our common stock by (i) each of our officers and directors, (ii) our officers and directors as a group and (iii) each person known by us to beneficially own five percent (5%) or more of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of Wizard World, Inc., 662 N. Sepulveda Blvd., Suite 300, Los Angeles, CA 90049.

Title of Class	Name of Beneficial Owner (1)(2)	Number of Shares		Percent of Class (3)

Common	John D. Maatta, Chief Executive Officer, President, Director	500,000	(4)	* %
Common	Paul L. Kessler, Executive Chairman	80,518,370	(5)	77%
Common	Randall S. Malinoff, Executive Vice President and Chief Operating Officer	225,000	(6)	* %
Common	Greg Suess, Director	385,053	(7)	* %
Common	Jordan Schur, Director	-		0%
Common	Michael Breen, Director	-		0%
Common	All officers and directors as a group (6 persons)	82,528,423		78%

* denotes less than 1%

(1)	Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities. Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.

(2)	Former directors Mr. Mats (resigned from the Board on March 23, 2017), Mr. Kenneth Shamus (resigned from the Board on October 27, 2016), and Mr. Macaluso (resigned from the Board on April 19, 2016) are not included in this table because they are not presently directors and do not beneficially own five percent (5%) or more of the Company’s common stock.

(3)	Based on 68,535,036 shares of common stock issued and outstanding as of April 13, 2016.

(4)	This total includes shares issuable upon exercise of an option for 1,100,000 shares of common stock, of which approximately 500,000 have vested.

(5)	The total consists of: (i) 44,878,792 shares owned by Bristol Investment Fund, Ltd., a Cayman Islands exempted company managed by Bristol Capital Advisors LLC, a Delaware limited liability company, of which Mr. Kessler, as the manager of Bristol Capital, acting alone, has voting and dispositive power over the shares beneficially owned and (ii) 550,000 shares owned by Bristol Capital Pension and Profit Sharing, of which Mr. Kessler, acting alone, has voting and dispositive power over the shares beneficially owned. This total includes shares issuable upon exercise of an option for 450,000 shares of common stock, of which approximately 450,000 have vested. This total includes shares issuable upon exercise of a warrant for 16,666,667 shares of common stock, of which approximately 16,666,667 have vested. This total includes shares issuable upon exercise of a convertible note for 16,666,667 shares of common stock, of which approximately 16,666,667 have vested.

(6)	This total includes shares issuable upon exercise of an option for 600,000 shares of common stock, of which approximately 225,000 have vested.

(7)	This total includes shares issuable upon exercise of an option for 300,000 shares of common stock, of which approximately 300,000 have vested.

Stock Option Issuances Under the 2011 Incentive Compensation and Award Plan

Option Grants

On May 9, 2011, as subsequently amended on September 14, 2011, April 11, 2012, July 9, 2012 and September 25, 2014, we adopted the 2011 Incentive Stock and Award Plan, which was authorized and approved by the Board, and have granted to all directors, options to purchase our common stock pursuant to the terms of their employment, consulting and/or director agreements.

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

Stock Option Issuances Under the 2016 Incentive Compensation and Award Plan

Option Grants

On August 12, 2016, Board unanimously approved, authorized and adopted (subject to stockholder approval) the 2016 Incentive Stock and Award Plan (the “2016 Plan”) to replace the expired Third Amended and Restated 2011 Incentive Stock and Award Plan. The 2016 Plan provides for the issuance of up to 5,000,000 shares of the Company’s common stock through the grant of nonqualified options, incentive options and restricted stock to the Company’s directors, officers, consultants, attorneys, advisors and employees.

On July 15, 2016, in conjunction with the Maatta Employment Agreement, the Company granted to Mr. Maatta 800,000 options to purchase shares of the Company’s common stock, par value $0.0001 per share which shall vest quarterly over the period beginning on July 15, 2016 and ending May 3, 2021, at an exercise price range of $0.50 to $0.60 per share.

On November 8, 2016, in conjunction with the Malinoff Employment Agreement, the Company granted to Mr. Malinoff 600,000 options to purchase shares of the Company’s common stock, par value $0.0001 per share which shall vest quarterly over the period beginning on November 8, 2016 and ending July 14, 2021, at an exercise price range of $0.50 to $0.60 per share.

On December 29, 2016, in conjunction with the Bristol Consulting Agreement, the Company granted to Bristol 600,000 options to purchase shares of the Company’s common stock, par value $0.0001 per share which shall vest quarterly over the period beginning on December 29, 2016 and ending December 29, 2021, at an exercise price range of $0.50 to $0.60 per share.

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

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC, an entity Controlled by the Company’s Executive Chairman. The term of the Sublease is for 5 years and 3 months, beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the sublease. The Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $181,796 remains as of December 31, 2016.

Effective December 1, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Bristol Investment Fund, Ltd., an entity controlled by the Executive Chairman of the Company (at the time of Purchase Agreement, Mr. Kessler served as the non-executive Chairman of the Company), for the sale of the Company’s securities, comprised of (i) $2,500,000 of convertible debentures convertible at a price of $0.15 per share (the “Debenture”), (ii) warrants (the “Series A Warrants”) to acquire 16,666,667 shares of the Company’s common stock, at an exercise price of $0.15 per share (the “Series A Initial Exercise Price”), and (iii) warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to acquire 16,666,650 shares of the Company’s common stock at an exercise price of $0.0001 per share (the “Series B Initial Exercise Price”). As a condition to Bristol Investment Fund, Ltd. entering into the Purchase Agreement, the Company entered into a Security Agreement (the “Security Agreement”) in favor of Bristol Investment Fund, Ltd., granting a security interest in substantially all of the property of the Company, whether presently owned or existing or hereafter acquired or coming into existence, including but not limited to, its ownership interests in its subsidiaries, to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debenture.

The Company received $2,500,000 in cash from the offering of the securities. The net proceeds of the offering, approximately $2,475,000, will be used by the Company for working capital purposes.

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

As of April 17, 2016, the Board determined that the following directors are independent under these standards:

Greg Suess, Jordan Schur, and Michael Breen.

The Company has a standing Compensation Committee, a standing Audit Committee and a standing Nominating and Corporate Governance Committee. As of April 17, 2016, the Board has determined that Mr. Suess, sole member of the Compensation Committee and Nominating and Corporate Governance Committee, is an independent director.

Item 14. Principal Accountant Fees and Services.

Audit Fees

(a) The aggregate fees billed by Li & Company for the audit of the Company’s financial statements for the fiscal year ended December 31, 2016 and December 31, 2015 were $0 and $32,500.

The Company’s current independent registered public accounting firm, Rosenberg Rich Baker Berman & Company (“RRBB”), was engaged on February 16, 2016. The aggregate fees billed by RRBB for the audit of the Company’s financial statements for the fiscal year ended December 31, 2016 and 2015 were $42,000 and $48,000.

Audit Related Fees

(b) Li & Company did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2016 and 2015.

RRBB did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2016 and 2015.

Tax Fees

(c) The aggregate fees billed by Li & Company for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2016 and $0 for the fiscal year ended December 31, 2015.

The aggregate fees billed by RRBB for tax compliance, advice and planning were $10,575 for the fiscal year ended December 31, 2016 and $14,000 for the fiscal year ended December 31, 2015.

All Other Fees

(d) Li & Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2016 and 2015, respectively.

RRBB did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2016 and 2015, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Purchase and Share Exchange Agreement, dated November 5, 2010, by and among GoEnergy, Inc., Strato Malamas, an individual and the majority stockholder of GoEnergy, Inc., Kick the Can Corp., a Nevada corporation, Kicking the Can, L.L.C., a Delaware limited liability company and the majority shareholder of Kick the Can Corp., and certain shareholders of Kick the Can Corp. that are signatories thereto (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2010).

3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).

3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).

3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).

3.10	First Amendment to the Bylaws of Wizard World, Inc. (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2016).

4.1	Form of 2011 Series A Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

4.2	Form of Convertible Promissory Note, dated August 19, 2011 (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2011).

4.3	Form of Series A Common Stock Purchase Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

4.4	Form of Senior Convertible Debenture (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.1	Director Agreement, dated January 18, 2011, by and between GoEnergy, Inc. and Vadim Mats (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2011).

10.2	Director Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.3	Consultant Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.4	Form of 2011 Series A Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

10.5	Director Agreement, dated May 9, 2011, by between Wizard World, Inc. and Greg Suess (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2011).

10.6	2011 Stock Incentive and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011)

10.7	Amendment to the 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2011).

10.8	2011 Amended and Restated Stock Incentive and Award Plan. (as filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.9	Form of Non-Qualified Stock Option Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.10	Director Agreement, dated May 13, 2011, by and between Wizard World, Inc. and John M. Macaluso (as filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.11	Director Agreement, dated May 25, 2011, by and between Wizard World, Inc. and John Maatta (as filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.12	Employment Agreement, dated May 25, 2011, by and between Wizard World, Inc. and Gareb Shamus (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2011).

10.13	Form of Subscription Agreement, dated August 19, 2011 (as filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.14	Office Service Agreement, dated January 18, 2011, by and between Kick the Can Corp. and NYC Office Suites (as filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.15	Internet Domain Name Assignment Agreement, dated January 2011, by and between Gareb Shamus Enterprises, Inc. and Kick the Can Corp. (as filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).
10.16	Mid-Ohio Acquisition Agreement, dated November 13, 2010, by and between Kicking the Can L.L.C and GCX Holdings LLC (as filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 16, 2011).

10.17	Form of Senior Convertible Debenture, dated December 6, 2011 (as filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.18	Subscription Agreement, dated December 21, 2011, by and between the Company and the Michael Mathews 2011 Children’s GRAT (as filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.19	Consultant Agreement, dated March 23, 2011, between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

10.20	Employment Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.21	Option Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.22	Indemnification Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.23	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.24	Second Amended and Restated 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2012).

10.25	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.26	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.27	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.28	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.29	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.30	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.31	Form of Commercial Real Estate Lease by and between Bristol Capital, LLC and 225 California Street, LLC, as lessors, and Wizard World, Inc., as lessee (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013).

10.32	Amended and Restated Employment Agreement, dated September 16, 2014, by and between Wizard World, Inc. and John Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2014)

10.33	2011 Third Amended and Restated Stock Incentive and Award Plan. (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2014)

10.34	Amended and Restated Operating Agreement of CON TV, LLC, by and among Wizard World, Inc., Cinedigm Entertainment Corp., ROAR, LLC and Bristol Capital, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2015)

10.35	Amended and Restated License Agreement by and between Wizard World, Inc. and CON TV, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2015)

10.36	Amended and Restated Services Agreement by and between Wizard World, Inc. and CON TV, LLC (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2015)

10.37	Employment Agreement by and between Wizard World, Inc. and Randy Malinoff, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2016)

10.38	Employment Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016)

10.39	Non-Compete, Non-Solicitation and Non-Disclosure Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016)

10.40	Indemnification Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016)

10.41	Option Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016)

10.42	Employment Agreement, dated November 8, 2016, by and between Wizard World, Inc. and Randall S. Malinoff (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2016)

10.43	Non-Compete, Non-Solicitation and Non-Disclosure Agreement, dated November 8, 2016, by and between Wizard World, Inc. and Randall S. Malinoff (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2016)

10.44	Indemnification Agreement, dated November 8, 2016, by and between Wizard World, Inc. and Randall S. Malinoff (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2016)

10.45	Non-Qualified Stock Option Agreement, dated November 8, 2016, by and between Wizard World, Inc. and Randall S. Malinoff (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2016)

10.45	Form of Securities Purchase Agreement by and between Wizard World, Inc. and Bristol Investment Fund, Ltd. (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2016)

10.46	Form of 12% Senior Secured Convertible Debenture issued by Wizard World, Inc., in favor of Bristol Investment Fund, Ltd. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2016)

10.47	Form of Warrant issued by Wizard World, Inc. to Bristol Investment Fund, Ltd. (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2016)

10.48	Security Agreement by and between Wizard World, Inc. (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2016)

10.49	Consulting Services Agreement by and between Wizard World, Inc. and Bristol Capital, LLC (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2017)

21.1	Subsidiaries*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: April 17, 2017	By:	/s/ John M. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Maatta	Chief Executive Officer, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director	April 17, 2017
John D. Maatta

/s/ Paul L. Kessler	Executive Chairman	April 17, 2017
Paul L. Kessler

/s/ Greg Suess	Director	April 17, 2017
Greg Suess

/s/ Jordan Schur	Director	April 17, 2017
Jordan Schur

/s/ Michael Breen	Director	April 17, 2017
Michael Breen

Wizard World, Inc.

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Wizard World, Inc.

We have audited the accompanying consolidated balance sheets of Wizard World, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016 and 2015. Wizard World, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wizard World, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg, Rich, Baker, Berman & Company

Somerset NJ

April 17, 2017

Wizard World, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets

Current Assets
Cash and cash equivalents	$4,401,217	$4,723,699
Accounts receivable, net	187,819	407,142
Inventory	-	39,552
Prepaid convention expenses	704,711	990,401
Prepaid insurance	96,076	37,654
Prepaid rent – related party	181,796	-
Prepaid taxes	13,984	293,984
Other prepaid expenses	13,666	7,210
Total Current Assets	5,599,279	6,499,642

Property and equipment, net	215,948	250,786

Security deposit	19,912	21,066

Total Assets	$5,835,129	$6,771,494

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$937,773	$1,577,439
Unearned revenue	1,574,938	3,731,498
Due to CONtv joint venture	224,241	111,741

Total Current Liabilities	2,736,952	5,420,678

Non-current Liabilities:
Convertible promissory note - related party, net	1,456	-
Derivative liabilities - related party	6,498,737	-

Total Non-current Liabilities	6,500,193	-

Total Liabilities	9,237,145	5,420,678

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted		-
Common stock par value $0.0001: 80,000,000 shares authorized; 68,535,036 and 51,368,386 shares issued and outstanding, respectively	6,855	5,138
Additional paid-in capital	21,132,386	17,341,268
Accumulated deficit	(24,529,440)	(16,013,296)
Non-controlling interest	(11,817)	17,706
Total Stockholders’ Equity (Deficit)	(3,402,016)	1,350,816

Total Liabilities and Stockholders’ Equity (Deficit)	$5,835,129	$6,771,494

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2016	December 31, 2015

Revenues
Convention	$21,994,433	$22,905,636
ConBox	707,101	1,120,535

Total revenues	22,701,534	24,026,171

Cost of revenues
Cost of revenue	16,002,088	18,760,031
Write-off of obsolete inventory	164,903	-

Total cost of revenues	16,166,991	18,760,031

Gross margin	6,534,543	5,266,140

Operating expenses
Compensation	4,468,149	5,396,798
Consulting fees	687,054	625,111
General and administrative	2,561,586	2,126,059

Total operating expenses	7,716,789	8,147,968

Loss from operations	(1,182,246)	(2,881,828)

Other expenses
Interest expense	(26,676)	(2,909)
Loss on disposal of equipment	(36,876)	-
Change in fair value of derivative liabilities	(1,829,709)	-
Derivative expense	(5,110,879)	-
Loss on investment	-	(24,997)
Loss on CONtv joint venture	(262,500)	(1,324,727)

Total other expenses	(7,266,640)	(1,352,633)

Loss before income tax provision	(8,448,886)	(4,234,461)

Income tax provision	-	-

Net loss	(8,448,886)	(4,234,461)

Net income attributable to non-controlling interests	67,258	17,706

Net loss attributable to common stockholders	$(8,516,144)	$(4,252,167)

Loss per share - basic and diluted	$(0.16)	$(0.08)

Weighted average common shares outstanding – basic and diluted	52,775,488	51,363,920

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2016 and 2015

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)

Balance - December 31, 2014	-	$-	51,358,386	$5,137	$16,021,400	$(11,761,129)	$-	$4,265,408

Share-based compensation	-	-	-	-	1,315,869	-	-	1,315,869

Shares issued upon exercise of options	-	-	10,000	1	3,999	-	-	4,000

Net (loss) income	-	-	-	-	-	(4,252,167)	17,706	(4,234,461)

Balance - December 31, 2015	-	-	51,368,386	5,138	17,341,268	(16,013,296)	17,706	1,350,816

Share-based compensation	-	-	-	-	777,536	-	-	777,536

Shares issued as debt discount	-	-	500,000	50	84,950	-	-	85,000

Exercise of warrants	-	-	16,666,650	1,667	-	-	-	1,667

Extinguishment of derivative liability from exercise of warrants	-	-	-	-	2,831,851	-	-	2,831,851

Acquisition of controlling interest of ConBox	-	-	-	-	96,781	-	(96,781)	-

Net (loss) income	-	-	-	-	-	(8,516,144)	67,258	(8,448,886)

Balance - December 31, 2016	-	$-	68,535,036	$6,855	$21,132,386	$(24,529,440)	$(11,817)	$(3,402,016)

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2016	December 31, 2015

Cash Flows From Operating Activities:
Net loss	$(8,448,886)	$(4,234,461)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	159,101	119,213
Write-off of obsolete inventory	164,903	-
Loss on disposal of equipment	36,876	-
Change in fair value of derivative liabilities	1,829,709	-
Derivative expense	5,110,879	-
Accretion of debt discount	1,456	-
Loss on CONtv joint venture	262,500	1,324,727
Loss on investment	-	24,997
Share-based compensation	777,536	1,315,869
Changes in operating assets and liabilities:
Accounts receivable	219,323	(407,142)
Inventory	(125,351)	(39,552)
Prepaid convention expenses	285,689	588,641
Prepaid rent- related party	(181,796)	-
Prepaid insurance	(58,422)	63,801
Prepaid taxes	280,000	-
Other prepaid expenses	(6,455)	(4,331)
Security deposits	1,154	(1,000)
Accounts payable and accrued expenses	(639,666)	(16,902)
Unearned revenue	(2,156,560)	1,709,263

Net Cash (Used in) Provided by Operating Activities	(2,488,009)	443,123

Cash Flows from Investing Activities:
Purchase of property and equipment	(169,802)	(105,257)
Proceeds received on disposal of equipment	4,850	-
Investment in CONtv joint venture - net	(150,000)	(1,408,891

Net Cash Used In Investing Activities	(311,140)	(1,514,148)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible promissory note and warrants	2,500,000	-
Payment of debt issuance costs	(25,000)	-
Proceeds from the exercise of warrants	1,667	-
Proceeds from the exercise of options	-	4,000

Net Cash Provided By Financing Activities	2,476,667	4,000

Net change in cash and cash equivalents	(322,482)	(1,067,025)

Cash and cash equivalents at beginning of reporting period	4,723,699	5,790,724

Cash and cash equivalents at end of reporting period	$4,401,217	$4,723,699

Supplemental disclosures of cash flow information:
Interest paid	$200	$2,909
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of controlling interest of ConBox	$96,781	$-
Derivative liability recorded on convertible debt and warrant issuances	$7,500,879	$-
Common stock issued for debt discount recorded on convertible note	$85,000	$-
Extinguishment of derivative liability from exercise of warrants	$2,831,851	$-

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

December 31, 2016

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Wizard World, Inc.

Wizard World, Inc., formerly GoEnergy, Inc. (“Wizard World” or the “Company”) was incorporated on May 2, 2001, under the laws of the State of Delaware. The Company, through its operating subsidiary, is a producer of pop culture and live multimedia conventions across North America.

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

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a net loss of $8,448,886 (of which $6,940,588 was derived from non-cash charges related to the accounting treatment for derivative liabilities) and $4,234,461 for the years ended December 31, 2016 and 2015. As a result, these conditions had raised doubt regarding our ability to continue as a going concern beyond 2017. However, subsequent to the Bristol financing transaction (as noted below) and as of December 31, 2016, we had cash and working capital of $4,401,217 and $2,862,317, respectively.  As noted above, the net loss during the year ended December 31, 2016 included non-cash derivative related expenses of $6,940,588.

Effective December 1, 2016, upon the Board of Directors of the Company receiving an independent third party fairness opinion, the Company entered into the Purchase Agreement with Bristol Investment Fund, Ltd., an entity controlled by the Chairman of the Company’s Board of Directors, pursuant to which the Company sold to the Purchaser, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture, (ii) Series A Warrants, and (iii) Series B Warrants. Pursuant to the Purchase Agreement, the Company paid $25,000 to the Purchaser and issue to the Purchaser 500,000 shares of Common Stock with a grant date fair value of $85,000 to cover the Purchaser’s legal fees.

If necessary, management also believes that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of both management’s plans, the Company believes the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

As of December 31, 2016, the aggregate non-controlling interest in ButtaFyngas was ($11,817). As of December 31, 2015, the aggregate non-controlling interest in Wiz Wizard and ButtaFyngas was ($10,786). The non-controlling interest is separately disclosed on the Consolidated Balance Sheet.

Cash and Cash Equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short-term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $0 and $426,532, respectively.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	December 31, 2016	December 31, 2015
Finished goods	$-	$39,552

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer equipment	3

Equipment	2-5

Furniture and fixture	7

Leasehold improvements	*

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever period is shorter.

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

For the years ended December 31, 2016 and 2015, the Company recognized $262,500 and $1,324,727 in losses from this venture, respectively. As of December 31, 2016 and 2015, the investment in CONtv was $0.

Fair Value of Financial Instruments

The Company follows ASC 820-10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

In connection with the securities purchase agreement and debt transactions during the year ended December 31, 2016, the Company issued warrants, to purchase common stock with an exercise price of $0.15 and a five-year term. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability.

In connection with the issuance of a convertible promissory note as discussed below in Note 6, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the convertible note agreement that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the conversion feature as a derivative liability.

The Company determined that it is not practical to estimate the fair value of the convertible promissory note payable because of its unique nature and the costs that would be incurred to obtain an independent valuation. The Company does not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the convertible note payable and the Company has not been able to develop a valuation model that can be applied consistently in a cost-efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2016 and 2015, the carrying value of the convertible promissory note payable net of debt discount was $1,456 and $0. At December 31, 2016, the Company recorded accrued interest of $24,243 and $0, which is included on the Consolidated Balance Sheets in the accounts payable and accrued expenses line item.

Transactions involving related parties typically cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. However, in the case of the convertible promissory note discussed in Note 6, the Company obtained a fairness opinion from an independent third party which supports that the transaction was carried out at an arm’s length basis.

The Company’s Level 3 financial liabilities consist of the derivative conversion features issued in 2016. The Company valued the conversion features using a Monte Carlo model. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility as of the date of issuance and each balance sheet date.

The Company utilized the following management assumptions in valuing the derivative conversion feature during the year ended December 31, 2016:

Exercise price	$0.12 - 0.15
Risk free interest rate	1.14% – 1.93%
Dividend yield	0.00%
Expected volatility	94% - 115%
Remaining term	2 to 5 years

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Embedded conversion feature	$3,298,000	$-	$-	$3,298,000	$3,298,000
Warrant liability	3,200,137	-	-	3,200,137	3,200,137
December 31, 2016	$6,498,737	$-	$-	$6,498,737	$6,498,737

The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the Monte Carlo pricing model. Expected volatility is based on the historical stock price of the Company’s common stock.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the year ended December 31, 2016.

	Warrants	Convertible Note	Total
Balance – December 31, 2015	$-	$-	$-
Issuance of derivative liabilities	5,206,444	2,294,435	7,500,879
Extinguishment of derivative liability from exercise of warrants	(2,831,851)	-	(2,831,851)
Change in fair value of derivative liability	825,544	1,004,165	1,829,709
Balance – December 31, 2016	$3,200,137	$3,298,000	$6,498,737

Changes in the unobservable input values could potentially cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable inputs used in the fair value measurements is the expected volatility assumption. A significant increase (decrease) in the expected volatility assumption could potentially result in a higher (lower) fair value measurement.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-15. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Convention revenue is generally earned upon completion of the convention. Unearned convention revenue is deposits received for conventions that have not yet taken place, which are fully or partially refundable depending upon the terms and conditions of the agreements.

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

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of revenue as incurred.

Shipping and handling costs were $178,931 and $176,986 for the years ended December 31, 2016 and 2015, respectively.

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

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a four-year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s Common stock over the expected option life and other appropriate factors. The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on the Common stock of the Company and does not intend to pay dividends on the Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

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

Income Taxes

Income taxes are provided in accordance with ASC No. 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company is no longer subject to tax examinations by tax authorities for years prior to 2013.

During the year ended December 31, 2016, the Company partially utilized NOL carry-forwards to offset taxable income.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Convertible note	16,666,667	-
Common stock options	5,319,000	9,933,500
Common stock warrants	16,666,667	-

Total contingent shares issuance arrangement, stock options or warrants	38,652,334	9,933,500

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15, the adoption of ASU 2014-15 did not have a material effect on its financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard on the consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2016	December 31, 2015
Computer Equipment	$33,858	$33,792
Equipment	390,656	343,359
Furniture and Fixtures	45,198	48,950
Leasehold Improvements	22,495	-
	492,207	426,101
Less: Accumulated depreciation	(276,259)	(175,315)
	$215,948	$250,786

Depreciation expense was $159,102 and $119,213 for the years ended December 31, 2016 and 2015, respectively.

Note 5 – Investment in CONtv Joint Venture

On August 27, 2014, the Company entered into a joint venture and executed an Operating Agreement with Cinedigm, ROAR (a related party co-founded by one of the Company’s directors) and Bristol Capital (a related party founded by the Company’s Chairman of the Board). The Company owned a 47.50% interest in the newly formed entity, CONtv. The Company was accounting for the interest in the joint venture utilizing the equity method of accounting.

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

For the years ended December 31, 2016 and 2015, the Company recognized $262,500 and $1,324,727 in losses from this venture, respectively.

As of December 31, 2016 and 2015, the investment in CONtv was as follows:

Investment in CONtv – December 31, 2014	$117,507
Investment into CONtv	1,207,220
Loss on CONtv for the year ended December 31, 2015	(1,324,727)
Investment in CONtv – December 31, 2015	$-
Investment into CONtv	262,500
Loss on CONtv for the year ended December 31, 2016	(262,500)
Investment in CONtv – December 31, 2016	$-

As of December 31, 2016 and 2015, the Company has a balance due to CONtv of $224,241 and $111,741, respectively.

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

Consulting Agreement

On December 29, 2016, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Bristol Capital, LLC, a Delaware limited liability company (“Bristol”) managed by Paul L. Kessler, the Chairman of the Company. Pursuant to the Consulting Agreement, Mr. Kessler will serve as Executive Chairman of the Company. The initial term of the Agreement is from December 29, 2016 through March 28, 2017 (the “Initial Term”). The term of the Consulting Agreement will be automatically extended for additional terms of 90 day periods each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Bristol gives prior written notice of non-renewal to the other party no later than thirty (30) days prior to the expiration of the then current Term.

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of Eighteen Thousand Seven Hundred Fifty and No/100 Dollars ($18,750).

In addition, the Company will grant to Bristol options to purchase up to an aggregate of 600,000 shares of the Company’s common stock.

During the year ended December 31, 2016, the Company incurred total expenses of $80,132 for services provided by Bristol. At December 31, 2016, the Company accrued $75,000 of monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $181,796 remains at December 31, 2016. During the year ended December 31, 2016, the Company incurred total rent expense of $24,354 under the Sublease. See Note 7 for future minimum rent payments due.

Outsourced Marketing

During the year ended December 31, 2016, the Company utilized outsourced marketing support from a company affiliated with ROAR, which is partially owned by a member of the Board. The Company had expenses of $36,809 and $0 during the years ended December 31, 2016 and 2015. AS of December 31, 2016 and 2015, the outstanding liability due to ROAD was $0 and $7,500, respectively.

Securities Purchase Agreement

Effective December 1, 2016, the Company entered into the Purchase Agreement with Bristol Investment Fund, Ltd. (the “Purchaser”), an entity controlled by the Chairman of the Company’s Board of Directors, pursuant to which the Company sold to the Purchaser, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture, (ii) Series A Warrants, and (iii) Series B Warrants. Pursuant to the Purchase Agreement, the Company paid $25,000 to the Purchaser and issue to the Purchaser 500,000 shares of Common Stock with a grant date fair value of $85,000 to cover the Purchaser’s legal fees. The Company recorded as a debt discount of $110,000 related to the cash paid and shares issued to Purchaser for legal fees.

(i)	Debenture

The Debenture with an initial principal balance of $2,500,000, due December 30, 2018 (the “Maturity Date”), will accrue interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2017, (ii) on each date the Purchaser converts, in whole or in part, the Debenture into Common Stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Debenture (only as to that principal amount then being redeemed) and on the Maturity Date. The Debenture is convertible into shares of the Company’s Common Stock at any time at the option of the holder, at an initial conversion price of $0.15 per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $0.15 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date.

(ii)	Series A Warrants

The Series A Warrants to acquire up to 16,666,667 shares of Common Stock at the Series A Initial Exercise Price of $0.15 and expiring on December 1, 2021. The Warrants may be exercised immediately upon the issuance date, upon the option of the holder.

(iii)	Series B Warrants

The Series B Warrants to acquire up to 16,666,650 shares of Common Stock at the Series B Initial Exercise Price of $0.15 and expiring on December 1, 2021. The Series B Warrants were exercised immediately upon the issuance date. The Company received gross proceeds of $1,667 upon exercise of the warrants.

Derivative Analysis

Because the conversion feature included in the convertible note payable and warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”).

Generally accepted accounting principles require that:

a.	Derivative financial instruments be recorded at their fair value on the date of issuance and then adjusted to fair value at each subsequent balance sheet date with any change in fair value reported in the statement of operations; and

b.	The classification of derivative financial instruments be reassessed as of each balance sheet date and, if appropriate, be reclassified as a result of events during the reporting period then ended.

Upon issuance of the note, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to derivative expense. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $2,498,544 as of December 31, 2016. The Company recorded an immediate charge to derivative expense of $5,110,879 for the fair value of the conversion feature and warrants that exceeded the debt discount.

The fair value of the embedded conversion feature was estimated using a Monte Carlo pricing model. See Note 3 for the estimates and assumptions used.

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

On November 8, 2016, pursuant to the terms of the Malinoff Employment Agreement, the Company granted six hundred thousand (600,000) options to purchase shares of the Company’s common stock, such options to vest, at the applicable exercise price, as follows:

a.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.50 per share and shall vest immediately;

b.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.50 per share and shall vest by December 31, 2016;

c.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.55 per share and shall vest by March 31, 2017;

d.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.55 per share and shall vest by June 30, 2017;

e.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.55 per share and shall vest by September 30, 2017;

f.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.60 per share and shall vest by December 31, 2017;

g.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.60 per share and shall vest by March 31, 2018;

h.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.60 per share and shall vest by June 30, 2018;

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

Mr. Maatta received the following, with effective dates as defined below:

1)	upon the effectiveness of the Maatta Appointment on May 3, 2016, three hundred thousand (300,000) options to purchase shares of the Company’s common stock at an exercise price of $0.50 per share, such options to vest only upon a Change in Control (as defined in Mr. Maatta’s Employment Agreement) during Mr. Maatta’s tenure as President and Chief Executive Officer;

2)	upon the effectiveness of the Maatta Appointment on May 3, 2016, eight hundred thousand (800,000) options to purchase shares of the Company’s common stock, such options to vest, at the applicable exercise price, as follows:

a.	one hundred thousand (100,000) options shall be exercisable at a price of $0.50 per share and shall vest immediately;

b.	one hundred thousand (100,000) options shall be exercisable at a price of $0.50 per share and shall vest by September 30, 2016;

c.	one hundred thousand (100,000) options shall be exercisable at a price of $0.50 per share and shall vest by December 31, 2016;

d.	one hundred thousand (100,000) options shall be exercisable at a price of $0.55 per share and shall vest by March 31, 2017;

e.	one hundred thousand (100,000) options shall be exercisable at a price of $0.55 per share and shall vest by June 30, 2017;

f.	one hundred thousand (100,000) options shall be exercisable at a price of $0.55 per share and shall vest by September 30, 2017;

g.	one hundred thousand (100,000) options shall be exercisable at a price of $0.60 per share and shall vest by December 31, 2017; and

h.	one hundred thousand (100,000) options shall be exercisable at a price of $0.60 per share and shall vest by March 31, 2018.

Consulting Agreement

As discussed in Note 6, on December 29, 2016, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Bristol managed by Paul L. Kessler, the Chairman of the Company. Pursuant to the Consulting Agreement, Mr. Kessler will serve as Executive Chairman of the Company. The initial term of the Agreement is from December 29, 2016 through March 28, 2017 (the “Initial Term”). The term of the Consulting Agreement will be automatically extended for additional terms of 90 day periods each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Bristol gives prior written notice of non-renewal to the other party no later than thirty (30) days prior to the expiration of the then current Term.

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of Eighteen Thousand Seven Hundred Fifty and No/100 Dollars ($18,750). For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. At December 31, 2016, the Company accrued $75,000 of monthly fees due to Bristol.

In addition, the Company will grant to Bristol options to purchase up to an aggregate of 600,000 shares of the Company’s common stock in accordance with the following vesting schedule and at the applicable exercise prices therein:

Bristol received the following, with effective dates as defined below:

1)	upon the effectiveness of the Consulting Agreement on December 29, 2016, seventy five thousand (75,000) options to purchase shares of the Company’s common stock at an exercise price of $0.50 per share, such options to vest upon execution of the agreement;

2)	upon the effectiveness of the Consulting Agreement on December 29, 2016, five hundred twenty five thousand (525,000) options to purchase shares of the Company’s common stock, such options to vest, at the applicable exercise price, as follows:

a.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.50 per share and shall vest immediately;

b.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.55 per share and shall vest by March 31, 2017;

c.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.55 per share and shall vest by June 30, 2017;
F-21

d.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.55 per share and shall vest by September 30, 2017;

e.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.60 per share and shall vest by December 31, 2017;

f.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.60 per share and shall vest by March 31, 2018; and

g.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.60 per share and shall vest by June 30, 2018.

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

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $181,796 remains at December 31, 2016. During the year ended December 31, 2016, the Company incurred total rent expense of $24,354 under the Sublease. See below for future minimum rent payments due.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:
2017	$145,800
2018	97,416
2019	97,416
2020	97,416
Thereafter	73,062
$511,110

Obligation to Fund CONtv

As discussed in Note 3, on November 16, 2015, pursuant to that certain A&R Operating Agreement for CONtv, the Company’s ownership interest in CONtv was reduced to 10%. In addition, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the years ended December 31, 2016 and 2015, the Company recognized $262,500 and $1,324,727 in losses from this venture, respectively.

As of December 31, 2016 and 2015, the Company has a balance due to CONtv of $224,241 and $111,741, respectively.

Stephen Shamus Lawsuit

On October 28, 2016, the Company filed a Complaint (the “Complaint”) and commenced a lawsuit in the United States District Court, Southern District of New York, against Stephen Shamus, the former Chief Marketing Officer of the Company whose employment was terminated on October 27, 2016 (the “Shamus Lawsuit”). In the Shamus Lawsuit, the Company alleges, among other things, breach of fiduciary duty, misappropriation of corporation assets, breach of contract, and conversion, against Mr. Shamus relating to the Company’s assertion that he used his position with the Company to improperly obtain memorabilia at the Company’s comic conventions which he would then sell and retain the profits from for his own benefit. On November 16, 2016, Mr. Shamus filed an Answer to the Complaint with counterclaims to the Complaint (the “Counterclaim”). The Counterclaim alleges breach of contract and unjust enrichment against the Company and seeks compensatory damages in the form of cash. The lawsuit was concluded on February 15, 2017 with no financial impact on the Company’s financial statements.

Gareb Shamus Lawsuit

On December 16, 2016, the Company filed a Complaint (the “DNJ Complaint”) and commenced a lawsuit in the United States District Court, District of New Jersey (the “DNJ Lawsuit”), against Gareb Shamus, the founder and former Chief Executive Officer of the Company; Pivot Media LLC and 4 Brothers LLC, entities owned and operated by Gareb Shamus; Stephen Shamus, the former Chief Marketing Officer of the Company whose employment was terminated on October 27, 2016; Kenneth Shamus, a former director of the Company; Eric Weisblum; GEM Funding LLC; It’s All Normal LLC; and various other defendants (collectively, the “DNJ Defendants”). In the DNJ Complaint, the Company alleged that the DNJ Defendants violated Section 13(d) of the Securities and Exchange Act of 1934 and SEC Rules 13d-1 and 13d-5. The Company sought an injunction to compel the DNJ Defendants to make complete disclosure under Section 13(d) of the Exchange Act and to cure their past violations. The DNJ Lawsuit was concluded on February 15, 2017 with no financial impact on the Company’s financial statements.

Silverman Lawsuit

On January 11, 2017, Arden B. Silverman (“Silverman”), d/b/a Capital Asset Protection, filed a complaint (the “Silverman Complaint”) and commenced a lawsuit against the Company in the Superior Court of California, County of Los Angeles – Central District (the “Silverman Lawsuit”). Silverman brought the claim after being assigned the right title and interest in a claim against the Company by Rogers & Cowan, Inc., a California corporation (Rogers & Cowan). The Silverman Complaint alleges the Company owes $42,600 plus attorney’s fees to Silverman for services provided by Rogers & Cowan to the Company. On April 10, 2017, the Company filed a cross Cross-Complaint in the Silverman Lawsuit against Roger and Cowan, among others (the “Cross-Complaint”). The Cross-Complaint seeks in excess of $90,000 from Rogers & Cowan, among others, and alleges, fraud, negligent misrepresentation, breach of written agreement; breach of covenant of good faith and fair dealings, and violations of Cal. Bus. & Prof. Code §§17200 et seq.

With the exception of the foregoing disputes, the Company is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations.

Note 8 – Stockholders’ Equity (Deficit)

The Company’s authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock.

As of December 31, 2016 and 2015, there were 68,535,036 and 51,368,386 shares of common stock issued and outstanding, respectively. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

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

(v)	the Restricted Stock is not transferable until the date on which the Committee has specified such restrictions have lapsed.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2015	9,725,000	$0.71
Exercisable – January 1, 2015	1,592,500	$0.44
Granted	218,500	$0.41
Exercised	(10,000)	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2015	9,933,500	$0.70
Exercisable – December 31, 2015	4,332,500	$0.41
Granted	2,000,000	$0.55
Exercised	-	$-
Forfeited/Cancelled	(6,614,500)	$-
Outstanding – December 31, 2016	5,319,000	$0.57
Exercisable – December 31, 2016	1,640,500	$0.47

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - 1.50	5,319,000	3.24 years	$0.57	1,640,500	$0.47

At December 31, 2016, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

The Company recognized an aggregate of $777,536 and $1,315,869 in compensation expense during the years ended December 31, 2016 and 2015, respectively, related to option awards. At December 31, 2016, unrecognized stock based compensation was $556,648.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2016	-	$-
Exercisable – January 1, 2016	-	$-
Granted	33,333,317	$0.08
Exercised	(16,666,650)	$0.00
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2016	16,666,667	$0.15
Exercisable – December 31, 2016	16,666,667	$0.15

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	16,666,667	4.92 years	$0.15	16,666,667	$0.15

At December 31, 2016, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

The following table summarizes the range of assumptions the Company utilized to estimate the fair value of the options and warrants issued during the year ended December 31, 2016 and 2015:

Assumptions	December 31, 2016	December 31, 2015
Expected term (years)	2.40-5.00	5.00
Expected volatility	90%-115%	122%
Risk-free interest rate	0.87% - 1.96%	1.71%
Dividend yield	0.00%	0.00%

The expected warrant term is based on the contractual term. The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The expected volatility is based on historical-volatility of the Company when stock prices were publicly available. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the valuation date. Dividend yield is based on historical trends.

Note 9 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2016, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 10 – Segment Information

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the years ended December 31, 2016 and 2015 and as of December 31, 2016 and 2015, are as follows:

	Conventions	ConBox	Total
Year ended December 31, 2016
Revenue	$21,994,433	$707,101	$22,701,534
Cost of revenue	(14,972,190)	(1,029,898)	(16,002,088)
Write-off of obsolete inventory	(164,903)	-	(164,903)
Gross margin	6,857,340	(322,797)	6,534,543
Operating expenses	(7,627,847)	(88,942)	(7,716,789)
Operating loss	(770,507)	(411,739)	(1,182,246)

Year ended December 31, 2015
Revenue	$22,905,636	$1,120,535	$24,026,171
Cost of revenue	(17,744,611)	(1,015,420)	(18,760,031)
Gross margin	5,161,025	105,115	5,266,140
Operating expenses	(8,099,836)	(48,132)	(8,147,968)
Operating profit (loss)	(2,938,811)	56,983	(2,881,828)

December 31, 2016
Accounts receivable, net	$128,561	$59,258	$187,819
Total assets	5,775,871	59,258	5,835,129
Unearned revenue	1,479,392	95,546	1,574,938

December 31, 2015
Accounts receivable, net	$108,795	$298,347	$407,142
Total assets	6,106,772	664,722	6,771,494
Unearned revenue	3,340,837	390,661	3,731,498

Note 11 – Income Tax Provision

Deferred Tax Assets

At December 31, 2016, the Company has available for U.S. federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $9,504,000 that may be used to offset future taxable income through the fiscal year ending December 31, 2036. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $3,231,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $3,231,000.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $1,987,000 and $984,000 for the year ended December 31, 2016 and 2015, respectively.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest expense” in the statement of operations. Penalties would be recognized as a component of “General and administrative.”

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Components of deferred tax assets are as follows:

	December 31, 2016	December 31, 2015
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$1,987,000	$993,000
Less valuation allowance	(1,987,000)	(993,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0%)	(34.0%)

Effective income tax rate	0.0%	0.0%

