Form 10-Q
period 2017-03-31
Wizard World, Inc.
filed 2017-05-22
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 19, 2017, there were 68,535,036 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

March 31, 2017

Wizard World, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$3,522,657	$4,401,217
Accounts receivable, net	164,326	187,819
Inventory	27,212	-
Prepaid convention expenses	882,148	704,711
Prepaid insurance	109,004	96,076
Prepaid rent - related party	150,530	181,796
Prepaid taxes	13,984	13,984
Other prepaid expenses	29,776	13,666
Total Current Assets	4,899,637	5,599,269

Property and equipment, net	251,317	215,948

Security deposits	22,912	19,912

Total Assets	$5,173,866	$5,835,129

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$1,682,947	$937,773
Unearned revenue	1,389,716	1,574,938
Derivative liabilities - related party	4,615,296	6,498,737
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	7,912,200	9,235,689

Non-current Liabilities:
Convertible promissory note - related party, net	9,027	1,456

Total Non-current Liabilities	9,027	1,456

Total Liabilities	7,921,227	9,237,145

Commitments and contingencies

Stockholders' Deficit
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated, respectively	-	-
Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted, respectively	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 68,535,036 and 68,535,036 shares issued and outstanding, respectively	6,855	6,855
Additional paid-in capital	21,270,361	21,132,386
Accumulated deficit	(24,012,267)	(24,529,440)
Non-controlling interest	(12,310)	(11,817)
Total Stockholders' Deficit	(2,747,361)	(3,402,016)

Total Liabilities and Stockholders' Deficit	$5,173,866	$5,835,129

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Revenues
Convention	$3,447,957	$4,993,659
ConBox	74,119	348,182

Total revenues	3,522,076	5,341,841

Cost of revenues
Cost of revenue	3,140,330	3,136,417

Total cost of revenues	3,140,330	3,136,417

Gross margin	381,746	2,205,424

Operating expenses
Compensation	1,005,330	1,319,962
Consulting fees	129,253	118,018
General and administrative	529,241	638,356

Total operating expenses	1,663,824	2,076,336

(Loss) income from operations	(1,282,078)	129,088

Other income (expenses)
Interest expense	(83,898)	(806)
Loss on disposal of equipment	(785)	-
Change in fair value of derivative liabilities	1,883,441	-
Loss on CONtv joint venture	-	(75,000)

Other income (expenses)	1,798,758	(75,806)

Income before income tax provision	516,680	53,282

Income tax provision	-	-

Net income	516,680	53,282

Net (loss) income attributable to non-controlling interests	(493)	69,362

Net income (loss) attributable to common stockholders	$517,173	$(16,080)

Income (loss) per share
Basic	$0.01	$(0.00)
Diluted	$0.04	$(0.00)

Weighted average common shares outstanding - basic	68,535,036	51,368,386
Weighted average common shares outstanding - diluted	72,456,606	51,368,386

See accompanying notes to the condensed consolidated financial statements

WIZARD WORLD, INC.

Condensed Consolidated Statement of Stockholders' (Deficit) Equity

For the Three Months Ended March 31, 2017

(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders'(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance - December 31, 2016	-	$-	68,535,036	$6,855	$21,132,386	$(24,529,440)	$(11,817)	$(3,402,016)

Share-based compensation	-	-	-	-	137,975	-	-	137,975

Net income (loss)	-	-	-	-	-	517,173	(493)	516,680

Balance - March 31, 2017	-	$-	68,535,036	$6,855	$21,270,361	$(24,012,267)	$(12,310)	$(2,747,361)

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income	$516,680	$53,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	43,459	37,052
Loss on disposal of equipment	785	-
Change in fair value of derivative liabilities	(1,883,441)	-
Accretion of debt discount	7,571	-
Loss on CONtv joint venture	-	75,000
Share-based compensation	137,975	316,722
Changes in operating assets and liabilities:
Accounts receivable	23,493	95,865
Inventory	(27,212)	(15,374)
Prepaid convention expenses	(177,437)	(954,069)
Prepaid rent - related party	31,266	-
Prepaid insurance	(12,928)	(45,109)
Other prepaid expenses	(16,110)	6,159
Security deposits	(3,000)	-
Accounts payable and accrued expenses	745,174	(416,649)
Unearned revenue	(185,222)	2,259,826

Net Cash (Used In) Provided by Operating Activities	(798,947)	1,412,705

Cash Flows from Investing Activities:
Purchase of property and equipment	(79,613)	(30,578)
Investment in CONtv joint venture - net	-	(12,500)

Net Cash Used In Investing Activities	(79,613)	(43,078)

Net change in cash and cash equivalents	(878,560)	1,369,627

Cash and cash equivalents at beginning of reporting period	4,401,217	4,723,699

Cash and cash equivalents at end of reporting period	$3,522,657	$6,093,326

Supplemental disclosures of cash flow information:
Interest paid	$-	$857
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of controlling interest of ConBox	$-	$96,781

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

March 31, 2017

Notes to the Condensed Consolidated Unaudited Financial Statements

Note 1 – Organization and Operations

Wizard World, Inc.

Wizard World, Inc., formerly GoEnergy, Inc. (“Wizard World” or the “Company”) was incorporated on May 2, 2001, under the laws of the State of Delaware. The Company, through its operating subsidiary, is a producer of pop culture and live multimedia conventions across North America.

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a net loss from operations of $1,282,078 and $1,182,246 for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. As a result, prior to the Bristol financing, these conditions had raised substantial doubt regarding our ability to continue as a going concern beyond May 2018. As of March 31, 2017, we had cash and working capital (excluding the derivative liability) of $3,522,657 and $1,602,753, respectively.

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

If necessary, management also believes that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of management’s plans, the Company believes the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on April 17, 2017.

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

As of March 31, 2017, the aggregate non-controlling interest in ButtaFyngas was ($12,310). As of December 31, 2016, the aggregate non-controlling interest in Wiz Wizard and ButtaFyngas was ($11,817). The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was $0.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	March 31, 2017	December 31, 2016
Finished goods	$27,212	$-

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

The Company determined that it is not practical to estimate the fair value of the convertible promissory note payable because of its unique nature and the costs that would be incurred to obtain an independent valuation. The Company does not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the convertible note payable and the Company has not been able to develop a valuation model that can be applied consistently in a cost-efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2017 and December 31, 2016, the carrying value of the convertible promissory note payable net of debt discount was $9,027 and $1,456. At March 31, 2017 and December 31, 2016, the Company recorded accrued interest of $100,000 and $25,000, which is included on the Condensed Consolidated Balance Sheets in the accounts payable and accrued expenses line item.

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

The Company utilized the following range of management assumptions in valuing the derivative conversion features during the three months ended March 31, 2017:

Exercise price	$0.11 - 0.12
Risk free interest rate	1.27% - 1.90%
Dividend yield	0.00%
Expected volatility	114.25%
Remaining term	1.75 - 4.67 years

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Embedded conversion feature	$2,243,354	$-	$-	$2,243,354	$2,243,354
Warrant liability	2,371,942	-	-	2,371,942	2,371,942
March 31, 2017	$4,615,296	$-	$-	$4,615,296	$4,615,296

The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the Monte Carlo pricing model. Expected volatility is based on the historical stock price of the Company’s common stock.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three months ended March 31, 2017.

	Warrants	Convertible Note	Total
Balance – December 31, 2016	$3,200,137	$3,298,600	$6,498,737
Change in fair value of derivative liability	(828,195)	(1,055,246)	(1,833,441)
Balance – March 31, 2017	$2,371,942	$2,243,354	$4,615,296

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

Shipping and handling costs were $16,825 and $130,960 for the three months ended March 31, 2017 and 2016, respectively.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per common share.

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Numerator:
Net income/(loss) attributable to common stockholders	$517,173	$(16,080)
Effect of dilutive securities:
Convertible note - Interest expense and debt discount (net)	(2,415,973)	-
Net change in derivative liabilities - warrants and convertible note	4,615,296	-

Diluted net income (loss)	$2,716,496	$(16,080)

Denominator:
Weighted average common shares outstanding - basic	68,535,036	51,368,386
Dilutive securities (a):
Convertible note	1,960,785	-
Options	-	-
Warrants	1,960,785	-

Weighted average common shares outstanding and assumed conversion - diluted	72,456,606	51,368,386

Basic net income (loss) per common share	$0.01	$(0.00)

Diluted net loss per common share	$0.04	$(0.00)

(a) - Anti-dilutive options excluded:	4,687,000	9,933,500

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued the ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. During the three months ended March 31, 2017, the Company adopted the methodologies prescribed by ASU 2015-11 and deemed that the adoption of the ASU did not have a material effect on its financial position or results of operations.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. During the three months ended March 31, 2017, the Company adopted the methodologies prescribed by ASU 2016-09 and deemed that the adoption of the ASU did not have a material effect on its financial position or results of operations.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2017	December 31, 2016
Computer Equipment	$62,451	$33,858
Equipment	426,053	390,656
Furniture and Fixtures	59,372	45,198
Leasehold Improvements	22,495	22,495
	570,371	492,207
Less: Accumulated depreciation	(319,054)	(276,259)
	$251,317	$215,948

Depreciation expense was $43,459 and $37,052 for the three months ended March 31, 2017 and 2016, respectively.

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

For the three months ended March 31, 2017 and 2016, the Company recognized $0 and $75,000 in losses from this venture, respectively.

As of March 31, 2017 and December 31, 2016, the investment in CONtv was $0.

As of March 31, 2017 and December 31, 2016, the Company has a balance due to CONtv of $224,241.

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

Consulting Agreement

On December 29, 2016, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Bristol Capital, LLC, a Delaware limited liability company (“Bristol”) managed by Paul L. Kessler, the Chairman of the Company. Pursuant to the Consulting Agreement, Mr. Kessler will serve as Executive Chairman of the Company. The initial term of the Agreement was from December 29, 2016 through March 28, 2017 (the “Initial Term”). The term of the Consulting Agreement will be automatically extended for additional terms of 90 day periods each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Bristol gives prior written notice of non-renewal to the other party no later than thirty (30) days prior to the expiration of the then current Term.

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of Eighteen Thousand Seven Hundred Fifty and No/100 Dollars ($18,750).

In addition, the Company will grant to Bristol options to purchase up to an aggregate of 600,000 shares of the Company’s common stock.

During the three months ended March 31, 2017, the Company incurred total expenses of $56,250 for services provided by Bristol. At March 31, 2017, the Company accrued $131,250 of monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $150,530 remains at March 31, 2017. During the three months ended March 31, 2017, the Company incurred total rent expense of $24,354 under the Sublease. See Note 7 for future minimum rent payments due.

Outsourced Marketing

During the three months ended March 31, 2017, the Company utilized outsourced marketing support from a company affiliated with ROAR, which is partially owned by a member of the Board. The Company had expenses of $3,000 and $0 during the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, the outstanding liability due to ROAR was $3,000 and $0, respectively.

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

The Series B Warrants to acquire up to 16,666,650 shares of Common Stock at the Series B Initial Exercise Price of $0.0001 and expiring on December 1, 2021. The Series B Warrants were exercised immediately upon the issuance date. The Company received gross proceeds of $1,667 upon exercise of the warrants.

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

Upon issuance of the note, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to derivative expense. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $2,490,973 as of March 31, 2017.

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

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board, which leases the premises from a third-party and passes actual and direct cost of the Company’s occupancy through to the Company without any fee, profit or markup. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $150,530 remains at March 31, 2017. During the three months ended March 31, 2017, the Company incurred total rent expense of $24,354 under the Sublease. See below for future minimum rent payments due.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease and sublease are as follows:

Fiscal year ending December 31:
2017 (remainder of year)	$100,710
2018	97,416
2019	97,416
2020	97,416
Thereafter	73,062
$466,020

Obligation to Fund CONtv

On November 16, 2015, pursuant to that certain A&R Operating Agreement for CONtv, the Company’s ownership interest in CONtv was reduced to 10%. In addition, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the three months ended March 31, 2017 and 2016, the Company recognized $0 and $75,000 in losses from this venture, respectively.

As of March 31, 2017 and December 31, 2016, the Company has a balance due to CONtv of $0 and $224,241, respectively.

SDNY Lawsuit

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

DNJ Lawsuit

On December 16, 2016, the Company filed a Complaint (the “DNJ Complaint”) and commenced a lawsuit in the United States District Court, District of New Jersey (the “DNJ Lawsuit”), against Gareb Shamus, the founder and former Chief Executive Officer of the Company; Pivot Media LLC and 4 Brothers LLC, entities owned and operated by Gareb Shamus; Stephen Shamus, the former Chief Marketing Officer of the Company whose employment was terminated on October 27, 2016; Kenneth Shamus, a former director of the Company; Eric Weisblum; GEM Funding LLC; It’s All Normal LLC; and various other defendants (collectively, the “DNJ Defendants”). In the DNJ Complaint, the Company alleged that the DNJ Defendants violated Section 13(d) of the Exchange Act and SEC Rules 13d-1 and 13d-5. The Company sought an injunction to compel the DNJ Defendants to make complete disclosure under Section 13(d) of the Exchange Act and to cure their past violations. The DNJ Lawsuit was concluded on February 15, 2017 with no financial impact on the Company’s financial statements.

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

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2016	5,319,000		$0.57
Granted		$
Exercised		$
Forfeited/Cancelled	(632,000)		$0.57
Outstanding – March 31, 2017	4,687,000		$0.57
Exercisable – March 31, 2017	1,640,500		$0.50

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 -0.94	4,687,000	3.08 years	$0.57	1,640,500	$0.50

At March 31, 2017, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

The Company recognized an aggregate of $137,975 and $316,722 in compensation expense during the three months ended March 31, 2017 and 2016, respectively, related to option awards. At March 31, 2017, unrecognized stock based compensation was $396,530.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2016	16,666,667		$0.15
Exercisable – December 31, 2016	16,666,667		$0.15
Granted		$
Exercised		$
Forfeited/Cancelled		$
Outstanding – March 31, 2017	16,666,667		$0.15
Exercisable – March 31, 2017	16,666,667		$0.15

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	16,666,667	4.67 years	$0.15	16,666,667	$0.15

At March 31, 2017, the total intrinsic value of warrants outstanding and exercisable was $333,333 and $0, respectively.

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

Note 8 – Segment Information

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the three months ended March 31, 2017 and 2016 and as of March 31, 2017 and December 31, 2016, are as follows:

	Conventions	ConBox	Total
Three Months ended March 31, 2017
Revenue	$3,447,957	$74,119	$3,522,076
Cost of revenue	(3,084,502)	(55,828)	(3,140,330)
Gross margin	363,455	18,291	381,746
Operating expenses	(1,580,173)	(83,651)	(1,663,824)
Operating loss	(1,272,546)	(9,532)	(1,282,078)

Three Months ended March 31, 2016
Revenue	$4,993,659	$348,182	$5,341,841
Cost of revenue	(2,912,413)	(224,004)	(3,136,417)
Gross margin	2,081,246	124,178	2,205,424
Operating expenses	(2,063,265)	(13,071)	(2,076,336)
Operating profit	17,981	111,107	129,088

March 31, 2017
Accounts receivable, net	$135,783	$28,543	$164,326
Total assets	4,900,780	273,086	5,173,866
Unearned revenue	1,294,170	95,546	1,389,716

December 31, 2016
Accounts receivable, net	$128,561	$298,347	$407,142
Total assets	6,106,772	664,722	6,771,494
Unearned revenue	3,340,837	390,661	3,731,498

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the quarters ended March 31, 2017 and 2016, included elsewhere in this report.

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

During the three months ended March 31, 2017, the Company was able to utilize the internal controls and operating procedures employed by the Company’s new management during 2016 in order to grow the business. With the recently reformed internal controls in place, management continued to carefully analyze new markets for the Company’s Comic Conventions. The Company’s new internal accounting team and new sales team have continued to implement the policies put in place by management throughout 2016.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Convention revenue	$3,447,957	$4,993,659
ConBox revenue	$74,119	348,182
Gross profit	$381,746	$2,205,424
Operating expenses	$(1,663,824)	$(2,076,336)
Income (loss) from operations	$(1,282,078)	$129,088
Other income (expenses)	$1,798,758	$(75,806)
Net income (loss) attributable to common shareholder	$517,173	$(16,080)
Income (loss) per common share – basic	$0.01	$(0.00)
Income (loss) per common share – diluted	$0.04	$(0.00)

Convention Revenue

Convention revenue was $3,447,957 for the three months ended March 31, 2017, as compared to $4,993,659 for the comparable period ended March 31, 2016, a decrease of $1,545,702. The decrease in convention revenue is primarily attributable to running fewer shows than the prior three months. In addition, the Company increased admission prices, the overall size and scope of each event and invested in photographic and AV equipment. The Company ran three events during the three months ended March 31, 2017, as compared to four events during the comparable three months ended March 31, 2016. Average revenue generated per event in 2017 was $1,149,319 as compared to $1,248,415 during 2016.

ConBox Revenue

ConBox revenue was $74,119 for the three months ended March 31, 2017, as compared to $348,182 for the comparable three months ended March 31, 2016, a decrease of $274,063. The decrease in ConBox revenue is attributable to the new management team’s decision to primarily focus on driving the convention business forward.

Gross Profit

Gross profit percentage for the convention segment decreased from a gross profit of 41% during the three months ended March 31, 2016, to a gross profit of 9% during the three months ended March 31, 2017. The Company produced three events during the three months ended March 31, 2017, as compared to four events during the comparable three months ended March 31, 2016. The gross profit percentage decrease was attributable to increased investment in the programing and convention center build out, resulting in an improved fan experience.

Gross profit percentage for the ConBox segment decreased from a gross profit of 36% during the three months ended March 31, 2016, to a gross profit of 25% during the three months ended March 31, 2017. The gross profit percentage decrease was attributable to a decrease in revenue.

Operating Expenses

Operating expenses for the three months ended March 31, 2017, was $1,663,824, as compared to $2,076,336 for the three months ended March 31, 2016. The change is attributable to a decrease in employee compensation and general and administrative expenses offset by a slight increase in consulting expenses. The $314,632 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses decreased by $109,115 since the prior three months’ comparative period due to a decrease in service fees, travel and web development.

(Loss) Income from Operations

Loss from operations for the three months ended March 31, 2017, was $1,282,078 as compared to income from operations of $129,088 for the three months ended March 31, 2016. The decrease is primarily attributable to producing one fewer events, combined with increased costs in the area of event production.

Other Income (Expense)

Other income (expenses) for the three months ended March 31, 2017, was income of $1,798,758, as compared to expense of $75,806 for the three months ended March 31, 2016. The change is primarily attributable to the change in fair value of derivative liabilities giving rise to income of $1,883,441 during the current quarter, in relation to the derivative liability of the convertible note and related warrants. The Company did not sustain a loss during the three months ended March 31, 2017 on the CONtv joint venture with Cinedigm but recorded a loss of $75,000 during the three months ended March 31, 2016.

Net Income (Loss) Attributable to Common Stockholder

Net income (loss) attributable to common stockholder for the three months ended March 31, 2017, was net income of $517,173 or income per basic share of $0.01, compared to a net loss of $16,080 or loss per basic share of $0.00, for the three months ended March 31, 2016.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit at March 31, 2017 compared to December 31, 2016:

	March 31, 2017	December 31, 2016	Increase/(Decrease)
Current Assets	$4,899,637	$5,599,269	$(699,632)
Current Liabilities	$7,912,200	$9,235,689	$(1,323,489)
Working Capital Deficit	$(3,012,563)	$(3,636,420)	$623,857

At March 31, 2017, we had working capital deficit of $3,012,563, as compared to working capital deficit of $3,636,420, at December 31, 2016, a decrease of $623,857. The decrease is primarily attributable to a decrease in cash and cash equivalents and an increase in accounts payable and accrued expenses. These were offset by decreases in accounts receivable and unearned revenue with an increase to prepaid expenses.

Net Cash

Net cash (used in) provided by operating activities for the three months ended March 31, 2017 and 2016, was $(798,947) and $1,412,705, respectively. The net income for the three months ended March 31, 2017 and 2016 was $516,680 and $53,282, respectively.

Going Concern Analysis

The Company had a net loss from operations of $1,282,078 and $1,182,246 for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. As a result, prior to the Bristol financing, these conditions had raised substantial doubt regarding our ability to continue as a going concern beyond May 2018. As of March 31, 2017, we had cash and working capital (excluding the derivative liability) of $3,522,657 and $1,602,753, respectively.

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

If necessary, management also believes that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of management’s plans, the Company believes the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, the Company had no off-balance sheet arrangements.

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

The Company is committed to improving financial organization. As part of this commitment, management and the Board are currently performing an extensive review of the Company’s policies and procedures as it relates to financial reporting in an effort to mitigate future risks of potential misstatements. The Company will continue to focus on developing and documenting internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

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

On December 16, 2016, the Company filed a Complaint (the “DNJ Complaint”) and commenced a lawsuit in the United States District Court, District of New Jersey (the “DNJ Lawsuit”), against Gareb Shamus, the founder and former Chief Executive Officer of the Company; Pivot Media LLC and 4 Brothers LLC, entities owned and operated by Gareb Shamus; Stephen Shamus, the former Chief Marketing Officer of the Company whose employment was terminated on October 27, 2016; Kenneth Shamus, a former director of the Company; Eric Weisblum; GEM Funding LLC; It’s All Normal LLC; and various other defendants (collectively, the “DNJ Defendants”). In the DNJ Complaint, the Company alleged that the DNJ Defendants violated Section 13(d) of the Exchange Act and SEC Rules 13d-1 and 13d-5. The Company sought an injunction to compel the DNJ Defendants to make complete disclosure under Section 13(d) of the Exchange Act and to cure their past violations.

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

The Company is in the process of negotiating a settlement in the Silverman Lawsuit and expects it to conclude in the near future on terms management considers to be favorable to the Company.

With the exception of the foregoing disputes, the Company is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 17, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

WIZARD WORLD, INC.

Date: May 22, 2017	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

