Form 10-Q
period 2017-06-30
Wizard World, Inc.
filed 2017-08-21
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

As of August 18, 2017, there were 68,535,036 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

June 30, 2017

Wizard World, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,918,778	$4,401,217
Accounts receivable, net	200,595	187,819
Inventory	20,789	-
Prepaid convention expenses	746,009	704,711
Prepaid insurance	55,917	96,076
Prepaid rent - related party	126,176	181,796
Prepaid taxes	14,812	13,984
Other prepaid expenses	22,726	13,666
Total Current Assets	4,105,802	5,599,269

Property and equipment, net	222,610	215,948

Security deposits	9,408	19,912

Total Assets	$4,337,820	$5,835,129

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,536,185	$937,773
Unearned revenue	1,534,504	1,574,938
Derivative liabilities - related party	4,853,365	6,498,737
Due to CONtv joint venture - net	224,241	224,241

Total Current Liabilities	9,148,295	9,235,689

Non-current Liabilities:
Convertible promissory note - related party, net	25,478	1,456

Total Non-current Liabilities	25,478	1,456

Total Liabilities	9,173,773	9,237,145

Commitments and contingencies

Stockholders' Deficit
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated, respectively	-	-
Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted, respectively	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 68,535,036 and 68,535,036 shares issued and outstanding, respectively	6,855	6,855
Additional paid-in capital	21,408,492	21,132,386
Accumulated deficit	(26,238,840)	(24,529,440)
Non-controlling interest	(12,460)	(11,817)
Total Stockholders' Deficit	(4,835,953)	(3,402,016)

Total Liabilities and Stockholders' Deficit	$4,337,820	$5,835,129

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Convention revenue	$4,936,084	$9,507,647	$8,384,041	$14,501,306

ConBox revenue	10,461	122,823	84,580	471,005

Total revenue	4,946,545	9,630,470	8,468,621	14,972,311

Cost of revenue	5,291,686	7,222,287	8,432,016	10,358,704

Gross profit (loss)	(345,141)	2,408,183	36,605	4,613,607

Operating expenses
Compensation	932,191	1,108,450	1,937,521	2,428,412
Consulting fees	197,983	159,233	327,236	277,251
General and administrative	420,563	665,081	949,804	1,303,437

Total operating expenses	1,550,737	1,932,764	3,214,561	4,009,100

(Loss) income from operations	(1,895,878)	475,419	(3,177,956)	604,507

Other income (expenses)
Interest expense	(92,776)	(79)	(176,674)	(885)
Loss on disposal of equipment	-	-	785	-
Change in fair value of derivative liabilities	(238,069)	-	1,645,372	-
Loss on CONtv joint venture	-	(75,000)	-	(150,000)

Other income (expenses)	(330,845)	(75,079)	1,467,913	(150,885)

(Loss) income before income tax provision	(2,226,723)	400,340	(1,710,043)	453,622

Income tax provision	-	-	-	-

Net (loss) income	(2,226,573)	400,340	(1,709,400)	453,622

Net (loss) income attributable to non-controlling interests	(150)	(439)	(643)	68,953

Net (loss) income attributable to common stockholders	$(2,226,573)	400,779	$(1,709,400)	384,669

(Loss) income per share
Basic	$(0.03)	0.01	$(0.02)	0.01
Diluted	$(0.03)	0.01	$(0.02)	0.01

Weighted average common shares outstanding - basic	68,535,036	51,368,386	68,535,036	51,368,386
Weighted average common shares outstanding - diluted	68,535,036	54,882,175	68,535,036	54,882,175

See accompanying notes to the condensed consolidated financial statements

WIZARD WORLD, INC.

Condensed Consolidated Statement of Stockholders’ (Deficit) Equity

For the Six Months Ended June 30, 2017

(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders'(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance - December 31, 2016	-	$-	68,535,036	$6,855	$21,132,386	$(24,529,440)	$(11,817)	$(3,402,016)

Share-based compensation	-	-	-	-	276,106	-	-	276,106

Net loss	-	-	-	-	-	(1,709,400)	(643)	(1,710,043)

Balance – June 30, 2017	-	$-	68,535,036	$6,855	$21,408,492	$(26,238,840)	$(12,460)	$(4,835,953)

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net (loss) income	$(1,710,043)	$453,622
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	85,538	77,064
Loss on disposal of equipment	785	-
Change in fair value of derivative liabilities	(1,645,372)	-
Accretion of debt discount	24,022	-
Loss on CONtv joint venture	-	150,000
Share-based compensation	276,106	459,269
Changes in operating assets and liabilities:
Accounts receivable	(12,776)	316,663
Inventory	(20,789)	(133,789)
Prepaid convention expenses	(41,298)	247,761
Prepaid rent - related party	55,620	(199,238)
Prepaid insurance	40,159	-
Prepaid taxes	(828)	-
Other prepaid expenses	(9,060)	-
Security deposits	10,504	(9,137)
Accounts payable and accrued expenses	1,598,412	538,069
Unearned revenue	(40,434)	(1,640,154)

Net Cash (Used In) Provided by Operating Activities	(1,389,454)	260,130

Cash Flows from Investing Activities:
Purchase of property and equipment	(92,985)	(103,003)
Investment in CONtv joint venture - net	-	(12,500)

Net Cash Used In Investing Activities	(92,985)	(115,503)

Net change in cash and cash equivalents	(1,482,439)	144,627

Cash and cash equivalents at beginning of reporting period	4,401,217	4,723,699

Cash and cash equivalents at end of reporting period	$2,918,778	4,868,326

Supplemental disclosures of cash flow information:
Interest paid	$-	$936
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of controlling interest of ConBox	$-	$96,781

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

June 30, 2017

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

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a net loss from operations of $3,177,956 and $1,182,246 for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. As a result, prior to the Bristol financing (as described below), these conditions had raised substantial doubt regarding our ability to continue as a going concern beyond August 2018. As of June 30, 2017, we had cash and working capital deficit (excluding the derivative liability) of $2,918,778 and $189,128, respectively.

Effective December 1, 2016, upon the Board of Directors of the Company receiving an independent third-party fairness opinion, the Company entered into the Purchase Agreement with Bristol Investment Fund, Ltd. (the “Purchaser”), an entity controlled by the Chairman of the Company’s Board of Directors, pursuant to which the Company sold to the Purchaser, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture, (ii) Series A Warrants, and (iii) Series B Warrants. Pursuant to the Purchase Agreement, the Company paid $25,000 to the Purchaser and issue to the Purchaser 500,000 shares of Common Stock with a grant date fair value of $85,000 to cover the Purchaser’s legal fees.

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

As of June 30, 2017, the aggregate non-controlling interest in ButtaFyngas was ($12,460). As of December 31, 2016, the aggregate non-controlling interest in Wiz Wizard and ButtaFyngas was ($11,817). The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of June 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $0.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	June 30, 2017	December 31, 2016
Finished goods	$20,789	$-

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

The Company determined that it is not practical to estimate the fair value of the convertible promissory note payable because of its unique nature and the costs that would be incurred to obtain an independent valuation. The Company does not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the convertible note payable and the Company has not been able to develop a valuation model that can be applied consistently in a cost-efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At June 30, 2017 and December 31, 2016, the carrying value of the convertible promissory note payable net of debt discount was $25,478 and $1,456. At June 30, 2017 and December 31, 2016, the Company recorded accrued interest of $176,500 and $25,000, which is included on the Condensed Consolidated Balance Sheets in the accounts payable and accrued expenses line item.

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

The Company utilized the following range of management assumptions in valuing the derivative conversion features during the six months ended June 30, 2017:

Exercise price	$0.12 – 0.14
Risk free interest rate	1.38% - 1.89%
Dividend yield	0.00%
Expected volatility	99.36% - 114.17%
Remaining term	1.50 – 4.42 years

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Embedded conversion feature	$2,091,364	$-	$-	$2,091,364	$2,091,364
Warrant liability	2,762,001	-	-	2,762,001	2,762,001
June 30, 2017	4,853,365	$-	$-	4,853,365	4,853,365

The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the Monte Carlo pricing model. Expected volatility is based on the historical stock price of the Company’s common stock.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six months ended June 30, 2017.

	Warrants	Convertible Note	Total
Balance – December 31, 2016	$3,200,137	$3,298,600	$6,498,737
Change in fair value of derivative liability	(438,136)	(1,207,236)	(1,645,372)
Balance – June 30, 2017	$2,762,001	2,091,364	4,853,365

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

Shipping and handling costs were $4,654 and $110,667 for the three months ended June 30, 2017 and 2016, respectively. Shipping and handling costs were $21,479 and $241,627 for the six months ended June 30, 2017 and 2016, respectively.

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

	For the Three Months Ended
	June 30, 2017	June 30, 2016
Numerator:
Net (loss) income attributable to common stockholders	$(2,226,572)	$400,779
Effect of dilutive securities:
Convertible note - Interest expense and debt discount (net)	-	-
Net change in derivative liabilities - warrants and convertible note	-	-

Diluted net (loss) income	$(2,226,572)	$400,779

Denominator:
Weighted average common shares outstanding - basic	68,535,036	51,368,386
Dilutive securities (a):
Convertible note	-	-
Options	-	3,513,789
Warrants	-	-

Weighted average common shares outstanding and assumed conversion - diluted	68,535,036	54,882,175

Basic net (loss) income per common share	$(0.03)	$0.01

Diluted net (loss) income per common share	$(0.03)	$0.01

(a) - Anti-dilutive options excluded:	37,980,834	10,209,000

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Numerator:
Net (loss) income attributable to common stockholders	$(1,709,400)	$384,669
Effect of dilutive securities:
Convertible note - Interest expense and debt discount (net)	-	-
Net change in derivative liabilities - warrants and convertible note	-	-

Diluted net (loss) income	$(1,709,400)	$384,669

Denominator:
Weighted average common shares outstanding - basic	68,535,036	51,368,386
Dilutive securities (a):
Convertible note	-	-
Options	-	3,513,789
Warrants	-	-

Weighted average common shares outstanding and assumed conversion - diluted	68,535,036	54,882,175

Basic net (loss) income per common share	$(0.02)	$0.01

Diluted net (loss) income per common share	$(0.02)	$0.01

(a) - Anti-dilutive options excluded:	37,980,834	10,209,000

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued the ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. During the six months ended June 30, 2017, the Company adopted the methodologies prescribed by ASU 2015-11 and deemed that the adoption of the ASU did not have a material effect on its financial position or results of operations.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. During the six months ended June 30, 2017, the Company adopted the methodologies prescribed by ASU 2016-09 and deemed that the adoption of the ASU did not have a material effect on its financial position or results of operations.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is evaluating the effect that ASU 2017-11 will have on its financial statements and related disclosures.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2017	December 31, 2016
Computer Equipment	$40,417	$33,858
Equipment	458,510	390,656
Furniture and Fixtures	62,321	45,198
Leasehold Improvements	22,495	22,495
	583,743	492,207
Less: Accumulated depreciation	(361,133)	(276,259)
	$222,610	$215,948

Depreciation expense was $85,538 and $77,064 for the six months ended June 30, 2017 and 2016, respectively.

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

On November 16, 2015, the Company entered that certain A&R Operating Agreement by and among, the Company, Cinedigm, ROAR and Bristol Capital, pursuant to which the Company’s interest in CONtv was reduced to a non-dilutable 10% membership interest. Pursuant to the A&R Operating Agreement, the Company was only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the six months ended June 30, 2017 and 2016, the Company recognized $0 and $150,000 in losses from this venture, respectively.

As of June 30, 2017 and December 31, 2016, the investment in CONtv was $0.

As of June 30, 2017 and December 31, 2016, the Company has a balance due to CONtv of $224,241.

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

During the six months ended June 30, 2017, the Company incurred total expenses of $112,500 for services provided by Bristol. At June 30, 2017, the Company accrued $187,500 of monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $126,176 remains at June 30, 2017. During the six months ended June 30, 2017, the Company incurred total rent expense of $83,268 under the Sublease. See Note 7 for future minimum rent payments due. The sub-lease is a pass-through of costs under a master lease between the sublessor and an unrelated third-party lessor. Bristol is not including a premium nor profiting under the sublease agreement.

Outsourced Marketing

During the six months ended June 30, 2017, the Company utilized outsourced marketing support from a company affiliated with ROAR, which is partially owned by a member of the Board. The Company had expenses of $36,000 and $36,809 during the six months ended June 30, 2017 and 2016. As of June 30, 2017 and December 31, 2016, the outstanding liability due to the affiliate of ROAR was $2,250 and $0, respectively. The Company is not currently utilizing such outsourced marketing services.

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

Upon issuance of the note, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to derivative expense. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $2,474,522 as of June 30, 2017.

The fair value of the embedded conversion feature was estimated using a Monte Carlo pricing model. See Note 3 for the estimates and assumptions used.

Note 7 – Commitments and Contingencies

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board, which leases the premises from a third-party and passes actual and direct cost of the Company’s occupancy through to the Company without any fee, profit or markup. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $126,176 remains at June 30, 2017. During the six months ended June 30, 2017, the Company incurred total rent expense of $83,268 under the Sublease. See below for future minimum rent payments due.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease and sublease are as follows:

Fiscal year ending December 31:
2017 (remainder of year)	$48,708
2018	97,416
2019	97,416
2020	97,416
Thereafter	73,062
$414,018

Obligation to Fund CONtv

On November 16, 2015, pursuant to that certain A&R Operating Agreement for CONtv, the Company’s ownership interest in CONtv was reduced to 10%. In addition, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the six months ended June 30, 2017 and 2016, the Company recognized $0 and $150,000 in losses from this venture, respectively.

As of June 30, 2017 and December 31, 2016, the Company has a balance due to CONtv of $224,241 and $224,241, respectively.

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

Silverman Lawsuit

On January 11, 2017, Arden B. Silverman (“Silverman”), d/b/a Capital Asset Protection, filed a complaint (the “Silverman Complaint”) and commenced a lawsuit against the Company in the Superior Court of California, County of Los Angeles – Central District (the “Silverman Lawsuit”). Silverman brought the claim after being assigned the right title and interest in a claim against the Company by Rogers & Cowan, Inc., a California corporation (Rogers & Cowan). The Silverman Complaint alleges the Company owes $42,600 plus attorney’s fees to Silverman for services provided by Rogers & Cowan to the Company. On April 10, 2017, the Company filed a cross Cross-Complaint in the Silverman Lawsuit against Roger and Cowan, among others (the “Cross-Complaint”). The Cross-Complaint seeks in excess of $90,000 from Rogers & Cowan, among others, and alleges, fraud, negligent misrepresentation, breach of written agreement; breach of covenant of good faith and fair dealings, and violations of Cal. Bus. & Prof. Code §§17200 et seq. The action was concluded by way of settlement agreement with the Company paying a non-material amount to conclude the matter. The action was concluded by the way of a settlement agreement with the Company paying a non-material amount to conclude the matter.

Malinoff Dispute

Randall Malinoff, the Company’s former Chief Operating Officer, who departed from on the Company as of July 5, 2017, is currently engaged in a dispute with the Company. The dispute pertains to his departure from the Company. Both Mr. Malinoff and the Company have retained counsel to engage on the issues in controversy.

With the exception of the foregoing disputes, the Company is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2016	5,319,000		$0.57
Granted		$
Exercised		$
Forfeited/Cancelled	(674,000)		$0.56
Outstanding – June 30, 2017	4,645,000		$0.58
Exercisable – June 30, 2017	3,378,000		$0.56

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 -0.94	4,645,000	2.86 years	$0.58	3,378,000	$0.56

At June 30, 2017, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

The Company recognized an aggregate of $276,106 and $459,269 in compensation expense during the six months ended June 30, 2017 and 2016, respectively, related to option awards. At June 30, 2017, unrecognized stock based compensation was $294,247.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2016	16,666,667		$0.15
Exercisable – December 31, 2016	16,666,667		$0.15
Granted		$
Exercised		$
Forfeited/Cancelled		$
Outstanding – June 30, 2017	16,666,667		$0.15
Exercisable – June 30, 2017	16,666,667		$0.15

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	16,666,667	4.42 years	$0.15	16,666,667	$0.15

At June 30, 2017, the total intrinsic value of warrants outstanding and exercisable was $833,333 and $833,333, respectively.

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

Note 8 – Segment Information

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the six months ended June 30, 2017 and 2016 and as of June 30, 2017 and December 31, 2016, are as follows:

	Conventions	ConBox	Total
Three Months ended June 30, 2017
Revenue	$4,936,084	$10,461	$4,946,545
Cost of revenue	(5,267,353)	(24,333)	(5,291,686)
Gross margin (loss)	(331,269)	(13,872)	(345,141)
Operating expenses	(1,550,096)	(641)	(1,550,737)
Operating loss	(1,881,365)	(14,513)	(1,895,878)

Three Months ended June 30, 2016
Revenue	$9,507,647	$122,823	$9,630,470
Cost of revenue	(6,870,870)	(351,417)	(7,222,287)
Gross margin (loss)	2,636,777	(228,594)	2,408,183
Operating expenses	(1,930,011)	(2,753)	(1,932,764)
Operating profit	706,766	(231,347)	475,419

Six Months Ended June 30, 2017
Revenue	$8,384,041	$84,580	$8,468,621
Cost of revenue	(8,351,855)	(80,161)	(8,432,016)
Gross margin	32,186	4,419	36,605
Operating expenses	(3,185,706)	(28,855)	(3,214,561)
Operating loss	(3,153,520)	(24,436)	(3,177,956)

Six Months Ended June 30, 2016
Revenue	$14,501,306	$471,005	$14,972,311
Cost of revenue	(9,783,283)	(575,421)	(10,358,704)
Gross margin (loss)	4,718,023	(104,416)	4,613,607
Operating expenses	(3,993,276)	(15,824)	(4,009,100)
Operating profit	724,747	(120,240)	604,507

June 30, 2017
Accounts receivable, net	$172,052	$28,543	$200,595
Total assets	3,554,534	222,180	3,776,714
Unearned revenue	1,438,958	95,546	1,534,504

December 31, 2016
Accounts receivable, net	$128,561	$59,258	$187,819
Total assets	5,775,871	59,258	5,835,129
Unearned revenue	1,479,392	95,546	1,574,938

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

Overview

We intend that this discussion provides information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and six months ended June 30, 2017 and 2016, included elsewhere in this report.

We are currently a producer of Comic Conventions across the United States that celebrate movies, television shows, video games, technology, toys, social networking/gaming platforms, comic books and graphic novels. Our Comic Conventions provide entertainment for fans of the pop culture genre, as well as a platform for the sales, marketing, promotions, public relations, advertising and sponsorship opportunities for entertainment companies, toy companies, gaming companies, publishing companies, marketers, corporate sponsors, and retailers which wish to reach our audience.

During the six months ended June 30, 2017, the Company was able to utilize internal controls and operating procedures employed by the Company’s new management during 2016 in order to stabilize the business. With the recently reformed internal controls in place, management continued to carefully analyze new markets for the Company’s Comic Conventions. The Company’s new internal accounting team and new sales team have continued to implement the policies put in place by management throughout 2016. Additionally, the Company is working to greatly refine and enhance its mass media, digital, and grass-roots marketing techniques, and to implement a plan to commence marketing efforts earlier in each market.

Plan of Operation

At present, the Company is engaged primarily in the live event business and derives income mainly from: (i) the production of Comic Conventions, which involves the sales of admissions and exhibitor booth space, and (ii) sale of sponsorships and advertising.

We plan on continuing to enhance our Comic Conventions by featuring a broader array of attractions and an enhanced mix of celebrity talent. Further, we are carefully researching and identifying new geographic markets for our Comic Conventions. It is the intention of the Company to continue to increase top line revenue in 2017 by adding additional conventions, on a touring basis, and by employing more sophisticated techniques to market those conventions. It is also the intention of the Company to continue to employ methods to reduce operating costs.

Concurrently with the Company’s stepped-up efforts in the Comic Convention business, the Company issued a Press Release on August 16, 2017 announcing that it is entering the digital media space. The Company, through the creation of WizPop (a daily news service) and the re-introduction of a digital version of Wizard Magazine, the Company intends to greatly expand its creation of compelling video and editorial content, reaching fans via social media outlets such as Facebook, Twitter, and YouTube, as well as the Company’s website, www.wizardworld.com. It is anticipated that the creation and distribution of text and video editorial content will begin during August 2017. The company believes that it occupies a desirable space in the realm of live and digital platforms.

The Company is also actively exploring other business opportunities that may, or may not come to fruition: Such initiatives may include international digital distribution opportunities, especially in Asia, as well as opportunities for the international production of live events. Concurrently, the Company is looking at the feasibility of creating a fixed installation that will be used for the creation of content and the sales of merchandise. Finally, the Company is exploring combinations, mergers and acquisitions with third party entities to work together on marketing, e-commerce, merchandising and branding initiatives.

We currently expect to produce 22 live events during 2017, although that number of conventions may change as we evaluate locations and venues.

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017	June 30, 2016
Convention revenue	$4,936,084	$9,507,647
ConBox revenue	$10,461	$122,823
Gross profit (loss)	$(345,141)	$2,408,183
Operating expenses	$(1,550,737)	$(1,932,764)
(Loss) income from operations	$(1,895,878)	$475,419
Other income (expenses)	$(330,845)	$(75,079)
Net (loss) income attributable to common shareholder	$(2,226,573)	$400,779
(Loss) income per common share – basic	$(0.03)	$0.01
Income per common share – diluted	$(0.03)	$0.01

Convention Revenue

Convention revenue was $4,936,084 for the three months ended June 30, 2017, as compared to $9,507,647 for the comparable period ended June 30, 2016, a decrease of $4,571,563. The decrease in revenue is primarily attributable to a reduced number of shows run as well as lower attendance at the shows. The Company produced five events during the three months ended June 30, 2017, as compared to seven events during the comparable three months ended June 30, 2016. Average revenue generated per event during the three months ended June 30, 2017 was $987,217 as compared to $1,358,235 during the comparable period in 2016.

ConBox Revenue

ConBox revenue was $10,461 for the three months ended June 30, 2017, as compared to $122,823 for the comparable three months ended June 30, 2016, a decrease of $112,362. The decrease in ConBox revenue is attributable to the new management team’s decision to primarily focus on driving the convention business forward, and to suspend the active production and distribution of ConBox.

Gross Profit (Loss)

Gross profit percentage for the convention segment decreased from a gross profit of 25% during the three months ended June 30, 2016, to a gross deficit of (8%) during the three months ended June 30, 2017. The Company produced five events during the three months ended June 30, 2017, as compared to seven events during the comparable three months ended June 30, 2016. The gross profit percentage decrease was attributable to decreased attendance at each show based on inefficient marketing and reduced celebrity talent.

Gross profit percentage for the ConBox segment decreased from a gross deficit of 186% during the three months ended June 30, 2016, to a gross deficit of 120% during the three months ended June 30, 2017. The gross profit percentage decrease was attributable to a decrease in revenue.

Operating Expenses

Operating expenses for the three months ended June 30, 2017, was $1,550,737, as compared to $1,932,764 for the three months ended June 30, 2016. The change is attributable to enhanced operating efficiency, a decrease in employee compensation and general and administrative expenses offset by a slight increase in consulting expenses. The $176,259 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses decreased by $244,518 since the prior three months’ comparative period due in part to tighter controls.

(Loss) Income from Operations

Loss from operations for the three months ended June 30, 2017, was $1,895,878 as compared to income from operations of $475,419 for the three months ended June 30, 2016. The decrease is primarily attributable to producing three fewer events, declines in attendance, with increased costs in the area of event production and losses on convention improvements designed to enhance the fan experience.

Other Income (Expense)

Other income (expenses) for the three months ended June 30, 2017, was expense of $330,845, as compared to expense of $75,079 for the three months ended June 30, 2016. The change is primarily attributable to the change in fair value of derivative liabilities giving rise to loss of $238,069 during the current quarter, in relation to the derivative liability of the convertible note and related warrants. In addition, the Company recorded $92,776 interest expense during the three months ended June 30, 2017. The Company did not sustain a loss during the three months ended June 30, 2017 on the CONtv joint venture with Cinedigm but recorded a loss of $75,000 during the three months ended June 30, 2016.

Net Income (Loss) Attributable to Common Stockholder

Net income (loss) attributable to common stockholder for the three months ended June 30, 2017, was net loss of $(2,226,723) or loss per basic share of $(0.03), compared to net income of $400,779 or income per basic share of $0.01, for the three months ended June 30, 2016.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Six Months Ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017	June 30, 2016
Convention revenue	$8,384,041	$14,501,306
ConBox revenue	$84,580	$471,005
Gross profit	$36,605	$4,613,607
Operating expenses	$(3,214,561)	$(4,009,100)
(Loss) income from operations	$(3,177,956)	$604,507
Other income (expenses)	$1,467,913	$(150,885)
Net income (loss) attributable to common shareholder	$(1,710,043)	$384,669
Income (loss) per common share – basic	$(0.02)	$0.01
Income (loss) per common share – diluted	$(0.02)	$0.01

Convention Revenue

Convention revenue was $8,384,041 for the six months ended June 30, 2017, as compared to $14,501,306 for the comparable period ended June 30, 2016, a decrease of $6,117,265. The decrease in revenue is primarily attributable to the decreased number of shows run as well as lower attendance at the shows. The Company produced eight events during the six months ended June 30, 2017, as compared to eleven events during the comparable six months ended June 30, 2016. Average revenue generated per event during the six months ended June 30, 2017 was $1,048,005 as compared to $1,318,301 during the comparable period in 2016.

ConBox Revenue

ConBox revenue was $84,580 for the six months ended June 30, 2017, as compared to $471,005 for the comparable six months ended June 30, 2016, a decrease of $386,425. The decrease in ConBox revenue is attributable to the new management team’s decision to primarily focus on driving the convention business forward, and not continuing with the ConBox operation.

Gross Profit

Gross profit percentage for the convention segment decreased from a gross profit of 31% during the six months ended June 30, 2016, to a gross profit of 1% during the six months ended June 30, 2017. The Company produced eight events during the six months ended June 30, 2017, as compared to eleven events during the comparable six months ended June 30, 2016. The gross profit percentage decrease was attributable to decreased attendance at each show based on inefficient marketing and reduced celebrity talent.

Gross profit percentage for the ConBox segment increased from a gross deficit of 22% during the six months ended June 30, 2016, to a gross profit of 5% during the six months ended June 30, 2017. The gross profit percentage increase was attributable to an overall decrease in fulfillment costs.

Operating Expenses

Operating expenses for the six months ended June 30, 2017, was $3,214,561, as compared to $4,009,100 for the six months ended June 30, 2016. The change is attributable to a decrease in employee compensation and general and administrative expenses offset by a slight increase in consulting expenses. The $490,891 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses decreased by $353,633 since the prior six months’ comparative period due to a decrease in service fees, travel and web development.

(Loss) Income from Operations

Loss from operations for the six months ended June 30, 2017, was $3,177,956 as compared to income from operations of $604,507 for the six months ended June 30, 2016. The decrease is primarily attributable to producing three fewer events, combined with increased costs in the area of event production and overall losses for the conventions as discussed above.

Other Income (Expense)

Other income (expenses) for the six months ended June 30, 2017, was income of $1,467,913, as compared to expense of $150,885 for the six months ended June 30, 2016. The change is primarily attributable to the change in fair value of derivative liabilities giving rise to income of $1,645,372 during the current quarter, in relation to the derivative liability of the convertible note and related warrants. Offsetting the gain on change in derivative fair value, the Company recorded $176,674 interest expense during the three months ended June 30, 2017. The Company did not sustain a loss during the six months ended June 30, 2017 on the CONtv joint venture with Cinedigm but recorded a loss of $150,000 during the three months ended June 30, 2016.

Net Income (Loss) Attributable to Common Stockholder

Net (loss) income attributable to common stockholder for the six months ended June 30, 2017, was net loss of $(1,709,400) or loss per basic share of $(0.02), compared to a net income of $384,669 or income per basic share of $0.01, for the six months ended June 30, 2016.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit at June 30, 2017 compared to December 31, 2016:

	June 30, 2017	December 31, 2016	Increase/(Decrease)
Current Assets	$4,105,802	$5,599,269	$(1,493,467)
Current Liabilities	$9,148,295	$9,235,689	$(87,394)
Working Capital Deficit	$(5,042,493)	$(3,636,420)	$(1,406,073)

At June 30, 2017, we had working capital deficit of $5,042,493, as compared to working capital deficit of $3,636,420, at December 31, 2016, a decrease of $1,406,073. The decrease is primarily attributable to a decrease in cash and cash equivalents, decreases in accounts receivable and prepaid expenses and an increase in accounts payable and accrued expenses. These were offset by decreases in derivative liabilities.

Net Cash

Net cash (used in) provided by operating activities for the six months ended June 30, 2017 and 2016, was $(1,389,454) and $260,130, respectively. The net (loss) income for the six months ended June 30, 2017 and 2016 was $(1,710,043) and $453,622, respectively.

Going Concern Analysis

The Company had a net loss from operations of $3,177,956 and $1,182,246 for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively. As a result, prior to the Bristol financing (as discussed below), these conditions had raised substantial doubt regarding our ability to continue as a going concern beyond August 2018. As of June 30, 2017, we had cash and working capital deficit (excluding the derivative liability) of $2,918,778 and $189,128, respectively.

Effective December 1, 2016, upon the Board of Directors of the Company receiving an independent third-party fairness opinion, the Company entered into the Purchase Agreement with Bristol Investment Fund, Ltd. (the “Purchaser”), an entity controlled by the Chairman of the Company’s Board of Directors, pursuant to which the Company sold to the Purchaser, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture, (ii) Series A Warrants, and (iii) Series B Warrants. Pursuant to the Purchase Agreement, the Company paid $25,000 to the Purchaser and issue to the Purchaser 500,000 shares of Common Stock with a grant date fair value of $85,000 to cover the Purchaser’s legal fees.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, the Company had no off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Silverman Lawsuit

On January 11, 2017, Arden B. Silverman (“Silverman”), d/b/a Capital Asset Protection, filed a complaint (the “Silverman Complaint”) and commenced a lawsuit against the Company in the Superior Court of California, County of Los Angeles – Central District (the “Silverman Lawsuit”). Silverman brought the claim after being assigned the right title and interest in a claim against the Company by Rogers & Cowan, Inc., a California corporation (Rogers & Cowan). The Silverman Complaint alleges the Company owes $42,600 plus attorney’s fees to Silverman for services provided by Rogers & Cowan to the Company. On April 10, 2017, the Company filed a cross Cross-Complaint in the Silverman Lawsuit against Rogers and Cowan, among others (the “Cross-Complaint”). The Cross-Complaint seeks in excess of $90,000 from Rogers & Cowan, among others, and alleges, fraud, negligent misrepresentation, breach of written agreement; breach of covenant of good faith and fair dealings, and violations of Cal. Bus. & Prof. Code §§17200 et seq. The Silverman lawsuit was settled by payment of a non-material amount by the Company.

Malinoff Dispute

Randall Malinoff, the Company’s former Chief Operating Officer, who departed from on the Company as of July 5, 2017, is currently engaged in a dispute with the Company. The dispute pertains to his departure from the Company. Both Mr. Malinoff and the Company have retained counsel to engage on the issues in controversy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

WIZARD WORLD, INC.

Date: August 21, 2017	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

