Form 10-Q
period 2017-09-30
Wizard World, Inc.
filed 2017-11-14
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

As of November 13, 2017, there were 68,535,036 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

September 30, 2017

Wizard World, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,176,034	$4,401,217
Accounts receivable, net	474,186	187,819
Inventory	12,368	-
Prepaid convention expenses	313,979	704,711
Prepaid insurance	101,566	96,076
Prepaid rent - related party	101,091	181,796
Prepaid taxes	14,605	13,984
Other prepaid expenses	20,708	13,666
Total Current Assets	2,214,537	5,599,269

Property and equipment, net	192,832	215,948

Security deposits	9,408	19,912

Total Assets	$2,416,777	$5,835,129

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,765,689	$937,773
Unearned revenue	738,789	1,574,938
Derivative liabilities - related party	7,159,835	6,498,737
Due to CONtv joint venture - net	224,241	224,241

Total Current Liabilities	10,888,554	9,235,689

Non-current Liabilities:
Convertible promissory note - related party, net	61,222	1,456

Total Non-current Liabilities	61,222	1,456

Total Liabilities	10,949,776	9,237,145

Commitments and contingencies

Stockholders' Deficit
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated, respectively	-	-
Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted, respectively	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 68,535,036 and 68,535,036 shares issued and outstanding, respectively	6,855	6,855
Additional paid-in capital	21,406,885	21,132,386
Accumulated deficit	(29,934,279)	(24,529,440)
Non-controlling interest	(12,460)	(11,817)
Total Stockholders' Deficit	(8,532,999)	(3,402,016)

Total Liabilities and Stockholders' Deficit	$2,416,777	$5,835,129

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Convention revenue	$5,233,283	$6,267,631	$13,617,324	$20,768,937

ConBox revenue	-	137,020	84,580	608,025

Total revenue	5,233,283	6,404,651	13,701,904	21,376,962

Cost of revenue	5,238,258	3,964,711	13,670,274	14,323,415

Gross profit (loss)	(4,975)	2,439,940	31,630	7,053,547

Operating expenses
Compensation	690,640	1,203,820	2,628,161	3,632,232
Consulting fees	209,859	161,637	537,095	438,888
General and administrative	371,427	598,019	1,321,231	1,901,456

Total operating expenses	1,271,926	1,963,476	4,486,487	5,972,576

(Loss) income from operations	(1,276,901)	476,464	(4,454,857)	1,080,971

Other income (expenses)
Interest expense	(112,068)	(92)	(288,742)	(977)
Loss on disposal of equipment	-	(36,876)	(785)	(36,876)
Change in fair value of derivative liabilities	(2,306,470)	-	(661,098)
Loss on CONtv joint venture	-	(75,000)	-	(225,000)

Other income (expenses)	(2,418,538)	(111,968)	(950,625)	(262,853)

(Loss) income before income tax provision	(3,695,439)	364,496	(5,405,482)	818,118

Income tax provision	-	-	-	-

Net (loss) income	(3,695,439)	364,496	(5,404,839)	818,118

Net (loss) income attributable to non-controlling interests	-	(720)	(643)	68,233

Net (loss) income attributable to common stockholders	$(3,695,439)	$365,216	$(5,404,839)	$749,885

(Loss) income per share
Basic	$(0.05)	$0.01	$(0.08)	$0.01
Diluted	$(0.05)	$0.01	$(0.08)	$0.01

Weighted average common shares outstanding - basic	68,535,036	51,368,386	68,535,036	51,368,386
Weighted average common shares outstanding - diluted	68,535,036	51,368,386	68,535,036	51,368,386

See accompanying notes to the condensed consolidated financial statements

WIZARD WORLD, INC.

Condensed Consolidated Statement of Stockholders’ (Deficit) Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders'(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance - December 31, 2016	-	$-	68,535,036	$6,855	$21,132,386	$(24,529,440)	$(11,817)	$(3,402,016)

Share-based compensation	-	-	-	-	274,499	-	-	274,499

Net loss	-	-	-	-	-	(5,404,839)	(643)	(5,405,482)

Balance – September 30, 2017	-	$-	68,535,036	$6,855	$21,406,885	$(29,934,279)	$(12,460)	$(8,532,999)

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net (loss) income	$(5,405,482)	$818,118
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	119,511	117,589
Loss on disposal of equipment	785	36,876
Change in fair value of derivative liabilities	661,098	-
Accretion of debt discount	59,766	-
Loss on CONtv joint venture	-	225,000
Share-based compensation	274,499	642,708
Changes in operating assets and liabilities:
Accounts receivable	(286,367)	141,122
Inventory	(12,368)	(132,039)
Prepaid convention expenses	390,732	522,210
Prepaid rent	80,705	(191,120)
Prepaid insurance	(5,490)	-
Prepaid taxes	(621)	-
Other prepaid expenses	(7,042)	-
Security deposits	10,504	(10,312)
Accounts payable and accrued expenses	1,827,916	(194,286)
Unearned revenue	(836,149)	(3,221,138)

Net Cash Used In by Operating Activities	(3,128,003)	(1,245,272)

Cash Flows from Investing Activities:
Purchase of property and equipment	(97,180)	(144,871)
Proceeds received on disposal of equipment	-	4,850
Investment in CONtv joint venture - net	-	(150,000)

Net Cash Used In Investing Activities	(97,180)	(290,021)

Net change in cash and cash equivalents	(3,225,183)	(1,535,293)

Cash and cash equivalents at beginning of reporting period	4,401,217	4,723,699

Cash and cash equivalents at end of reporting period	$1,176,034	$3,188,406

Supplemental disclosures of cash flow information:
Interest paid	$-	$1,028
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of controlling interest of ConBox	$-	$96,781

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

September 30, 2017

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

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a loss from operations of $4,454,857 and $1,182,246 for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. As of September 30, 2017, we had cash and working capital deficit (excluding the derivative liability) of $1,176,034 and $1,514,182, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and have concluded that, due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern through November 2018.

If necessary, management believes that both related parties (management and members of the Board of Directors of the Company) and potential external sources of debt and/or equity financing may be obtained based on management’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

As of September 30, 2017, the aggregate non-controlling interest in ButtaFyngas was ($12,460). As of December 31, 2016, the aggregate non-controlling interest in Wiz Wizard and ButtaFyngas was ($11,817). The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of September 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $0.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	September 30, 2017	December 31, 2016
Finished goods	$12,368	$-

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

The Company determined that it is not practical to estimate the fair value of the convertible promissory note payable because of its unique nature and the costs that would be incurred to obtain an independent valuation. The Company does not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the convertible note payable and the Company has not been able to develop a valuation model that can be applied consistently in a cost-efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2017 and December 31, 2016, the carrying value of the convertible promissory note payable net of debt discount was $61,222 and $1,456. At September 30, 2017 and December 31, 2016, the Company recorded accrued interest of $253,000 and $25,000, which is included on the Condensed Consolidated Balance Sheets in the accounts payable and accrued expenses line item.

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

The Company utilized the following range of management assumptions in valuing the derivative conversion features during the nine months ended September 30, 2017:

Exercise price	$0.12 – 0.14
Risk free interest rate	1.38% - 1.77%
Dividend yield	0.00%
Expected volatility	102.27% - 112.10%
Remaining term	1.25 – 4.17 years

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets as follows:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Embedded conversion feature	$3,599,906	$-	$-	$3,599,906	$3,599,906
Warrant liability	3,559,929	-	-	3,559,929	3,559,929
September 30, 2017	$7,159,835	$-	$-	$7,159,835	$7,159,835

The unobservable level 3 inputs used by the Company was the expected volatility assumption used in the Monte Carlo pricing model. Expected volatility is based on the historical stock price of the Company’s common stock.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2017.

	Warrants	Convertible Note	Total
Balance – December 31, 2016	$3,200,137	$3,298,600	$6,498,737
Change in fair value of derivative liability	359,792	301,306	661,098
Balance – September 30, 2017	$3,559,929	$3,599,906	$7,159,835

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

Convention revenue is generally earned upon completion of the convention. Unearned convention revenue are deposits received for conventions that have not yet taken place, which are fully or partially refundable depending upon the terms and conditions of the agreements.

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

Shipping and handling costs were $0 and $2,266 for the three months ended September 30, 2017 and 2016, respectively. Shipping and handling costs were $21,479 and $241,627 for the nine months ended September 30, 2017 and 2016, respectively.

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

	For the Three Months Ended
	September 30, 2017	September 30, 2016
Numerator:
Net (loss) income attributable to common stockholders	$(3,695,439)	365,216
Effect of dilutive securities:
Convertible note - Interest expense and debt discount (net)	-	-
Net change in derivative liabilities - warrants and convertible note	-	-

Diluted net (loss) income	$(3,695,439)	365,216

Denominator:
Weighted average common shares outstanding - basic	68,535,036	51,368,386
Dilutive securities (a):
Convertible note	-	-
Options	-	-
Warrants	-	-

Weighted average common shares outstanding and assumed conversion - diluted	68,535,036	51,368,386

Basic net (loss) income per common share	$(0.05)	0.01

Diluted net (loss) income per common share	$(0.05)	0.01

(a) - Anti-dilutive securities (options, warrants and convertible notes) excluded:	37,976,334	4,419,000

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Numerator:
Net (loss) income attributable to common stockholders	$(5,404,839)	$749,885
Effect of dilutive securities:
Convertible note - Interest expense and debt discount (net)	-	-
Net change in derivative liabilities - warrants and convertible note	-	-

Diluted net (loss) income	$(5,404,839)	$749,885

Denominator:
Weighted average common shares outstanding - basic	68,535,036	51,368,386
Dilutive securities (a):
Convertible note	-	-
Options	-	-
Warrants	-	-

Weighted average common shares outstanding and assumed conversion - diluted	68,535,036	51,368,386

Basic net (loss) income per common share	$(0.08)	$0.01

Diluted net (loss) income per common share	$(0.08)	$0.01

(a) - Anti-dilutive securities (options, warrants and convertible notes) excluded:	37,976,334	4,419,000

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued the ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. During the nine months ended September 30, 2017, the Company adopted the methodologies prescribed by ASU 2015-11 and deemed that the adoption of the ASU did not have a material effect on its financial position or results of operations.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. During the nine months ended September 30, 2017, the Company adopted the methodologies prescribed by ASU 2016-09 and deemed that the adoption of the ASU did not have a material effect on its financial position or results of operations.

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

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The new standard, among other things, provides additional implementation guidance with respect to Accounting Standards Codification (ASC) Topic 606 and ASC Topic 842. ASU 2017-03 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard, but does not expect it to have a material impact on its implementation strategies or its consolidated financial statements upon adoption.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2017	December 31, 2016
Computer Equipment	$42,195	$33,858
Equipment	460,927	390,656
Furniture and Fixtures	62,321	45,198
Leasehold Improvements	22,495	22,495
	587,938	492,207
Less: Accumulated depreciation	(395,106)	(276,259)
	$192,832	$215,948

Depreciation expense was $119,511 and $117,589 for the nine months ended September 30, 2017 and 2016, respectively.

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

For the nine months ended September 30, 2017 and 2016, the Company recognized $0 and $225,000 in losses from this venture, respectively.

As of September 30, 2017 and December 31, 2016, the investment in CONtv was $0.

As of September 30, 2017 and December 31, 2016, the Company has a balance due to CONtv of $224,241.

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

During the nine months ended September 30, 2017, the Company incurred total expenses of $168,750 for services provided by Bristol. At September 30, 2017, the Company accrued $187,500 of monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $101,091 remains at September 30, 2017. During the nine months ended September 30, 2017, the Company incurred total rent expense of $108,353 under the Sublease. See Note 7 for future minimum rent payments due. The sub-lease is a pass-through of costs under a master lease between the sublessor and an unrelated third-party lessor. Bristol is not including a premium nor profiting under the sublease agreement.

Outsourced Marketing

During the nine months ended September 30, 2017, the Company utilized outsourced marketing support from a company affiliated with ROAR, which is partially owned by a member of the Board. The Company had expenses of $36,000 and $36,809 during the nine months ended September 30, 2017 and 2016. As of September 30, 2017 and December 31, 2016, the outstanding liability due to the affiliate of ROAR was $2,250 and $0, respectively. The Company is not currently utilizing such outsourced marketing services.

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

The Debenture with an initial principal balance of $2,500,000, due December 30, 2018 (the “Maturity Date”), will accrue interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2017, (ii) on each date the Purchaser converts, in whole or in part, the Debenture into Common Stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the outstanding principal of the Debenture (only as to that principal amount then being redeemed) and on the Maturity Date. The Debenture is convertible into shares of the Company’s Common Stock at any time at the option of the holder, at an initial conversion price of $0.15 per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $0.15 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date.

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

Upon issuance of the note, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to derivative expense. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $2,438,778 as of September 30, 2017.

The fair value of the embedded conversion feature was estimated using a Monte Carlo pricing model. See Note 3 for the estimates and assumptions used.

Note 7 – Commitments and Contingencies

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board, which leases the premises from a third-party and passes actual and direct cost of the Company’s occupancy through to the Company without any fee, profit or markup. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $101,091 remains at September 30, 2017. During the nine months ended September 30, 2017, the Company incurred total rent expense of $108,353 under the Sublease. See below for future minimum rent payments due.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease and sublease are as follows:

Fiscal year ending December 31:
2017 (remainder of year)	$24,354
2018	97,416
2019	97,416
2020	97,416
Thereafter	73,062
$389,664

Obligation to Fund CONtv

On November 16, 2015, pursuant to that certain A&R Operating Agreement for CONtv, the Company’s ownership interest in CONtv was reduced to 10%. In addition, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the nine months ended September 30, 2017 and 2016, the Company recognized $0 and $225,000 in losses from this venture, respectively.

As of September 30, 2017 and December 31, 2016, the Company has a balance due to CONtv of $224,241 and $224,241, respectively.

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

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2016	5,319,000	$0.57
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(676,000)	$0.56
Outstanding – September 30, 2017	4,643,000	$0.58
Exercisable – September 30, 2017	3,628,000	$0.56

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 -0.94	4,643,000	2.58 years	$0.58	3,628,000	$0.56

At September 30, 2017, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

The Company recognized an aggregate of $274,499 and $642,708 in compensation expense during the nine months ended September 30, 2017 and 2016, respectively, related to option awards. At September 30, 2017, unrecognized stock based compensation was $355,967.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2016	16,666,667	$0.15
Exercisable – December 31, 2016	16,666,667	$0.15
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2017	16,666,667	$0.15
Exercisable – September 30, 2017	16,666,667	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	16,666,667	4.42 years	$0.15	16,666,667	$0.15

At September 30, 2017, the total intrinsic value of warrants outstanding and exercisable was $1,953,333 and $1,953,333, respectively.

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

Note 8 – Segment Information

The Company evaluates performance of its operating segments based on revenue and operating profit (loss). Segment information for the nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016, are as follows:

	Conventions	ConBox	Total
Three Months ended September 30, 2017
Revenue	$5,233,283	-	5,233,283
Cost of revenue	(5,238,258)	-	(5,238,258)
Gross loss	(4,975)	-	(4,975)
Operating expenses	(1,271,247)	(679)	(1,271,926)
Operating loss	(1,276,222)	(679)	(1,276,901)

Three Months ended September 30, 2016
Revenue	$6,267,631	$137,020	$6,404,651
Cost of revenue	(3,888,811)	(75,900)	(3,964,711)
Gross margin (loss)	2,378,820	61,120	2,439,940
Operating expenses	(1,962,080)	(1,396)	(1,963,476)
Operating profit	416,740	59,724	476,464

Nine Months Ended September 30, 2017
Revenue	$13,617,324	$84,580	$13,701,904
Cost of revenue	(13,590,113)	(80,161)	(13,670,274)
Gross margin (loss)	27,211	4,419	31,630
Operating expenses	(4,456,953)	(29,534)	(4,486,487)
Operating loss	(4,429,742)	(25,115)	(4,454,857)

Nine Months Ended September 30, 2016
Revenue	$20,768,937	$608,025	$21,376,962
Cost of revenue	(13,672,094)	(651,321)	(14,323,415)
Gross margin (loss)	7,096,843	(43,296)	7,053,547
Operating expenses	(5,958,148)	(14,428)	(5,972,576)
Operating profit (loss)	1,138,695	(57,724)	1,080,971

September 30, 2017
Accounts receivable, net	$474,186	$-	$474,186
Total assets	2,416,777	-	2,416,777
Unearned revenue	738,789	-	738,789

December 31, 2016
Accounts receivable, net	$128,561	$59,258	$187,819
Total assets	5,775,871	59,258	5,835,129
Unearned revenue	1,479,392	95,546	1,574,938

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

Overview

We intend that this discussion provides information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and nine months ended September 30, 2017 and 2016, included elsewhere in this report.

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

During the nine months ended September 30, 2017, the Company was able to utilize internal controls and operating procedures employed by the Company’s new management during 2016 in order to stabilize the business. With the recently reformed internal controls in place, management continued to carefully analyze new markets for the Company’s Comic Conventions. The Company’s new internal accounting team and new sales team have continued to implement the policies put in place by management throughout 2016. Additionally, the Company is working to greatly refine and enhance its mass media, digital, and grass-roots marketing techniques, and to implement a plan to commence marketing efforts earlier in each market.

Plan of Operation

At present, the Company is engaged primarily in the live event business and derives income mainly from: (i) the production of Comic Conventions, which involves the sales of admissions and exhibitor booth space, and (ii) sale of sponsorships and advertising.

We plan on continuing to enhance our Comic Conventions by featuring a broader array of attractions and an enhanced mix of celebrity talent. Further, we are carefully researching and identifying new geographic markets for our Comic Conventions. It is the intention of the Company to continue to increase top line revenue by employing more sophisticated techniques to market those conventions. It is also the intention of the Company to continue to employ methods to reduce operating costs.

Concurrently with the Company’s stepped-up efforts in the Comic Convention business, the Company issued a Press Release on August 16, 2017 announcing that it is entering the digital media space. The Company, through the creation of WizPop (a daily news service) and the re-introduction of a digital version of Wizard Magazine, the Company intends to greatly expand its creation of compelling video and editorial content, reaching fans via social media outlets such as Facebook, Twitter, and YouTube, as well as the Company’s website, www.wizardworld.com. The creation and distribution of text and video editorial content began during August 2017. The company believes that it occupies a desirable space in the realm of live and digital platforms.

The Company is also actively exploring other business opportunities that may, or may not come to fruition: Such initiatives may include international digital distribution opportunities, especially in Asia, as well as opportunities for the international production of live events. Concurrently, the Company is looking at the feasibility of creating a fixed installation that will be used for the creation of content and the sales of merchandise. Finally, the Company is exploring combinations, mergers and acquisitions with third party entities to work together on marketing, e-commerce, merchandising and branding initiatives. The Company has also announced that it has obtained the right to program two channels in China, one being a linear advertising supported channel and the other an SVOD channel. The Company is actively engaging in discussions with content suppliers to program the channels.

We currently expect to produce 14 live events during 2017, although that number of conventions may change as we evaluate locations and venues.

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017	September 30, 2016
Convention revenue	$5,233,283	$6,267,631
ConBox revenue	$-	$137,020
Gross profit (loss)	$(4,975)	$2,439,640
Operating expenses	$(1,271,926)	$(1,963,476)
(Loss) income from operations	$(1,276,901)	$476,464
Other income (expenses)	$(2,418,538)	$(111,968)
Net (loss) income attributable to common shareholder	$(3,695,439)	$365,216
(Loss) income per common share – basic	$(0.05)	$0.01
Income per common share – diluted	$(0.05)	$0.01

Convention Revenue

Convention revenue was $5,233,283 for the three months ended September 30, 2017, as compared to $6,267,631 for the comparable period ended September 30, 2016, a decrease of $1,034,348. The decrease in revenue is primarily attributable to lower attendance at the shows. The Company produced four events during the three months ended September 30, 2017, as compared to four events during the comparable three months ended September 30, 2016. Average revenue generated per event during the three months ended September 30, 2017 was $1,308,321 as compared to $1,566,908 during the comparable period in 2016.

ConBox Revenue

ConBox revenue was $0 for the three months ended September 30, 2017, as compared to $137,020 for the comparable three months ended September 30, 2016, a decrease of $137,020. The decrease in ConBox revenue is attributable to the new management team’s decision to primarily focus on driving the convention business forward, and to suspend the active production and distribution of ConBox.

Gross Profit (Loss)

Gross profit percentage for the convention segment decreased from a gross profit of 38% during the three months ended September 30, 2016, to a gross deficit of (0.1%) during the three months ended September 30, 2017. The Company produced four events during the three months ended September 30, 2017, as compared to four events during the comparable three months ended September 30, 2016. The gross profit percentage decrease was attributable to decreased attendance at each show.

Gross profit percentage for the ConBox segment decreased from a gross margin of 44.6% during the three months ended September 30, 2016, to a gross deficit of 0% during the three months ended September 30, 2017. The gross profit percentage decrease was attributable to a decrease in revenue.

Operating Expenses

Operating expenses for the three months ended September 30, 2017, was $1,271,926, as compared to $1,963,476 for the three months ended September 30, 2016. The change is attributable to enhanced operating efficiency, a decrease in employee compensation and general and administrative expenses offset by a slight increase in consulting expenses. The $513,180 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses decreased by $226,592 since the prior three months’ comparative period due in part to tighter controls over spending.

(Loss) Income from Operations

Loss from operations for the three months ended September 30, 2017, was $1,271,901 as compared to income from operations of $476,464 for the three months ended September 30, 2016. The decrease is primarily attributable to declines in attendance, with increased costs in the area of event production and losses on convention improvements designed to enhance the fan experience.

Other Income (Expense)

Other income (expenses) for the three months ended September 30, 2017, was expense of $2,418,538, as compared to expense of $111,968 for the three months ended September 30, 2016. The change is primarily attributable to the change in fair value of derivative liabilities giving rise to loss of $2,306,470 during the current quarter, in relation to the derivative liability of the convertible note and related warrants. In addition, the Company recorded $112,068 interest expense during the three months ended September 30, 2017. The Company did not sustain a loss during the three months ended September 30, 2017 on the CONtv joint venture with Cinedigm but recorded a loss of $36,876 during the three months ended September 30, 2016 upon the disposal of equipment.

Net Income (Loss) Attributable to Common Stockholder

Net income (loss) attributable to common stockholder for the three months ended September 30, 2017, was net loss of $(3,695,439) or loss per basic share of $(0.05), compared to net income of $365,216 or income per basic share of $0.01, for the three months ended September 30, 2016.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Nine Months Ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Convention revenue	$13,617,324	$20,768,937
ConBox revenue	$84,580	$608,025
Gross profit	$31,630	$7,053,547
Operating expenses	$(4,486,487)	$(5,972,576)
(Loss) income from operations	$(4,454,857)	$1,080,971
Other income (expenses)	$(950,625)	$(262,853)
Net (loss) income attributable to common shareholder	$(5,404,839)	$749,885
(Loss) income per common share – basic	$(0.08)	$0.01
(Loss) income per common share – diluted	$(0.08)	$0.01

Convention Revenue

Convention revenue was $13,617,324 for the nine months ended September 30, 2017, as compared to $20,768,937 for the comparable period ended September 30, 2016, a decrease of $7,151,613. The decrease in revenue is primarily attributable to the decreased number of shows run as well as lower attendance at the shows. The Company produced twelve events during the nine months ended September 30, 2017, as compared to fifteen events during the comparable nine months ended September 30, 2016. Average revenue generated per event during the nine months ended September 30, 2017 was $1,134,777 as compared to $1,384,596 during the comparable period in 2016.

ConBox Revenue

ConBox revenue was $84,580 for the nine months ended September 30, 2017, as compared to $608,025 for the comparable nine months ended September 30, 2016, a decrease of $523,445. The decrease in ConBox revenue is attributable to the new management team’s decision to primarily focus on driving the convention business forward, and not continuing with the ConBox operation.

Gross Profit

Gross profit percentage for the convention segment decreased from a gross profit of 34% during the nine months ended September 30, 2016, to a gross profit of 0.2% during the nine months ended September 30, 2017. The Company produced twelve events during the nine months ended September 30, 2017, as compared to fifteen events during the comparable nine months ended September 30, 2016. The gross profit percentage decrease was attributable to decreased attendance at each show based on inefficient marketing and reduced celebrity talent.

Gross profit percentage for the ConBox segment increased from a gross deficit of 7% during the nine months ended September 30, 2016, to a gross profit of 5% during the nine months ended September 30, 2017. The gross profit percentage increase was attributable to an overall decrease in fulfillment costs.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017, was $4,486,487, as compared to $5,972,576 for the nine months ended September 30, 2016. The change is attributable to a decrease in employee compensation and general and administrative expenses offset by a slight increase in consulting expenses. The $1,004,071 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses decreased by $580,225 since the prior nine months’ comparative period due to a decrease in service fees, travel and web development.

(Loss) Income from Operations

Loss from operations for the nine months ended September 30, 2017, was $4,454,857 as compared to income from operations of $1,080,971 for the nine months ended September 30, 2016. The decrease is primarily attributable to producing three fewer events, combined with increased costs in the area of event production and overall losses for the conventions as discussed above.

Other Income (Expense)

Other income (expenses) for the nine months ended September 30, 2017, was expense of $950,625, as compared to expense of $262,853 for the nine months ended September 30, 2016. The change is primarily attributable to the change in fair value of derivative liabilities giving rise to a loss of $661,098 during the current quarter, in relation to the derivative liability of the convertible note and related warrants. In addition, the Company recorded $288,742 interest expense during the nine months ended September 30, 2017. The Company did not sustain a loss during the nine months ended September 30, 2017 on the CONtv joint venture with Cinedigm but recorded a loss on the CONtv joint venture of $225,000 and a loss of $36,876 upon the disposal of equipment during the nine months ended September 30, 2016.

Net Income (Loss) Attributable to Common Stockholder

Net (loss) income attributable to common stockholder for the nine months ended September 30, 2017, was net loss of $(5,404,839) or loss per basic share of $(0.08), compared to a net income of $749,885 or income per basic share of $0.01, for the nine months ended September 30, 2016.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital deficit at September 30, 2017 compared to December 31, 2016:

	September 30, 2017	December 31, 2016	Increase/(Decrease)
Current Assets	$2,214,537	$5,599,269	$(3,384,732)
Current Liabilities	$10,888,554	$9,235,689	$1,652,865
Working Capital Deficit	$(8,674,017)	$(3,636,420)	$(5,037,597)

At September 30, 2017, we had working capital deficit of $8,674,017, as compared to working capital deficit of $3,636,420, at December 31, 2016, a decrease of $5,037,597. The decrease is primarily attributable to a decrease in cash and cash equivalents, prepaid expenses and an increase in accounts payable and accrued expenses and derivative liabilities. These were offset by increases in accounts receivable and decreases in unearned revenue.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2017 and 2016, was $3,128,003 and $1,245,272, respectively. The net (loss) income for the nine months ended September 30, 2017 and 2016 was $(5,405,482) and $818,118, respectively.

Going Concern Analysis

The Company had a loss from operations of $4,454,857 and $1,182,246 for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. As of September 30, 2017, we had cash and working capital deficit (excluding the derivative liability) of $1,176,034 and $1,514,182, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations and have concluded that, due to these conditions, there is substantial doubt about the Company’s ability to continue as a going concern through November 2018.

If necessary, management believes that both related parties (management and members of the Board of Directors of the Company) and potential external sources of debt and/or equity financing may be obtained based on management’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

WIZARD WORLD, INC.

Date: November 14, 2017	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

