Form 10-K
period 2017-12-31
Wizard World, Inc.
filed 2018-04-02
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, based on a closing price of $0.20 was $3,981,938. As of April 2, 2018, the registrant had 68,535,036 shares of its common stock, par value $0.0001 per share, outstanding.

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

Our Company

Through our operating subsidiary Conventions, the Company is a producer of “pop culture” live multimedia conventions across the United States. These live multimedia conventions provide a social networking and entertainment venue for enthusiasts of movies, TV shows, video games, technology, toys, social networking/gaming, comic books, anime, and graphic novels. The Company is also moving forward with initiatives that will enhance the Company’s current operations.

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

On December 29, 2014, the Company and a member of the Board of Directors (the “Board”) of the Company formed Wiz Wizard, LLC (“Wiz Wizard”) in the State of Delaware. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company. Consequently, Wiz Wizard is a wholly-owned subsidiary of the Company. Wiz Wizard is not currently active.

On April 10, 2015, the Company and a third-party formed ButtaFyngas, LLC in the State of Delaware. The Company owns fifty percent (50%) of the membership interests. ButtaFyngas, LLC is not currently active.

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

Conventions

Conventions has been producing Comic Conventions since July 1997.

In 2017, Conventions produced 14 Comic Conventions in the following cities: (i) Portland, OR; (ii) New Orleans, LA; (iii) Madison, WI; (iv) Cleveland, OH; (v) Chicago, IL; (vi) Minneapolis, MN; (vii) Philadelphia, PA; (viii) St Louis, MO; (ix) Des Moines, IA; (x) Sacramento, CA; (xi) Columbus, OH; (xii) Oklahoma City, OK (xiii) Austin, TX; (xiv) Nashville, TN.

The Company receives revenue from its Comic Conventions primarily from three sources: (i) consumer admissions; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. Comic Conventions vary in cost to produce. Production costs vary based on the size and scope of the production. Generally, our production costs range from approximately $1,000,000 for a smaller scale production to over $2,000,000 for a larger production.

The Company’s plan for 2018 is to produce Comic Convention in the following cities: (i) New Orleans, LA; (ii) St. Louis, MO; (iii) Cleveland, OH; (iv) Portland, OR; (v) Philadelphia, PA; (vi) Des Moines, IA; (vii) (viii) Columbus, OH ; (ix) Boise ID; (x) Winston Salem, NC; (xi) Chicago, IL; (xii) Tulsa, OK; (xiii) Austin, TX; (xiv) Sacramento, CA; (xv) Springfield, MO; (xvi) Montgomery, AL; (xvii) Madison WI.

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

CONtv

The Company currently holds a limited and passive interest in CONtv, a digital network devoted to fans of pop culture entertainment.

ConBox

In April 2015, the Company through its subsidiary, Wiz Wizard, launched ComicConBox (“ConBox”). ConBox is a subscription-based premium monthly box service. The boxes provided by ConBox feature collectibles, exclusives, toys, tech and gaming, licensed artwork, superior comics and apparel, Comic Convention admissions, special VIP discounts and more, which are shipped on or around the end of every month. The Company is currently evaluating its ConBox strategy with the objective of providing more highly-curated goods to subscribers while reducing the cost of production. The Company believes that the profitability of ConBox is limited due to the high cost of goods and logistical complications. During the first month of 2017, the Company ceased its ConBox operations.

Digital Media

The Company produces a number of digital media properties, including, but not limited to, our recently updated website www.wizardworld.com, emails, newsletters, Facebook, YouTube, Twitter and Instagram, to create awareness of our Comic Conventions and provide updates to our fans and consumers. To a large extent we also use our website www.wizardworld.com to provide the latest Wizard World news and information. While we derive little or no direct revenue from these properties, they have the indirect benefit of supporting sales relating to our Comic Conventions (dealer and exhibitor booths, admissions, sponsorships), as well as helping us secure additional sought after and high profile talent. This in turn helps us obtain additional admissions, booth sales and sponsorships for our Comic Conventions. The Company intends to increase its presence in the digital space, through the creation and distribution of high quality and compelling content. Plans are underway to launch an initiative that will greatly amplify the Company’s digital presence and enhance the Company’s current operations.

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

Marketing

Our Comic Conventions are marketed through a variety of media outlets, including social media, websites, public relations, television, radio, out-of-home (OOH), email, “street-teams”, and by flyers, and postcards. Our Comic Conventions usually obtain publicity through coverage of the events at our Comic Conventions by local TV stations, radio stations, newspapers, national press, fan websites, blogs, and social network channels such as Twitter, Facebook, Flickr, and Tumblr. In certain instances, we do not pay for advertising because we can provide desirable content to media outlets. For example, we typically invite local TV stations to our Comic Conventions so that they can interview the celebrities featured at our Comic Conventions. As a result, we receive free TV coverage and the TV stations obtain content for their shows. In addition, we arrange for celebrities to call into local radio stations. As a result, we receive on-air promotion of our events and the radio station reaches a larger audience who want to tune in to hear our celebrities. We also receive on-air promotion by exchanging air time for admission giveaways to our Comic Conventions. With respect to the internet and online advertising, we advertise throughout our website www.wizardworld.com about upcoming Comic Conventions. We also send out emails to our fans on a regular basis.

Trademarks and Copyrights

We have a portfolio of trademarks and service marks and maintain a catalog of copyrighted works. Such marks include “Wizard World”, “Where Pop FI Comes to Life” and “Wizard World Girls” and “WizPop”.

Regulation

Typically, we do not have to obtain permits to operate the Comic Conventions. The convention centers at which such events occur obtain any required permits and cover fire safety and occupancy matters as part of the rental agreement. Crowd control varies by location and is either provided by the convention center’s personnel or by a third-party security service recommended by the convention center. The convention centers do, however, require liability insurance, which Conventions has obtained and maintained.

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

Competition; Competitive Strengths

In the live, regionally-based consumer conventions market, the strength of a competitor is measured by the location and size of the region or city, the frequency of live events per year, the guest and VIP list (e.g. celebrities and artists), the number of paying attendees, the physical size of the convention, the extent of the public relations outreach (through traditional media, digital media and social media), and the quantity and quality of exhibitors and dealers. We believe that we have a strong competitive position because our Comic Conventions take place in well-known major cities across the United States throughout the year. Our strategy of providing multiple conventions per year enable us to market our events throughout the entire year, create a large amount of high-quality content that can be distributed through our digital media outlets, and market in not only the regional consumer areas, but nationally as well. The multiple locations also allow us to work with more celebrities, artists and writers and host them in multiple cities.

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

Sales Channels and Pricing Policies

We have outsourced our admission sales to a national ticketing service. Our intention is to move all ticketing to a bar-code system that will be consumer friendly by decreasing lines at the convention venues. Admission prices typically range from $50 for a single day pass to $95 for a general weekend pass. Entry for children ten years old and under is free at Wizard Comic Conventions.

Sales and Marketing Strategy

We promote our Comic Conventions through a wide variety of media outlets, such as local radio and TV stations, newspapers, fan websites, and blogs. We also use online social networks such as Facebook, Twitter, Instagram and YouTube, to reach our fans and provide updates. Further, we promote our Comic Conventions on our website www.wizardworld.com and through our email database. We currently sell to prospective corporate sponsors and advertisers through our direct sales force.

Growth Strategy

Aggressive steps taken by the Company’s new management throughout 2017 including but not limited to cost containment and the reduction of corporate overhead, have now provided a stable and reliable base of operations from which the Company can grow. The Company plans to pursue expansion by carefully evaluating various strategies that are now under consideration and utilizing knowledge gained throughout the Company’s history.

We plan to organically develop new Comic Conventions, including a focused initiative to develop new Comic Conventions in smaller markets; in a variety of alternative venues. We also seek to increase revenues of our existing Comic Conventions through improving the fan experience by adding more entertainment, exhibitors, celebrities, panels, gaming tournaments, genres of fandom and opportunities for VIP experiences. Internalizing various services provided at our Comic Conventions we believe we can also lead to increased revenues. For example, all photo-operations at our Conventions are now owned and controlled by the Company. To help us provide a better customer experience, and in order to address the logistics of hosting additional and more profitable Comic Conventions, the Company has entered into a relationship with a sophisticated ticket sales company. We have focused on the cost of production of each Convention and we have taken material strides to improve operating efficiencies.

The Company is also looking to leverage its existing resources and exposure, both online and at Comic Conventions, to generate revenue through new business opportunities. For example, the Company intends to move into the area of e-commerce and collectibles. The Company has embarked on a new digital initiative intended to promote its convention platform.

Additionally, we are attempting to increase revenue through increasing corporate sponsorships with national Fortune 1000 marketers by offering these advertisers a wide range of promotional vehicles, both on-site and through our digital media and online offerings. We believe that we will be able to further enhance our relationships with our existing dealers, exhibitors, celebrities, and VIPs while, at the same time, developing new relationships with national brand marketers looking to connect with our growing audiences. Currently the Company has embarked on a major initiative to identify potential local, regional and national sponsors and to conclude sponsorship arrangements with them.

To help facilitate our growth, we have recently restructured our marketing department which now produces and utilizes enhanced sales collateral. We have also upgraded our internal accounting department which has adopted the use of sophisticated accounting software and PO systems in order to better handle the accounting matters associated with a larger company.

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

In the Fall of 2017, we announced two agreements with the CN Live platform in China. Under these agreements will provide English language programs across mainland China on an ad-supported and SVOD basis. Plans also include the development of IP with a major motion picture studio, in addition to exploring immersive media opportunities.

Employees

We currently have 18 full-time equivalent employees. Additionally, we engage 8 freelance consultants providing us with greater core competence in the disciplines of Marketing, Sponsorship Sales, Event Production and e-commerce.

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

As we move forward to implement our growth strategies, we may experience increased capital needs. We may not, however, have sufficient capital to fund our future operations without additional capital investments. If adequate additional financing is not available on reasonable terms or at all, we may not be able to carry out our corporate strategy and we would be forced to modify our business plans (e.g., limit our expansion, limit our marketing efforts and/or decrease or eliminate capital expenditures), any of which may adversely affect our financial condition, results of operations and cash flow. Such reduction could materially adversely affect our business and our ability to compete.

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

As of the date of this filing, our executive officers, directors, and principal stockholders who beneficially own 5% or more of our outstanding common stock, own a substantial amount of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur. This may also limit your ability to influence the Company in other ways.

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

Our operations are affected by general economic conditions, which affect consumers’ disposable income. The demand for entertainment and leisure activities tends to be highly sensitive to the level of consumers’ disposable income. Declines in general economic conditions could reduce the level of discretionary income that our fans and potential fans have to spend on consumer products and entertainment, which could adversely affect our revenues. Volatility and disruption of financial markets could limit our advertisers’, sponsors’, and/or promoters’ ability to obtain adequate financing to maintain operations and result in a decrease in sales volume that could have a negative impact on our business, financial condition and results of operations. Continued softness in the market could adversely affect our revenues or the financial viability of our distributors.

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

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility. Other factors that could cause such volatility may include, among other things: actual or anticipated fluctuations in our operating results; the absence of securities analysts covering us and distributing research and recommendations about us; overall stock market fluctuations; economic conditions generally; announcements concerning our business or those of our competitors; our ability to raise capital when we require it, and to raise such capital on favorable terms; conditions or trends in the industry; litigation; changes in market valuations of other similar companies; announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures; future sales of common stock; actions initiated by the SEC or other regulatory bodies; and general market conditions. Any of these factors could have a significant and adverse impact on the market price of our common stock. These broad market fluctuations may adversely affect the trading price of our common stock.

The ownership by our Executive Chairman of our common stock will likely limit your ability to influence corporate matters.

Mr. Paul Kessler, our Executive Chairman, is the beneficial owner of a substantial amount of the issued and outstanding shares of the Company’s common stock. As a result, our Mr. Kessler has significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) to occupy office space at 662 N. Sepulveda Blvd., Los Angeles, California 90049 with Bristol Capital Advisors, LLC, an entity controlled by the Company’s Executive Chairman. The term of the Sublease is 5 years and 3 months, beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent. The prepaid rent allowed the Company to obtain preferential lease terms and induced the landlord to make certain improvements to the property. Bristol Capital Advisors, LLC is not the owner of the subject premises (it is a tenant in the building) and Bristol Capital Advisors, LLC passes its actual and direct cost of the Company’s occupancy through to the Company without any fee, profit or markup. Bristol Capital Advisors, LLC in no manner profited from the pre-payment of rent. The Company bases its operations out of this location.

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

On January 11, 2017, Arden B. Silverman (“Silverman”), d/b/a Capital Asset Protection, filed a complaint (the “Silverman Complaint”) and commenced a lawsuit against the Company in the Superior Court of California, County of Los Angeles – Central District (the “Silverman Lawsuit”). Silverman brought the claim after being assigned the right title and interest in a claim against the Company by Rogers & Cowan, Inc., a California corporation (Rogers & Cowan). The Silverman Complaint alleges the Company owes $42,600 plus attorney’s fees to Silverman for services provided by Rogers & Cowan to the Company. On April 10, 2017, the Company filed a cross Cross-Complaint in the Silverman Lawsuit against Rogers and Cowan, among others (the “Cross-Complaint”). The Cross-Complaint seeks in excess of $90,000 from Rogers & Cowan, among others, and alleges, fraud, negligent misrepresentation, breach of written agreement; breach of covenant of good faith and fair dealings, and violations of Cal. Bus. & Prof. Code §§17200 et seq. The matters at issue in the Silverman lawsuit were resolved by way of a mutual settlement that, in the opinion of, was advantageous to the Company in June 2017.

A complaint for breach of contract and various disability discrimination claims was filed by former COO Randy Malinoff after the Company terminated him for cause. The Company believes that the matter, which is set for trial in 2019, is wrongful and is without merit. The Company currently intends to proceed to trial on this matter.

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

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Quarter ended	Low Price	High Price

December 31, 2017	$0.110	$0.300
September 30, 2017	$0.090	$0.350
June 30, 2017	$0.135	$0.230
March 31, 2017	$0.155	$0.260

December 31, 2016	$0.156	$0.338
September 30, 2016	$0.310	$0.470
June 30, 2016	$0.330	$0.530
March 31, 2016	$0.302	$0.500

(b) Holders

As of March 28, 2018, a total of 68,535,036 shares of the Company’s common stock were outstanding and held by 30 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

As of December 31, 2017, the Company issued the following stock options and grants under the 2011 Plan:

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

As of December 31, 2017, the Company issued the following stock options and grants under the 2016 Plan:

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

Rule 10B-18 Transactions

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the year ended December 31, 2017 that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the years ended December 31, 2017 and 2016, included elsewhere in this report.

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

Plan of Operation

At present, the Company is engaged primarily in the live event business and derives income mainly from: (i) the production of Comic Conventions, which involves the sales of admissions and exhibitor booth space, and (ii) sale of sponsorships and advertising. The Company, while taking steps to enhance its live events operations, is steadily moving into the space of being a hyphenate live event media company.

We plan on continuing to enhance our Comic Conventions by featuring new and exciting exhibitors and high-profile celebrities. Further, we are carefully researching and identifying new geographic markets for our Comic Convention. During the second half of 2017 we embarked on an aggressive review of the costs expended at each of our Conventions. As the result of this review, we have identified many operating efficiencies which have enabled us to operate our Conventions at a production cost (aside from talent) that is approximately 33.3% lower than previous operations. The savings on logistics and production have enabled us to consistently produce shows that are favorably contributing to the net operating margin.

In December 2017 the Company embarked on a cost containment strategy. The implementation of that strategy, which has been in place since January 2018 will reduce corporate overhead from an approximate $4.9 million in 2017 to approximately $2.7 million in 2018. The efficiencies in Convention production in addition to the savings achieved in corporate overhead should have a materially positive impact on the going forward results.

Concurrently with the Company’s efforts in the Comic Convention business, the Company is selectively producing and branding compelling content and reaching consumers via social media outlets such as Facebook, Twitter and YouTube, as well as the Company’s website, www.wizardworld.com. The Company hopes to utilize its digital offerings to bolster its Comic Convention business.

We currently expect to produce 16 live events during 2018, although that number of conventions may change as we evaluate locations and venues. Among the shows being produced in 2018 are shows in new markets, including Boise, Winston Salem, and Montgomery.

The Company has recently announced an alignment with Sony Pictures Entertainment. Pursuant to that alignment the Company is exploring a number of initiatives, which may include: (i) the development of intellectual property for the creation of motion picture and television content. The first session for the reception of such content will be in Portland in April 2018, (ii) the production of an exclusive event on the Sony Pictures lot in June of 2019 (iii) the entry into the immersive entertainment space, (iv) the launch of a touring event in Asia. These activities, in addition to others will broaden the scope of the Company’s portfolio of revenue generating activities.

Additionally, the Company has entered into an agreement to program two channels in China on the CN Live platform. The Company has entered into a programming agreement with Associated Television International and is proceeding with its plans to launch the Chinese networks. In addition to the agreement with Associated Television International, the Company is discussing the acquisition of content with other third-party suppliers.

Results of Operations

Summary of Statements of Operations for the Year Ended December 31, 2017 and 2016:

	Year Ended
	December 31, 2017	December 31, 2016
Convention revenue	$14,983,033	$21,994,433
ConBox revenue	$84,580	$707,101
Gross profit	$9,316	$6,534,543
Operating expenses	$(5,346,924)	$(7,716,789)
Loss from operations	$(5,337,608)	$(1,182,246)
Other expenses	$(395,887)	$(325,857)
Net loss attributable to common shareholder	$(5,732,814)	$(1,508,103)
Loss per common share – basic and diluted	$(0.08)	$(0.03)

Convention Revenue

Convention revenue was $14,983,033 for the year ended December 31, 2017, as compared to $21,994,433 for the comparable period ended December 31, 2016, a decrease of $7,011,400. The decrease in convention revenue is primarily attributable to running less shows than the prior year. In addition, the Company increased admission prices and the overall size and scope of each event. The Company ran fourteen events during the year ended December 31, 2017, as compared to sixteen events during the comparable year ended December 31, 2016. Average revenue generated per event in 2017 was $1,070,217 as compared to $1,374,652 during 2016.

ConBox Revenue

ConBox revenue was $84,580 for the year ended December 31, 2017, as compared to $707,101 for the comparable year ended December 31, 2016, a decrease of $622,521. The Company ceased ConBox operations in 2017 resulting in the decrease.

Gross Profit

Gross profit percentage for the convention segment decreased from a gross profit of 31% during the year ended December 31, 2016, to a gross profit of 0.1% during the year ended December 31, 2017. The Company produced fourteen events during the year ended December 31, 2017, as compared to sixteen events during the comparable year ended December 31, 2016. The gross profit percentage decrease was attributable to decreased revenue at each show and higher than acceptable production costs.

Gross profit percentage for the ConBox segment increased from a gross deficit of 46% during the year ended December 31, 2016, to a gross profit of 5% during the year ended December 31, 2017. The gross profit percentage increase was attributable to an overall decrease in fulfillment costs. The Company ceased ConBox operations in 2017.

Operating Expenses

Operating expenses for the year ended December 31, 2017, was $5,346,924, as compared to $ 7,716,789 for the year ended December 31, 2016. The change is attributable to a decrease in employee compensation and general and administrative expenses offset by a slight increase in consulting expenses. The $1,450,062 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses decreased by $943,383 since the prior year comparative period due to a decrease in service fees, travel and web development.

Loss from Operations

Loss from operations for the year ended December 31, 2017, was $5,337,608 as compared to a loss from operations of $1,182,246 for the year ended December 31, 2016. The loss was primarily attributable to issues related to production costs, which were excessive versus revenue and corporate overhead that could not be sustained. The Company has addressed both issues. Additionally, the Company has augmented its marketing and talent departments to increase attendance at its conventions. During the 4th Quarter of 2017 the Company dramatically reduced its corporate overhead expenses, reducing the projected Corporate Operating budget in 2018 to $2,700,000 compared with $4,900,000 in 2017. This reduction, combined with the operating efficiency in producing the shows should materially improve the operating results in 2018.

Other Expenses

Other expenses for the year ended December 31, 2017, was $395,887, as compared to $325,857 for the year ended December 31, 2016. During the year ended December 31, 2017, the Company recorded interest of expense of $395,102 related to the convertible note and corresponding debt discount compared to $26,481 during the year ended December 31, 2016. The Company recorded a loss of $262,500 during the year ended December 31, 2016 on the CONtv joint venture with Cinedigm compared to a loss of $0 during the year ended December 31, 2017. For the year ended December 31, 2017 and 2016, the Company recorded a loss of $785 and $36,876, respectively, upon the disposal of equipment.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholder for the year ended December 31, 2017, was $5,732,814 or loss per basic share of $0.08, compared to a net loss of $1,575,361 or loss per basic share of $0.03, for the year ended December 31, 2016.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2017 compared to December 31, 2016:

	December 31, 2017	December 31, 2016	Increase/(Decrease)
Current Assets	$2,765,278	$5,599,269	$(2,833,991)
Current Liabilities	$6,306,310	$2,736,953	$3,569,357
Working Capital (Deficit)	$(3,541,032)	$2,862,316	$6,403,348

At December 31, 2017, we had a working capital deficit of $3,541,032, as compared to working capital of $2,862,317, at December 31, 2016, a decrease of $6,403,348. The change in working capital is primarily attributable to a decrease in cash and cash equivalents, prepaid expenses and an increase in accounts payable and accrued expenses, unearned revenue and convertible promissory notes. These were offset by an increase in accounts receivable.

Net Cash

Net used in operating activities for the year ended December 31, 2017 and 2016, was $2,533,595 and $2,488,009, respectively. The net loss for the years ended December 31, 2017 and 2016, was $5,733,495 and $1,508,103, respectively.

Going Concern Analysis

The Company had a net loss of $5,733,495 and $1,508,103 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had cash and working capital deficit of $1,769,550 and $3,541,032, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through March 2019. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017 are not reflected in the above results, but should be evident in 2018.

In addition to its cost containment strategies, the Company has announced three agreements intended to expand its future revenues: 1) an alignment with Sony Pictures Entertainment to explore a number of strategic initiatives; 2) an agreement to program a linear advertising Supported channel and an SVOD Channel in China on the CN Live platform; and, 3) a programming agreement with Associated Television International to launch the Chinese networks.

Additionally, if necessary, management believes that both related parties (management and members of the Board of Directors of the Company) and potential external sources of debt and/or equity financing may be obtained based on management’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company had no off-balance sheet arrangements.

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

Unearned ConBox revenue is non-refundable up-front payments for products. These payments are initially deferred and subsequently recognized over the subscription period, typically three months, and upon shipment of the product. The Company ceased ConBox operations in 2017.

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

Fair Value of Financial Instruments

We follow Paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of our financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of our financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

Recent Accounting Pronouncements

In July 2015, the FASB issued the ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the standard during the year ended December 31, 2017 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted the standard during the year ended December 31, 2017 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company early adopted the ASU 2017-11 in the three months ending December 31, 2017.

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The new standard, among other things, provides additional implementation guidance with respect to Accounting Standards Codification (ASC) Topic 606 and ASC Topic 842. ASU 2017-03 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard but does not expect it to have a material impact on its implementation strategies or its consolidated financial statements upon adoption.

Management made the decision to early adopt ASU 2017-11, which required retrospective adjustment causing the 2016 audited financial statements to be restated. See Footnote 3 to the Financial Statements. The comparative financial information disclosed in the Form 10-K including the audited 2016 financial statements represent the restated amounts.

Other than the early adoption of ASU 2017-11, Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Quantitative and Qualitative Disclosure About Market Risk

We have limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing excess cash in highly liquid debt and equity investments of highly rated entities which are classified as trading securities.

Off-Balance Sheet Arrangements

We have no significant known off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-28 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective on December 19, 2017, the Board dismissed Rosenberg Rich Baker Berman & Company (“RRBB”), as the Company’s independent registered public accounting firm.

RRBB’s report on the financial statements for the fiscal years ended December 31, 2016 and 2015, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2016 and 2015, and in the subsequent interim periods through December 19, 2017, the date of dismissal of RRBB, there were no disagreements with RRBB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RRBB, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended December 31, 2016 and 2015, and in the subsequent interim period through December 19, 2017, the date of dismissal of RRBB, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Effective on December 26, 2017, the Board approved the engagement of Maughan Sullivan LLC (“Maughan”), as the Company’s new independent registered public accounting firm.

During the fiscal year ended December 31, 2016, and the subsequent interim period prior to the engagement of Maughan, the Company has not consulted Maughan regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is expected to be filed by amendment to this 10-K filing prior to April 30, 2018, which is 120 days after the close of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item is expected to be filed by amendment to this 10-K filing prior to April 30, 2018, which is 120 days after the close of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is expected to be filed by amendment to this 10-K filing prior to April 30, 2018, which is 120 days after the close of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is expected to be filed by amendment to this 10-K filing prior to April 30, 2018, which is 120 days after the close of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is expected to be filed by amendment to this 10-K filing prior to April 30, 2018, which is 120 days after the close of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Purchase and Share Exchange Agreement, dated November 5, 2010, by and among GoEnergy, Inc., Strato Malamas, an individual and the majority stockholder of GoEnergy, Inc., Kick the Can Corp., a Nevada corporation, Kicking the Can, L.L.C., a Delaware limited liability company and the majority shareholder of Kick the Can Corp., and certain shareholders of Kick the Can Corp. that are signatories thereto (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2010).

3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).

3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).

3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).

3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).

3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).

3.10	First Amendment to the Bylaws of Wizard World, Inc. (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2016).

4.1	Form of 2011 Series A Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

4.2	Form of Convertible Promissory Note, dated August 19, 2011 (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2011).

4.3	Form of Series A Common Stock Purchase Warrant (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

4.4	Form of Senior Convertible Debenture (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.1	Director Agreement, dated January 18, 2011, by and between GoEnergy, Inc. and Vadim Mats (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 18, 2011).

10.2	Director Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.3	Consultant Agreement, dated March 23, 2011, by and between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2011).

10.4	Form of 2011 Series A Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

10.5	Director Agreement, dated May 9, 2011, by between Wizard World, Inc. and Greg Suess (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2011).

10.6	2011 Stock Incentive and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011)

10.7	Amendment to the 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2011).

10.8	2011 Amended and Restated Stock Incentive and Award Plan. (as filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.9	Form of Non-Qualified Stock Option Agreement (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 12, 2011).

10.10	Director Agreement, dated May 13, 2011, by and between Wizard World, Inc. and John M. Macaluso (as filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.11	Director Agreement, dated May 25, 2011, by and between Wizard World, Inc. and John Maatta (as filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.12	Employment Agreement, dated May 25, 2011, by and between Wizard World, Inc. and Gareb Shamus (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2011).

10.13	Form of Subscription Agreement, dated August 19, 2011 (as filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.14	Office Service Agreement, dated January 18, 2011, by and between Kick the Can Corp. and NYC Office Suites (as filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.15	Internet Domain Name Assignment Agreement, dated January 2011, by and between Gareb Shamus Enterprises, Inc. and Kick the Can Corp. (as filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the SEC on September 13, 2011).

10.16	Mid-Ohio Acquisition Agreement, dated November 13, 2010, by and between Kicking the Can L.L.C and GCX Holdings LLC (as filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 16, 2011).

10.17	Form of Senior Convertible Debenture, dated December 6, 2011 (as filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.18	Subscription Agreement, dated December 21, 2011, by and between the Company and the Michael Mathews 2011 Children’s GRAT (as filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 16, 2012).

10.19	Consultant Agreement, dated March 23, 2011, between Wizard World, Inc. and Michael Mathews (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 25, 2011).

10.20	Employment Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.21	Option Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.22	Indemnification Agreement, dated March 19, 2012, by and between Wizard World, Inc. and John M. Macaluso, individually (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 19, 2012).

10.23	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.24	Second Amended and Restated 2011 Incentive Stock and Award Plan (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2012).

10.25	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.26	Director Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.27	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.28	Director and Officer Indemnification, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.29	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Paul L. Kessler (as filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.30	Non-Qualified Stock Option Agreement, dated March 17, 2013, by and between Wizard World, Inc. and Kenneth Shamus (as filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013).

10.31	Form of Commercial Real Estate Lease by and between Bristol Capital, LLC and 225 California Street, LLC, as lessors, and Wizard World, Inc., as lessee (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2013).

10.32	Amended and Restated Employment Agreement, dated September 16, 2014, by and between Wizard World, Inc. and John Macaluso, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 19, 2014)

10.33	2011 Third Amended and Restated Stock Incentive and Award Plan. (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 29, 2014)

10.34	Amended and Restated Operating Agreement of CON TV, LLC, by and among Wizard World, Inc., Cinedigm Entertainment Corp., ROAR, LLC and Bristol Capital, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2015)

10.35	Amended and Restated License Agreement by and between Wizard World, Inc. and CON TV, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2015)

10.36	Amended and Restated Services Agreement by and between Wizard World, Inc. and CON TV, LLC (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 20, 2015)

10.37	Employment Agreement by and between Wizard World, Inc. and Randy Malinoff, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2016)

10.38	Employment Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016)

10.39	Non-Compete, Non-Solicitation and Non-Disclosure Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016)

10.40	Indemnification Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016)

10.41	Option Agreement, dated July 15, 2016, by and between Wizard World, Inc. and John D. Maatta (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on July 20, 2016)

10.42	Employment Agreement, dated November 8, 2016, by and between Wizard World, Inc. and Randall S. Malinoff (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2016)

10.43	Non-Compete, Non-Solicitation and Non-Disclosure Agreement, dated November 8, 2016, by and between Wizard World, Inc. and Randall S. Malinoff (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2016)

10.44	Indemnification Agreement, dated November 8, 2016, by and between Wizard World, Inc. and Randall S. Malinoff (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2016)

10.45	Non-Qualified Stock Option Agreement, dated November 8, 2016, by and between Wizard World, Inc. and Randall S. Malinoff (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2016)

10.45	Form of Securities Purchase Agreement by and between Wizard World, Inc. and Bristol Investment Fund, Ltd. (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2016)

10.46	Form of 12% Senior Secured Convertible Debenture issued by Wizard World, Inc., in favor of Bristol Investment Fund, Ltd. (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2016)

10.47	Form of Warrant issued by Wizard World, Inc. to Bristol Investment Fund, Ltd. (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2016)

10.48	Security Agreement by and between Wizard World, Inc. (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 2, 2016)

10.49	Consulting Services Agreement by and between Wizard World, Inc. and Bristol Capital, LLC (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2017)

16.1	Letter of Rosenberg Rich Baker Berman & Company, dated December 28, 2017 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018)

21.1	Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K) filed with the SEC on April 17, 2017)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: April 2, 2018	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Maatta	Chief Executive Officer, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director	April 2, 2018
John D. Maatta

/s/ Paul L. Kessler	Executive Chairman	April 2, 2018
Paul L. Kessler

/s/ Greg Suess	Director	April 2, 2018
Greg Suess

/s/ Jordan Schur	Director	April 2, 2018
Jordan Schur

/s/ Michael Breen	Director	April 2, 2018
Michael Breen

Wizard World, Inc.

December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Wizard World, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wizard World, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for Derivatives (Topic 815) in the fourth quarter of 2017 and the retrospective application resulting in a restatement of the 2016 audited financial statements due to the early adoption of ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaughanSullivan LLC

We have served as the Company’s auditor since 2017.

Manchester, VT

April 2, 2018

To the Board of Directors and
Stockholders of Wizard World, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, the consolidated balance sheet of Wizard World, Inc. (the Company) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the 2016 consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3, present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Maughan Sullivan LLC. (The 2016 consolidated financial statements before the effects of the adjustments discussed in Note 3 are not presented herein.)

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2015.

Somerset, New Jersey

April 17, 2017

Wizard World, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
		As Restated (Note 3)

Assets

Current Assets
Cash and cash equivalents	$1,769,550	$4,401,217
Accounts receivable, net	336,030	187,819
Inventory	1,204	-
Prepaid convention expenses	461,986	704,711
Prepaid insurance	87,987	96,076
Prepaid rent – related party	76,006	181,796
Prepaid taxes	14,398	13,984
Other prepaid expenses	18,117	13,666
Total Current Assets	2,765,278	5,599,279

Property and equipment, net	165,403	215,948

Security deposit	9,408	19,912

Total Assets	$2,940,089	$5,835,129

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$2,800,118	$937,774
Unearned revenue	2,164,972	1,574,938
Convertible promissory note – related party, net	1,116,979	-
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	6,306,310	2,736,953

Non-current Liabilities:
Convertible promissory note - related party, net	-	1,027,176

Total Non-current Liabilities	-	1,027,176

Total Liabilities	6,306,310	3,764,129

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 68,535,036 and 68,535,036 shares issued and outstanding, respectively	6,855	6,855
Additional paid-in capital	19,960,893	19,664,619
Accumulated deficit	(23,321,471)	(17,588,657)
Non-controlling interest	(12,498)	(11,817)
Total Stockholders’ Equity (Deficit)	(3,366,221)	2,071,000

Total Liabilities and Stockholders’ Equity (Deficit)	$2,940,089	$5,835,129

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2017	December 31, 2016
		As Restated (Note 3)

Revenues
Convention	$14,983,033	$21,994,433
ConBox	84,580	707,101

Total revenues	15,067,613	22,701,534

Cost of revenues
Cost of revenue	15,058,297	16,002,088
Write-off of obsolete inventory	-	164,903

Total cost of revenues	15,058,297	16,166,991

Gross margin	9,316	6,534,543

Operating expenses
Compensation	3,018,087	4,468,149
Consulting fees	710,634	687,054
General and administrative	1,618,203	2,561,586

Total operating expenses	5,346,924	7,716,789

Loss from operations	(5,337,608)	(1,182,246)

Other expenses
Interest expense	(395,102)	(26,481)
Loss on disposal of equipment	(785)	(36,876)
Loss on CONtv joint venture	-	(262,500)

Total other expenses	(395,887)	(325,857)

Loss before income tax provision	(5,733,495)	(1,508,103)

Income tax provision	-	-

Net loss	(5,733,495)	(1,577,103)

Net income (loss) attributable to non-controlling interests	(681)	67,258

Net loss attributable to common stockholders	$(5,732,814)	$(1,575,361)

Loss per share - basic and diluted	$(0.08)	$(0.03)

Weighted average common shares outstanding – basic and diluted	68,535,036	52,775,488

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2017 and 2016

	Preferred Stock Par		Common Stock Par		Additional		Non-	Total
	Value $0.0001		Value $0.0001		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)

Balance - January 1, 2016	-	$-	51,368,386	$5,138	$17,341,268	$(16,013,296)	$17,706	$1,350,816

Share-based compensation	-	-	-	-	777,536	-	-	777,536

Shares issued as debt discount	-	-	500,000	50	741	-	-	791

Exercise of warrants	-	-	16,666,650	1,667	-	-	-	1,667

Warrants issued as debt discount	-	-	-	-	1,448,293	-	-	1,448,293

Acquisition of controlling interest of ConBox	-	-	-	-	96,781	-	(96,781)	-

Net (loss) income	-	-	-	-	-	(1,575,361)	67,258	(1,508,103)

Balance - December 31, 2016 (as Restated Note 3)	-	-	68,535,036	6,855	19,664,619	(17,588,657)	(11,817)	2,071,000

Share-based compensation	-	-	-	-	296,274	-	-	296,274

Net income (loss)	-	-	-	-	-	(5,732,814)	(681)	(5,733,495)

Balance - December 31, 2017	-	$-	68,535,036	$6,855	$19,960,893	$(23,321,471)	$(12,498)	$(3,366,221)

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2017	December 31, 2016
		As Restated (Note 3)

Cash Flows From Operating Activities:
Net loss	$(5,773,495)	$(1,508,103)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	147,832	159,101
Write-off of obsolete inventory	-	164,903
Loss on disposal of equipment	785	36,876
Accretion of debt discount	89,803	1,260
Loss on CONtv joint venture	-	262,500
Share-based compensation	296,274	777,536
Changes in operating assets and liabilities:
Accounts receivable	(148,211)	219,323
Inventory	(1,204)	(125,351)
Prepaid convention expenses	242,725	285,689
Prepaid rent- related party	105,790	(181,796)
Prepaid insurance	8,089	(58,422)
Prepaid taxes	(414)	280,000
Other prepaid expenses	(4,451)	(6,455)
Security deposits	10,504	1,154
Accounts payable and accrued expenses	1,862,344	(639,665)
Unearned revenue	590,034	(2,156,559)

Net Cash Used in Operating Activities	(2,533,595)	(2,488,009)

Cash Flows from Investing Activities:
Purchase of property and equipment	(98,072)	(169,802)
Proceeds received on disposal of equipment	-	8,662
Investment in CONtv joint venture - net	-	(150,000)

Net Cash Used In Investing Activities	(98,072)	(311,140)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible promissory note and warrants	-	2,500,000
Payment of debt issuance costs	-	(25,000)
Proceeds from the exercise of warrants	-	1,667

Net Cash Provided By Financing Activities	-	2,476,667

Net change in cash and cash equivalents	(2,631,667)	(322,482)

Cash and cash equivalents at beginning of reporting period	4,401,217	4,723,699

Cash and cash equivalents at end of reporting period	$1,769,550	$4,401,217

Supplemental disclosures of cash flow information:
Interest paid	$-	$200
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of controlling interest of ConBox	$-	$96,781
Warrants issued for debt discount recorded on convertible debt	$-	$1,448,293
Common stock issued for debt discount recorded on convertible note	$-	$791

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

December 31, 2017

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

As a result of the controlling financial interest of the former stockholder of Conventions, for financial statement reporting purposes, the merger between the Company and Conventions has been treated as a reverse acquisition with KTC Corp. deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the Financial Accounting Standards Board (‘FASB”) Accounting Standards Codification (“ASC”). The reverse merger is deemed a capital transaction and the net assets of KTC Corp. (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of KTC Corp. which are recorded at historical cost. The equity of the Company is the historical equity of KTC Corp. retroactively restated to reflect the number of shares issued by the Company in the transaction. Because of the predecessor/successor relationship between the Company and KTC Corp., Conventions ultimately became the accounting acquirer.

Wizard World Digital, Inc.

On March 18, 2011, the Company formed a wholly owned subsidiary called Wizard World Digital, Inc., a Nevada corporation (“Digital”). Digital never commenced operations or has employees, and Digital is currently dormant, pending execution of a digital strategy.

Wiz Wizard, LLC

On December 29, 2014, the Company and a member of the Board of Directors (the “Board”) of the Company formed Wiz Wizard, LLC (“Wiz Wizard”) under the law of the State of Delaware. The Company and the member of the Board each owned 50% of the membership interest and agreed to allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. The Company consolidates its 50% equity interest and reports the remaining 50% equity interest owned by a member of the Board as the non-controlling interest in Wiz Wizard as the management of the Company believes that the Company has the control of Wiz Wizard. In addition, the Company and Wiz Wizard, launched ComicConBox (“ConBox”) in April 2015. ConBox is a subscription-based premium monthly box service featuring collectibles, exclusives, toys, tech and gaming, licensed artwork, superior comics and apparel, Comic Convention tickets, special VIP discounts and more, which will be shipped on or around the end of every month. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company. Consequently, Wiz Wizard is a wholly-owned subsidiary of the Company. The Company ceased Conbox operations in 2017.

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

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a loss from operations of $5,337,608 and $1,182,246 for the year ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had cash and working capital deficit $1,769,550 and $3,541,032, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through March 2019. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017 are not reflected in the above results, but should be evident in 2018.

In addition to its cost containment strategies, the Company has announced three agreements to expand its future revenues: 1) An alignment with Sony Pictures Entertainment to explore a number of strategic initiatives; 2) An agreement to program a linear advertising Supported channel and an SVOD Channel in China on the CN Live platform; and, 3) A programming agreement with Associated Television International to launch the Chinese networks.

Additionally, if necessary, management believes that both related parties (management and members of the Board of Directors of the Company) and potential external sources of debt and/or equity financing may be obtained based on management’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

As of December 31, 2017, the aggregate non-controlling interest in ButtaFyngas was ($12,498). As of December 31, 2016, the aggregate non-controlling interest in Wiz Wizard and ButtaFyngas was ($11,817). The non-controlling interest is separately disclosed on the Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $0 and $0, respectively.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	December 31, 2017	December 31, 2016
Finished goods	$1,204	$-

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

For the years ended December 31, 2017 and 2016, the Company recognized $0 and $262,500 in losses from this venture, respectively. As of December 31, 2017 and 2016, the investment in CONtv was $0.

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

In connection with the securities purchase agreement and debt transactions during the year ended December 31, 2016, the Company issued warrants, to purchase common stock with an exercise price of $0.15 and a five-year term. Upon issuance of the warrants, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability. During the year ended December 31, 2017, the Company early adopted ASU 2017-11 on a retrospective basis (see below).

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

Unearned ConBox revenue is non-refundable up-front payments for products. These payments are initially deferred and subsequently recognized over the subscription period, typically three months, and upon shipment of the product. The Company ceased ConBox operations during 2017.

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

Shipping and handling costs were $21,479 and $178,931 for the years ended December 31, 2017 and 2016, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is no longer subject to tax examinations by tax authorities for years prior to 2014.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Convertible note	16,666,667	16,666,667
Common stock options	4,043,000	5,319,000
Common stock warrants	16,666,667	16,666,667

Total contingent shares issuance arrangement, stock options or warrants	37,376,334	38,652,334

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued the ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the standard during the year ended December 31, 2017 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted the standard during the year ended December 31, 2017 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company early adopted the ASU 2017-11 in the three months ending December 31, 2017. See below.

Adoption of ASU 2017-11

As noted above, in connection with the securities purchase agreement and debt transactions during the year ended December 31, 2016, the Company issued warrants, to purchase common stock with an exercise price of $0.15 and a five-year term. Upon issuance of the warrants, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability. The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 during the three months ended December 31, 2017 on a retrospective basis. Accordingly, the Company recorded the warrant derivative and conversion option derivative liabilities to additional paid in capital upon issuance. Comparative disclosures to 2016 audited numbers in the footnotes represent the restated amounts due to the early adoption.

The following table provides a summary of the derivative liability activity as a result of the adoption of ASU 2017-11:

	Warrants	Convertible Note	Total
Balance – December 31, 2015	$-	$-	$-
Issuance of derivative liabilities	5,206,444	2,294,435	7,500,879
Extinguishment of derivative liability from exercise of warrants	(2,831,851)	-	(2,831,851)
Change in fair value of derivative liability	825,544	1,004,165	1,829,709
Reclassified derivative liabilities of adoption	(3,200,137)	(3,298,000)	(6,498,737)
Balance – December 31, 2016	$-	$-	$-

Tabular summaries of the revisions and the corresponding effects on the consolidated balance sheet as of December 31, 2016 and consolidated statement of earnings for the year ended December 31, 2016 are presented below:

	Consolidated Balance Sheet
	December 31, 2016
	Previously		Revised
	Reported	Revisions	Reported
Convertible promissory note – related party, net	$1,456	$1,025,720	$1,027,176

Derivative liabilities – related party	6,498,737	(6,498,737)	-

Additional paid in capital	21,132,386	(1,467,767)	19,664,619

Accumulated deficit	(24,529,440)	6,940,783	(17,588,657)

	Consolidated Statement of Operations Year ended December 31, 2016
	Previously Reported	Revisions	Revised Reported
Interest expense	$(26,676)	$195	$(26,481)

Change in fair value of derivative liabilities	(1,829,709)	1,829,709	-

Derivative expense	(5,110,879)	5,110,879	-

Net loss	$(8,448,886)	$6,940,783	$(1,508,103)

Net loss per ordinary share:
Basic	$(0.16)	$(0.13)	$(0.03)

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2017	December 31, 2016
Computer Equipment	$43,087	$33,858
Equipment	460,927	390,656
Furniture and Fixtures	62,321	45,198
Leasehold Improvements	22,495	22,495
	588,830	492,207
Less: Accumulated depreciation	(423,427)	(276,259)
	$165,403	$215,948

Depreciation expense was $147,832 and $159,102 for the years ended December 31, 2017 and 2016, respectively.

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

For the years ended December 31, 2017 and 2016, the Company recognized $0 and $262,500 in losses from this venture, respectively.

As of December 31, 2017 and 2016, the Company has a balance due to CONtv of $224,241.

Note 6 – Related Party Transactions

Wiz Wizard

On December 29, 2014, the Company and a member of the Board formed Wiz Wizard (d/b/a ConBox) in the State of Delaware. The Company and the member of the Board each owned 50% of the membership interest and agreed to allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company. The Company ceased ConBox operations in 2017.

Consulting Agreement

On December 29, 2016, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Bristol Capital, LLC, a Delaware limited liability company (“Bristol”) managed by Paul L. Kessler, the Chairman of the Company. Pursuant to the Consulting Agreement, Mr. Kessler will serve as Executive Chairman of the Company. The initial term of the Agreement is from December 29, 2016 through March 28, 2017 (the “Initial Term”). The term of the Consulting Agreement will be automatically extended for additional terms of 90-day periods each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Bristol gives prior written notice of non-renewal to the other party no later than thirty (30) days prior to the expiration of the then current Term.

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of Eighteen Thousand Seven Hundred Fifty and No/100 Dollars ($18,750).

In addition, the Company will grant to Bristol options to purchase up to an aggregate of 600,000 shares of the Company’s common stock.

During the year ended December 31, 2017 and 2016, the Company incurred total expenses of $208,106 and $80,132, respectively, for services provided by Bristol. At December 31, 2017 and 2016, the Company accrued $208,106 and $75,000, respectively, of monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $76,006 and $181,796 remain at December 31, 2017 and 2016, respectively. During the year ended December 31, 2017 and 2016, the Company incurred total rent expense of $98,877 and $24,354, respectively, under the Sublease. See Note 7 for future minimum rent payments due.

Outsourced Marketing

During the year ended December 31, 2017, the Company utilized outsourced marketing support from a company affiliated with ROAR, which is partially owned by a member of the Board. The Company had expenses of $7,500 and $5,809 during the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, the outstanding liability due to ROAR was $2,250 and $0, respectively.

Securities Purchase Agreement

Effective December 1, 2016, the Company entered into the Purchase Agreement with Bristol Investment Fund, Ltd. (the “Purchaser”), an entity controlled by the Chairman of the Company’s Board of Directors, pursuant to which the Company sold to the Purchaser, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture, (ii) Series A Warrants, and (iii) Series B Warrants. Pursuant to the Purchase Agreement, the Company paid $25,000 to the Purchaser and issued to the Purchaser 500,000 shares of Common Stock with a grant date fair value of $85,000 to cover the Purchaser’s legal fees. The Company recorded as a debt discount of $25,791 related to the cash paid and the relative fair value of the shares issued to Purchaser for legal fees.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $1,383,021 and $1,472,824 as of December 31, 2017 and 2016, respectively, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

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

On November 8, 2016, pursuant to the terms of the Malinoff Employment Agreement, the Company granted six hundred thousand (600,000) options to purchase shares of the Company’s common stock.

On July 5, 2017, Mr. Malinoff departed from the Company. Mr. Malinoff is currently engaged in a dispute with the Company. The dispute pertains to his departure from the Company. Both Mr. Malinoff and the Company have retained counsel to engage on the issues in controversy. As of December 31, 2017, all of Mr. Malinoff’s options have been cancelled.

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

Consulting Agreement

As discussed in Note 6, on December 29, 2016, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Bristol managed by Paul L. Kessler, the Chairman of the Company. Pursuant to the Consulting Agreement, Mr. Kessler will serve as Executive Chairman of the Company. The initial term of the Agreement is from December 29, 2016 through March 28, 2017 (the “Initial Term”). The term of the Consulting Agreement will be automatically extended for additional terms of 90-day periods each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Bristol gives prior written notice of non-renewal to the other party no later than thirty (30) days prior to the expiration of the then current Term.

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of Eighteen Thousand Seven Hundred Fifty and No/100 Dollars ($18,750). For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. At December 31, 2017 and 2016, the Company accrued $208,106 and $75,000 of monthly fees due to Bristol, respectively.

In addition, the Company will grant to Bristol options to purchase up to an aggregate of 600,000 shares of the Company’s common stock in accordance with the following vesting schedule and at the applicable exercise prices therein:

Bristol received the following, with effective dates as defined below:

1)	upon the effectiveness of the Consulting Agreement on December 29, 2016, seventy-five thousand (75,000) options to purchase shares of the Company’s common stock at an exercise price of $0.50 per share, such options to vest upon execution of the agreement;

2)	upon the effectiveness of the Consulting Agreement on December 29, 2016, five hundred twenty-five thousand (525,000) options to purchase shares of the Company’s common stock, such options to vest, at the applicable exercise price, as follows:

a.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.50 per share and shall vest immediately;

b.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.55 per share and shall vest by March 31, 2017;

c.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.55 per share and shall vest by June 30, 2017;

d.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.55 per share and shall vest by September 30, 2017;

e.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.60 per share and shall vest by December 31, 2017;

f.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.60 per share and shall vest by March 31, 2018; and

g.	Seventy-five thousand (75,000) options shall be exercisable at a price of $0.60 per share and shall vest by June 30, 2018.

Operating Lease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $76,006 and $181,796 remain at December 31, 2017 and 2016, respectively. During the year ended December 31, 2017 and 2016, the Company incurred total rent expense of $98,877 and $24,354 under the Sublease, respectively. See below for future minimum rent payments due.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:
2018	$101,844
2019	104,899
2020	108,046
2021	83,054
$397,843

Obligation to Fund CONtv

As discussed in Note 3, on November 16, 2015, pursuant to that certain A&R Operating Agreement for CONtv, the Company’s ownership interest in CONtv was reduced to 10%. In addition, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the years ended December 31, 2017 and 2016, the Company recognized $0 and $262,500 in losses from this venture, respectively.

As of December 31, 2017 and 2016, the Company has a balance due to CONtv of $224,241.

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

Silverman Lawsuit

On January 11, 2017, Arden B. Silverman (“Silverman”), d/b/a Capital Asset Protection, filed a complaint (the “Silverman Complaint”) and commenced a lawsuit against the Company in the Superior Court of California, County of Los Angeles – Central District (the “Silverman Lawsuit”). Silverman brought the claim after being assigned the right title and interest in a claim against the Company by Rogers & Cowan, Inc., a California corporation (Rogers & Cowan). The Silverman Complaint alleges the Company owes $42,600 plus attorney’s fees to Silverman for services provided by Rogers & Cowan to the Company. On April 10, 2017, the Company filed a cross Cross-Complaint in the Silverman Lawsuit against Rogers and Cowan, among others (the “Cross-Complaint”). The Cross-Complaint seeks in excess of $90,000 from Rogers & Cowan, among others, and alleges, fraud, negligent misrepresentation, breach of written agreement; breach of covenant of good faith and fair dealings, and violations of Cal. Bus. & Prof. Code §§17200 et seq. The matters at issue in the Silverman lawsuit were resolved by way of a mutual settlement with no financial impact on the Company’s financial statements in June 2017.

Malinoff Dispute

Randall Malinoff, the Company’s former Chief Operating Officer, who departed from on the Company as of July 5, 2017, is currently engaged in a dispute with the Company. A complaint for breach of contract and various disability discrimination claims was filed after the Company terminated him for cause. The Company believes that the matter, which is set for trial in 2019, is wrongful and is without merit. The Company currently intends to proceed to trial on this matter.

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

As of December 31, 2017 and 2016, there were 68,535,036 shares of common stock issued and outstanding. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

Equity Incentive Plan

On May 9, 2011, the Board approved, authorized and adopted (subject to stockholder approval) the 2011 Incentive Stock and Award Plan (the “Plan”). The Plan was amended on September 14, 2011, April 11, 2012, July 9, 2012 and September 25, 2014. The Plan provides for the issuance of up to 15,000,000 shares of common stock, par value $.0001 per share, of the Company through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options”) and together with the Non-qualified Options, the (“Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

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

(v)	the Restricted Stock is not transferable until the date on which the Committee has specified such restrictions have lapsed.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2016	9,933,500	$0.70
Exercisable – January 1, 2016	4,332,500	$0.41
Granted	2,000,000	$0.55
Exercised	-	$-
Forfeited/Cancelled	(6,614,500)	$-
Outstanding – December 31, 2016	5,319,000	$0.57
Exercisable – December 31, 2016	1,640,500	$0.47
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(1,276,000)	$-
Outstanding – December 31, 2017	4,043,000	$0.58
Exercisable – December 31, 2017	3,328,000	$0.57

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - 1.50	4,043,000	2.10 years	$0.58	3,328,000	$0.57

At December 31, 2017, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

The Company recognized an aggregate of $296,274 and $777,536 in compensation expense during the years ended December 31, 2017 and 2016, respectively, related to option awards. At December 31, 2017, unrecognized stock-based compensation was $310,519.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2016	-	$-
Exercisable – January 1, 2016	-	$-
Granted	33,333,317	$0.08
Exercised	(16,666,650)	$0.00
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2016	16,666,667	$0.15
Exercisable – December 31, 2016	16,666,667	$0.15
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – December 31, 2017	16,666,667	$0.15
Exercisable – December 31, 2017	16,666,667	$0.15

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	16,666,667	4.67 years	$0.15	16,666,667	$0.15

At December 31, 2017, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

There were no new options or warrants granted during the year ended December 31, 2017. The following table summarizes the range of assumptions the Company utilized to estimate the fair value of the options and warrants issued during the year ended December 31, 2016:

Assumptions	December 31, 2016
Expected term (years)	2.40-5.00
Expected volatility	90%-115%
Risk-free interest rate	0.87% - 1.96%
Dividend yield	0.00%

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

Note 9 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 10 – Segment Information

The Company maintained operating segments; Conventions and Conbox. The Company ceased Conbox operations in 2017, which is the principal reason for the decrease in operating results compared to 2016. The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the years ended December 31, 2017 and 2016 and as of December 31, 2017 and 2016, are as follows:

	Conventions	ConBox	Total
Year ended December 31, 2017
Revenue	$14,983,033	$84,580	$15,067,613
Cost of revenue	(14,978,136)	(80,161)	(15,058,297)
Gross margin	4,897	4,419	10,371,076
Operating expenses	(5,314,391)	(32,533)	(5,346,924)
Operating loss	(5,309,494)	(28,114)	(5,337,608)

Year ended December 31, 2016
Revenue	$21,994,433	$707,101	$22,701,534
Cost of revenue	(14,972,190)	(1,029,898)	(16,002,088)
Gross margin	(164,903	-	(164,903
Operating expenses	(6,857,340)	(322,797)	6,534,543)
Operating profit (loss)	(7,627,847)	(88,942	(7,716,789)

December 31, 2017
Accounts receivable, net	$336,030	$-	$336,030
Total assets	2,940,089	-	2,940,089
Unearned revenue	2,164,972	-	2,164,972

December 31, 2016
Accounts receivable, net	$128,561	$59,258	$187,819
Total assets	5,775,871	59,258	5,835,129
Unearned revenue	1,479,392	95,546	1,574,938

Note 11 – Income Tax Provision

Deferred Tax Assets

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Bill”) was signed into law. Prior to the enactment of the Tax Reform Bill, the Company measured its deferred tax assets at the federal rate of 34%. The Tax Reform Bill reduced the federal tax rate to 21% resulting in the re-measurement of the deferred tax asset as of December 31, 2017. Beginning January 1, 2018, the lower tax rate of 21% will be used to calculate the amount of any federal income tax due on taxable income earned during 2018.

At December 31, 2017, the Company has available for U.S. federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $9,919,000 that may be used to offset future taxable income through the fiscal year ending December 31, 2036. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $2,083,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $2,083,000.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $590,000 and $249,000 for the years ended December 31, 2017 and 2016, respectively.

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

No material interest or penalties on unpaid tax were recorded during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Components of deferred tax assets are as follows:

	December 31, 2017	December 31, 2016
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$2,083,000	$1,493,000
Less valuation allowance	(2,083,000)	(1,493,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Federal statutory income tax rate	21.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0%)	(34.0%)

Effective income tax rate	0.0%	0.0%

