Form 10-K/A
period 2017-12-31
Wizard World, Inc.
filed 2018-04-04
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission on April 2, 2018, and is being filed solely to correct an administrative error in the content of Report of Independent Registered Public Accounting Firm.

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for Derivatives (Topic 815) in the fourth quarter of 2017 and the retrospective application resulting in a restatement of the 2016 audited financial statements due to the early adoption of ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The predecessor auditor reported on the financial statements on the prior period before restatement. We also audited the adjustments described in Note 3 that were applied to restate the 2016 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

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

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2017	December 31,2016
		As Restated (Note 3)

Cash Flows From Operating Activities:
Net loss	$(5,773,495)	$(1,508,103)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	147,832	159,101
Write-off of obsolete inventory	-	164,903
Loss on disposal of equipment	785	36,876
Accretion of debt discount	89,803	1,260
Loss on CONtv joint venture	-	262,500
Share-based compensation	296,274	777,536
Changes in operating assets and liabilities:
Accounts receivable	(148,211)	219,323
Inventory	(1,204)	(125,351)
Prepaid convention expenses	242,725	285,689
Prepaid rent- related party	105,790	(181,796)
Prepaid insurance	8,089	(58,422)
Prepaid taxes	(414)	280,000
Other prepaid expenses	(4,451)	(6,455)
Security deposits	10,504	1,154
Accounts payable and accrued expenses	1,862,344	(639,665)
Unearned revenue	590,034	(2,156,559)

Net Cash Used in Operating Activities	(2,533,595)	(2,488,009)

Cash Flows from Investing Activities:
Purchase of property and equipment	(98,072)	(169,802)
Proceeds received on disposal of equipment	-	8,662
Investment in CONtv joint venture - net	-	(150,000)

Net Cash Used In Investing Activities	(98,072)	(311,140)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible promissory note and warrants	-	2,500,000
Payment of debt issuance costs	-	(25,000)
Proceeds from the exercise of warrants	-	1,667

Net Cash Provided By Financing Activities	-	2,476,667

Net change in cash and cash equivalents	(2,631,667)	(322,482)

Cash and cash equivalents at beginning of reporting period	4,401,217	4,723,699

Cash and cash equivalents at end of reporting period	$1,769,550	$4,401,217

Supplemental disclosures of cash flow information:
Interest paid	$-	$200
Income tax paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of controlling interest of ConBox	$-	$96,781
Warrants issued for debt discount recorded on convertible debt	$-	$1,448,293
Common stock issued for debt discount recorded on convertible note	$-	$791

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

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

WIZARD WORLD, INC.

Date: April 3, 2018	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Maatta	Chief Executive Officer, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director	April 3, 2018
John D. Maatta

/s/ Paul L. Kessler	Executive Chairman	April 3, 2018
Paul L. Kessler

/s/ Greg Suess	Director	April 3, 2018
Greg Suess

/s/ Jordan Schur	Director	April 3, 2018
Jordan Schur

/s/ Michael Breen	Director	April 3, 2018
Michael Breen