Form 10-K/A
period 2017-12-31
Wizard World, Inc.
filed 2018-04-30
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, based on a closing price of $0.20 was $3,981,938. As of April 30, 2018, the registrant had 68,535,036 shares of its common stock, par value $0.0001 per share, outstanding.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) amends our Amendment No. 1 on Form 10-K/A to our Annual Report on Form10-K for the fiscal year ended December 31, 2017 (“Original Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2018 (“Original Filing Date”) for the sole purpose of including the information required by Items 10-14 of Part III of Form 10-K.This information was previously not included in the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits this information to be incorporated into the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated so as to include the information set forth in this Form 10-K/A. In addition, Part IV, Item 15(a)(3) of the Original Form 10-K is amended to include new certifications by our principal executive officer and principal financial officer, as required by Rule 12b-15. Because no financial statements are included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

This Form 10-K/A does not amend, modify, or otherwise update any other information in the Original Form 10-K, including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC. In addition, this Form 10-K/A does not reflect events that may have occurred subsequent to the Original Filing Date.

WIZARD WORLD, INC.

FORM 10-K/A DECEMBER 31, 2017

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers who served during the fiscal year ended December 31, 2017 and through April 30, 2018:

Name	Age	Title

John D. Maatta	66	Chief Executive Officer, President, and Director

Paul L. Kessler	57	Executive Chairman

Randall S. Malinoff[1]	58	Chief Operating Officer

Greg Suess	45	Director

Jordan Schur[2]	53	Director

Michael Breen[3]	55	Director

Vadim Mats[4]	34	Former Director

(1)	Effective June 17, 2017, Mr. Malinoff no longer serves as the Company’s Chief Operating Officer.
(2)	Mr. Schur joined the Board as a Director on March 29, 2017
(3)	Mr. Breen joined the Board as a Director on March 29, 2017.

(4)	Mr. Mats resigned as a Director on March 23, 2017.

John D. Maatta, age 66, Chief Executive Officer, President and Director

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

Paul L. Kessler, age 57, Executive Chairman

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

Greg Suess, age 45, Director

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

Michael Breen, age 55, Director

Mr. Breen is an English qualified solicitor and was the Managing Director of the Sports and Entertainment Division of Bank Insinger de Beaufort N.V., a wealth management organization and part of the BNP Paribas Group, one of the world’s largest banks. Mr. Breen was an equity partner with the law firm Clyde & Co, where he specialized in all aspects of sports and entertainment law. Mr. Breen also has extensive experience in event based entertainment, having been responsible for the legal documentation relating to the world-famous UK music awards known as the Brit Awards. Mr. Breen holds an Honours LLB degree in law from the University College of Wales, Aberystwyth.

The Board believes Mr. Breen’s extensive experience in the entertainment industry will allow him to provide a significant contribution to the Company’s growth.

Jordan Schur, age 53, Director

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

Board Meetings and Annual Meeting Attendance

The Board met approximately one time during fiscal year ended December 31, 2017. No director attended less than 100% of the meetings held while such director was serving on the Board. Additionally, the Board acted approximately one time by unanimous written consent in lieu of a meeting during 2017.

Committees of the Board of Directors

Our Board currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

On March 17, 2013, the Board authorized the creation of an Audit Committee. Currently, the Audit Committee is not comprised of any members as its former members have departed from the Board or resigned from their position on the Audit Committee upon accepting positions as officers of the Company. The Audit Committee’s functions include: selecting our independent registered public accountants; reviewing the results and scope of the audit and other services provided by our independent registered public accountants; reviewing our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommending, establishing and monitoring the Company’s disclosure controls and procedures. The Audit Committee did not hold a meeting in 2017. The Company intends to appoint members to the Audit Committee in 2018.

Compensation Committee

On March 17, 2013, the Board authorized the creation of a Compensation Committee. Currently, Mr. Suess serves as the sole member of the Compensation Committee. The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans. The Compensation Committee did not hold a meeting in 2017. The Company intends to appoint additional members to the Compensation Committee in 2018.

Nominating and Corporate Governance Committee

On March 13, 2014, the Board authorized the creation of a Nominating and Corporate Governance Committee. Currently, Mr. Suess serves as the sole member of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews and provides oversight with regard to the Company’s corporate governance related policies and procedures and also recommends nominees to the Board and committees of the Board, develops and recommends to the Board corporate governance principles, and oversees the evaluation of the Board and management. The Nominating and Corporate Governance Committee did not hold a meeting in 2017. The Company intends to appoint additional members to the Nominating and Corporate Governance Committee in 2018.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2017, all but one were timely. Mr. Paul Kessler, the Company’s Chairman of the Board of Directors, made one late filing in 2017, but has since made all the required filings as of April 30, 2018.

Code of Ethics

We have not yet adopted a code of ethics. A Code of Ethics will be adopted in the future.

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

Item 11. Executive Compensation.

2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John D. Maatta (1)	2016	$165,277		$-	$-	$121,953	$-	$-	$-	$287,230
Chief Executive Officer	2017	$138,269	$		$-	$74,980	$-	$-	$-	$213,249
Paul L. Kessler (2)	2016	$-		$-	$-	$-	$-	$-	$-	$-
Executive Chairman	2017	$6,480		$-	$-	$34,883	$-	$-	$-	$41,363
Randall S. Malinoff (3)	2016	$168,462		$-	$-	$65,613	$-	$-	$-	$234,075
Chief Operating Officer	2017	$108,846		$-	$-	$38,392	$-	$-	$-	$147,238
John M. Macaluso	2016	$163,605		$-	$-	251,326	$-	$-	$-	$414,931
Former Chief Executive Officer (4)(5)	2017	$-		$-	$-	$-	$-	$-	$-	$-

(1)	Mr. Maatta was appointed as the Company Chief Executive Officer effective May 3, 2016. Mr. Maatta served as the Company’s non-executive Chairman from February 5, 2016 through April 22, 2016.

(2)	Mr. Kessler served as the Company’s non-executive Chairman from April 22, 2016 through December 29, 2016. On December 29, 2016, Mr. Kessler was appointed as Executive Chairman. Mr. Kessler serves as Executive Chairman pursuant to a consulting agreement between Bristol Capital, LLC and the Company.

(3)	Mr. Malinoff was appointed as the Company’s Interim Chief Operating Officer effective as of March 2, 2016 and appointed Executive Vice President and Chief Operating Officer on July 14, 2016. Effective June 17, 2017 Mr. Malinoff no longer serves as Chief Operating Officer of the Company. Mr. Malinoff resigned from the Company effective July 3, 2017.

(4)	Mr. Macaluso served as the Company’s Chief Executive Officer from March 19, 2012 through April 19, 2016, when he resigned. On October 10, 2012, Mr. Macaluso was appointed as the Company’s Chairman of the Board and served in such capacity until February 5, 2016 when he resigned as Chairman of the Board, but remained a Director until his resignation as a Director on April 19, 2016.

(5)	The Company used a credit card in the name of Mr. Macaluso for certain business expenses. This practice may have resulted in Mr. Macaluso receiving points or rewards under the terms of the credit card provider’s agreement with Mr. Macaluso, even though the Company makes all payments related to such expenses. The Board is evaluating such practices.

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

During the Term, the Company will pay Mr. Maatta an annual base salary of $250,000. In addition, Maatta may receive an annual bonus as determined by the Compensation Committee of the Board and approved by the Board. In December of 2017 and 2016 Mr. Maatta declined acceptance of any bonus. As of June 17, 2017 Mr. Maatta received reduced compensation in the amount of $60,000.00 per year with the remainder being deferred. As of January 1, 2018 Mr. Maatta received reduced compensation to $125,000.00 per year with the remainder being deferred.

As additional consideration for entering into the Maatta Employment Agreement, Mr. Maatta received the following:

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

Outstanding Equity Awards

2017 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

John D. Maatta Chief Executive Officer and1 President	600,000	200,000	200,000	0.60	5/11/21	-	-	-	-

Paul L. Kessler Executive Chairman	450,000	150,000	150,000	0.60	12/29/21	-	-	-	-

Randall S Malinoff, Executive Vice President and Chief Operating Officer	-	-	-	-	-	-	-	-	-

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the year ended December 31, 2017.

						Non-Equity
Name						Incentive
And				Stock	Option	Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Paul L. Kessler Executive Chairman[1]	2017	$-	-	-	27,579	-	-	-

John D. Maatta Director[2]	2017	$-	-	-	27,579	-	-	-

Greg Suess Director	2017	$9,750	-	-	27,579	-	-	37,329

Vadim Mats Former Director[3]	2017	$3,000	-	-	17,645	-	-	20,645

Jordan Schur Director	2017	$6.750	-	-	-	-	-	6,750

Michael Breen Director	2017	$6.750	-	-	-	-	-	6,750

(1)	On April 22, 2016, the Board appointed Mr. Paul L. Kessler as non-executive Chairman of the Board. On December 29, 2016, Mr. Kessler was appointed as Executive Chairman of the Board. Mr. Kessler serves as Executive Chairman pursuant to a consulting agreement between the Company and Bristol Capital, LLC, a Delaware limited liability company managed by Mr. Kessler.

(2)	On February 5, 2016, the Board appointed Mr. John Maatta as the non-executive Chairman of the Board. On April 22, 2016, Mr. Maatta resigned as non-executive Chairman of the Board and continued to serve as a director.

(3)	On March 23, 2017 Mr. Mats Resigned from the Board.

Director Agreements

The Company has entered into director agreements with each of its directors except Mr. Schur and Mr. Breen. The Company plans to enter into director Agreements with Mr. Schur and Mr. Breen in the near future. Each director agreement commences on the date that the respective director was appointed a member of the Board and continues through the Company’s next annual stockholders’ meeting, unless automatically renewed at the option of the Board on such date that such director is re-elected to the Board. Pursuant to the director agreements that were entered into with our directors, each director is granted a non-qualified option to purchase up to 150,000 shares of the Company’s common stock. Mr. Mats’ director agreement provided for a quarterly issuance of 10,000 shares of restricted common stock. On April 11, 2012, Mr. Mats waived his right to receive the stock award granted to him under his director agreement going forward. On May 9, 2011, Mr. Mats was granted a non-qualified option to purchase 150,000 shares of the Company’s common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of April 30, 2018, there were 68,535,036 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth information as of April 30, 2018, with respect to the beneficial ownership of our common stock by (i) each of our officers and directors, (ii) our officers and directors as a group and (iii) each person known by us to beneficially own five percent (5%) or more of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of Wizard World, Inc., 662 N. Sepulveda Blvd., Suite 300, Los Angeles, CA 90049.

Title of Class	Name of Beneficial Owner (1)(2)	Number of Shares		Percent of Class (3)

Common	John D. Maatta, Chief Executive Officer, President, Director	900,000	(4)	1%
Common	Paul L. Kessler, Executive Chairman	82,962,126	(5)	79%
Common	Greg Suess, Director	385,053	(6)	*	%
Common	Jordan Schur, Director	-		*	%
Common	Michael Breen, Director	-		*	%
Common	All officers and directors as a group (5 persons)	84,247,179		80%

* denotes less than 1%

(1)	Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities. Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.

(2)	Former directors Mr. Mats (resigned from the Board on March 23, 2017), Mr. Kenneth Shamus (resigned from the Board on October 27, 2016), and Mr. Macaluso (resigned from the Board on April 19, 2016) are not included in this table because they are not presently directors and do not beneficially own five percent (5%) or more of the Company’s common stock.

(3)	Based on 68,535,036 shares of common stock issued and outstanding as of April 30, 2018.

(4)	This total includes shares issuable upon exercise of an option for 1,100,000 shares of common stock, of which approximately 900,000 have vested.

(5)	The total consists of: (i) 47,728,792 shares owned by Bristol Investment Fund, Ltd., a Cayman Islands exempted company managed by Bristol Capital Advisors LLC, a Delaware limited liability company, of which Mr. Kessler, as the manager of Bristol Capital, acting alone, has voting and dispositive power over the shares beneficially owned; (ii) 550,000 shares owned by Bristol Capital Pension and Profit Sharing, of which Mr. Kessler, acting alone, has voting and dispositive power over the shares beneficially owned; and (iii) 375,000 shares owned by Bristol Capital LLC, of which Mr. Kessler, acting alone has voting and dispositive power over the shares beneficially owned. This total includes shares issuable upon exercise of an option for 600,000 shares of common stock, of which approximately 525,000 shares have vested. This total includes shares issuable upon exercise of options for 450,000 shares of common stock, of which approximately 450,000 shares have vested. This total includes shares issuable upon exercise of a warrant for 16,666,667 shares of common stock, of which approximately 16,666,667 have vested. This total includes shares issuable upon exercise of a convertible note for 16,666,667 shares of common stock, of which approximately 16,666,667 have vested.

(6)	This total includes shares issuable upon exercise of an option for 300,000 shares of common stock, of which approximately 300,000 have vested.

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

In conjunction with the director agreements and indemnification agreements described above, we entered into a Non-qualified Stock Option Agreement (“Stock Option Agreement”) with each director, pursuant to which the director was granted a non-qualified stock purchase option (the “Non-qualified Option”) to purchase up to an aggregate of one hundred fifty thousand (150,000) shares of our common stock, subject to the terms and conditions of the Plan. The exercise price for the Non-qualified Option is the closing price of the Company’s common stock on the execution date of the director agreement. The Non-qualified Option is exercisable for a period of five years and vests in equal amounts over a period of three (3) years at the rate of twelve thousand five hundred (12,500) shares per fiscal quarter at the end of such quarter, and pro-rated for the number of days the director served on the Board during such fiscal quarter. Notwithstanding the foregoing, if the director ceases to be a member of Board at any time during the three (3)-year vesting period for any reason (such as resignation, withdrawal, death, disability or any other reason), then any un-vested portion of the Non-qualified Option shall be irrefutably forfeited. At this time, no such Non-qualified Stock Option Agreements have been entered into with Directors Michael Breen or Jordan Schur, and neither such Director has been awarded any options or equity-based compensation.

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

On November 8, 2016, in conjunction with the Malinoff Employment Agreement, the Company granted to Mr. Malinoff 600,000 options to purchase shares of the Company’s common stock, par value $0.0001 per share which shall vest quarterly over the period beginning on November 8, 2016 and ending July 14, 2021, at an exercise price range of $0.50 to $0.60 per share. These options issued to Mr. Malinoff have been cancelled.

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

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC, (“Bristol”) an entity Controlled by the Company’s Executive Chairman. The term of the Sublease is for 5 years and 3 months, beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the sublease. The Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $76,006 remains as of December 31, 2017. It is noted that Bristol is itself a tenant of the subject premises and that the Company’s sub-tenancy is a pass-through rent paid to the third-party owner of the premises without mark-up or financial gain by Bristol.

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

The Company received $2,500,000 in cash from the offering of the securities. The net proceeds of the offering, approximately $2,475,000, were used by the Company for working capital purposes.

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

As of April 30, 2018, the Board determined that the following directors are independent under these standards:

Greg Suess, Jordan Schur, and Michael Breen.

The Company has a standing Compensation Committee, a standing Audit Committee and a standing Nominating and Corporate Governance Committee. As of April 30, 2018, the Board has determined that Mr. Suess, sole member of the Compensation Committee and Nominating and Corporate Governance Committee, is an independent director.

Item 14. Principal Accountant Fees and Services.

Audit Fees

(a) The Company’s former independent registered public accounting firm, Rosenberg Rich Baker Berman & Company (“RRBB”), was engaged on February 16, 2016. The aggregate fees billed by RRBB for the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2017 and 2016 was $35,500 and $42,000, respectively.

The Company’s current independent registered public accounting firm, MaughanSullivan LLC (“Maughan”), was engaged on December 17, 2017. The aggregate fees billed by Maughan for the audit of the Company’s financial statements for the fiscal year ended December 31, 2017 and 2016 were $19,500 and $0, respectively

Audit Related Fees

(b) RRBB did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2017 and 2016.

Maughan did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2017 and 2016.

Tax Fees

(c) The aggregate fees billed by RRBB for tax compliance, advice and planning was $15,800 for the fiscal year ended December 31, 2016.

The aggregate fees billed by Maughan for tax compliance, advice and planning was $0 for the fiscal year ended December 31, 2017.

All Other Fees

(d) RRBB did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2017 and 2016.

Maughan did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2017 and 2016.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report:

1.	The financial statements and report of the independent registered public accounting firm have been included in Part II, Item 8 of the Original Form 10-K and Amendment No. of the Original Form 10-K.

2.	All financial statement schedules have been included in Part IV, Item 15 of the Original Form 10-K and Amendment No. to the Original Form 10-K or they are either inapplicable or not required, or the information is included in the consolidated financial statements or the notes thereto in the Original Form 10-K.

3.	The exhibits listed below in the accompanying Index to Exhibits are filed or incorporated by reference to the Original Form 10-K as part of this Form 10-K/A.

Exhibit No.

31.3	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)). ††

31.4	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)). ††

†† Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD WORLD, INC.

Date: April 30, 2018	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Maatta	Chief Executive Officer, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director	April 30, 2018
John D. Maatta

/s/ Paul L. Kessler	Executive Chairman	April 30, 2018
Paul L. Kessler

/s/ Greg Suess	Director	April 30, 2018
Greg Suess

/s/ Jordan Schur	Director	April 30, 2018
Jordan Schur

/s/ Michael Breen	Director	April 30, 2018
Michael Breen

