Form 10-Q
period 2018-03-31
Wizard World, Inc.
filed 2018-05-14
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

As of May 14, 2018, there were 68,535,036 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

March 31, 2018

Wizard World, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)

Assets

Current Assets
Cash and cash equivalents	$1,711,739	$1,769,550
Accounts receivable, net	273,586	336,030
Inventory	-	1,204
Prepaid convention expenses	491,901	461,986
Prepaid insurance	64,111	87,987
Prepaid rent – related party	50,922	76,006
Prepaid taxes	14,191	14,398
Other prepaid expenses	41,840	18,117
Total Current Assets	2,648,290	2,765,278

Property and equipment, net	140,382	165,403

Security deposit	9,408	9,408

Total Assets	$2,798,080	$2,940,089

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$2,300,945	$2,800,118
Unearned revenue	2,294,082	2,164,972
Convertible promissory note – related party, net	1,211,045	1,116,979
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	6,030,313	6,306,310

Total Liabilities	6,030,313	6,306,310

Commitments and contingencies

Stockholders’ Deficit
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 68,535,036 and 68,535,036 shares issued and outstanding, respectively	6,855	6,855
Additional paid-in capital	19,980,498	19,960,893
Accumulated deficit	(23,207,088)	(23,321,471)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(3,232,233)	(3,366,221)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,798,080	$2,940,089

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
		As Restated (Note 3)

Revenues
Convention	$3,991,166	$3,447,957
ConBox	-	74,119

Total revenues	3,991,166	3,522,076

Cost of revenues
Cost of revenue	2,886,334	3,140,330
Total cost of revenues	2,886,334	3,140,330

Gross margin	1,104,832	381,746

Operating expenses
Compensation	457,285	1,005,330
Consulting fees	116,086	129,253
General and administrative	248,185	529,241

Total operating expenses	821,556	1,663,824

Income (loss) from operations	283,276	(1,282,078)

Other expenses
Interest expense	(168,893)	(83,898)
Loss on disposal of equipment	-	(785)

Total other expenses	(168,893)	(84,683)

Income (loss) before income tax provision	114,383	(1,366,761)

Income tax provision	-	-

Net income (loss)	114,383	(1,366,761)

Net income (loss) attributable to non-controlling interests	-	(493)

Net income (loss) attributable to common stockholders	$114,383	$(1,366,268)

Income (loss) per share - basic	$0.00	$(0.02)

Loss per share – diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic	68,535,036	68,535,036
Weighted average common shares outstanding – diluted	81,755,740	68,535,036

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2018

(unaudited)

	Preferred Stock Par		Common Stock Par		Additional		Non-	Total Stockholders’
	Value $0.0001		Value $0.0001		Paid-in	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance - December 31, 2017	-	$-	68,535,036	$6,855	$19,960,893	$(23,321,471)	$(12,498)	$(3,366,221)

Share-based compensation	-	-	-	-	19,605	-	-	19,605

Net income	-	-	-	-	-	114,383	-	114,383

Balance – March 31, 2018	-	$-	68,535,036	$6,855	$19,980,498	$(23,207,088)	$(12,498)	$(3,232,233)

See accompanying notes to the consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
		As Restated (Note 3)

Cash Flows From Operating Activities:
Net income (loss)	$114,383	$(1,366,761)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	25,021	43,459
Share-based compensation	19,605	137,975
Loss on disposal of equipment	-	785
Accretion of debt discount	94,066	7,571
Changes in operating assets and liabilities:
Accounts receivable	62,444	23,493
Inventory	1,204	(27,212)
Prepaid convention expenses	(29,915)	(177,437)
Prepaid rent- related party	25,084	31,266
Prepaid insurance	23,876	(12,928)
Prepaid taxes	207	-
Other prepaid expenses	(23,723)	(16,110)
Security deposits	-	(3,000)
Accounts payable and accrued expenses	(499,173)	745,174
Unearned revenue	129,110	(185,222)

Net Cash Used in Operating Activities	(57,811)	(798,947)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(79,613)

Net Cash Used In Investing Activities	-	(79,613)

Net change in cash and cash equivalents	(57,811)	(878,560)

Cash and cash equivalents at beginning of reporting period	1,769,550	4,401,217

Cash and cash equivalents at end of reporting period	$1,711,739	$3,522,657

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

March 31, 2018

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

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had income (loss) from operations of $283,276 and $(1,282,078) for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had cash and working capital deficit $1,711,739 and $3,382,023, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through March 2019. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017 and should be evident in 2018.

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

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses. However, based on the results of the First Quarter Operating Results where operating costs decreased by 49% and convention revenue increased by $543,209, Management’s strategies on a directional basis appear to be positive and impactful.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018.

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

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s).

All inter-company balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of March 31, 2018 and December 31, 2017, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $0 and $0, respectively.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	March 31, 2018	December 31, 2017
Finished goods	$-	$1,204

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

For the three months ended March 31, 2018 and 2017, the Company recognized $0 losses from this venture, respectively. As of March 31, 2018 and December 31, 2017, the amount due to CONtv was $224,241.

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

Shipping and handling costs were $0 and $16,825 for the three months ended March 31, 2018 and 2017, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company is no longer subject to tax examinations by tax authorities for years prior to 2015.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

Convertible note	16,666,667	16,666,667
Common stock options	4,043,000	4687,000
Common stock warrants	16,666,667	16,666,667

Total contingent shares issuance arrangement, stock options or warrants	37,376,334	38,020,334

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

Tabular summaries of the revisions and the corresponding effects on the statement of earnings for the three months ended March 31, 2017 are presented below:

	Consolidated Statement of Operations Three Months Ended March 31, 2017
	Previously Reported	Revisions	Revised Reported
Change in fair value of derivative liabilities	$1,883,441	$(1,883,441)	$-

Net income (loss)	$516,680	$(1,883,441)	$(1,366,761)

Net income (loss) per ordinary share:
Basic	$0.01	$(0.03)	$(0.02)
Diluted	$0.04	$(0.06)	$(0.02)

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2018	December 31, 2017
Computer Equipment	$43,087	$43,087
Equipment	460,927	460,927
Furniture and Fixtures	62,321	62,321
Leasehold Improvements	22,495	22,495
	588,830	588,830
Less: Accumulated depreciation	(448,448)	(423,427)
	$140,382	$165,403

Depreciation expense was $25,021 and $43,459 for the three months ended March 31, 2018 and 2017, respectively.

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

For the three months ended March 31, 2018 and 2017, the Company recognized $0 in losses from this venture.

As of March 31, 2018 and December 31, 2017, the Company’s investment in CONtv was $0.

As of March 31, 2018 and December 31, 2017, the Company has a balance due to CONtv of $224,241.

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

During the three months ended March 31, 2018 and 2017, the Company incurred total expenses of $43,705 and $56,250, respectively, for services provided by Bristol. At March 31, 2018 and December 31, 2017, the Company accrued $326,811 and $283,106, respectively, of monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $50,922 and $76,006 remain at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company incurred total rent expense of $25,085 and $24,354, respectively, under the Sublease. See Note 7 for future minimum rent payments due.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $1,288,955 and $1,383,021 as of March 31, 2018 and December 31, 2017, respectively, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

Note 7 – Commitments and Contingencies

Employment Agreements

Appointment of President and Chief Executive Officer

On April 22, 2016, the Board approved the appointment of Mr. John D. Maatta as the Company’s President and Chief Executive Officer, effective as of May 3, 2016. Mr. Maatta will continue to serve as a member of the Board. In addition, the Board granted Mr. Maatta options to purchase up to an aggregate of 1,100,000 shares of the Company’s common stock, subject to the terms and conditions of the Third Amended and Restated 2011 Stock Incentive and Award Plan. Mr. Maatta formally entered into his Employment Agreement with the Company on July 17, 2016. Effective January 1, 2018, Mr. Maatta has elected to receive 50% of the compensation provided for his employment contract and is currently receiving $125,000 per year with the remainder of the balance deferred which amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of Eighteen Thousand Seven Hundred Fifty and No/100 Dollars ($18,750). For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. At March 31, 2018 and December 31, 2017, the Company accrued $326,811 and $283,106, respectively, of monthly fees due to Bristol.

In addition, the Company granted to Bristol options to purchase up to an aggregate of 600,000 shares of the Company’s common stock.

Operating Lease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $50,922 and $76,006 remain at March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company incurred total rent expense of $25,085 and $24,354, respectively, under the Sublease.

See below for future minimum rent payments due.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:
2018 (remainder of year)	$76,759
2019	104,899
2020	108,046
2021	83,054
$372,758

Obligation to Fund CONtv

As discussed in Note 3, on November 16, 2015, pursuant to that certain A&R Operating Agreement for CONtv, the Company’s ownership interest in CONtv was reduced to 10%. In addition, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the three months ended March 31, 2018 and 2017, the Company recognized $0 losses from this venture, respectively. As of March 31, 2018 and December 31, 2017, the amount due to CONtv was $224,241.

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

With the exception of the foregoing dispute, the Company is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations.

Note 8 – Stockholders’ Equity (Deficit)

The Company’s authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock.

As of March 31, 2018 and December 31, 2017, there were 68,535,036 shares of common stock issued and outstanding. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2017	4,043,000	$0.58
Exercisable – December 31, 2017	3,328,000	$0.57
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2018	4,043,000	$0.58
Exercisable – March 31, 2018	3,403,000	$0.56

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - 1.50	4,043,000	1.85 years	$0.58	3,403,000	$0.56

At March 31, 2018, the total intrinsic value of options outstanding and exercisable was $0.

The Company recognized an aggregate of $19,605 and $137,975 in compensation expense during the three months ended March 31, 2018 and 2017, respectively, related to option awards. At March 31, 2018, unrecognized stock-based compensation was $85,451.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2017	16,666,667	$0.15
Exercisable – December 31, 2017	16,666,667	$0.15
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – March 31, 2018	16,666,667	$0.15
Exercisable – March 31, 2018	16,666,667	$0.15

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	16,666,667	3.67 years	$0.15	16,666,667	$0.15

At March 31, 2018, the total intrinsic value of warrants outstanding and exercisable was $0.

There were no new options or warrants granted during the three months ended March 31, 2018.

Note 9 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 10 – Segment Information

The Company maintained operating segments; Conventions and Conbox. The Company ceased Conbox operations in 2017, which is the principal reason for the decrease in operating results compared to 2017. The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the three months ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017, are as follows:

	Conventions	ConBox	Total
Three Months ended March 31, 2018
Revenue	$3,991,166	$-	$3,991,166
Cost of revenue	(2,886,334)	-	(2,886,334)
Gross margin	1,104,832	-	1,104,832
Operating expenses	(821,556)	-	(821,556)
Operating income	283,276	-	(283,276)

Three Months ended March 31, 2017
Revenue	$3,447,957	$74,119	$3,522,076
Cost of revenue	(3,084,502)	(55,828)	(3,140,330)
Gross margin	363,455	18,291	381,746
Operating expenses	(1,580,173)	(83,651)	(1,663,824)
Operating loss	(1,216,718)	(65,360)	(1,282,078)

March 31, 2018
Accounts receivable, net	$237,586	$-	$237,586
Total assets	2,798,080	-	2,798,080
Unearned revenue	2,294,082	-	2,294,082

December 31, 2017
Accounts receivable, net	$336,030	$-	$336,030
Total assets	2,940,089	-	2,940,089
Unearned revenue	2,164,972	-	2,164,972

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

During the three months ended March 31, 2018, the Company was able to utilize the internal controls and operating procedures and techniques employed by the Company’s new management during 2017 in order to grow the business, by increasing revenues and controlling costs. With the recently reformed internal controls in place, management continued to carefully analyze new markets for the Company’s Comic Conventions. The Company continues to implement the policies put in place by management during 2017.

Plan of Operation

At present, the Company is engaged primarily in the live event business and derives income mainly from: (i) the production of Comic Conventions, which involves the sales of admissions and exhibitor booth space, and (ii) sale of sponsorships and advertising. The Company, while taking steps to enhance its live events operations, is steadily moving into the space of being a hyphenate live-event/media company.

We plan on continuing to enhance our Comic Conventions by featuring new exhibitors and high-profile celebrities, and generally enhancing the entertainment value provided by the Conventions. Further, we continue to identify new geographic markets for our Comic Convention. During the second half of 2017 we embarked on an aggressive review of the costs expended at each of our Conventions. As the result of this review, we have identified many operating efficiencies which have enabled us to operate our Conventions at a production cost (aside from talent) that is materially lower than previous operations. The savings on logistics and production have enabled us to consistently produce shows that are favorably contributing to the net operating margin. In this regard, the Operating results for the First Quarter of 2018 disclosed, that the Total Operating Expenses in Quarter 1 2018 were $821,556 versus $1,663,824 in the First Quarter of 2017. Additionally, gross revenue increased by $469,090 over the same period one year ago.

In December 2017, the Company embarked on a cost containment strategy. The implementation of that strategy, which has been in place since January 2018, has significantly reduced corporate overhead. The efficiencies in Convention production in addition to the savings achieved in corporate overhead had a materially positive impact on the financial results for the First Quarter of 2018 and should have a likewise positive impact on subsequent quarters in 2018. The reduction in convention costs together with our cost containment strategy concerning corporate overhead in addition to other strategies employed by management, allowed the Company to achieve a positive swing of $1,565,303 from a loss from operations of $1,282,078 in the First Quarter of 2017 to income from operations of $283,276 in the First Quarter of 2018.

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

The Company has recently announced an alignment with Sony Pictures Entertainment. Pursuant to that alignment, the Company is exploring a number of initiatives, which may include: (i) the development of intellectual property for the creation of motion picture and television content. The first session for the reception of such content took place in Portland in April 2018 and similar sessions will take place in Columbus during the Second Quarter, (ii) the production of an exclusive event on the Sony Pictures lot in June of 2019 (iii) the entry into the immersive entertainment space, (iv) the launch of a touring event in Asia. It is contemplated that these activities, in addition to other activities, will broaden the scope of the Company’s portfolio of revenue generating activities.

Additionally, the Company has entered into an agreement to program two channels in China on the CN Live platform. The Company has entered into a programming agreement with Associated Television International and is proceeding with its plans to launch the Chinese networks. In addition to the agreement with Associated Television International, the Company is discussing the acquisition of content with other third-party suppliers. The Company has aggregated the initial programming and Associated Television International is currently working to compile feeds for the initial programming.

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Convention revenue	$3,991,166	$3,447,957
ConBox revenue	$-	$74,119
Gross margin	$1,104,832	$381,746
Operating expenses	$(821,556)	$(1,663,824)
Income (loss) from operations	$283,276	$(1,282,078)
Other expenses	$(168,893)	$(84,683)
Net income (loss) attributable to common shareholder	$114,383	$(1,366,268)
Income (loss) per common share – basic	$0.00	$(0.02)
Loss per common share – diluted	$(0.01)	$(0.02)

Convention Revenue

Convention revenue was $3,991,166 for the three months ended March 31, 2018, as compared to $3,447,957 for the comparable period ended March 31, 2017, an increase of $543,209. The increase in convention revenue is primarily attributable to enhanced marketing techniques and the qualitative enhancement of the Conventions. The Company ran three events during the three months ended March 31, 2018, as compared to three events during the comparable three months ended March 31, 2017. Average revenue generated per event in 2018 was $1,330,412 as compared to $1,149,319 during 2017.

ConBox Revenue

ConBox revenue was $0 for the three months ended March 31, 2018, as compared to $74,119 for the comparable three months ended March 31, 2017, a decrease of $74,119. The Company ceased ConBox operations in 2017 resulting in the decrease.

Gross Profit

Gross profit percentage for the convention segment increased from a gross profit of 11% during the three months ended March 31, 2017, to a gross profit of 27% during the three months ended March 31, 2018. The gross profit percentage increase was attributable to enhanced marketing and show production techniques which allowed the Company to generate more revenue at the Conventions while decreasing the costs of producing the Conventions.

Gross profit percentage for the ConBox segment decreased from a gross profit of 25% during the three months ended March 31, 2017, to a gross profit of 0% during the three months ended March 31, 2018. The gross profit percentage decrease was attributable to the fact that the Company ceased ConBox operations in 2017.

Operating Expenses

Operating expenses for the three months ended March 31, 2018, were $821,556, as compared to $1,663,824 for the three months ended March 31, 2017. The change is attributable to a decrease in staffing and a correlating decrease in employee compensation, general and administrative expenses and consulting expenses. The $548,045 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses decreased by $281,056 since the prior year comparative period primarily due to a decrease in service fees and web development.

Income (Loss) from Operations

Income from operations for the three months ended March 31, 2018, was $283,276 as compared to a loss from operations of ($1,282,078) for the three months ended March 31, 2017. The positive variance was primarily attributable to the introduction of strategies by Management which increased gross revenue while containing Convention production costs which were excessive in addition to our cost containment strategy concerning corporate overhead. The Company has addressed both issues. Additionally, the Company has augmented its marketing and talent departments to increase attendance at its conventions. During the 4th Quarter of 2017 the Company dramatically reduced its corporate overhead expenses, reducing the projected Corporate Operating budget in 2018 to $2,700,000 compared with $4,900,000 in 2017. This reduction combined with the operating efficiency in producing the Conventions should materially improve the operating results in 2018.

Other Expenses

Other expenses for the three months ended March 31, 2018 was $168,893, as compared to $83,898 for the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company recorded interest of expense of $168,893 related to the convertible note and corresponding debt discount, compared to $83,898 during the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, the Company recorded a loss of $0 and $785, respectively, upon the disposal of equipment.

Net Income (Loss) Attributable to Common Stockholder

Net income attributable to common stockholder for the three months ended March 31, 2018, was $114,383 or income per basic share of $0.00, compared to a net loss of $1,366,268 or loss per basic share of $0.03, for the three months ended March 31, 2017.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2018 compared to December 31, 2017:

	March 31, 2018	December 31, 2017	Increase/(Decrease)
Current Assets	$2,648,290	$2,765,278	$(116,988)
Current Liabilities	$6,030,313	$6,306,310	$(275,997)
Working Capital (Deficit)	$(3,382,023)	$(3,541,032)	$159,009

At March 31, 2018, we had a working capital deficit of $3,382,023, as compared to working capital deficit of $3,541,032, at December 31, 2017, an increase of $159,009. The change in working capital is primarily attributable to a decrease in cash and cash equivalents, accounts receivable and inventory offset by a slight increase in prepaid expenses. These changes in current assets were offset by an overall decrease in current liabilities.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 was $57,811 and $798,947, respectively. The net income (loss) for the three months ended March 31, 2018 and 2017, was $114,383 and ($1,366,761), respectively.

Going Concern Analysis

The Company had income (loss) from operations of $283,276 and $(1,282,078) for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had cash and working capital deficit $1,711,739 and $3,382,023, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through March 2019. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses, which commenced in 2017, should be evident in 2018.

In addition to its cost containment strategies, the Company has announced three agreements to expand its future revenues: 1) alignment with Sony Pictures Entertainment to explore a number of strategic initiatives; 2) agreement to program a linear advertising Supported channel and an SVOD Channel in China on the CN Live platform; and 3) programming agreement with Associated Television International to launch the Chinese networks.

Additionally, if necessary, additional debt and/or equity financing may be obtained through related parties (management and members of the Board of Directors of the Company) based on management’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses. However, based on the results of the First Quarter Operating Results where operating costs decreased by 49% and convention revenue increased by $543,209, Management’s strategies on a directional basis appear to be positive and impactful.

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2017 Annual Report.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 2, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2018 that were not otherwise disclosed in a Current Report on Form 8-K.

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

WIZARD WORLD, INC.

Date: May 14, 2018	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

