Form 10-Q
period 2018-06-30
Wizard World, Inc.
filed 2018-08-14
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 9, 2018, there were 68,535,036 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard World, Inc.

June 30, 2018

Wizard World, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,457,735	$1,769,550
Accounts receivable, net	272,691	336,030
Inventory	-	1,204
Prepaid convention expenses	274,003	461,986
Prepaid insurance	68,035	87,987
Prepaid rent - related party	25,837	76,006
Prepaid taxes	13,984	14,398
Other prepaid expenses	37,020	18,117
Total Current Assets	2,149,305	2,765,278

Property and equipment, net	125,057	165,403

Security deposits	9,408	9,408

Total Assets	$2,238,770	$2,940,089

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,643,593	$2,800,118
Unearned revenue	1,737,545	2,164,972
Convertible promissory note – related party, net	1,397,221	1,116,979
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	6,002,600	6,306,310

Total Liabilities	6,002,600	6,306,310

Commitments and contingencies

Stockholders’ Deficit
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted, respectively	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 68,535,036 and 68,535,036 shares issued and outstanding, respectively	6,855	6,855
Additional paid-in capital	19,999,173	19,960,893
Accumulated deficit	(23,712,360)	(23,321,471)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(3,718,830)	(3,366,221)

Total Liabilities and Stockholders’ Deficit	$2,238,770	$2,940,089

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		As Restated (Note 3)		As Restated (Note 3)
Revenues
Convention	$5,111,867	$4,936,084	$9,103,033	$8,384,041

ConBox	-	10,461	-	84,580

Total revenues	5,111,867	4,946,545	9,103,033	8,468,621

Cost of revenues
Cost of revenue	4,489,502	5,291,686	7,375,836	8,432,016
Total cost of revenues	4,489,502	5,291,686	7,375,836	8,432,016

Gross margin	622,365	(345,141)	1,727,197	36,605

Operating expenses
Compensation	464,296	932,191	921,581	1,937,521
Consulting fees	107,931	197,983	224,017	327,236
General and administrative	294,409	420,563	542,594	949,804

Total operating expenses	866,636	1,550,737	1,688,192	3,214,561

(Loss) income from operations	(244,271)	(1,895,878)	39,005	(3,177,956)

Other expenses
Interest expense	(261,001)	(92,776)	(429,894)	(176,674)
Loss on disposal of equipment	-	-	-	(785)

Total other expenses	(261,001)	(92,776)	(429,894)	(177,459)

Loss before income tax provision	(505,272)	(1,988,654)	(390,889)	(3,355,415)

Income tax provision	-	-	-	-

Net loss	(505,272)	(1,988,654)	(390,889)	(3,355,415)

Net loss attributable to non-controlling interests	-	(150)	-	(643)

Net loss attributable to common stockholders	$(505,272)	$(1,988,504)	$(390,889)	$(3,354,772)

Loss per share - basic	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Loss per share - diluted	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted average common shares outstanding - basic	68,535,036	68,535,036	68,535,036	68,535,036
Weighted average common shares outstanding - diluted	68,535,036	68,535,036	68,535,036	68,535,036

See accompanying notes to the condensed consolidated financial statements

WIZARD WORLD, INC.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2018

(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’ Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance - December 31, 2017	-	$-	68,535,036	$6,855	$19,960,893	$(23,321,471)	$(12,498)	$(3,366,221)

Share-based compensation	-	-	-	-	38,280	-	-	38,280

Net loss	-	-	-	-	-	(390,889)	-	(390,889)

Balance – June 30, 2018	-	$-	68,535,036	$6,855	$19,999,173	$(23,712,360)	$(12,498)	$(3,718,830)

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)
		As Restated (Note 3)
Cash Flows From Operating Activities:
Net loss	$(390,889)	$(3,355,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,274	85,538
Loss on disposal of equipment	-	785
Accretion of debt discount	280,242	24,022
Share-based compensation	38,280	276,106
Changes in operating assets and liabilities:
Accounts receivable	63,339	(12,776)
Inventory	1,204	(20,789)
Prepaid convention expenses	187,983	(41,298)
Prepaid rent - related party	50,169	55,620
Prepaid insurance	19,952	40,159
Prepaid taxes	414	(828)
Other prepaid expenses	(18,903)	(9,060)
Security deposits	-	10,504
Accounts payable and accrued expenses	(156,525)	1,598,412
Unearned revenue	(427,427)	(40,434)

Net Cash Used In Operating Activities	(303,887)	(1,389,454)

Cash Flows from Investing Activities:
Purchase of property and equipment	(7,928)	(92,985)

Net Cash Used In Investing Activities	(7,928)	(92,985)

Net change in cash and cash equivalents	(311,815)	(1,482,439)

Cash and cash equivalents at beginning of reporting period	1,769,550	4,401,217

Cash and cash equivalents at end of reporting period	$1,457,735	2,918,778

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the condensed consolidated financial statements

Wizard World, Inc.

June 30, 2018

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

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had income (loss) from operations of $39,005 and $(3,177,956) for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had cash and working capital deficit $1,457,735 and $3,853,295, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through June 2019. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017 and should be evident in 2018.

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

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses. However, based on the results of the six months ended June 30, 2018 where operating costs decreased by 47% as compared to the same period last year, Management’s strategies on a directional basis appear to be positive and impactful.

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

As of June 30, 2018 and December 31, 2017, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $0 and $0, respectively.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	June 30, 2018	December 31, 2017
Finished goods	$-	$1,204

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

Investment in CONtv

On August 27, 2014, the Company entered into a joint venture and executed an Operating Agreement for CON TV LLC (“CONtv”) with Cinedigm Entertainment Corp. (“Cinedigm”), ROAR, LLC (which at the time was a related party which had been partially owned by a member of the Board. The subject Board Member is no longer affiliated with ROAR, LLC.) (“ROAR”) and Bristol Capital, LLC (a related party controlled by a member of the Board) (“Bristol Capital”). The Company owned a 47.50% interest in the newly formed entity, CONtv. The Company was accounting for the interest in the joint venture utilizing the equity method of accounting.

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

For the three months ended June 30, 2018 and 2017, the Company recognized $0 losses from this venture, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized $0 losses from this venture, respectively.

As of June 30, 2018 and December 31, 2017, the amount due to CONtv was $224,241.

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

Shipping and handling costs were $0 and $4,654 for the three months ended June 30, 2018 and 2017, respectively. Shipping and handling costs were $0 and $21,479 for the six months ended March 31, 2018 and 2017, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017

Convertible note	16,666,667	16,666,667
Common stock options	3,743,000	4,645,000
Common stock warrants	16,666,667	16,666,667

Total contingent shares issuance arrangement, stock options or warrants	37,076,334	37,978,334

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

Tabular summaries of the revisions and the corresponding effects on the statement of earnings for the three and six months ended June 30, 2017 are presented below:

	Consolidated Statement of Operations Three Months Ended June 30, 2017
	Previously Reported	Revisions	Revised Reported
Change in fair value of derivative liabilities	$(238,069)	$238,069	$-

Net loss	$(2,226,573)	$238,069	$(1,988,654)

Net loss per common share:
Basic	$(0.03)	$(0.00)	$(0.02)
Diluted	$(0.03)	$(0.00)	$(0.02)

Tabular summaries of the revisions and the corresponding effects on the statement of earnings for the six months ended June 30, 2017 are presented below:

	Consolidated Statement of Operations Six Months Ended June 30, 2017
	Previously Reported	Revisions	Revised Reported
Change in fair value of derivative liabilities	$1,645,372	$(1,645,372)	$-

Net loss	$(1,710,043)	$(1,645,372)	$(3,355,415)

Net loss per common share:
Basic	$(0.03)	$(0.02)	$(0.05)
Diluted	$(0.03)	$(0.02)	$(0.05)

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2018	December 31, 2017
Computer Equipment	$43,087	$43,087
Equipment	468,822	460,927
Furniture and Fixtures	62,321	62,321
Leasehold Improvements	22,495	22,495
	596,758	588,830
Less: Accumulated depreciation	(471,701)	(423,427)
	$125,057	$165,403

Depreciation expense was $48,274 and $85,538 for the six months ended June 30, 2018 and 2017, respectively.

Note 5 – Investment in CONtv Joint Venture

On August 27, 2014, the Company entered into a joint venture and executed an Operating Agreement with Cinedigm, ROAR (which at the time was a related party co-founded by one of the Company’s directors, with said Director no longer having any affiliation with ROAR) and Bristol Capital (a related party founded by the Company’s Chairman of the Board). The Company owned a 47.50% interest in the newly formed entity, CONtv. The Company was accounting for the interest in the joint venture utilizing the equity method of accounting.

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

For the six months ended June 30, 2018 and 2017, the Company recognized $0 in losses from this venture, respectively.

As of June 30, 2018 and December 31, 2017, the investment in CONtv was $0.

As of June 30, 2018 and December 31, 2017, the Company has a balance due to CONtv of $224,241.

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

During the three months ended June 30, 2018 and 2017, the Company incurred total expenses of $40,608 and $56,250, respectively, for services provided by Bristol.

During the six months ended June 30, 2018 and 2017, the Company incurred total expenses of $84,313 and $112,500, respectively, for services provided by Bristol.

At June 30, 2018 and December 31, 2017, the Company accrued $367,419 and $283,106, respectively, of monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $25,837 and $76,006 remain at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018 and 2017, the Company incurred total rent expense of $40,969 and $83,268, respectively, under the Sublease. See Note 7 for future minimum rent payments due.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $1,102,779 and $1,383,021 as of June 30, 2018 and December 31, 2017, respectively, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of Eighteen Thousand Seven Hundred Fifty and No/100 Dollars ($18,750). For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. At June 30, 2018 and December 31, 2017, the Company accrued $367,419 and $283,106, respectively, of monthly fees due to Bristol.

In addition, the Company granted to Bristol options to purchase up to an aggregate of 600,000 shares of the Company’s common stock.

Operating Lease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $25,837 and $76,006 remain at June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018 and 2017, the Company incurred total rent expense of $40,969 and $83,268, respectively, under the Sublease.

See below for future minimum rent payments due.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:
2018 (remainder of year)	$51,674
2019	104,899
2020	108,046
2021	83,054
$347,673

Obligation to Fund CONtv

As discussed in Note 3, on November 16, 2015, pursuant to that certain A&R Operating Agreement for CONtv, the Company’s ownership interest in CONtv was reduced to 10%. In addition, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the three and six months ended June 30, 2018 and 2017, the Company recognized $0 losses from this venture, respectively. As of June 30, 2018 and December 31, 2017, the amount due to CONtv was $224,241.

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

As of June 30, 2018 and December 31, 2017, there were 68,535,036 shares of common stock issued and outstanding. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2017	4,043,000	$0.58
Exercisable – December 31, 2017	3,328,000	$0.57
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(300,000)	$-
Outstanding – June 30, 2018	3,743,000	$0.59
Exercisable – June 30, 2018	3,278,000	$0.59

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 – 1.50	3,743,000	1.76 years	$0.59	3,278,000	$0.59

At June 30, 2018, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

The Company recognized an aggregate of $38,280 and $276,106 in compensation expense during the six months ended June 30, 2018 and 2017, respectively, related to option awards. At June 30, 2018, unrecognized stock-based compensation was $66,776.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2017	16,666,667	$0.15
Exercisable – December 31, 2017	16,666,667	$0.15
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2018	16,666,667	$0.15
Exercisable – June 30, 2018	16,666,667	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	16,666,667	3.42 years	$0.15	16,666,667	$0.15

At June 30, 2018, the total intrinsic value of warrants outstanding and exercisable was $0.

There were no new options or warrants granted during the six months ended June 30, 2018.

Note 8 – Segment Information

The Company maintained operating segments; Conventions and Conbox. The Company ceased Conbox operations in 2017, which is the principal reason for the decrease in operating results compared to 2017. The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017, are as follows:

	Conventions	ConBox	Total
Three Months ended June 30, 2018
Revenue	$5,111,867	$-	$5,111,867
Cost of revenue	(4,489,502)	-	(4,489,502)
Gross margin	622,365	-	622,365)
Operating expenses	(866,636)	-	(866,636)
Operating loss	(244,271)	-	(244,271)

Three Months ended June 30, 2017
Revenue	$4,936,084	$10,461	$4,946,545
Cost of revenue	(5,267,353)	(24,333)	(5,291,686)
Gross margin	(331,269)	(13,872)	(345,141)
Operating expenses	(1,550,096)	(641)	(1,550,737)
Operating loss	(1,881,365)	(14,513)	(1,895,878)

Six Months Ended June 30, 2018
Revenue	$9,103,033	$-	$9,103,033
Cost of revenue	(7,375,836)	-	(7,375,836)
Gross margin	1,727,197	-	1,727,197)
Operating expenses	(1,688,192)	-	(1,688,192)
Operating income	39,005	-	39,005

Six Months Ended June 30, 2017
Revenue	$8,384,041	$84,580	$8,468,621
Cost of revenue	(8,351,855)	(80,161)	(8,432,016)
Gross margin	32,186	4,419	36,605
Operating expenses	(3,185,706)	(28,855)	(3,214,561)
Operating loss	(3,153,520)	(24,436)	(3,177,956)

June 30, 2018
Accounts receivable, net	$272,691	$-	$272,691
Total assets	2,283,770	-	2,283,770
Unearned revenue	1,737,545	-	1,737,545

December 31, 2017
Accounts receivable, net	$336,030	$-	$336,030
Total assets	2,940,089	-	2,940,089
Unearned revenue	2,164,972	-	2,164,972

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and six month periods ended June 30, 2018 and 2017, included elsewhere in this report and in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018.

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

During the six months ended June 30, 2018, the Company was able to utilize the internal controls and operating procedures and techniques employed by the Company’s new management during 2017 in order to grow the business, by increasing revenues and controlling costs. With the recently reformed internal controls in place, management continued to carefully analyze new markets for the Company’s Comic Conventions. The Company continues to implement the policies put in place by management during 2017.

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

We plan on continuing to enhance our Comic Conventions by featuring new exhibitors and high-profile celebrities, and generally enhancing the entertainment value provided by the Conventions. Further, we continue to identify new geographic markets for our Comic Convention. During the second half of 2017 we embarked on an aggressive review of the costs expended at each of our Conventions. As the result of this review, we identified many operating efficiencies which enabled us to operate our Conventions at a production cost (aside from talent) that is materially lower than previous operations. The savings on logistics and production have enabled us to consistently produce shows that are favorably contributing to the net operating margin. In this regard, the operating results for the first six months of 2018 disclosed that the Total Operating Expenses incurred during the first six months of 2018 were $1,688,192 versus $3,214,561 in the six months of 2017. Additionally, gross revenue increased by $718,992 during the first six months of 2018, over the same period one year ago.

In December 2017, the Company embarked on a cost containment strategy. The implementation of that strategy, which has been in place since January 2018, has significantly reduced corporate overhead. The efficiencies in Convention production in addition to the savings achieved in corporate overhead had a materially positive impact on the financial results for the six months of 2018 and should have a likewise positive impact going forward. The reduction in convention costs together with our cost containment strategy concerning corporate overhead in addition to other strategies employed by management, allowed the Company to achieve a positive swing of $3,216,961 from a loss from operations of $3,177,956 in the first six months of 2017 to income from operations of $39,005 in the first six months of 2018.

Concurrently with the Company’s efforts in the Comic Convention business, the Company is selectively producing and branding compelling content and reaching consumers via social media outlets such as Facebook, Twitter and Instagram, as well as the Company’s website, www.wizardworld.com. The Company hopes to utilize its digital offerings to bolster its Comic Convention business.

We currently expect to produce 16 live events during 2018, although that number of conventions may change as we evaluate locations and venues. Among the shows being produced in 2018 are shows in new markets, including Boise, Winston Salem, and Montgomery.

The Company has announced an alignment with Sony Pictures Entertainment. Pursuant to that alignment, the Company is exploring a number of initiatives, which may include: (i) the development of intellectual property for the creation of motion picture and television content. The first session for the reception of such content took place in Portland in April 2018 and similar sessions took place in Columbus during the Second Quarter, (ii) the production of an exclusive event on the Sony Pictures lot in June of 2019 (iii) the entry into the immersive entertainment space, (iv) the launch of a touring event in Asia. It is contemplated that these activities, in addition to other activities, will broaden the scope of the Company’s portfolio of revenue generating activities.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2018 and 2017:

	Three Months Ended
	June 30, 2018	June 30, 2017
Convention revenue	$5,111,867	$4,936,084
ConBox revenue	$-	$10,461
Gross margin	$622,365	$(345,141)
Operating expenses	$(866,636)	$(1,550,737)
Loss from operations	$(244,271)	$(1,895,878)
Other expenses	$(261,001)	$(92,776)
Net loss attributable to common shareholder	$(505,272)	$(1,988,504)
Income (loss) per common share – basic	$(0.01)	$(0.03)
Loss per common share – diluted	$(0.01)	$(0.03)

Convention Revenue

Convention revenue was $5,111,867 for the three months ended June 30, 2018, as compared to $4,936,084 for the comparable period ended June 30, 2017, an increase of $175,783. The increase in convention revenue is primarily attributable to enhanced marketing techniques and the qualitative enhancement of the Conventions. The Company ran four events during the three months ended June 30, 2018, as compared to five events during the comparable three months ended June 30, 2017. Average revenue generated per event in 2018 was $1,277,966 as compared to $987,216 during 2017

ConBox Revenue

ConBox revenue was $0 for the three months ended June 30, 2018, as compared to $10,461 for the comparable three months ended June 30, 2017, a decrease of $10,461. The Company ceased ConBox operations in 2017 resulting in the decrease.

Gross Profit

Gross profit percentage for the convention segment increased from a gross profit percentage of negative 7% during the three months ended June 30, 2017, to a gross profit percentage of 12% during the three months ended June 30, 2018. The gross profit percentage increase was attributable to enhanced marketing and show production techniques which allowed the Company to generate more revenue at the Conventions while decreasing the costs of producing the Conventions.

Operating Expenses

Operating expenses for the three months ended June 30, 2018, were $866,636, as compared to $1,550,737 for the three months ended June 30, 2017. The change is attributable to a decrease in staffing and a correlating decrease in employee compensation, general and administrative expenses and consulting expenses. The $467,895 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses decreased by $126,154 from the prior year comparative period primarily due to a decrease in service fees and web development.

Loss from Operations

Loss from operations for the three months ended June 30, 2018, was ($244,271) as compared to a loss from operations of ($1,895,878) for the three months ended June 30, 2017. The positive variance was primarily attributable to the introduction of strategies by Management which increased gross revenue while containing Convention production costs which were excessive in addition to our cost containment strategy concerning corporate overhead. The Company has addressed both issues. Additionally, the Company has augmented its marketing and talent departments to increase attendance at its conventions. During the 4th Quarter of 2017 the Company dramatically reduced its corporate overhead expenses, reducing the projected Corporate Operating budget in 2018 to $2,700,000 compared with $4,900,000 in 2017. This reduction combined with the operating efficiency in producing the Conventions is materially improving the operating results in 2018.

Other Expenses

Other expenses for the three months ended June 30, 2018 was $261,001, as compared to $92,776 for the three months ended June 30, 2017. In each case, the expense was interest expense related to the convertible note and corresponding debt discount.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the three months ended June 30, 2018, was ($505,272) or loss per basic share of ($0.01), compared to a net loss of ($1,988,504) or loss per basic share of ($0.03) for the three months ended June 30, 2017.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Six Months Ended June 30, 2018 and 2017:

	Six Months Ended
	June 30, 2018	June 30, 2017
Convention revenue	$9,103,033	$8,384,041
ConBox revenue	$-	$84,580
Gross margin	$1,727,197	$36,605
Operating expenses	$(1,688,192)	$(3,214,561)
Income (loss) from operations	$39,005	$(3,177,956)
Other expenses	$(429,894)	$(177,459)
Net loss attributable to common shareholder	$(390,889)	$(3,354,772)
Loss per common share – basic	$(0.01)	$(0.05)
Loss per common share – diluted	$(0.01)	$(0.05)

Convention Revenue

Convention revenue was $9,103,033 for the six months ended June 30, 2018, as compared to $8,384,041 for the comparable period ended June 30, 2017, an increase of $718,992. As mentioned earlier, the increase in convention revenue is primarily attributable to enhanced marketing techniques and the qualitative enhancement of the Conventions. The Company ran seven events during the six months ended June 30, 2018, as compared to eight events during the comparable six months ended June 30, 2017. Average revenue generated per event in 2018 was $1,300,433 as compared to $1,048,005 during 2017.

Gross Profit

Gross profit percentage for the convention segment increased from a negative gross profit percentage of (1%) during the six months ended June 30, 2017, to a positive gross profit of 19% during the six months ended June 30, 2018. As was the case for the three month period ended June 30, 2018, the gross profit percentage increase was attributable to enhanced marketing and show production techniques which allowed the Company to generate more revenue at the Conventions while decreasing the costs of producing the Conventions.

Operating Expenses

Operating expenses for the six months ended June 30, 2018, were $1,688,192, as compared to $3,214,561 for the six months ended June 30, 2017. As mentioned earlier, the change is attributable to a decrease in staffing and a correlating decrease in employee compensation, general and administrative expenses and consulting expenses. The $1,015,940 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses decreased by $407,210 from the prior year comparative period primarily due to a decrease in service fees and web development.

Income (Loss) from Operations

Income from operations for the six months ended June 30, 2018, was $39,005 as compared to a loss from operations of ($3,177,956) for the six months ended June 30, 2017. As with the three month period ended June 30, 2018, positive variance was primarily attributable to the introduction of strategies by Management which increased gross revenue while containing Convention production costs which were excessive in addition to our cost containment strategy concerning corporate overhead.

Other Expenses

Other expenses for the six months ended June 30, 2018 was $429,894, as compared to $177,459 for the six months ended June 30, 2017. Other than a loss on the disposal of equipment in the amount of $785 during the six months ended June 30, 2017, all expense for both periods was interest expense.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the six months ended June 30, 2018, was ($390,889) or loss per basic share of ($0.01), compared to a net loss of ($3,354,772) or loss per basic share of ($0.05), for the six months ended June 30, 2017.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2018 compared to December 31, 2017:

	June 30, 2018	December 31, 2017	Increase/(Decrease)
Current Assets	$2,149,305	$2,765,278	$(615,973)
Current Liabilities	$6,002,600	$6,306,310	$(303,710)
Working Capital (Deficit)	$(3,853,295)	$(3,541,032)	$312,263

At June 30, 2018, we had a working capital deficit of $3,853,295 as compared to working capital deficit of $3,541,032, at December 31, 2017, an increase of $312,263. The change in working capital is primarily attributable to a decrease in cash and cash equivalents, accounts receivable and prepaid expenses. These changes in current assets were offset by an overall decrease in current liabilities.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2018 and 2017 was $303,887 and $1,389,454, respectively. The net loss for the six months ended June 30, 2018 and 2017, was ($390,889) and ($3,355,415), respectively.

Going Concern Analysis

The Company had income (loss) from operations of $39,005 and $(3,177,956) for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had cash and working capital deficit of $1,457,735 and $3,853,295 respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through June 2019. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses, which commenced in 2017, are being made manifest in 2018.

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

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses. However, based on the results of the six months operating results where operating costs decreased by 47% and convention revenue increased by $175,783, management’s strategies on a directional basis appear to be positive and impactful.

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2018 that were not otherwise disclosed in a Current Report on Form 8-K.

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

WIZARD WORLD, INC.

Date: August 14, 2018	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

