Form 10-Q
period 2018-09-30
WIZARD ENTERTAINMENT, INC.
filed 2018-11-14
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-33383

WIZARD ENTERTAINMENT, INC.

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

As of November 14, 2018, there were 68,535,036 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard Entertainment, Inc.

September 30, 2018

Wizard Entertainment, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,245,296	$1,769,550
Accounts receivable, net	200,091	336,030
Inventory	-	1,204
Prepaid convention expenses	630,365	461,986
Prepaid insurance	133,254	87,987
Prepaid rent - related party	-	76,006
Prepaid taxes	13,984	14,398
Other prepaid expenses	49,494	18,117
Deferred offering costs	73,174	-
Total Current Assets	2,345,658	2,765,278

Property and equipment, net	113,246	165,403

Security deposits	9,408	9,408

Total Assets	$2,468,312	$2,940,089

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,170,306	$2,800,118
Unearned revenue	463,294	2,164,972
Convertible promissory note – related party, net	1,765,702	1,116,979
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	6,623,543	6,306,310

Total Liabilities	6,623,543	6,306,310

Commitments and contingencies

Stockholders’ Deficit
Preferred stock par value $0.0001: 20,000,000 shares authorized; 50,000 shares designated Series A convertible preferred stock par value $0.0001: 50,000 shares designated; 39,101 shares issued and converted, respectively		-
Common stock par value $0.0001: 80,000,000 shares authorized; 68,535,036 and 68,535,036 shares issued and outstanding, respectively	6,855	6,855
Additional paid-in capital	20,010,279	19,960,893
Accumulated deficit	(24,159,867)	(23,321,471)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(4,155,231)	(3,366,221)

Total Liabilities and Stockholders’ Deficit	$2,468,312	$2,940,089

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		As Restated (Note 3)		As Restated (Note 3)
Revenues
Convention	$4,468,776	$5,233,283	$13,571,809	$13,617,324

ConBox	-	-	-	84,580

Total revenues	4,468,776	5,233,283	13,571,809	13,701,904

Cost of revenues
Cost of revenue	3,469,061	5,238,258	10,844,897	13,670,274
Total cost of revenues	3,469,061	5,238,258	10,844,897	13,670,274

Gross margin	999,715	(4,975)	2,726,912	31,630

Operating expenses
Compensation	425,138	690,640	1,346,719	2,628,161
Consulting fees	130,092	209,859	354,109	537,095
General and administrative	448,688	371,427	991,282	1,321,231

Total operating expenses	1,003,918	1,271,926	2,692,110	4,486,487

(Loss) income from operations	(4,203)	(1,276,901)	34,802	(4,454,857)

Other expenses
Interest expense	(443,304)	(112,068)	(873,198)	(288,742)
Loss on disposal of equipment	-	-	-	(785)
Total other expenses	(443,304)	(112,068)	(873,198)	(289,527)

Loss before income tax provision	(447,507)	(1,388,969)	(838,396)	(4,744,384)

Income tax provision	-	-	-	-

Net loss	(447,507)	(1,388,969)	(838,396)	(4,744,384)

Net loss attributable to non-controlling interests	-	-	-	(643)

Net loss attributable to common stockholders	$(447,507)	$(1,388,969)	$(838,396)	$(4,743,741)

Loss per share – basic	$(0.01)	$(0.02)	$(0.01)	$(0.07)

Loss per share – diluted	$(0.01)	$(0.02)	$(0.01)	$(0.07)

Weighted average common shares outstanding - basic	68,535,036	68,535,036	68,535,036	68,535,036
Weighted average common shares outstanding - diluted	68,535,036	68,535,036	68,535,036	68,535,036

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2018

(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’ Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance - December 31, 2017	-	$-	68,535,036	$6,855	$19,960,893	$(23,321,471)	$(12,498)	$(3,366,221)

Share-based compensation	-	-	-	-	49,386	-	-	49,386

Net loss	-	-	-	-	-	(838,396)	-	(838,395)

Balance – September 30, 2018	-	$-	68,535,036	$6,855	$20,010,279	$(24,159,867)	$(12,498)	$(4,155,231)

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
	(Unaudited)	(Unaudited)
		As Restated (Note 3)
Cash Flows From Operating Activities:
Net loss	$(838,396)	$(4,744,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63,578	119,511
Loss on disposal of equipment	-	785
Accretion of debt discount	648,723	59,766
Share-based compensation	49,386	274,499
Changes in operating assets and liabilities:
Accounts receivable	135,939	(286,367)
Inventory	1,204	(12,368)
Prepaid convention expenses	(168,379)	390,732
Prepaid rent - related party	76,006	80,705
Prepaid insurance	(45,267)	(5,490)
Prepaid taxes	414	(621)
Other prepaid expenses	(31,377)	(7,042)
Security deposits	-	10,504
Accounts payable and accrued expenses	1,297,014	1,827,916
Unearned revenue	(1,701,678)	(836,149)

Net Cash Used In Operating Activities	(512,833)	(3,128,003)

Cash Flows from Investing Activities:
Purchase of property and equipment	(11,421)	(97,180)

Net Cash Used In Investing Activities	(11,421)	(97,180)

Net change in cash and cash equivalents	(524,254)	(3,225,183)

Cash and cash equivalents at beginning of reporting period	1,769,550	4,401,217

Cash and cash equivalents at end of reporting period	$1,245,296	1,176,034

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable	$73,174	$-

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

September 30, 2018

Notes to the Condensed Consolidated Unaudited Financial Statements

Note 1 – Organization and Operations

Wizard Entertainment, Inc.

Wizard Entertainment, Inc., formerly GoEnergy, Inc. and Wizard World, Inc. (“Wizard Entertainment” or the “Company”) was incorporated on May 2, 2001, under the laws of the State of Delaware. The Company, through its operating subsidiary, is a producer of pop culture and live multimedia conventions across North America. Effective October 5, 2018, the Company changed its name to Wizard Entertainment, Inc.

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had loss from operations of $838,396 and $4,744,384 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had cash and working capital deficit $1,245,296 and $4,277,885, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through September 2019. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017 and should be evident in 2018.

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

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses. However, based on the results of the nine months operating results where operating costs decreased by 38% and gross profit increased from 0.2% for the 9 months ended in 2017 to a gross profit of 20.1% for the nine months ended in 2018 management’s strategies on a directional basis appear to be positive and impactful.

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

As of September 30, 2018 and December 31, 2017, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of September 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $0 and $0, respectively.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	September 30, 2018	December 31, 2017
Finished goods	$-	$1,204

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

For the three months ended September 30, 2018 and 2017, the Company recognized $0 losses from this venture, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized $0 losses from this venture, respectively.

As of September 30, 2018 and December 31, 2017, the amount due to CONtv was $224,241.

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

Shipping and handling costs were $0 and $0 for the three months ended September 30, 2018 and 2017, respectively. Shipping and handling costs were $0 and $21,479 for the nine months ended September 31, 2018 and 2017, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017

Convertible note	16,666,667	16,666,667
Common stock options	3,743,000	4,643,000
Common stock warrants	16,666,667	16,666,667

Total contingent shares issuance arrangement, stock options or warrants	37,076,334	37,976,334

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

Tabular summaries of the revisions and the corresponding effects on the statement of earnings for the three and nine months ended September 30, 2017 are presented below:

	Consolidated Statement of Operations Three Months Ended September 30, 2017
	Previously Reported	Revisions	Revised Reported
Change in fair value of derivative liabilities	$(2,306,470)	$2,306,470	$-

Net loss	$(3,695,439)	$2,306,470	$(1,388,969)

Net loss per common share:
Basic	$(0.05)	$0.03	$(0.02)
Diluted	$(0.05)	$0.03	$(0.02)

Tabular summaries of the revisions and the corresponding effects on the statement of earnings for the nine months ended September 30, 2017 are presented below:

	Consolidated Statement of Operations Nine Months Ended September 30, 2017
	Previously Reported	Revisions	Revised Reported
Change in fair value of derivative liabilities	$(661,098)	$661,098	$-

Net loss	$(5,404,839)	$661,098	$(4,744,384)

Net loss per common share:
Basic	$(0.08)	$0.01	$(0.07)
Diluted	$(0.08)	$0.01	$(0.07)

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2018	December 31, 2017
Computer Equipment	$43,087	$43,087
Equipment	472,348	460,927
Furniture and Fixtures	62,321	62,321
Leasehold Improvements	22,498	22,495
	600,251	588,830
Less: Accumulated depreciation	(487,005)	(423,427)
	$113,246	$165,403

Depreciation expense was $63,578 and $119,511 for the nine months ended September 30, 2018 and 2017, respectively.

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

For the nine months ended September 30, 2018 and 2017, the Company recognized $0 in losses from this venture, respectively.

As of September 30, 2018 and December 31, 2017, the investment in CONtv was $0.

As of September 30, 2018 and December 31, 2017, the Company has a balance due to CONtv of $224,241.

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

During the three months ended September 30, 2018 and 2017, the Company incurred total expenses of $56,250 and $56,250, respectively, for services provided by Bristol.

During the nine months ended September 30, 2018 and 2017, the Company incurred total expenses of $168,750 and $168,750, respectively, for services provided by Bristol.

At September 30, 2018 and December 31, 2017, the Company accrued $410,504 and $283,106, respectively, of net monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $0 and $76,006 remain at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company incurred total rent expense of $57,806 and $108,353, respectively, under the Sublease. See Note 7 for future minimum rent payments due.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $734,298 and $1,383,021 as of September 30, 2018 and December 31, 2017, respectively, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of Eighteen Thousand Seven Hundred Fifty and No/100 Dollars ($18,750). For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. At September 30, 2018 and December 31, 2017, the Company accrued $451,856 and $283,106, respectively, of monthly fees due to Bristol.

In addition, the Company granted to Bristol options to purchase up to an aggregate of 600,000 shares of the Company’s common stock.

Operating Lease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $0 and $76,006 remain at September 30, 2018 and December 31, 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company incurred total rent expense of $57,806 and $108,353, respectively, under the Sublease.

See below for future minimum rent payments due.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:
2018 (remainder of year)	$26,820
2019	107,279
2020	107,279
2021	80,459
$321,836

Obligation to Fund CONtv

As discussed in Note 3, on November 16, 2015, pursuant to that certain A&R Operating Agreement for CONtv, the Company’s ownership interest in CONtv was reduced to 10%. In addition, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the three and nine months ended September 30, 2018 and 2017, the Company recognized $0 losses from this venture, respectively. As of September 30, 2018 and December 31, 2017, the amount due to CONtv was $224,241.

Malinoff Dispute

Randall Malinoff, the Company’s former Chief Operating Officer, who departed from on the Company as of July 5, 2017, is currently engaged in a dispute with the Company. A complaint for breach of contract and various disability discrimination claims was filed after the Company terminated him for cause. Following said termination, the Company entered into a subsequent agreement with Malinoff which he breached by abandoning his position. The Company believes that the matter, which is set for trial in 2019, is wrongful and is without merit. The Company currently intends to proceed to trial on this matter. The Company paid an insurance deductible of $25,000, concerning this matter.

Other Legal Matters

The Company settled a claim relating to the alleged conduct of a third-party during a live event produced by the Company. Although the Company disputed any liability the matter was concluded for the sum of $45,000, which was below the insurance retention of $50,000.

The Company also settled a small claims action in the amount of $5,000; as well as a commercial contract claim in the amount of $11,000.

The Company has also initiated an action against a vendor with regard to fees charged for services provided by the vendor at certain shows produced by the Company. The action filed by the Company is in at an early procedural stage.

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

As of September 30, 2018 and December 31, 2017, there were 68,535,036 shares of common stock issued and outstanding. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2017	4,043,000	$0.58
Exercisable – December 31, 2017	3,328,000	$0.57
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(300,000)	$-
Outstanding – September 30, 2018	3,743,000	$0.59
Exercisable – September 30, 2018	3,278,000	$0.59

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 – 1.50	3,743,000	1.51 years	$0.59	3,278,000	$0.59

At September 30, 2018, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

The Company recognized an aggregate of $49,386 and $274,500 in compensation expense during the nine months ended September 30, 2018 and 2017, respectively, related to option awards. At September 30, 2018, unrecognized stock-based compensation was $55,670.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2017	16,666,667	$0.15
Exercisable – December 31, 2017	16,666,667	$0.15
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2018	16,666,667	$0.15
Exercisable – September 30, 2018	16,666,667	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	16,666,667	3.17 years	$0.15	16,666,667	$0.15

At September 30, 2018, the total intrinsic value of warrants outstanding and exercisable was $0.

There were no new options or warrants granted during the nine months ended September 30, 2018.

Note 8 – Segment Information

The Company maintained operating segments; Conventions and Conbox. The Company ceased Conbox operations in 2017, which is the principal reason for the decrease in operating results compared to 2017. The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017, are as follows:

	Conventions	ConBox	Total
Three Months ended September 30, 2018
Revenue	$4,468,776	$-	$4,468,776
Cost of revenue	(3,469,061)	-	(3,469,061)
Gross margin	999,715	-	999,715
Operating expenses	(1,033,918)	-	(1,033,918)
Operating loss	(4,203)	-	(4,203)

Three Months ended September 30, 2017
Revenue	$5,233,283	$-	$5,233,283
Cost of revenue	(5,238,258)	-	(5,238,258)
Gross margin	(4,975)	-	(4,975)
Operating expenses	(1,271,247)	(679)	(1,271,926)
Operating loss	(1,276,222)	(679)	(1,276,901)

Nine Months Ended September 30, 2018
Revenue	$13,571,809	$-	$13,571,809
Cost of revenue	(10,844,897)	-	(10,844,897)
Gross margin	2,726,912	-	2,726,897
Operating expenses	(2,692,110)	-	(2,692,110)
Operating income	34,802	-	34,802

Nine Months Ended September 30, 2017
Revenue	$13,617,324	$84,580	$13,701,904
Cost of revenue	(13,590,113)	(80,161)	(13,670,274)
Gross margin	27,211	4,419	31,630
Operating expenses	(4,456,953)	(29,534)	(4,486,487)
Operating loss	(4,429,742)	(25,115)	(4,454,857)

September 30, 2018
Accounts receivable, net	$200,091	$-	$200,091
Total assets	2,468,312	-	2,468,312
Unearned revenue	463,294	-	463,294

December 31, 2017
Accounts receivable, net	$336,030	$-	$336,030
Total assets	2,940,089	-	2,940,089
Unearned revenue	2,164,972	-	2,164,972

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and nine month periods ended September 30, 2018 and 2017, included elsewhere in this report and in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018.

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

During the nine months ended September 30, 2018, the Company was able to utilize the internal controls and operating procedures and techniques employed by the Company’s new management during 2017 in order to grow the business, by increasing revenues and controlling costs. With the recently reformed internal controls in place, management continued to carefully analyze new markets for the Company’s Comic Conventions. The Company continues to implement the policies put in place by management during 2017.

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

We plan on continuing to enhance our Comic Conventions by featuring new exhibitors and high-profile celebrities, and generally enhancing the entertainment value provided by the Conventions. Further, we continue to identify new geographic markets for our Comic Convention. During the second half of 2017, we embarked on an aggressive review of the costs expended at each of our Conventions. As the result of this review, we identified many operating efficiencies which enabled us to operate our Conventions at a production cost (aside from talent) that is materially lower than previous operations. The savings on logistics and production have enabled us to consistently produce shows that are favorably contributing to the net operating margin. In this regard, the operating results for the first nine months of 2018 disclosed that the Total Operating Expenses incurred during the first nine months of 2018 were $2,692,110 versus $4,486,487 in the nine months of 2017. Despite the dramatic decrease in operating expenses, gross revenue held fairly steady at $13,571,809 for the first nine months of 2018, when compared to $13,701,904 for the same period one year ago.

In December 2017, the Company embarked on a cost containment strategy. The implementation of that strategy, which has been in place since January 2018, has significantly reduced corporate overhead. The efficiencies in Convention production in addition to the savings achieved in corporate overhead had a materially positive impact on the financial results for the nine months of 2018 and should have a likewise positive impact going forward. The reduction in convention costs together with our cost containment strategy concerning corporate overhead in addition to other strategies employed by management, allowed the Company to sustain income from operations of $34,802 in the first nine months of 2018 compared to a loss from operations of $4,454,857 in the first nine months of 2017.

Concurrently with the Company’s efforts in the Comic Convention business, the Company is selectively producing and branding compelling content and reaching consumers via social media outlets such as Facebook, Twitter and Instagram, as well as the Company’s website, www.wizardworld.com. The Company hopes to utilize its digital offerings to bolster its Comic Convention business.

We currently expect to produce 13 live events during 2018, although that number of conventions may change as we evaluate locations and venues. Among the shows being produced in 2018 are shows in new markets, including Boise and Winston-Salem.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018	September 30, 2017
Convention revenue	$4,468,776	$5,233,283
ConBox revenue	$-	$-
Gross margin	$999,715	$(4,975)
Operating expenses	$(1,003,918)	$(1,271,926)
Loss from operations	$(4,203)	$(1,276,901)
Other income (expenses)	$(443,304)	$(112,068)
Loss income attributable to common shareholder	$(447,507)	$(1,388,969)
Loss per common share – basic	$(0.01)	$(0.02)
Loss per common share – diluted	$(0.01)	$(0.02)

Convention Revenue

Convention revenue was $4,468,776 for the three months ended September 30, 2018, as compared to $5,233,283 for the comparable period ended September 30, 2017, a decrease of $764,507. The Company ran five events during the three months ended September 30, 2018, as compared to four events during the comparable three months ended September 30, 2017. Average revenue generated per event in 2018 was $893,755 as compared to $1,308,321 during 2017.  The average revenue per event during the third quarter of 2018 was less than that of the comparable period in 2017 because two of the five 2018 events were smaller market shows which generate substantially less revenue than our established shows in larger markets.

Gross Profit

Gross profit percentage for the convention segment increased from a gross profit percentage of negative (0.1%) during the three months ended September 30, 2017, to a gross profit percentage of 22.4% during the three months ended September 30, 2018. The gross profit percentage increase was attributable to enhanced marketing and show production techniques which allowed the Company to generate more revenue at the Conventions while decreasing the costs of producing the Conventions.

Operating Expenses

Operating expenses for the three months ended September 30, 2018, were $1,003,918, as compared to $1,271,926 for the three months ended September 30, 2017. The change is attributable to a decrease in staffing and a correlating decrease in employee compensation, general and administrative expenses and consulting expenses. The $265,502 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses increased by $77,261 from the prior year comparative period primarily due to an increase in legal fees largely attributable to new initiatives undertaken by the company.

Loss from Operations

Loss from operations for the three months ended September 30, 2018, was $4,203 as compared to a loss from operations of $1,276,901 for the three months ended September 30, 2017. The positive variance was primarily attributable to the introduction of strategies by Management which increased gross revenue while containing Convention production costs which were excessive in addition to our cost containment strategy concerning corporate overhead. The Company has addressed both issues. Additionally, the Company has augmented its marketing and talent departments to increase attendance at its conventions. During the 4th Quarter of 2017 the Company dramatically reduced its corporate overhead expenses, reducing the projected Corporate Operating budget in 2018 to $2,700,000 compared with $4,900,000 in 2017. This reduction combined with the operating efficiency in producing the Conventions is materially improving the operating results in 2018.

Other Expenses

Other expenses for the three months ended September 30, 2018 was $443,304, as compared to $112,068 for the three months ended September 30, 2017. In each case, the expense was interest expense related to the convertible note and corresponding debt discount.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the three months ended September 30, 2018, was $447,507 or loss per basic share of $0.01, compared to a net loss of $1,388,969 or loss per basic share of $0.02 for the three months ended September 30, 2017.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Nine Months Ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Convention revenue	$13,571,809	$13,617,324
ConBox revenue	$-	$84,580
Gross margin	$2,726,912	$31,630
Operating expenses	$(2,692,110)	$(4,486,487)
Income (loss) from operations	$34,802	$(4,454,857)
Other expenses	$(873,198)	$(289,527)
Net loss attributable to common shareholder	$(838,396)	$(4,743,741)
Loss per common share – basic	$(0.01)	$(0.07)
Loss per common share – diluted	$(0.01)	$(0.07)

Convention Revenue

Convention revenue was $13,571,809 for the nine months ended September 30, 2018, as compared to $13,617,324 for the comparable period ended September 30, 2017, a non-material decrease of $45,515. The Company ran 12 events during the nine months ended September 30, 2018, which was equal to the twelve events during the comparable nine months ended September 30, 2017. Average revenue generated per event in the first nine months of 2018 was $1,130,984 which is similar to the $1,134,777 average revenue per event during the same period in 2017.

Gross Profit

Gross profit percentage for the convention segment increased from 0.2% during the nine months ended September 30, 2017, to a positive gross profit of 20.1% during the nine months ended September 30, 2018. As was the case for the three-month period ended September 30, 2018, the gross profit percentage increase was attributable to enhanced marketing and show production techniques which allowed the Company to generate more revenue at the Conventions while decreasing the costs of producing the Conventions.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018, were $2,692,110, as compared to $4,486,487 for the nine months ended September 30, 2017. As mentioned earlier, the change is attributable to a decrease in staffing and a correlating decrease in employee compensation, general and administrative expenses and consulting expenses. The $1,281,442 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. General and administrative expenses decreased by $329,949 from the prior year comparative period primarily due to a decrease in service fees and web development.

Income (Loss) from Operations

Income from operations for the nine months ended September 30, 2018, was $34,802 as compared to a loss from operations of $4,454,857 for the nine months ended September 30, 2017. As with the three-month period ended September 30, 2018, positive variance was primarily attributable to the introduction of strategies by Management which increased gross revenue while containing Convention production costs which were excessive in addition to our cost containment strategy concerning corporate overhead.

Other Expenses

Other expenses for the nine months ended September 30, 2018 was $873,198, as compared to $289,527 for the nine months ended September 30, 2017. In each case, the expense was interest expense related to the convertible note and corresponding debt discount.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the nine months ended September 30, 2018, was $838,396 or loss per basic share of $0.01, compared to a net loss of $4,743,741 or loss per basic share of $0.07, for the nine months ended September 30, 2017.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2018 compared to December 31, 2017:

	September 30, 2018	December 31, 2017	Increase/(Decrease)
Current Assets	$2,345,658	$2,765,278	$(419,620)
Current Liabilities	$6,623,543	$6,306,310	$317,233
Working Capital (Deficit)	$(4,277,885)	$(3,541,032)	$736,853

At September 30, 2018, we had a working capital deficit of $4,277,885 as compared to working capital deficit of $3,541,032, at December 31, 2017, an increase of $736,853. The change in working capital is primarily attributable to a decrease in cash and cash equivalents and accounts receivable. These changes in current assets were offset by an overall increase in current liabilities.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 was $512,833 and $3,128,003, respectively. The net loss for the nine months ended September 30, 2018 and 2017, was $838,396 and $4,744,384, respectively.

Going Concern Analysis

The Company had income from operations of $34,802 and a loss of $4,454,857 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had cash and working capital deficit of $1,245,296 and $4,277,885 respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through September 2019. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses, which commenced in 2017, are being made manifest in 2018.

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

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses. However, based on the results of the nine months operating results where operating costs decreased by 38% and gross profit increased from a gross profit of 0.2% for the 9 months ended in 2017 to a gross profit of 20.1% for the nine months ended in 2018 management’s strategies on a directional basis appear to be positive and impactful.

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2017 Annual Report filed with the SEC on April 2, 2018.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Malinoff Dispute

Randall Malinoff, the Company’s former Chief Operating Officer, who departed from on the Company as of July 5, 2017, is currently engaged in a dispute with the Company. A complaint for breach of contract and various disability discrimination claims was filed after the Company terminated him for cause. Following said termination, the Company entered into a subsequent agreement with Malinoff which he breached by abandoning his position. The Company believes that the matter, which is set for trial in 2019, is wrongful and is without merit. The Company currently intends to proceed to trial on this matter. The Company paid an insurance deductible of $25,000, concerning this matter.

Other Legal Matters

The Company settled a claim relating to the alleged conduct of a third-party during a live event produced by the Company. Although the Company denied and disputed any liability the matter was concluded for the sum of $45,000, which was below the insurance coverage retention of $50,000.

The Company also settled a small claims action in the amount of $5,000; as well as a commercial contract claim in the amount of $11,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2018 that were not otherwise disclosed in a Current Report on Form 8-K.

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

WIZARD ENTERTAINMENT, INC.

Date: November 14, 2018	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

