Form 10-K
period 2018-12-31
WIZARD ENTERTAINMENT, INC.
filed 2019-04-01
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number 000-33383

WIZARD ENTERTAINMENT, INC.

(Exact name of registrant as specified in charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

662 N. Sepulveda Blvd., Suite 300 Los Angeles, CA	90049
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 648-8410

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The market value of the voting and non-voting common stock was $4,805,576 based on 17,798,430 shares held by non-affiliates. The shares were valued at $0.27 per share, that being the closing price on June 29, 2018, the last business day of the registrant’s most recently completed second quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 1, 2019, there were 70,135,036 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

WIZARD ENTERTAINMENT, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2018

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

Item 1. Business

Our Company

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

Company History

Wizard Entertainment, Inc. (f/k/a Wizard World, Inc. and f/k/a GoEnergy, Inc.) was incorporated in Delaware on May 2, 2001. The Company was initially involved in oil and gas exploration but ceased operations and abandoned any interests it had in such properties.

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

On December 29, 2014, the Company and a member of the Board of Directors (the “Board”) of the Company formed Wiz Wizard, LLC (“Wiz Wizard”) in the State of Delaware. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company. Consequently, Wiz Wizard is a wholly-owned subsidiary of the Company which was dissolved in March 2019.

On April 10, 2015, the Company and a third-party formed ButtaFyngas, LLC in the State of Delaware. The Company owns fifty percent (50%) of the membership interests. ButtaFyngas, LLC is not currently active.

In the Fall of 2018 the Company changed its name from Wizard World, Inc. to Wizard Entertainment, Inc.

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

Conventions

The Company has been producing Comic Conventions since July 1997.

The Company receives revenue from its Comic Conventions primarily from three sources: (i) consumer admissions; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. Comic Conventions vary in cost to produce. Production costs vary based on the size and scope of the production. Generally, our production costs range from approximately under $1,000,000 for a smaller scale production to $3,000,000 for a larger production.

In 2018 to the Company produced Comic Convention in the following cities: (i) New Orleans, LA; (ii) St. Louis, MO; (iii) Cleveland, OH; (iv) Portland, OR; (v) Philadelphia, PA; (vi) Des Moines, IA; (vii) Columbus, OH ; (viii) Boise ID; (ix) Winston Salem, NC; (x) Chicago, IL; (xi) Tulsa, OK; (xii) Austin, TX; and (xiii) Madison, WI.

Our target audience includes men and women in the 18 to 34-year-old demographic, together with families of all ages who are fans of various types of entertainment and media, including movies, music, toys, video games, consumer electronics, computers, and lifestyle products (e.g. clothes, footwear, digital devices, and mobile phones). We continuously review our existing operations and procedures relating to our Comic Conventions in order to ensure that we produce the best possible fan experience at our Comic Conventions and maximize revenue while containing costs.

CONtv

The Company currently holds a limited and passive interest in CONtv, a digital network devoted to fans of pop culture entertainment.

Digital Media

The Company produces a number of digital media properties, including, but not limited to, our website www.wizardworld.com, emails, newsletters, together with posts on Facebook, YouTube, Twitter and Instagram, to create awareness of our Comic Conventions and provide updates to our fans and consumers. To a large extent we also use our website www.wizardworld.com to provide the latest Wizard World news and information. While we derive little or no direct revenue from these properties, they have the indirect benefit of supporting sales relating to our Comic Conventions (dealer and exhibitor booths, admissions, sponsorships), as well as helping us secure additional sought after and high-profile talent. This in turn helps us obtain additional admissions, booth sales and sponsorships for our Comic Conventions. The Company intends to increase its presence in the digital space, through the creation and distribution of high quality and compelling content.

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

Through posts on Facebook, our attending artists and celebrities are able to help promote our Comic Conventions by announcing their involvement at our events. This helps generate excitement among both their existing fan base and ours while creating a sense of community and groundswell of support for the upcoming Comic Convention. Once we establish a critical mass of people, the Comic Convention can become part of the fabric of the community where people anticipate and look forward to the event months and sometimes even a full year in advance. Retention of Comic Convention attendees is essential to our sales process. Procuring new and timely talent helps generate new customers, as well as the word of mouth of previous attendees. Much of this is achieved via email, Facebook, Twitter, and www.wizardworld.com.

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

Strategy

Our objective is to continue to create an expanded and qualitatively enhanced digital presence to leverage the Company’s digital extensions to become a dominant voice and destination for pop culture enthusiasts across multiple media platforms. Key elements of our strategy include:

●	producing high quality Comic Conventions events across the United States to entertain fans and to allow for promotion of consumer products and entertainment;

●	produce rich content and leveraging the content created at the Comic Conventions through digital media outlets such as websites, apps, emails, newsletters, Facebook, Twitter, Flickr, Tumblr, Instagram and YouTube, among others; and

●	obtaining sponsorships and promotions from media and entertainment companies for our Comic Conventions, including: (i) expanding our relationships with entertainment and media companies; and (ii) Continue efforts to control all costs including corporate overhead and convention production costs.

Sponsorships and Advertising

The Company sells sponsorship, exhibitor and advertising opportunities to businesses seeking to reach our core target audience of active entertainment consumers, with a particular focus on men and women ages 18 to 34 and families.

Sponsorships and Promotions

We provide sponsorship opportunities that allow advertisers a wide range of promotional vehicles on-site and through our public relations efforts. For example, we offer advertisers the ability to: (i) display signage at our Comic Conventions, (ii) include their desired logos on all direct mail that is sent in connection with one or more Comic Conventions, (iii) be included in press releases to the media, (iv) obtain sponsor tags on the radio spots or in the print or online ads where we advertise, and (v) obtain advertising space in our digital media. We also provide the opportunity for advertisers to sponsor events at the Comic Conventions, such as costume contests or gaming tournaments and the ability to brand “step-and-repeats” for photo opportunities, meet and greets with celebrities, VIP packages, and giveaways. Sponsors pay a fee based upon the position of their advertising media and the exposure it will receive. We are able to increase our revenue by utilizing a strategic floor layout that maximizes the amount of highly profitable booth, advertising, and sponsorship opportunities. We are focused on increasing our sponsorship revenue and we are currently actively engaged in enhancing our capabilities in that regard.

Marketing

Our Comic Conventions are marketed through a variety of media outlets, including social media, websites, public relations, television, radio, out-of-home (OOH), email, “street-teams”, and by flyers, and postcards. Our Comic Conventions usually obtain publicity through coverage of the events at our Comic Conventions by local TV stations, radio stations, newspapers, national press, fan websites, blogs, and social network channels such as Twitter, Facebook, Flickr, and Tumblr. In certain instances, we do not pay for advertising because we can provide desirable content to media outlets. For example, we typically invite local TV stations to our Comic Conventions so that they can interview the celebrities featured at our Comic Conventions. As a result, we receive TV coverage at no cost and the TV stations obtain content for their shows. In addition, we arrange for celebrities to call into local radio stations. As a result, we receive on-air promotion of our events and the radio station reaches a larger audience who want to tune in to hear our celebrities. We also receive on-air promotion by exchanging air time for admission giveaways to our Comic Conventions. With respect to the internet and online advertising, we advertise throughout our website www.wizardworld.com about upcoming Comic Conventions. We also send out emails to our fans on a regular basis.

Trademarks and Copyrights

We have a portfolio of trademarks and service marks and maintain a catalog of copyrighted works. Such marks include “Wizard World”, “Where Pop FI Comes to Life” and “WizPop”.

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

Customers

We derive revenue from both Comic Convention attendees and clients that purchase sponsor opportunities and take part in our Comic Conventions as exhibitors.

Show Attendees

Our Comic Conventions are attended primarily by men and women in the 18 to 34-year-old demographic, together with families of all ages who are fans of various types of entertainment and media, including movies, music, toys, video games, consumer electronics, computers, and lifestyle products (e.g. clothes, footwear, digital devices, and mobile phones). We are seeking to develop a positive reputation for hosting quality events in order to build brand loyalty among our show attendees and ensure repeat attendance.

Corporate Sponsors and Exhibitors

We identify and target some of the leading movie studios, video game producers, comic book publishers, television broadcasters, and toy manufacturers as future exhibitors and sponsors. In addition, our digital media business will provide sales opportunities across the Fortune 1000 corporate sector, as these brand advertisers look to leverage our media properties to reach our target audience.

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

We also believe that we have an advantage over competitors because our Comic Conventions are well known and well respected in the Comic Convention and pop culture industry. We have a reputation among fans, exhibitors, and celebrities for producing high-quality and well attended Comic Conventions that provide consumers with a good value proposition for an entertainment experience.

Sales Channels and Pricing Policies

We have outsourced our admission sales to a national ticketing service. Admission prices typically range from $50 for a single day pass to $80 for a general weekend pass. Entry for children ten years old and under is free at Wizard Comic Conventions.

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

Growth Strategy

Aggressive steps taken by the Company’s new management throughout 2017 and 2018 including but not limited to cost containment and the reduction of corporate staff and overhead, have now provided a stable and reliable base of operations from which the Company can grow. The Company plans to pursue expansion by carefully evaluating various strategies that are now under consideration and utilizing knowledge gained throughout the Company’s history.

We plan to organically develop new Comic Conventions. We also seek to increase revenues of our existing Comic Conventions through improving the fan experience by highly curating the entertainment, exhibitors, celebrities, panels, gaming tournaments, genres of fandom and opportunities for VIP experiences. Internalizing various services provided at our Comic Conventions we believe we can also lead to increased revenues. For example, all photo-operations at our Conventions are now owned and controlled by the Company. To help us provide a better customer experience, and in order to address the logistics of hosting additional and more profitable Comic Conventions, the Company has entered into a relationship with a sophisticated ticket sales company. We have focused on the cost of production of each Convention and we have taken material strides to improve operating efficiencies.

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

To help facilitate our growth, we have undertaken more sophisticated and more cost-effective marketing techniques. We have also upgraded our internal accounting department which has adopted the use of sophisticated accounting software and PO systems in order to better handle the accounting matters associated with a larger company.

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

In the Fall of 2017, we announced two agreements with the CN Live platform in China. Under these agreements we will provide English language programs across mainland China on an ad-supported and SVOD basis, work is continuing on that initiative. We also plan to include the development of IP with a major motion picture studio, in addition to exploring immersive media opportunities.

Employees

We currently have 12 full-time equivalent employees. Additionally, we engage 8 part-time freelance consultants providing us with greater core competence in the disciplines of Marketing, Sponsorship Sales, Event Production and e-commerce.

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

Item 1A. Risk Factors

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

Risks Related to our Business and Industry

General

We may not be able to prevent others from using our intellectual property and may be subject to claims by third parties that we infringe on their intellectual property.

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

None

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

Item 3. Legal Proceedings.

A complaint for breach of contract and various disability discrimination claims was filed by former COO Randy Malinoff after the Company terminated him for cause. The Company believes that the matter was wrongful and without merit. The lawsuit was concluded on what management considers to be terms favorable to the Company.

The Company filed suit against a vendor alleging a number of claims on behalf of the Company with regard to decorator services provided to the Company.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Period	High	Low

January 1, 2017 through March 31, 2017	$0.260	$0.155

April 1, 2017 through June 30, 2017	$0.230	$0.135

July 1, 2017 through September 30, 2017	$0.350	$0.090

October 1, 2017 through December 31, 2017	$0.300	$0.110

January 1, 2018 through March 31, 2018	$0.330	$0.115

April 1, 2018 through June 30, 2018	$0.310	$0.211

July 1, 2018 through September 30, 2018	$0.270	$0.125

October 1, 2018 through December 31, 2018	$0.193	$0.050

On March 25, 2019, the stock closed at $0.115.

(b) Holders

As of March 25, 2019, a total of 70,135,036 shares of the Company’s common stock were outstanding and held by 31 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Transfer Agent

V Stock Transfer, LLC

18 Lafayette Place

Woodmere, NY 11598

Recent Sales of Unregistered Securities

On November 22, 2018, the Board of Directors of the Company decided to issue 5,768,956 shares of Preferred stock for settlement of the outstanding liabilities due to Bristol and Mr. Maatta totaling $709,506. The issuance was exempt from the registration requirements of Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the same Act since the issuance of the shares did not involve any public offering.

Special Sales Practice Requirements with Regard to “Penny Stocks”

To protect investors from patterns of fraud and abuse that have occurred in the market for low priced securities commonly referred to as “penny stocks,” the SEC has adopted regulations that generally define a “penny stock” to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions. Our stock is subject to the “penny stock” regulations during periods in which the price is below $5.00 per share. During any such periods, broker-dealers selling our common stock are subject to additional sales practices when they sell our stock to persons other than established clients and “accredited investors.” For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser’s written consent to the transaction and deliver a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order, current quotations for the securities and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer’s presumed control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Such “penny stock” rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

Item 6. Selected Financial Data

Not Applicable. The Company is a “smaller reporting company” and not subject to the Selected Financial Data requirement of Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the years ended December 31, 2018 and 2017, included elsewhere in this report.

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

During the year ended December 31, 2018, the Company was able to utilize the internal controls and operating procedures and techniques employed by the Company’s new management during 2017 in order to grow the business, by increasing revenues and controlling costs. With the recently reformed internal controls in place, management continued to carefully analyze new markets for the Company’s Comic Conventions. The Company continues to implement the policies put in place by management during 2017.

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

We plan on continuing to enhance value proposition of our Comic Conventions by featuring new exhibitors and high-profile and eclectic celebrities, and generally enhancing the entertainment value provided by the Conventions. Further, we continue to identify new geographic markets for our Comic Convention. During the second half of 2017, we embarked on an aggressive review of the costs expended at each of our Conventions. As the result of this review, we identified many operating efficiencies which enabled us to operate our Conventions at a production cost (aside from talent) that is materially lower than previous operations. The savings on logistics and production have enabled us to consistently produce shows that are favorably contributing to the net operating margin. In this regard, the operating results for the year ended December 31, 2018 disclosed that the Total Operating Expenses incurred were $3,564,552 versus $5,346,924 in the year ended December 31, 2017. Despite the dramatic decrease in operating expenses, gross revenue held fairly steady at $13,901,603 for the year ended December 31, 2018, when compared to $14,983,033 for the same period one year ago.

In December 2017, the Company embarked on an intelligent cost containment strategy. The implementation of that strategy, which has been in place since January 2018, has significantly reduced corporate overhead. The efficiencies in Convention production in addition to the savings achieved in corporate overhead had a materially positive impact on the financial results for the year ended December 31, 2018 and should have a likewise positive impact going forward. The reduction in convention costs together with our cost containment strategy concerning corporate overhead in addition to other strategies employed by management, allowed the Company to sustain a loss from operations of $941,015 in the year ended December 31, 2018 compared to a loss from operations of $5,337,608 in the year ended December 31, 2017.

Concurrently with the Company’s efforts in the Comic Convention business, the Company is selectively producing and branding compelling content and reaching consumers via social media outlets such as Facebook, Twitter and Instagram, as well as the Company’s website, www.wizardworld.com. The Company hopes to utilize its digital offerings to bolster its Comic Convention business.

We currently expect to produce 13 live events during 2019, although that number of conventions may change as we evaluate locations and venues. Among the shows being produced in 2019 are shows in new markets, which have yet to be announced.

The Company has announced an alignment with Sony Pictures Entertainment. Pursuant to that alignment, the Company is exploring a number of initiatives, which may include: (i) the development of intellectual property for the creation of motion picture and television content. The first session for the reception of such content took place in Portland in April 2018 and similar sessions took place in Columbus during the Second Quarter, (ii) the production of the Ghostbusters Fan Fest on the Sony Pictures lot on June 8, 2019 and (iii) the entry into the immersive entertainment space. It is contemplated that these activities, in addition to other activities, will broaden the scope of the Company’s portfolio of revenue generating activities.

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

The Company is also exploring the launch of a touring event in Asia together with a major Chinese promoter.

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2018 and 2017:

	Year Ended
	December 31, 2018	December 31, 2017
Convention revenue	$13,901,603	$14,983,033
ConBox revenue	$-	$84,580
Gross margin	$2,623,537	$9,316
Operating expenses	$(3,564,552)	$(5,346,924)
Loss from operations	$(941,015)	$(5,337,608)
Other expenses	$(1,677,404)	$(395,887)
Net loss attributable to common shareholder	$(2,615,419)	$(5,732,814)
Loss per common share – basic	$(0.04)	$(0.08)
Loss per common share – diluted	$(0.04)	$(0.08)

Convention Revenue

Convention revenue was $13,901,603 for the year ended December 31, 2018, as compared to $14,983,033 for the comparable period ended December 31, 2017, a decrease of $1,081,430. The Company ran thirteen events during the year ended December 31, 2018, compared to the fourteen events during the comparable year ended December 31, 2017. Average revenue generated per event in 2018 was $1,069,354 compared to the $1,070,217 average revenue per event during the same period in 2017.

Gross Profit

Gross profit percentage for the convention segment increased from 0.1% during the year ended December 31, 2017, to a positive gross profit of 18.9% during the year ended December 31, 2018. The gross profit percentage increase was attributable to enhanced marketing and show production techniques which allowed the Company to generate more revenue at the Conventions while decreasing the costs of producing the Conventions.

Operating Expenses

Operating expenses for the year ended December 31, 2018, were $3,564,552, as compared to $5,346,924 for the year ended December 31, 2017. The change is attributable to a decrease in staffing and a correlating decrease in employee compensation, consulting expenses and general and administrative expenses. The $1,026,439 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. Consulting fees decreased by $268,883 due to a decrease in the utilization of outside consultants for production and sales. General and administrative expenses decreased by $487,050 from the prior year comparative period primarily due to a decrease in marketing, office rent and general office expenses.

Loss from Operations

Loss from operations for the year ended December 31, 2018, was $941,015 as compared to a loss from operations of $5,337,608 for the year ended December 31, 2017. The positive variance was primarily attributable to the introduction of strategies by Management which increased gross revenue while containing Convention production costs which were excessive in addition to our cost containment strategy concerning corporate overhead.

Other Expenses

Other expenses for the year ended December 31, 2018 was $1,674,404, as compared to $395,887 for the year ended December 31, 2017. In each case, the expense was interest expense related to the convertible note and corresponding debt discount.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the year ended December 31, 2018, was $2,615,419 or loss per basic share of $0.04, compared to a net loss of $5,732,814 or loss per basic share of $0.08, for the year ended December 31, 2017.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2018 compared to December 31, 2017:

	December 31, 2018	December 31, 2017	Increase/(Decrease)
Current Assets	$2,116,960	$2,765,278	$(648,318)
Current Liabilities	$7,140,953	$6,306,310	$834,643
Working Capital (Deficit)	$(5,023,993)	$(3,541,032)	$1,482,961

At December 31, 2018, we had a working capital deficit of $5,023,993 as compared to working capital deficit of $3,541,032, at December 31, 2017, an increase of $1,482,961. The change in working capital is primarily attributable to a decrease in cash and cash equivalents and accounts receivable. These changes in current assets were offset by an overall increase in current liabilities.

Net Cash

Net cash used in operating activities for the year ended December 31, 2018 and 2017 was $743,458 and $2,533,595, respectively. The net loss for the year ended December 31, 2018 and 2017, was $2,615,419 and $5,733,495, respectively.

Going Concern Analysis

The Company had a loss from operations of $941,015 and $5,337,608 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had cash and working capital deficit $1,014,671 and $5,023,993, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through December 2019. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017 and should be evident in 2019.

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

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses. However, based on the results of the year ended operating results where operating costs decreased by 33% and gross profit increased from 0.1% for the year ended in 2017 to a gross profit of 18.8% for the year ended in 2018 management’s strategies on a directional basis appear to be positive and impactful.

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company had no off-balance sheet arrangements.

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

Revenue Recognition

The Company follows the FASB ASC 606 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Adoption of ASU 2017-11

As noted above, in connection with the securities purchase agreement and debt transactions during the year ended December 31, 2016, the Company issued warrants, to purchase common stock with an exercise price of $0.15 and a five-year term. Upon issuance of the warrants, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability. The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 during the year ended December 31, 2017 on a retrospective basis.

In June 2018, the FASB issued Accounting Standards Update 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07“)”. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not Applicable. The Company is a “smaller reporting company.”

Item 8. Financial Statements

Our consolidated financial statements are contained in pages F-1 through F-25 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounts and Financial Disclosure

None

Item 9A. Controls and Procedures

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

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required under applicable United States securities regulatory requirements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s chief executive and chief financial officers and effected by the Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting.

1)	Due to our small number of accounting employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed; and

2)	In addition, management has not completed a full documentation of all processes and procedures as it relates to internal controls over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table indicates the name, age, term of office and position held by each of our executive officers and directors. The term of office for each officer position is for one year or until his or her successor is duly elected and qualified by the board of directors. The term of office for a director is for one year or until his or her successor is duly elected and qualified by the stockholders.

Name	Age	Title
John D. Maatta	67	CEO, President, and Director
Paul L. Kessler	58	Executive Chairman and Director
Greg Suess	46	Director
Michael Breen	56	Director
Jordan Schur	54	Director

Certain biographical information with respect to our executive officers and directors.

John D. Maatta, age 67, Chief Executive Officer, President and Director

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

Paul L. Kessler, age 58, Executive Chairman

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

Greg Suess, age 46, Director

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

Michael Breen, age 56, Director

Mr. Breen is an English qualified solicitor and was the Managing Director of the Sports and Entertainment Division of Bank Insinger de Beaufort N.V., a wealth management organization and part of the BNP Paribas Group, one of the world’s largest banks. Mr. Breen was an equity partner with the law firm Clyde & Co, where he specialized in all aspects of sports and entertainment law. Mr. Breen also has extensive experience in event-based entertainment, having been responsible for the legal documentation relating to the world-famous UK music awards known as the Brit Awards. Mr. Breen holds an Honours LLB degree in law from the University College of Wales, Aberystwyth.

The Board believes Mr. Breen’s extensive experience in the entertainment industry will allow him to provide a significant contribution to the Company’s growth.

Jordan Schur, age 54, Director

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

Family Relationships

There are no family relationships between any of our officers and directors.

Term of Office

The term of office of each director is one year and until his or her successor is elected at the Registrant’s annual stockholders’ meeting and is qualified, subject to removal by the stockholders.

Board of Directors

Our board of directors consists of five persons, three of whom are “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace. The two that are not independent are officers of the Company.

Committees of the Board of Directors

Our Board currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

On March 17, 2013, the Board authorized the creation of an Audit Committee. Currently, the Audit Committee is comprised of three independent Directors: Michael Breen as Chairman, Gregory Suess, and Jordan Schur. The Audit Committee’s functions include: selecting our independent registered public accountants; reviewing the results and scope of the audit and other services provided by our independent registered public accountants; reviewing our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommending, establishing and monitoring the Company’s disclosure controls and procedures. The Audit Committee did not hold a meeting in 2018.

Compensation Committee

On March 17, 2013, the Board authorized the creation of a Compensation Committee. Currently, Gregory Suess serves as the Chair of the Compensation Committee which also is comprised of Michael Breen and Jordan Schur. The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans. The Compensation Committee did not hold a meeting in 2018. The Company intends to appoint additional members to the Compensation Committee in 2019.

Nominating and Corporate Governance Committee

On March 13, 2014, the Board authorized the creation of a Nominating and Corporate Governance Committee. Currently, Mr. Suess serves as the sole member of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews and provides oversight with regard to the Company’s corporate governance related policies and procedures and also recommends nominees to the Board and committees of the Board, develops and recommends to the Board corporate governance principles, and oversees the evaluation of the Board and management. The Nominating and Corporate Governance Committee did not hold a meeting in 2018. The Company intends to appoint additional members to the Nominating and Corporate Governance Committee in 2019.

Committee Charters

The Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee have adopted written charters which govern their conduct.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2018, were timely filed.

Code of Ethics

The Company has adopted a Code of Ethics.

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

Director Meetings

Communications with Directors

Stockholders may communicate with the Board of Directors by sending written communications addressed to the Board of Directors, or any individual director, to: Wizard Entertainment, Inc., 662 N. Sepulveda Blvd., Suite 300, Los Angeles, CA 90049. All communications will be forwarded to the Board of Directors or any individual director, as appropriate. In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Position(s)	Year	Salary ($)	Option Awards ($)	Total
John D. Maatta (1)	2018	$125,000	$68,000	$193,000
CEO and CFO	2017	$138,269	$74,980	$213,249

Paul L. Kessler (2)	2018	$41,374	$68,000	$109,374
Executive Chairman	2017	$6,480	$34,883	$41,363

Randall S. Malinoff (3)	2017	$108,846	$38,392	$147,238
COO

(1)	Mr. Maatta served as the Company’s Principal Executive Officer and Principal Financial Officer for all of 2017 and 2018 and currently serves in those offices.
(2)	Mr. Kessler served as the Company’s Executive Chairman for all of 2017 and 2018 and currently serves in that office.
(3)	Mr. Malinoff is listed in the table since he was the highest paid officer in 2017 receiving compensation of over $100,000 during that year. Mr. Malinoff resigned his officer position on July 3, 2017.

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

On November 22, 2018, the Board of Directors of the Company decided to issue 1,729,325 shares of Preferred stock for settlement of the deferred compensation due to Mr. Maatta totaling $212,707.

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

During the Bristol Consulting Term, the Company will pay Bristol Capital, LLC a monthly fee (the “Monthly Fee”) of $18,750. For services rendered by Bristol Capital, LLC prior to entering into the Bristol Consulting Agreement, the Company will pay Bristol Capital, LLC the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol Capital, LLC may also receive an annual bonus as determined by the Compensation Committee of the Board and approved by the Board. As of the date of this annual report, Bristol Capital, LLC has not received any cash compensation relating to this agreement.

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

On November 22, 2018, the Board of Directors of the Company decided to issue 4,039,634 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options UnExercesable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
John D. Maatta, CEO and CFO	800,000	-	-	$0.60	5/11/21
Paul L. Kessler, Executive Chairman	600,000	-	-	$0.60	12/29/21

Director Compensation

The non-employee members of the Board (i) for their participation in meetings of the Board and its committees, are compensated $1,000 for in person meeting, and $250 - $500 per telephonic meeting, depending on the length of the telephonic meeting, and (ii) are provided a monthly retainer of $750 per month.

On October 16, 2018, the Company granted three members of the Board 300,000 options each to purchase the Company’s common stock with an exercise price of $0.17 per share, a term of 5 years, and a vesting period of 1 year. The options have an aggregated fair value of approximately $98,544 that was calculated using the Black-Scholes option-pricing model. The three directors that were issued the options were Gregory Suess, Michael Breen and Jordan Schur. Directors John D. Maatta and Paul L. Kessler were awarded 400,000 restricted shares of common stock each for Board service.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of April 1, 2019, there were 70,135,036 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth information as of April 1, 2019, with respect to the beneficial ownership of our common stock by (i) each of our officers and directors, (ii) our officers and directors as a group and (iii) each person known by us to beneficially own five percent (5%) or more of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of Wizard World, Inc., 662 N. Sepulveda Blvd., Suite 300, Los Angeles, CA 90049.

Title of Class	Name of Beneficial Owner	Number of Shares		Percent of Class
Common	John D. Maatta, CEO, CFO and Director	1,500,000	(1)	1.4%
Common	Paul L. Kessler, Executive Chairman	85,369,940	(2)	80.0	%(3)
Common	Greg Suess, Director	1,085,053	(4)	1.0%
Common	Jordan Schur, Director	500,000	(6)	*
Common	Michael Breen, Director	500,000	(7)	*
Common	All officers and directors as a group (5 persons)	88,554,993		83.4	%(5)

*denotes less than 1%

(1)	These shares may be acquired by Mr. Maatta upon the exercise of an option. Mr. Maatta was granted 400,000 restricted shares of the Company’s common stock.
(2)	This total includes: (i) 49,381,906 shares owned by Bristol Investment (ii) 489,000 shares owned by Bristol Capital, LLC, a Delaware limited liability company of which Mr. Kessler is the manager and, acting alone, has voting and dispositive power over the shares beneficially owned, (iii) 78,700 shares owned by Paul Kessler IRA Rollover, of which Mr. Kessler, acting alone, has voting and dispositive power over the shares beneficially owned, and (iv) 787,000 shares owned by Bristol Capital Pension and Profit Sharing, of which Mr. Kessler, acting alone, has voting and dispositive power over the shares beneficially owned. This total includes shares issuable upon exercise of an option for 600,000 shares of common stock, of which approximately 600,000 shares have vested. This total includes shares issuable upon exercise of options for 300,000 shares of common stock, of which approximately 300,000 shares have vested. This total includes shares issuable upon exercise of a Series A warrant for 16,666,667 shares of common stock, of which approximately 16,666,667 have vested. This total includes shares issuable upon exercise of a convertible note for 16,666,667 shares of common stock, of which approximately 16,666,667 have vested. This total includes 400,000 restricted shares of the Company’s common stock.
(3)	Percentage calculated assuming all derivative securities held by Mr. Kessler had been exercised.
(4)	These shares may be acquired by Mr. Suess upon the exercise of an option. Mr. Suess was granted 400,000 restricted shares of the Company’s common stock.
(5)	Percentage calculated assuming all derivative securities held by officers and directors had been exercised.
(6)	These shares may be acquired by Mr. Schur upon the exercise of an option and grant of 200,000 restricted shares of the Company’s common stock.
(7)	These shares may be acquired by Mr. Schur upon the exercise of an option and grant of 200,000 restricted shares of the Company’s restricted stock.

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

On October 16, 2018, the Company granted three members of the Board 300,000 options each to purchase the Company’s common stock with an exercise price of $0.17 per share, a term of 5 years, and a vesting period of 1 year. The options have an aggregated fair value of approximately $98,544 that was calculated using the Black-Scholes option-pricing model. The three directors that were issued the options were Gregory Suess, Michael Breen and Jordan Schur.

Restricted stock awards

On October 16, 2018, the Company granted the five members of the Board 1,600,000 restricted shares of the Company’s common stock with an exercise price of $0.17 per share with an aggregate fair value of approximately $272,000 and vested immediately.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Wiz Wizard LLC

On December 29, 2014, the Company and a member of the Board formed Wiz Wizard (d/b/a ConBox) in the State of Delaware. The Company and the member of the Board each owned 50% of the membership interest and agreed to allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company. The Company ceased ConBox operations in 2017. Wiz World, LLC was dissolved in March 2019.

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

During the year ended December 31, 2018 and 2017, the Company incurred total expenses of $225,000 and $225,000, respectively, for services provided by Bristol.

On November 22, 2018, the Board of Directors of the Company decided to issue 4,039,634 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. At December 31, 2018 and 2017, the Company accrued $0 and $208,106, respectively, of net monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $0 and $76,006 remain at December 31, 2018 and 2017, respectively. During the year ended December 31, 2018 and 2017, the Company incurred total rent expense of $101,843 and $98,877, respectively, under the Sublease. See Note 7 for future minimum rent payments due.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $4,999 and $1,383,021 as of December 31, 2018 and 2017, respectively, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

The note payable was not retired on the due date and remains outstanding as December 31, 2018. The Company continues to accrue interest at the stated rate of 12% per annum. Accrued interest expense as of December 31, 2018 and 2017 was $623,524 and $323,524, respectively.

Approval of Related Party Transactions

Related party transactions are reviewed and approved or denied by the board of directors of the Company. If the related party to a transaction is a member of the board of directors, the transaction must be approved by a majority of the board that does not include the related party.

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

As of April 1, 2019, the Board determined that the following directors are independent under these standards:

Greg Suess, Jordan Schur, and Michael Breen.

The Company has a standing Compensation Committee, a standing Audit Committee and a standing Nominating and Corporate Governance Committee. As of April 1, 2019, the Board has determined that Mr. Suess, sole member of the Compensation Committee and Nominating and Corporate Governance Committee, is an independent director.

Item 14. Principal Accounting Fees and Services

Audit Fees

(a) The Company’s former independent registered public accounting firm, Rosenberg Rich Baker Berman & Company (“RRBB”), was engaged on February 16, 2016. The aggregate fees billed by RRBB for the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2017 was $35,500.

The Company’s current independent registered public accounting firm, MaughanSullivan LLC (“Maughan”), was engaged on December 17, 2017. The aggregate fees billed by Maughan for the audit of the Company’s financial statements for the fiscal year ended December 31, 2017 was $19,500. The aggregate fees billed by Maughan for the audit of the Company’s financial statements for the fiscal year ended December 31, 2018 was $20,500.

Audit Related Fees

(b) RRBB billed the Company $7,500 for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended December 31, 2018.

Maughan billed the Company $10,000 for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2018.

Tax Fees

(c) The aggregate fees billed by RRBB for tax compliance, advice and planning was $0 for the fiscal year ended December 31, 2017.

The aggregate fees billed by Maughan for tax compliance, advice and planning was $5,000 for the fiscal years ended December 31, 2018 and 2017.

All Other Fees

(d) RRBB did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2017.

Maughan did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2018 and 2017.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).
3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).
3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).
3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).
3.10	First Amendment to the Bylaws of Wizard World, Inc. (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2016).
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

Item 16. Form 10-K Summary.

None.

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wizard Entertainment, Inc.
(Registrant)

Dated: April 1, 2019	By:	/s/ John D. Maatta
John D. Maatta
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John D. Maatta
Dated: April 1, 2019	John D. Maatta
Chief Executive Officer, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

/s/ Paul L. Kessler
Dated: April 1, 2019	Paul L. Kessler
Executive Chairman and Director

/s/ Greg Suess
Dated: April 1, 2019	Greg Suess
Director

/s/ Jordan Schur
Dated: April 1, 2019	Jordan Schur
Director

/s/ Michael Breen
Dated: April 1, 2019	Michael Breen
Director

Wizard Entertainment, Inc.

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Wizard World, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wizard World, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaughanSullivan LLC

We have served as the Company's auditor since 2017.

Manchester, VT

April 1, 2019

Wizard Entertainment, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$1,014,671	$1,769,550
Accounts receivable, net	124,395	336,030
Inventory	-	1,204
Prepaid convention expenses	762,110	461,986
Prepaid expenses	136,317	196,508
Deferred offering costs	79,467	-
Total Current Assets	2,116,960	2,765,278

Property and equipment, net	99,788	165,403

Security deposits	9,408	9,408

Total Assets	$2,226,156	$2,940,089

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,710,989	$2,800,118
Unearned revenue	1,710,722	2,164,972
Convertible promissory note – related party, net	2,495,001	1,116,979
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	7,140,953	6,306,310

Total Liabilities	7,140,953	6,306,310

Commitments and contingencies

Stockholders’ Deficit
Preferred stock par value $0.0001: 20,000,000 shares authorized; 5,768,956 and none shares issued and outstanding, respectively	577	-
Common stock par value $0.0001: 80,000,000 shares authorized; 70,135,036 and 68,535,036 shares issued and outstanding, respectively	7,015	6,855
Additional paid-in capital	21,026,999	19,960,893
Accumulated deficit	(25,936,890)	(23,321,471)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(4,914,797)	(3,366,221)

Total Liabilities and Stockholders’ Deficit	$2,226,156	$2,940,089

See accompanying notes to the consolidated financial statements

Wizard Entertainment, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2018	December 31, 2017

Revenues
Convention	$13,901,603	$14,983,033
ConBox	-	84,580

Total revenues	13,901,603	15,067,613

Cost of revenues	11,278,066	15,058,297

Gross margin	2,623,537	9,316

Operating expenses
Compensation	1,991,648	3,018,087
Consulting fees	441,751	710,634
General and administrative	1,131,153	1,618,203

Total operating expenses	3,564,552	5,346,924

Loss from operations	(941,015)	(5,337,608)

Other expenses
Interest expense	(1,677,404)	(395,102)
Gain (loss) on disposal of equipment	3,000	(785)

Total other expenses	(1,674,404)	(395,887)

Loss before income tax provision	(2,615,419)	(5,733,495)

Income tax provision	-	-

Net loss	(2,615,419)	(5,733,495)

Net loss attributable to non-controlling interests	-	(681)

Net loss attributable to common stockholders	$(2,615,419)	$(5,732,814)

Loss per share - basic and diluted	$(0.04)	$(0.08)

Weighted average common shares outstanding – basic and diluted	68,868,187	68,535,036

See accompanying notes to the consolidated financial statements

Wizard Entertainment, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2018 and 2017

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance – January 1, 2017	-	$-	68,535,036	$6,855	$19,664,619	$(17,588,657)	$(11,817)	$2,071,000

Share-based compensation	-	-	-	-	296,274	-	-	296,274

Net loss	-	-	-	-	-	(5,732,814)	(681)	(5,733,495)

Balance - December 31, 2017	-	-	68,535,036	6,855	19,960,893	(23,321,471)	(12,498)	(3,366,221)

Share-based compensation	-	-	1,600,000	160	357,101	-	-	357,261

Issuance of preferred stock for settlement of accrued liabilities	5,768,956	577	-	-	709,005	-	-	709,582

Net income (loss)	-	-	-	-	-	(2,615,419)	-	(2,615,419)

Balance - December 31, 2018	5,768,956	$577	70,135,036	$7,015	$21,026,999	$(25,936,890)	$(12,498)	$(4,914,797)

See accompanying notes to the consolidated financial statements

Wizard Entertainment, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2018	December 31, 2017

Cash Flows From Operating Activities:
Net loss	$(2,615,419)	$(5,773,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80,036	147,832
(Gain) loss on disposal of equipment	(3,000)	785
Accretion of debt discount	1,378,022	89,803
Share-based compensation	357,261	296,274
Changes in operating assets and liabilities:
Accounts receivable	211,635	(148,211)
Inventory	1,204	(1,204)
Prepaid convention expenses	(300,124)	242,725
Prepaid expenses	60,191	109,014
Security deposits	-	10,504
Accounts payable and accrued expenses	540,986	1,862,344
Unearned revenue	(454,250)	590,034

Net Cash Used In Operating Activities	(743,458)	(2,533,595)

Cash Flows from Investing Activities:
Purchase of property and equipment	(11,421)	(98,072)

Net Cash Used In Investing Activities	(11,421)	(98,072)

Net change in cash and cash equivalents	(754,879)	(2,631,667)

Cash and cash equivalents at beginning of reporting period	1,769,550	4,401,217

Cash and cash equivalents at end of reporting period	$1,014,671	1,769,550

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accounts payable	$79,467	$-
Issuance of preferred stock for settlement of accrued liabilities	$709,582	$-

See accompanying notes to the consolidated financial statements

Wizard Entertainment, Inc.

December 31, 2018

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

Wizard World Digital, Inc.

On March 18, 2011, the Company formed a wholly owned subsidiary called Wizard World Digital, Inc., a Nevada corporation (“Digital”). Digital never commenced operations or had employees and was dissolved in March 2019.

Wiz Wizard, LLC

On December 29, 2014, the Company and a member of the Board of Directors (the “Board”) of the Company formed Wiz Wizard, LLC (“Wiz Wizard”) under the law of the State of Delaware. The Company and the member of the Board each owned 50% of the membership interest and agreed to allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. The Company consolidates its 50% equity interest and reports the remaining 50% equity interest owned by a member of the Board as the non-controlling interest in Wiz Wizard as the management of the Company believes that the Company has the control of Wiz Wizard. In addition, the Company and Wiz Wizard, launched ComicConBox (“ConBox”) in April 2015. ConBox was a subscription-based premium monthly box service featuring collectibles, exclusives, toys, tech and gaming, licensed artwork, superior comics and apparel, Comic Convention tickets, special VIP discounts and more, which were shipped on or around the end of every month. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company. Consequently, Wiz Wizard is a wholly-owned subsidiary of the Company. The Company ceased ConBox operations in 2017 and dissolved Wiz Wizard, LLC in March 2019.

ButtaFyngas LLC

On April 10, 2015, the Company and an unrelated third party formed ButtaFyngas, LLC (“ButtaFyngas”) under the laws of the State of Delaware. The Company and the unrelated party each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. The Company consolidates its 50% equity interest and reports the remaining 50% equity interest owned by the third party as the non-controlling interest in ButtaFyngas, which had no operating activity for the years ended December 31, 2018 and 2017, respectively.

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had loss from operations of $941,015 and $5,337,608 for the year ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had cash and working capital deficit $1,014,671 and $5,023,993, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through December 2019. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017 and should be evident in 2019.

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

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses. However, based on the results of the year ended operating results where operating costs decreased by 33% and gross profit increased from 0.1% for the year ended in 2017 to a gross profit of 18.8% for the year ended in 2018 management’s strategies on a directional basis appear to be positive and impactful.

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

Basis of Presentation - Financial Information

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

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

KTC Corp.	The State of Nevada, U.S.A.	September 20, 2010	100%

Kicking the Can L.L.C.	The State of Delaware, U.S.A.	April 17, 2009	100%

Wizard World Digital, Inc. (dissolved in March 2019)	The State of Nevada, U.S.A.	March 18, 2011	100%

Wiz Wizard, LLC (dissolved in March 2019)	The State of Delaware, U.S.A.	December 29, 2014	100%

ButtaFyngas, LLC	The State of Delaware, U.S.A.	April 10, 2015	50%

Wizard World China, LLC	The State of Delaware, U.S.A.	August 31, 2017	100%

Wizard Immersive, LLC	The State of California, U.S.A.	June 18, 2018	100%

Wizard Special Events, LLC	The State of California, U.S.A.	June 5, 2018	100%

Wizard World, LLC	The State of California, U.S.A.	October 30, 2018	100%

All inter-company balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of December 31, 2018 and 2017, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Consolidated Balance Sheets.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $0 and $0, respectively.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	December 31, 2018	December 31, 2017
Finished goods	$-	$1,204

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

For the year ended December 31, 2018 and 2017, the Company recognized $0 losses from this venture, respectively.

As of December 31, 2018 and 2017, the amount due to CONtv was $224,241.

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

Revenue Recognition and Cost of Revenues

The Company follows the FASB Accounting Standards Codification ASC 606 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Shipping and handling costs were $0 and $21,479 for the year ended December 31, 2018 and 2017, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Convertible note	16,666,667	16,666,667
Common stock options	3,445,000	4,043,000
Common stock warrants	16,666,667	16,666,667

Total contingent shares issuance arrangement, stock options or warrants	36,778,334	37,376,334

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

Adoption of ASU 2017-11

As noted above, in connection with the securities purchase agreement and debt transactions during the year ended December 31, 2016, the Company issued warrants, to purchase common stock with an exercise price of $0.15 and a five-year term. Upon issuance of the warrants, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability. The Company changed its method of accounting for the debt and warrants through the early adoption of ASU 2017-11 during the year ended December 31, 2017 on a retrospective basis.

In June 2018, the FASB issued Accounting Standards Update 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”)”. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2018	December 31, 2017
Computer Equipment	$43,087	$43,087
Equipment	469,348	460,927
Furniture and Fixtures	62,321	62,321
Leasehold Improvements	22,495	22,495
	597,251	588,830
Less: Accumulated depreciation	(497,463)	(423,427)
	$99,788	$165,403

Depreciation expense was $80,036 and $147,832 for the year ended December 31, 2018 and 2017, respectively.

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

For the year ended December 31, 2018 and 2017, the Company recognized $0 in losses from this venture, respectively.

As of December 31, 2018 and 2017, the investment in CONtv was $0.

As of December 31, 2018 and 2017, the Company has a balance due to CONtv of $224,241.

Note 6 – Related Party Transactions

Wiz Wizard LLC

On December 29, 2014, the Company and a member of the Board formed Wiz Wizard (d/b/a ConBox) in the State of Delaware. The Company and the member of the Board each owned 50% of the membership interest and agreed to allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. On February 4, 2016, the member of the Board assigned his fifty percent (50%) membership interest to the Company. The Company ceased ConBox operations in 2017. Wiz World, LLC was dissolved in March 2019.

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

During the year ended December 31, 2018 and 2017, the Company incurred total expenses of $225,000 and $225,000, respectively, for services provided by Bristol.

On November 22, 2018, the Board of Directors of the Company decided to issue 4,039,634 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. At December 31, 2018 and 2017, the Company accrued $0 and $208,106, respectively, of net monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $0 and $76,006 remain at December 31, 2018 and 2017, respectively. During the year ended December 31, 2018 and 2017, the Company incurred total rent expense of $101,843 and $98,877, respectively, under the Sublease. See Note 7 for future minimum rent payments due.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $4,999 and $1,383,021 as of December 31, 2018 and 2017, respectively, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

The note payable was not retired on the due date and remains outstanding as December 31, 2018. The Company continues to accrue interest at the stated rate of 12% per annum. Accrued interest expense as of December 31, 2018 and 2017 was $623,524 and $323,524, respectively.

Note 7 – Commitments and Contingencies

Appointment of President and Chief Executive Officer

On April 22, 2016, the Board approved the appointment of Mr. John D. Maatta as the Company’s President and Chief Executive Officer, effective as of May 3, 2016. Mr. Maatta will continue to serve as a member of the Board. In addition, the Board granted Mr. Maatta options to purchase up to an aggregate of 1,100,000 shares of the Company’s common stock, subject to the terms and conditions of the Third Amended and Restated 2011 Stock Incentive and Award Plan, which were fully vested as of December 31, 2018. Mr. Maatta formally entered into his Employment Agreement with the Company on July 17, 2016. Effective January 1, 2018, Mr. Maatta has elected to receive 50% of the compensation provided for his employment contract and is currently receiving $125,000 per year with the remainder of the balance deferred which amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

On November 22, 2018, the Board of Directors of the Company decided to issue 1,729,325 shares of Preferred stock for settlement of the deferred compensation due to Mr. Maatta totaling $212,707.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of Eighteen Thousand Seven Hundred Fifty and No/100 Dollars ($18,750). For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. On November 22, 2018, the Board of Directors of the Company decided to issue 4,039,634 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. At December 31, 2018 and 2017, the Company accrued $0 and $208,106, respectively, of net monthly fees due to Bristol.

In addition, the Company granted to Bristol options to purchase up to an aggregate of 600,000 shares of the Company’s common stock which were fully vested as of December 31, 2018.

Operating Lease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent of which $0 and $76,006 remain at December 31, 2018 and 2017, respectively. During the year ended December 31, 2018 and 2017, the Company incurred total rent expense of $101,843 and $98,877, respectively, under the Sublease.

See below for future minimum rent payments due.

Future minimum lease payments inclusive of related tax required under the non-cancelable operating lease are as follows:

Fiscal year ending December 31:
2019	$107,279
2020	107,279
2021	80,458
$295,016

Obligation to Fund CONtv

As discussed in Note 3, on November 16, 2015, pursuant to that certain A&R Operating Agreement for CONtv, the Company’s ownership interest in CONtv was reduced to 10%. In addition, the Company is only obligated to fund on-going costs in the amount of $25,000 in cash on an on-going monthly basis for a period of 12 months following the effective date.

For the years ended December 31, 2018 and 2017, the Company recognized $0 losses from this venture, respectively. As of December 31, 2018 and 2017, the amount due to CONtv was $224,241.

Malinoff Dispute

A complaint for breach of contract and various disability discrimination claims was filed by former COO Randy Malinoff after the Company terminated him for cause. The Company believes that the matter was wrongful and without merit. The lawsuit was concluded on what management considers to be terms favorable to the Company.

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

On November 22, 2018, the Board of Directors of the Company decided to issue 5,768,956 shares of Preferred stock for settlement of the outstanding liabilities due to Bristol and Mr. Maatta totaling $709,506. As of December 31, 2018 and 2017, there were 5,768,956 and 0 shares of preferred stock issued and outstanding, respectively.

As of December 31, 2018 and 2017, there were 70,135,036 and 68,535,036 shares of common stock issued and outstanding, respectively. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

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

Restricted Stock

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

On October 16, 2018, the Company granted the members of the Board 1,600,000 restricted shares of the Company’s common stock with an exercise price of $0.17 per share with an aggregate fair value of approximately $272,000 and vested immediately. The Company recognized an aggregate of $272,000 and $0 in compensation expense during the year ended December 31, 2018 and 2017, respectively, related to restricted stock.

Stock Options

Each Option shall contain the following material terms:

(i)	the exercise price, which shall be determined by the Committee at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the common stock is listed or quoted, as applicable) of the common stock of the Company, provided that if the recipient of the Option owns more than ten percent (10%) of the total combined voting power of the Company, the exercise price shall be at least 110% of the Fair Market Value;

(ii)	the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than five (5) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

(iii)	subject to acceleration in the event of a Change of Control of the Company (as further described in the Plan), the period during which the Options vest shall be designated by the Committee or, in the absence of any Option vesting periods designated by the Committee at the time of grant, shall vest and become exercisable in equal amounts on each fiscal quarter of the Company through the four (4) year anniversary of the date on which the Option was granted;

(iv)	no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient; and

(v)	with respect to Incentive Options, the aggregate Fair Market Value of common stock exercisable for the first time during any calendar year shall not exceed $100,000.

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2017	5,319,000	$0.57
Exercisable – January 1, 2017	1,640,500	$0.47
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(1,276,000)	$-
Outstanding – December 31, 2017	4,043,000	$0.58
Exercisable – December 31, 2017	3,328,000	$0.57
Granted	900,000	$0.17
Exercised	-	$-
Forfeited/Cancelled	(598,000)	$-
Outstanding – December 31, 2018	4,345,000	$0.52
Exercisable – December 31, 2018	3,492,500	$0.59

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.17 – 1.50	4,345,000	2.09 years	$0.52	3,492,500	$0.59

At December 31, 2018, the total intrinsic value of options outstanding and exercisable was $20,700 and $5,175, respectively.

On October 16, 2018, the Company granted three members of the Board 900,000 options to purchase the Company’s common stock with an exercise price of $0.17 per share, a term of 5 years, and a vesting period of 1 year. The options have an aggregated fair value of approximately $98,544 that was calculated using the Black-Scholes option-pricing model based on the assumptions below.

December 31, 2018
Risk-free interest rate	2.95%
Expected life of grants	3.0 years
Expected volatility of underlying stock	114.83%
Dividends	0%

The Company recognized an aggregate of $85,260 and $296,274 in stock-based compensation expense during the year ended December 31, 2018 and 2017, respectively, related to option awards. At December 31, 2018, unrecognized stock-based compensation was $118,339.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2017	16,666,667	$0.15
Exercisable – January 1, 2017	16,666,667	$0.15
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2017	16,666,667	$0.15
Exercisable – December 31, 2017	16,666,667	$0.15
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2018	16,666,667	$0.15
Exercisable – December 31, 2018	16,666,667	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	16,666,667	2.92 years	$0.15	16,666,667	$0.15

At December 31, 2018, the total intrinsic value of warrants outstanding and exercisable was $716,667.

There were no new warrants granted during the year ended December 31, 2018.

Note 9 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2018 and 2017, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 10 – Income Tax Provision

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

At December 31, 2018, the Company has available for U.S. federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $13.6 million that may be used to offset future taxable income through the fiscal year ending December 31, 2036. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $2.9 million was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $2.9 million.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $764,000 and $590,000 for the years ended December 31, 2018 and 2017, respectively.

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

No material interest or penalties on unpaid tax were recorded during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Components of deferred tax assets are as follows:

	December 31, 2018	December 31, 2017
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$2,846,681	$2,083,000
Less valuation allowance	(2,846,681)	(2,083,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017

Federal statutory income tax rate	21.0%	21.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0%)	(21.0%)

Effective income tax rate	0.0%	0.0%

Note 11 – Segment Information

The Company maintained operating segments; Conventions and ConBox. The Company ceased ConBox operations in 2017, which is the principal reason for the decrease in operating results compared to 2017. The Company evaluated performance of its operating segments based on revenue and operating profit (loss). Segment information for the year ended December 31, 2018 and 2017 and as of December 31, 2018 and 2017, are as follows:

	Conventions	ConBox	Total
Year ended December 31, 2018
Revenue	$13,901,603	$-	$13,901,603
Cost of revenue	(11,278,066)	-	(11,278,066)
Gross margin	2,623,537	-	2,623,537
Operating expenses	(3,564,552)	-	(3,564,552)
Operating loss	(941,015)	-	(941,015)

Year Ended December 31, 2017
Revenue	$14,983,033	$84,580	$15,067,613
Cost of revenue	(14,978,136)	(80,161)	(15,058,297)
Gross margin	4,897	4,419	9,316
Operating expenses	(5,314,391)	(32,533)	(5,346,924)
Operating loss	(5,309,494)	(28,114)	(5,337,608)

December 31, 2018
Accounts receivable, net	$124,395	$-	$124,395
Total assets	2,226,156	-	2,226,156
Unearned revenue	1,710,722	-	1,710,722

December 31, 2017
Accounts receivable, net	$336,030	$-	$336,030
Total assets	2,940,089	-	2,940,089
Unearned revenue	2,164,972	-	2,164,972

