Form 10-Q
period 2019-03-31
WIZARD ENTERTAINMENT, INC.
filed 2019-05-15
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended: March 31, 2019

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

As of May 15, 2019, there were 70,135,036 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard Entertainment, Inc.

March 31, 2019

Wizard Entertainment, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$951,265	$1,014,671
Accounts receivable, net	181,367	124,395
Inventory	-	-
Prepaid convention expenses	458,761	762,110
Prepaid expenses	104,054	136,317
Deferred offering costs	79,467	79,467
Total Current Assets	1,774,914	2,116,960

Property and equipment, net	93,934	99,788

Operating lease right of use asset, net	233,215	-

Security deposits	9,408	9,408

Total Assets	$2,111,471	$2,226,156

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,488,753	$2,710,989
Unearned revenue	1,670,155	1,710,722
Operating lease liability	83,050	-
Convertible promissory note – related party, net	2,500,000	2,495,001
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	6,966,199	7,140,953

Operating lease liability, net	151,238	-

Total Liabilities	7,117,437	7,140,953

Commitments and contingencies

Stockholders’ Deficit
Preferred stock par value $0.0001: 20,000,000 shares authorized; 5,768,956 and 5,768,956 shares issued and outstanding, respectively	577	577
Common stock par value $0.0001: 80,000,000 shares authorized; 70,135,036 and 70,135,036 shares issued and outstanding, respectively	7,015	7,015
Additional paid-in capital	21,158,927	21,026,999
Accumulated deficit	(26,159,987)	(25,936,890)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(5,005,966)	(4,914,797)

Total Liabilities and Stockholders’ Deficit	$2,111,471	$2,226,156

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)

Convention Revenues	$3,549,983	$3,991,166

Cost of revenues	2,957,839	2,886,334

Gross margin	592,144	1,104,832

Operating expenses
Compensation	456,286	457,285
Consulting fees	102,451	116,086
General and administrative	176,677	248,185

Total operating expenses	735,414	821,556

Income (loss) from operations	(143,270)	283,276

Other expenses
Interest expense	(79,827)	(168,893)
Total other expenses	(79,827)	(168,893)

Income (loss) before income tax provision	(223,097)	114,383

Income tax provision	-	-

Net income (loss)	(223,097)	114,383

Net loss attributable to non-controlling interests	-	-

Net income (loss) attributable to common stockholders	$(223,097)	$114,383

Income (loss) per share - basic	$(0.00)	$0.00

Income (loss) per share - diluted	(0.00)	$0.00

Weighted average common shares outstanding – basic	70,135,036	68,535,036

Weighted average common shares outstanding – diluted	70,135,036	81,755,740

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Three Months Ended March 31, 2019

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2018	5,768,956	$577	70,135,036	$7,015	$21,026,999	$(25,936,890)	$(12,498)	$(4,914,797)

Share-based compensation	-	-	-	-	131,928	-	-	131,928

Net loss	-	-	-	-	-	(223,097)	-	(223,097)

Balance - March 31, 2019	5,768,956	$577	70,135,036	$7,015	$21,158,927	$(26,159,987)	$(12,498)	$(5,005,966)

For the Three Months Ended March 31, 2018

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2017	-	$-	68,535,036	$6,855	$19,960,893	$(23,321,471)	$(12,498)	$(3,366,221)

Share-based compensation	-	-	-	-	19,605	-	-	19,605

Net income	-	-	-	-	-	114,383	-	114,383

Balance - March 31, 2018	-	$-	68,535,036	$6,855	$19,980,498	$(23,207,088)	$(12,498)	$(3,232,233)

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net (loss) income	$(223,097)	$114,383
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,003	25,021
Accretion of debt discount	4,999	94,066
Right-of-use asset amortization	1,073	-
Share-based compensation	131,928	19,605
Changes in operating assets and liabilities:
Accounts receivable	(56,972)	62,444
Inventory	-	1,204
Prepaid convention expenses	303,349	(29,915)
Prepaid expenses	32,263	25,444
Accounts payable and accrued expenses	(222,236)	(499,173)
Unearned revenue	(40,567)	129,110

Net Cash Used In Operating Activities	(57,257)	(57,811)

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,149)	-

Net Cash Used In Investing Activities	(6,149)	-

Net change in cash and cash equivalents	(63,406)	(57,811)

Cash and cash equivalents at beginning of reporting period	1,014,671	1,769,550

Cash and cash equivalents at end of reporting period	$951,265	1,711,739

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$252,980	$-

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

March 31, 2019

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

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had income (loss) from operations of $(142,198) and $283,276 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had cash and working capital deficit $951,265 and $5,191,285, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through March 2020. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017 and continued throughout 2018 should be evident throughout 2019.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019.

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

As of March 31, 2019 and December 31, 2018, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $0 and $0, respectively.

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

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the three months ended March 31, 2019 and 2018, the Company recognized $0 losses from this venture, respectively.

As of March 31, 2019 and December 31, 2018, the investment in CONtv was $0.

As of March 31, 2019 and December 31, 2018, the amount due to CONtv was $224,241.

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

Transactions involving related parties typically cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. However, in the case of the convertible promissory note discussed in Note 5, the Company obtained a fairness opinion from an independent third party which supports that the transaction was carried out at an arm’s length basis.

Revenue Recognition and Cost of Revenues

The Company follows the FASB Accounting Standards Codification ASC 606 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2019 contained a significant financing component.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

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

Shipping and handling costs were $0 and $0 for the three months ended March 31, 2019 and 2018, respectively.

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

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are input into the model. These assumptions are the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is calculated based on the historical volatility of the Company’s Common stock over the expected option life and other appropriate factors. The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on the Common stock of the Company and does not intend to pay dividends on the Common stock in the foreseeable future. The expected forfeiture rate is estimated based on historical experience.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Convertible note	16,666,667	16,666,667
Common stock options	6,487,500	4,043,000
Common stock warrants	16,666,667	16,666,667

Total contingent shares issuance arrangement, stock options or warrants	39,820,834	37,376,334

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as ASC 842. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the condensed consolidated balance sheet in the amount of $252,980 related to the operating lease for office space. Results for the three months ended March 31, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

As part of the adoption we elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to:

1.	Continue applying our current policy for accounting for land easements that existed as of, or expired before, January 1, 2019.

2.	Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

3.	Not to apply the recognition requirements in ASC 842 to short-term leases.

4.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

Refer to Note 7. Operating Leases for additional disclosures required by ASC 842.

Recently Issued Accounting Pronouncements

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and find no recent accounting pronouncements that would have a material impact on the financial statements of the Company.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2019	December 31, 2018
Computer Equipment	$47,574	$43,087
Equipment	471,947	469,348
Furniture and Fixtures	62,321	62,321
Leasehold Improvements	22,495	22,495
	604,337	597,251
Less: Accumulated depreciation	(510,403)	(497,463)
	$93,934	$99,788

Depreciation expense was $12,003 and $25,021 for the three months ended March 31, 2019 and 2018, respectively.

Note 5 – Related Party Transactions

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

During the three months ended March 31, 2019 and 2018, the Company incurred net expenses of $43,519 and $43,705, respectively, for services provided by Bristol. At March 31, 2019 and December 31, 2018, the Company accrued $0 and $0, respectively, of net monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the three months ended March 31, 2019 and 2018, the Company paid lease obligations $25,837 and $25,085, respectively, under the Sublease. See Note 7.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 and $4,999 as of March 31, 2019 and December 31, 2018, respectively, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the three months ended March 31, 2019 and 2018, the Company recognized $0 losses from this venture, respectively.

As of March 31, 2019 and December 31, 2018, the investment in CONtv was $0.

As of March 31, 2019 and December 31, 2018, the amount due to CONtv was $224,241.

Note 6 – Commitments and Contingencies

Employment Agreements

Appointment of President and Chief Executive Officer

On April 22, 2016, the Board approved the appointment of Mr. John D. Maatta as the Company’s President and Chief Executive Officer, effective as of May 3, 2016. Mr. Maatta will continue to serve as a member of the Board. In addition, the Board granted Mr. Maatta options to purchase up to an aggregate of 1,100,000 shares of the Company’s common stock, subject to the terms and conditions of the Third Amended and Restated 2011 Stock Incentive and Award Plan, which were fully vested as of December 31, 2018. Mr. Maatta formally entered into his Employment Agreement with the Company on July 17, 2016. Effective January 1, 2018, Mr. Maatta has elected to receive 50% of the compensation provided for his employment contract and is currently receiving $125,000 per year with the remainder of the balance deferred which amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. On November 22, 2018, the Board of Directors of the Company decided to issue 1,729,325 shares of Preferred stock for settlement of the deferred compensation due to Mr. Maatta totaling $212,707. Deferred compensation for Mr. Maatta accrued as of March 31, 2019 and December 31, 2018 was $80,598 and $48,680, respectively.

On January 23, 2019, the Company granted options to purchase an additional 400,000 shares of the Company’s common stock. The options were with an exercise price of $0.13 per share, a term of 5 years, and immediate vesting. The options have an aggregated fair value of approximately $46,431 that was calculated using the Black-Scholes option-pricing model based on the assumptions below in Note 8.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of $18,750. For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. On November 22, 2018, the Board of Directors of the Company decided to issue 4,039,634 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. At March 31, 2019 and December 31, 2018, the Company accrued $0 and $0, respectively, of net monthly fees due to Bristol.

In addition, the Company granted to Bristol options to purchase up to an aggregate of 600,000 shares of the Company’s common stock. On January 23, 2019, the Company granted options to purchase an additional 300,000 shares of the Company’s common stock. The options were with an exercise price of $0.13 per share, a term of 5 years, and immediate vesting. The options have an aggregated fair value of approximately $34,823 that was calculated using the Black-Scholes option-pricing model based on the assumptions below in Note 8.

Legal proceedings

The Company has filed suit against a vendor alleging a number of claims on behalf of the Company with regard to decorator services provided to the Company.

With the exception of the foregoing dispute, the Company is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations.

Note 7 – Operating Leases

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the three months ended March 31, 2019 and 2018, the Company paid lease obligations of $25,837 and $25,085, respectively, under the Sublease.

We determine if an arrangement contains a lease at inception. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

Our leases consist of leaseholds on office space. We utilized a portfolio approach in determining our discount rate. The portfolio approach takes into consideration the range of the term, the range of the lease payments, the category of the underlying asset and our estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. We also give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above.

We recognize lease expense for these leases on a straight-line basis over the lease term. We recognize variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred.

The components of lease expense were as follows:

Three Months Ended March 31, 2019
Operating lease	26,909
Sublease income	(9,758)
Total net lease cost	$17,151

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(25,837)

ROU assets obtained in exchange for lease liabilities:
Operating leases	$252,980

Weighted average remaining lease term (in years):
Operating leases	2.5

Weighted average discount rate:
Operating leases	12%

The following table presents the maturity of the Company’s lease liabilities as of March 31, 2019:

Fiscal year ending December 31:
2019 (remainder of year)	$79,062
2020	108,046
2021	83,054
270,162
Less: Imputed interest	(35,874)
Present value	$234,288

Note 8 – Stockholders’ Equity (Deficit)

The Company’s authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock. As of March 31, 2019 and December 31, 2018, there were 5,768,956 shares of preferred stock issued and outstanding, respectively.

As of March 31, 2019 and December 31, 2018, there were 70,135,036 and 70,135,036 shares of common stock issued and outstanding, respectively. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2018	4,345,000	$0.52
Exercisable – December 31, 2018	3,492,500	$0.59
Granted	2,142,500	$0.13
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2019	6,487,500	$0.39
Exercisable – March 31, 2019	3,592,500	$0.59

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.13 – 0.94	6,487,500	2.8 years	$0.39	3,592,500	$0.59

At March 31, 2019, the total intrinsic value of options outstanding and exercisable was $0.

On January 23, 2019, the Company granted options to employees and consultants to purchase 1,442,500 shares of the Company’s common stock. The options were with an exercise price of $0.13 per share, a term of 5 years, and 2 year vesting. The warrants have an aggregated fair value of approximately $167,440 that was calculated using the Black-Scholes option-pricing model based on the assumptions below.

March 31, 2019
Risk-free interest rate	2.58%
Expected life of grants	3.5 years
Expected volatility of underlying stock	169.88%
Dividends	0%

The estimated option life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

During the three months ended March 31, 2019, the Company recorded total stock-based compensation expense related to options of approximately $131,900. The unrecognized compensation expense at March 31, 2019 was approximately $235,100.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2018	16,666,667	$0.15
Exercisable – January 1, 2018	16,666,667	$0.15
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2018	16,666,667	$0.15
Exercisable – December 31, 2018	16,666,667	$0.15
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2019	16,666,667	$0.15
Exercisable – March 31, 2019	16,666,667	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	16,666,667	2.67 years	$0.15	16,666,667	$0.15

At March 31, 2019, the total intrinsic value of warrants outstanding and exercisable was $0.

There were no new warrants granted during the three months or the year ended March 31, 2019 and December 31, 2018, respectively.

Note 9 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2019 and December 31, 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three month periods ended March 31, 2019 and 2018, included elsewhere in this report and in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019.

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

During the three months ended March 31, 2019, the Company was able to continue the utilization of the internal controls and operating procedures and techniques employed by the Company’s management during 2018 in order to grow the business, by controlling costs. With the reformed internal controls remaining in place, management continued to refine techniques that will increase the net operating revenue derived from the Company’s Comic Conventions. The Company continues to use the policies put in place by management in the last part of 2017 and used by management throughout 2018.

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

We plan on continuing to enhance value proposition of our Comic Conventions by featuring new exhibitors and eclectic celebrities, and generally enhancing the entertainment value provided by the Conventions. Further, we continue to identify new geographic markets for our Comic Convention. During the second half of 2017, we embarked on an aggressive review of the costs expended at each of our Conventions. As the result of this review, we identified many operating efficiencies which enabled us to operate our Conventions at a production cost (aside from talent) that is materially lower than previous operations. The savings on logistics and production have enabled us to consistently produce shows that are favorably contributing to the net operating margin. These operating efficiencies, which are being further-refined, were used successfully throughout 2018 and during the three-month period ended March 31, 2019.

Concurrently with the Company’s efforts in the Comic Convention business, the Company is selectively producing and branding compelling content and reaching consumers via social media outlets such as Facebook, Twitter and Instagram, as well as the Company’s website, www.wizardworld.com. The Company hopes to utilize its digital offerings to bolster its Comic Convention business.

We currently expect to produce 14 live events during 2019, although that number of conventions may change as we evaluate locations and venues. Among the shows being produced in 2019 are shows in the San Francisco Bay Area as well as the return the production of shows in Pittsburgh and Sacramento. During the three-month period ended March 31, 2019, we produced 3 live events.

The Company has previously announced an alignment with Sony Pictures Entertainment. Pursuant to that alignment, the Company is exploring a number of initiatives, which may include: (i) the development of intellectual property for the creation of motion picture and television content. The first session for the reception of such content took place in Portland in April 2018 and similar sessions took place in Columbus during the Second Quarter, (ii) the production of the “Ghostbusters Fan Fest” on the Sony Pictures lot in on June 8, 2019 (iii) the entry into the immersive entertainment space, (iv) the launch of a touring event in Asia. It is contemplated that these activities, in addition to other activities, will broaden the scope of the Company’s portfolio of revenue generating activities.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
Convention revenue	$3,549,983	$3,991,166
Gross margin	$592,144	$1,104,832
Operating expenses	$735,414	$821,556
(Loss) income from operations	$(143,270)	$283,276
Other income (expenses)	$(79,827)	$(168,893)
(Loss) income attributable to common shareholder	$(223,097)	$114,383
(Loss) income per common share – basic	$(0.00)	$0.00
(Loss) income per common share – diluted	$(0.00)	$0.00

Convention Revenue

Convention revenue was $3,549,983 for the three months ended March 31, 2019, as compared to $3,991,166 for the comparable period ended March 31, 2018, a decrease of $441,183. As mentioned above, the Company ran 3 events during the three months ended March 31, 2019, as compared to 3 events during the comparable three months ended March 31, 2018. Average revenue generated per event in the first quarter of 2019 was $1,183,328 as compared to $1,330,389 during the first quarter of 2018. The average convention revenue during the first quarter of 2019 was smaller than the average revenue during the first quarter of 2018. The Company has recognized that top line Convention revenue and the corresponding Operating Costs necessary to generate such revenue may not correlate to the net income realized from operations, and is taking steps to increase its operating margins.

Gross Profit

Gross profit percentage for the convention segment decreased from a gross profit percentage of 28% during the three months ended March 31, 2018, to a gross profit percentage of 17% during the three months ended March 31, 2019. The gross profit percentage increase/decrease was attributable to talent-related costs at the Conventions.

Operating Expenses

Operating expenses for the three months ended March 31, 2019, were $735,414, as compared to $821,556 for the three months ended March 31, 2018. The change is attributable to efforts by management to operate each Convention more efficiently. General and administrative expenses decreased by $71,508 from the prior year comparative period primarily due to effort by management to control corporate overhead.

Loss from Operations

Loss from operations for the three months ended March 31, 2019, was $143,270 as compared to income from operations of $283,276 for the three months ended March 31, 2018. The variance was primarily attributable to talent-related costs at the Conventions during the period. Management is taking steps to better-control such costs.

Other Expenses

Other expenses for the three months ended March 31, 2019, was $79,827, as compared to $168,893 for the three months ended March 31, 2018. In each case, the expense was interest expense related to the convertible note and corresponding debt discount.

Net Income (Loss) Attributable to Common Stockholder

Net loss attributable to common stockholders for the three months ended March 31, 2019, was $223,097 or loss per basic share of $0.00, compared to net income of $114,383 or income per basic share of $0.00 for the three months ended March 31, 2018.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2019, compared to December 31, 2018:

	March 31, 2019	December 31, 2018	Increase/(Decrease)
Current Assets	$1,774,914	$2,116,960	$(342,046)
Current Liabilities	$6,966,199	$7,140,953	$(174,754)
Working Capital (Deficit)	$(5,191,285)	$(5,023,993)	$(167,292)

At March 31, 2019, we had a working capital deficit of $5,191,285 as compared to working capital deficit of $5,023,993, at December 31, 2018, a change of $167,292. The change in working capital is primarily attributable to a decrease in cash and cash equivalents and prepaid convention expenses and an overall decrease in current liabilities.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2019 and 2018 was $57,257 and $57,811, respectively. The net income (loss) for the three months ended March 31, 2019 and 2018, was $(223,097) and $114,383, respectively.

Going Concern Analysis

The Company had a loss from operations of $143,270 and income from operations of $283,276 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had cash and working capital deficit of $951,265 and $5,191,285 respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through first quarter 2020. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017 and continued throughout 2018, will continue to be evident throughout 2019.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2018 Annual Report.

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

The Company is committed to improving financial organization. As part of this commitment, management and the Board perform reviews of the Company’s policies and procedures as they relate to financial reporting in an effort to mitigate future risks of potential misstatements. The Company will continue to focus on developing and documenting internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has filed suit against a vendor alleging a number of claims on behalf of the Company with regard to decorator services provided to the Company.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on April 1, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

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

WIZARD ENTERTAINMENT, INC.

Date: May 15, 2019	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

