Form 10-Q
period 2019-09-30
WIZARD ENTERTAINMENT, INC.
filed 2019-11-14
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

As of November 14, 2019, there were 70,135,036 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard Entertainment, Inc.

September 30, 2019

Wizard Entertainment, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$313,645	$1,014,671
Accounts receivable, net	1,050	124,395
Inventory	-	-
Prepaid convention expenses	17,354	762,110
Prepaid expenses	106,012	136,317
Deferred offering costs	79,467	79,467
Total Current Assets	517,528	2,116,960

Property and equipment, net	70,349	99,788

Operating lease right of use asset, net	191,954	-

Security deposits	9,408	9,408

Total Assets	$789,239	$2,226,156

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,803,456	$2,710,989
Unearned revenue	987,603	1,710,722
Operating lease liability	89,788	-
Convertible promissory note – related party, net	2,500,000	2,495,001
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	6,605,088	7,140,953

Operating lease liability, net	104,610	-

Total Liabilities	6,790,698	7,140,953

Commitments and contingencies

Stockholders’ Deficit
Preferred stock par value $0.0001: 20,000,000 shares authorized; 5,768,956 and 5,768,956 shares issued and outstanding, respectively	577	577
Preferred stock par value $0.0001: 50,000 shares designated Series A cumulative, no shares outstanding, respectively	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 70,135,036 and 70,135,036 shares issued and outstanding, respectively	7,015	7,015
Additional paid-in capital	21,270,099	21,026,999
Accumulated deficit	(27,185,652)	(25,936,890)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(5,920,459)	(4,914,797)

Total Liabilities and Stockholders’ Deficit	$789,239	$2,226,156

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Convention Revenues	$2,830,254	$4,468,776	$8,922,869	$13,571,809

Cost of revenues	2,727,310	3,469,061	7,849,948	10,844,897

Gross margin	102,944	999,715	1,072,921	2,726,912

Operating expenses
Compensation	325,062	425,138	1,110,986	1,346,719
Consulting fees	134,094	130,092	351,938	354,109
General and administrative	235,287	448,688	629,183	991,282

Total operating expenses	694,443	1,003,918	2,092,107	2,692,110

(Loss) income from operations	(591,499)	(4,203)	(1,019,186)	34,802

Other expenses
Interest expense	(74,874)	(443,304)	(229,576)	(873,198)
Total other expenses	(74,874)	(443,304)	(229,576)	(873,198)

Loss before income tax provision	(666,373)	(447,507)	(1,248,762)	(838,396)

Income tax provision	-	-	-	-

Net loss	(666,373)	(447,507)	(1,248,762)	(838,396)

Net loss attributable to non-controlling interests	-	-	-	-

Net loss attributable to common stockholders	$(666,373)	$(447,507)	$(1,248,762)	$(838,396)

Loss per share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Loss per share - diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding - basic	70,135,036	68,535,036	70,135,036	68,535,036
Weighted average common shares outstanding - diluted	70,135,036	68,535,036	70,135,036	68,535,036

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Three Months Ended September 30, 2019

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance – June 30, 2019	5,768,956	$577	70,135,036	$7,015	$21,214,692	$(26,519,279)	$(12,498)	$(5,309,493)

Share-based compensation	-	-	-	-	55,407	-	-	55,407

Net income	-	-	-	-	-	(666,373)	-	(666,373)

Balance – September 30, 2019	5,768,956	$577	70,135,036	$7,015	$21,270,099	$(27,185,652)	$(12,498)	$(5,920,459)

For the Three Months Ended September 30, 2018

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - June 30, 2018	-	$-	68,535,036	$6,855	$19,999,173	$(23,712,360)	$(12,498)	$(3,718,830)

Share-based compensation	-	-	-	-	11,106	-	-	11,106

Net loss	-	-	-	-	-	(447,507)	-	(447,507)

Balance - September 30, 2018	-	$-	68,535,036	$6,855	$20,010,279	$(24,159,867)	$(12,498)	$(4,155,231)

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Nine Months Ended September 30, 2019

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2018	5,768,956	$577	70,135,036	$7,015	$21,026,999	$(25,936,890)	$(12,498)	$(4,914,797)

Share-based compensation	-	-	-	-	243,100	-	-	243,100

Net income	-	-	-	-	-	(1,248,762)	-	(1,248,762)

Balance – September 30, 2019	5,768,956	$577	70,135,036	$7,015	$21,270,099	$(27,185,652)	$(12,498)	$(5,920,459)

For the Nine Months Ended September 30, 2018

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2017	-	$-	68,535,036	$6,855	$19,960,893	$(23,321,471)	$(12,498)	$(3,366,221)

Share-based compensation	-	-	-	-	49,386	-	-	49,386

Net loss	-	-	-	-	-	(838,396)	-	(838,396)

Balance – September 30, 2018	-	$-	68,535,036	$6,855	$20,010,279	$(24,159,867)	$(12,498)	$(4,155,231)

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net loss	$(1,248,762)	$(838,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,390	63,578
Accretion of debt discount	4,999	648,723
Right-of-use asset amortization	2,444	-
Share-based compensation	243,100	49,386
Changes in operating assets and liabilities:
Accounts receivable	123,345	135,939
Inventory	-	1,204
Prepaid convention expenses	744,756	(168,379)
Prepaid expenses	30,305	(224)
Accounts payable and accrued expenses	92,467	1,297,014
Unearned revenue	(723,119)	(1,701,678)

Net Cash Used In Operating Activities	(694,075)	(512,833)

Cash Flows from Investing Activities:
Purchase of property and equipment	(6,951)	(11,421)

Net Cash Used In Investing Activities	(6,951)	(11,421)

Net change in cash and cash equivalents	(701,026)	(524,254)

Cash and cash equivalents at beginning of reporting period	1,014,671	1,769,550

Cash and cash equivalents at end of reporting period	$313,645	1,245,296

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$252,980	$-
Deferred offering costs in accounts payable	$-	$73,174

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

September 30, 2019

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

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had loss from operations of $(1,109,186) and income from operations of $34,802 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had cash and working capital deficit of approximately $313,600 and $6.1 million, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which raise significant doubts about the Company’s ability to continue as a going concern through December 2020.

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

The Company has embarked upon and is exploring initiatives in addition to its tour of Comic Conventions. For example, (i) On June 8, 2019 the Company produced the specialized “Ghostbusters Fan Fest” on the Sony Pictures lot (ii) the entry into the fixed-site Comic Convention and immersive entertainment space, (iii) the launch of a touring event in Asia, (iv) production activities in the Middle East and (v) acquisitions of complementary businesses through the M&A process. It is contemplated that these activities, in addition to other activities, will broaden the scope of the Company’s portfolio of revenue-generating activities.

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

As of September 30, 2019 and December 31, 2018, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $0 and $0, respectively.

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

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the three and nine months ended September 30, 2019 and 2018, the Company recognized $0 losses from this venture, respectively.

As of September 30, 2019 and December 31, 2018, the investment in CONtv was $0.

As of September 30, 2019 and December 31, 2018, the amount due to CONtv was $224,241.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2019 contained a significant financing component.

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

Shipping and handling costs were $0 and $0 for the three and nine months ended September 30, 2019 and 2018, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

Convertible note	16,666,667	16,666,667
Common stock options	4,867,500	3,743,000
Common stock warrants	16,666,667	16,666,667

Total contingent shares issuance arrangement, stock options or warrants	38,200,834	37,076,334

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

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the condensed consolidated balance sheet in the amount of $252,980 related to the operating lease for office space. Results for the three and nine months ended September 30, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2019	December 31, 2018
Computer Equipment	$48,128	$43,087
Equipment	474,068	469,348
Furniture and Fixtures	62,321	62,321
Leasehold Improvements	22,495	22,495
	607,013	597,251
Less: Accumulated depreciation	(536,665)	(497,463)
	$70,348	$99,788

Depreciation expense was $36,390 and $63,578 for the nine months ended September 30, 2019 and 2018, respectively.

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

During the nine months ended September 30, 2019 and 2018, the Company incurred net expenses of $127,355 and $168,750, respectively, for services provided by Bristol. At September 30, 2019 and December 31, 2018, the Company accrued $84,134 and $0, respectively, of net monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the nine months ended September 30, 2019 and 2018, the Company paid lease obligations $80,173 and $57,806, respectively, under the Sublease. See Note 7.

Loan from officer

During the nine months ended September 30, 2019, the CEO made a non-interest bearing loan to the Company of $75,000. The outstanding balance under the loan payable at September 30, 3019 was $75,000 and was included in accrued liabilities on the condensed consolidated balance sheet.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 and $4,999 as of September 30, 2019 and December 31, 2018, respectively, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the three and nine months ended September 30, 2019 and 2018, the Company recognized $0 losses from this venture, respectively.

As of September 30, 2019 and December 31, 2018, the investment in CONtv was $0.

As of September 30, 2019 and December 31, 2018, the amount due to CONtv was $224,241.

Note 6 – Commitments and Contingencies

Employment Agreements

Appointment of President and Chief Executive Officer

On April 22, 2016, the Board approved the appointment of Mr. John D. Maatta as the Company’s President and Chief Executive Officer, effective as of May 3, 2016. Mr. Maatta will continue to serve as a member of the Board. In addition, the Board granted Mr. Maatta options to purchase up to an aggregate of 1,100,000 shares of the Company’s common stock, subject to the terms and conditions of the Third Amended and Restated 2011 Stock Incentive and Award Plan, which were fully vested as of December 31, 2018. Mr. Maatta formally entered into his Employment Agreement with the Company on July 17, 2016. Effective January 1, 2018, Mr. Maatta has elected to receive 50% of the compensation provided for his employment contract and is currently receiving $125,000 per year with the remainder of the balance deferred which amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. On November 22, 2018, the Board of Directors of the Company decided to issue 1,729,325 shares of Preferred stock for settlement of the deferred compensation due to Mr. Maatta totaling $212,707. Deferred compensation for Mr. Maatta accrued as of September 30, 2019 and December 31, 2018 was $149,655 and $48,680, respectively. Mr. Maatta made a non-interest bearing loan to the Company during the quarter of $75,000, which was included in accrued liabilities on the condensed consolidated balance sheet.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of $18,750. For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. On November 22, 2018, the Board of Directors of the Company decided to issue 4,039,634 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. At September 30, 2019 and December 31, 2018, the Company accrued $84,134 and $0, respectively, of net monthly fees due to Bristol.

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

Note 7 – Operating Leases

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the nine months ended September 30, 2019 and 2018, the Company paid lease obligations of $78,287 and $57,806, respectively, under the Sublease.

We determine if an arrangement contains a lease at inception. Right of use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

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

The components of lease expense were as follows:

Nine Months Ended September 30, 2019
Operating lease	80,173
Sublease income	(28,807)
Total net lease cost	$51,366

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(78,287)

ROU assets obtained in exchange for lease liabilities:
Operating leases	$252,980

Weighted average remaining lease term (in years):
Operating leases	1.9 2

Weighted average discount rate:
Operating leases	12%

The following table presents the maturity of the Company’s lease liabilities as of September 30, 2019:

Fiscal year ending December 31:
2019 (remainder of year)	$26,612
2020	108,046
2021	83,054
217,712
Less: Imputed interest	(23,315)
Present value	$194,397

Note 8 – Stockholders’ Equity (Deficit)

The Company’s authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 50,000 have been designated as Series A Cumulative Convertible Preferred Stock (“Series A”). As of September 30, 2019 and December 31, 2018, there were 5,768,956 shares of preferred stock issued and outstanding and 0 shares of Series A, respectively.

As of September 30, 2019 and December 31, 2018, there were 70,135,036 and 70,135,036 shares of common stock issued and outstanding, respectively. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

Stock Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2018	4,345,000	$0.52
Exercisable – December 31, 2018	3,492,500	$0.59
Granted	2,142,500	$0.13
Exercised	-	$-
Forfeited/Cancelled	(1,620,000)	$-
Outstanding – September 30, 2019	4,867,500	$0.31
Exercisable – September 30, 2019	3,753,333	$0.35

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.13 – 0.94	4,867,500	3.22 years	$0.31	3,753,333	$0.35

At September 30, 2019, the total intrinsic value of options outstanding and exercisable was $0.

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

September 30, 2019
Risk-free interest rate	2.58%
Expected life of grants	3.5 years
Expected volatility of underlying stock	169.88%
Dividends	0%

The estimated option life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

During the nine months ended September 30, 2019, the Company recorded total stock-based compensation expense related to options of approximately $243,100. The unrecognized compensation expense at September 30, 2019 was approximately $123,900.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2018	16,666,667	$0.15
Exercisable – January 1, 2018	16,666,667	$0.15
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2018	16,666,667	$0.15
Exercisable – December 31, 2018	16,666,667	$0.15
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2019	16,666,667	$0.15
Exercisable – September 30, 2019	16,666,667	$0.15

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.15	16,666,667	2.17 years	$0.15	16,666,667	$0.15

At September 30, 2019, the total intrinsic value of warrants outstanding and exercisable was $0.

There were no new warrants granted during the nine months or the year ended September 30, 2019 and December 31, 2018, respectively.

Note 9 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2019 and December 31, 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 10 – Subsequent Events

On October 30, 2019, Jordan Schur resigned his position as a member of the Board of Directors of the Company. On November 4, 2019, Scott D. Kaufman was elected to be a member of the Board to fill the vacancy created by the resignation of Mr. Schur.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto for the three and nine month periods ended September 30, 2019 and 2018, included elsewhere in this report and in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019.

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

During the nine months ended September 30, 2019, the Company was able to continue the utilization of the internal controls and operating procedures and techniques employed by the Company’s management during 2018 in order to enhance the business by creating operating efficiencies and controlling costs. With the reformed internal controls remaining in place, management continued to refine techniques that will increase the net operating revenue derived from the Company’s Comic Conventions. The Company continues to use the policies put in place by management in the last part of 2017 and used by management throughout 2018.

Plan of Operation

At present, the Company is engaged primarily in the live event business and derives income mainly from: (i) the production of Comic Conventions, which involves the sales of admissions and exhibitor booth space, and (ii) sale of sponsorships and advertising.

We plan on continuing to enhance the value proposition of our Comic Conventions by featuring new exhibitors and eclectic celebrities, and generally enhancing the scope and the breadth of the entertainment value provided by the Comic Conventions. Further, we continue to identify new geographic markets for our Comic Conventions. Beginning during the second half of 2017, (and continuing through the present), we embarked on an aggressive review of the costs expended at each of our Comic Conventions, as well as the rational for specific cost-categories. As the result of this review, we identified many operating efficiencies which enabled us to operate our Comic Conventions at a production cost (aside from talent) that is materially lower than previous operations. The savings on logistics and production have enabled us to produce shows that are favorably contributing to the net operating margin. These operating efficiencies, which are continually being further-refined, were used successfully throughout 2018 and during the nine-month period ended September 30, 2019. The intention of the Company is to consistently produce shows more cost-effectively than any other producer in the industry.

Concurrently with the Company’s efforts in the Comic Convention business, the Company is selectively producing and branding compelling content and reaching consumers via social media outlets such as Facebook, Twitter and Instagram, as well as the Company’s website, www.wizardworld.com. The Company hopes to increasingly utilize its digital offerings to bolster its Comic Convention business.

The Company will produce 14 live events during 2019. Among the shows being produced in 2019 are shows in the San Francisco Bay Area as well as the return of the production of shows in Pittsburgh and Sacramento. During the nine-month period ended September 30, 2019, we produced 10 Comic Conventions including the smaller and specialized “Ghostbusters Fanfest”.

The Company has embarked upon and is exploring initiatives in addition to its tour of Comic Conventions. For example: (i) On June 8, 2019 the Company produced the specialized “Ghostbusters Fan Fest” on the Sony Pictures lot; (ii) the entry into the fixed-site Comic Convention and immersive entertainment space; (iii) the launch of a touring event in Asia; (iv) consulting with regard to the production of a show in Saudi Arabia; and (v) pursuing the acquisitions of complementary businesses through the M&A process. It is contemplated that these activities, in addition to other activities, will broaden the scope of the Company’s portfolio of revenue-generating activities.

The Company has entered into an agreement to provide programming for the CN Live platform in China. In this regard, the Company has entered into a programming agreement with Associated Television International and is proceeding with its plans to launch an AVOD service on CN Live. The Company has aggregated the initial programming and a 120-day test launch.

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2019 and 2018:

	Three Months Ended
	September 30, 2019	September 30, 2018
Convention revenue	$2,830,254	$4,468,776
Gross margin	$102,944	$999,715
Operating expenses	$694,443	$1,003,918
Loss from operations	$(591,499)	$(4,203)
Other expenses	$(74,874)	$(443,304)
Loss attributable to common shareholder	$(666,373)	$(447,507)
Loss per common share – basic	$(0.01)	$(0.01)
Loss per common share – diluted	$(0.01)	$(0.01)

Convention Revenue

Convention revenue was $2,830,254 for the three months ended September 30, 2019, as compared to $4,468,776 for the comparable period ended September 30, 2018, a decrease of $1,638,522. The Company produced four Comic Convention events during the three months ended September 30, 2019, as compared to five events during the comparable three months ended September 30, 2018. Average revenue generated per event in the third quarter of 2019 was $707,564 as compared to $893,755 during the third quarter of 2018. The average convention revenue during the third quarter of 2019 was smaller than the average revenue during the third quarter of 2018. The Company has recognized that top-line Convention revenue, (the pass-through of revenue to celebrity guests) and the corresponding Operating Costs necessary to generate such revenue may not correlate to the net income realized from operations, and is focused on taking steps to increase its operating margins.

Gross Profit

Gross profit percentage for conventions decreased from a gross profit percentage of 22.4% during the three months ended September 30, 2018, to a gross profit percentage of 3.6% during the three months ended September 30, 2019. The gross profit percentage decrease was attributable to a decrease in topline revenue.

Operating Expenses

Operating expenses for the three months ended September 30, 2019, were $694,443, as compared to $1,003,918 for the three months ended September 30, 2018. The change is attributable to efforts by management to operate each Comic Convention more efficiently. General and administrative expenses decreased by $213,401 from the prior year comparative period primarily due to effort by management to control corporate overhead.

Loss from Operations

Loss from operations for the three months ended September 30, 2019, was $591,499 as compared to loss from operations of $4,203 for the three months ended September 30, 2018. The variance was primarily attributable to fewer conventions produced during the period thus generating less revenue to mitigate fixed expenses together with talent-related costs at the Comic Conventions during the period. Management is taking steps to better-control such costs.

Other Expenses

Other expenses for the three months ended September 30, 2019, was $74,874, as compared to $443,304 for the three months ended September 30, 2018. In each case, the expense was interest expense related to the convertible note and corresponding debt discount.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the three months ended September 30, 2019, was $666,373 or loss per basic share of $0.01, compared to net loss of $447,507 or loss per basic share of $0.01 for the three months ended September 30, 2018.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Nine Months Ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Convention revenue	$8,922,869	$13,571,809
Gross margin	$1,072,921	$2,726,912
Operating expenses	$2,092,107	$2,692,110
(Loss) income from operations	$(1,019,186)	$34,802
Other expenses	$(229,576)	$(873,198)
Loss attributable to common shareholder	$(1,248,762)	$(838,396)
Loss per common share – basic	$(0.02)	$(0.01)
Loss per common share – diluted	$(0.02)	$(0.01)

Convention Revenue

Convention revenue was $8,922,869 for the nine months ended September 30, 2019, as compared to $13,571,809 for the comparable period ended September 30, 2018, a decrease of $4,648,940. The Company produced 10 Comic Conventions including the “Ghostbusters Fanfest” during the nine months ended September 30, 2019, as compared to 12 events during the comparable nine months ended September 30, 2018. Average revenue generated per event in the nine-month period of 2019 was $892,287 as compared to $1,130,984 during the comparable nine-month period of 2018. The Company has recognized that top line Convention revenue and the corresponding Operating Costs necessary to generate such revenue may not correlate to the net income realized from operations and is taking steps to increase its operating margins. Additionally, it is noted that the “Ghostbusters” Fanfest was a single-focus event that was smaller than the usual Comic Conventions that are produced by the Company.

Gross Profit

Gross profit percentage for conventions decreased from a gross profit percentage of 20.1% during the nine months ended September 30, 2018, to a gross profit percentage of 12.0% during the nine months ended September 30, 2019. The gross profit percentage decrease was attributable to talent-related costs at the Comic Conventions.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019, were $2,092,107, as compared to $2,692,110 for the nine months ended September 30, 2018. The change is attributable to efforts by management to operate each Comic Convention more efficiently. General and administrative expenses decreased by $362,099 from the prior year comparative period primarily due to effort by management to control corporate overhead.

Loss from Operations

Loss from operations for the nine months ended September 30, 2019, was $1,019,186 as compared to income from operations of $34,802 for the nine months ended September 30, 2018. The variance was primarily attributable to a decline in revenue and talent-related costs at the Comic Conventions during the period. Management is taking steps to better control such costs.

Other Expenses

Other expenses for the nine months ended September 30, 2019, was $229,576, as compared to $873,198 for the nine months ended September 30, 2018. In each case, the expense was interest expense related to the convertible note and corresponding debt discount.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the nine months ended September 30, 2019, was $1,248,762 or loss per basic share of $0.02, compared to net loss of $838,396 or loss per basic share of $0.01 for the nine months ended September 30, 2018.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2019, compared to December 31, 2018:

	September 30, 2019	December 31, 2018	Increase/(Decrease)
Current Assets	$517,528	$2,116,960	$(1,599,432)
Current Liabilities	$6,605,088	$7,140,953	$(535,865)
Working Capital (Deficit)	$(6,087,560)	$(5,023,993)	$(1,063,567)

At September 30, 2019, we had a working capital deficit of $6,087,560 as compared to working capital deficit of $5,023,993, at December 31, 2018, a change of $1,063,567. The change in working capital is primarily attributable to a decrease in cash and cash equivalents and prepaid convention expenses and an overall decrease in current liabilities.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 was $694,075 and $512,833, respectively. The net loss for the nine months ended September 30, 2019 and 2018, was $1,248,762 and $838,396, respectively.

Going Concern Analysis

The Company had a loss from operations of $1,019,186 and income from operations of $34,802 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had cash and working capital deficit of approximately $313,600 and approximately $6.1 million, respectively. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through the fourth quarter 2020. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017 and continued throughout 2018, will continue to be evident throughout 2019.

In addition to its cost containment strategies, the Company is actively engaged in activities associated with the production of a Comic Convention in the Middle East and is proceeding with plans to program an ADVOD linear channel in China.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

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

WIZARD ENTERTAINMENT, INC.

Date: November 14, 2019	By:	/s/ John D. MaattaS
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

