Form 10-K
period 2019-12-31
WIZARD ENTERTAINMENT, INC.
filed 2020-03-30
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2019

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

The market value of the voting and non-voting common stock was $3,634,133 based on 18,170,664 pre-split shares held by non-affiliates. The shares were valued at $0.20 per share, that being the closing price on June 28, 2019, the last business day of the registrant’s most recently completed second quarter.

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

As of March 30, 2020, there were 3,507,121 shares of the issuer’s common stock outstanding.

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

None.

WIZARD ENTERTAINMENT, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2019

SPECIAL NOTE REGARDING ANNUAL REPORT ON FORM 10-K

On February 27, 2020, a reverse split of the Company’s capital stock on a 1 for 20 basis became effective. Unless noted otherwise, all disclosure in this annual report is based on stock calculations and information related to stock calculations on a post-split basis.

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

In 2019, the Company produced Comic Conventions in the following cities: (i) New Orleans, LA; (ii) St. Louis, MO; (iii) Cleveland, OH; (iv) Portland, OR; (v) Philadelphia, PA; (vi) Los Angeles, CA; (vii) Columbus, OH ; (viii) Sacramento, CA; (ix) Pittsburgh, PA; (x) Chicago, IL; (xi) Tulsa, OK; (xii) Austin, TX; (xiii) Madison, WI; and (xiv) Oakland, CA. During 2019, the Company also consulted on a show in Riyadh Saudi Arabia.

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

Strategy

Our objective is to continue to create an expanded and qualitatively enhanced digital presence to leverage the Company’s digital extensions to become a dominant voice and destination for pop culture enthusiasts across multiple media platforms. Key elements of our strategy include:

●	producing high quality Comic Conventions events across the United States to entertain fans and to allow for promotion of consumer products and entertainment;

●	produce rich content and leveraging the content created at the Comic Conventions through digital media outlets such as websites, apps, emails, newsletters, Facebook, Twitter, Flickr, Tumblr, Instagram and YouTube, among others, and producing new virtual experiences; and

●	obtaining sponsorships and promotions from media and entertainment companies for our Comic Conventions, including: (i) expanding our relationships with entertainment and media companies; and (ii) Continue efforts to control all costs including corporate overhead and convention production costs.

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

In addition to the steps taken to enhance the content at the conventions and to efficiently produce live events the Company has taken steps to create and market virtual events and to enter into digital commerce as an additional operating vertical.

Employees

We currently have 5 full-time equivalent employees. Additionally, we engage 6 to 8 part-time freelance consultants providing us with greater core competence in the disciplines of Marketing, Sponsorship Sales, Event Production and e-commerce.

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

Our conventions bring large groups of people together, which business model is being threatened by COVID-19.

We are primarily in the convention business, the success of which is dependent upon the ability to bring large numbers of people together. At the present time this is not possible due to the effects of COVID-19. Our last convention was held on March 6, 2020, which was a good success. Our next convention is schedule for June, 2020, and we hope the effects of COVID-19 will be over by that time. If the effects of COVID-19 extend into our summer convention season, it will have a material adverse effect on our business operations for 2020.

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

The following table sets forth the high and low bid price for our common stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations based on pre-split shares, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions. Quote information was obtained from Yahoo Finance.

Period	High	Low

January 1, 2018 through March 31, 2018	$0.330	$0.115

April 1, 2018 through June 30, 2018	$0.310	$0.211

July 1, 2018 through September 30, 2018	$0.270	$0.125

October 1, 2018 through December 31, 2018	$0.193	$0.050

January 1, 2019 through March 31, 2019	$0.218	$0.050

April 1, 2019 through June 30, 2019	$0.200	$0.096

July 1, 2019 through September 30, 2019	$0.215	$0.130

October 1, 2019 through December 31, 2019	$0.136	$0.052

On March 26, 2020, the stock closed at $1.75. This price includes the impact of the 1 for 20 reverse split on our common stock that went into effect on February 27, 2020.

(b) Holders

As of March 30, 2020, a total of 3,507,121 shares of the Company’s common stock were outstanding and held by 29 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Transfer Agent

V Stock Transfer, LLC

18 Lafayette Place

Woodmere, NY 11598

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal quarter ended December 31, 2019. All sales of unregistered securities prior to the fiscal quarter ended December 31, 2019, have been disclosed in prior periodic filings made with the Securities and Exchange Commission.

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

Overview

We intend that this discussion will provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the years ended December 31, 2019 and 2018, included elsewhere in this report.

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

During the year ended December 31, 2017, the Company was able to utilize the internal controls and operating procedures and techniques employed by the Company’s new management during 2017 and 2018 in order to grow the business, by increasing revenues and controlling costs. With the recently reformed internal controls in place, management continued to carefully analyze new markets for the Company’s Comic Conventions. The Company continues to implement and enhance the policies put in place by management during 2017 and 2018.

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

We plan on continuing to enhance value proposition of our Comic Conventions by featuring new exhibitors and high-profile and eclectic celebrities, and generally enhancing the entertainment value provided by the Conventions. Further, we continue to identify new geographic markets for our Comic Convention. During the second half of 2017, we embarked on an aggressive review of the costs expended at each of our Conventions. As the result of this review, we identified many operating efficiencies which enabled us to operate our Conventions at a production cost (aside from talent) that is materially lower than previous operations. In this regard, the operating results for the year ended December 31, 2017 disclosed that the Total Operating Expenses incurred were 36% of gross revenue. For the year ended December 31, 2018, the Total Operating Expenses incurred were 26% of gross revenue. For the year ended December 31, 2019, the Total Operating Expenses incurred were also 26% of gross revenue.

Concurrently with the Company’s efforts in the Comic Convention business, the Company is selectively producing and branding compelling content and reaching consumers via social media outlets such as Facebook, Twitch, Twitter and Instagram, as well as the Company’s website, www.wizardworld.com. The Company hopes to utilize its digital offerings to bolster its Comic Convention business. The company will produce digital interactive events that will enable new and varied types of fan experiences. In addition, the company will market and offer collectables to consumers via e-commerce platforms.

We currently expect to produce between 9-12 live events during 2020, although that number of conventions may change as we evaluate locations and venues. Among the shows being produced in 2020 are shows in new markets, which have yet to be announced. However, at present because of the uncertainties concerning the course and scope of the current situation with the Covid-19 virus it is currently unclear how many live events will actually be produced by the Company in 2020. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020. At this point, the Company has not cancelled or postponed any of the shows that it has scheduled for 2020. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event will be an interactive fan experience which will take place in March 31, 2020. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard Vault” as a site for consumers to purchase pop-culture collectables.

The Company produced the “Ghostbusters Fan Fest” on the Sony Pictures lot on June 8, 2019. The Company identified opportunities to rapidly move into the areas of: (i) retailing collectables, (ii) providing virtual opportunities to fans to interact with celebrities, (iii) creating live and virtual events and conferences focused on new subject matter and affinities, and (iv) engaging in M&A opportunities. The company intends to initiate these activities in 2020.

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2019 and 2018:

	Year Ended
	December 31, 2019	December 31, 2018
Convention revenues	$10,578,316	$13,901,603
Cost of revenues	$9,673,685	$11,278,066
Gross margin	$904,631	$2,623,537
Operating expenses	$(2,762,037)	$(3,564,552)
Loss from operations	$(1,857,406)	$(941,015)
Other expenses	$(304,449)	$(1,677,404)
Net loss attributable to common shareholder	$(2,161,855)	$(2,615,419)
Loss per common share – basic	$(0.62)	$(0.76)
Loss per common share – diluted	$(0.62)	$(0.76)

Convention Revenue

Event revenue was $10,578,316 for the year ended December 31, 2019, as compared to $13,901,603 for the comparable period ended December 31, 2018, a decrease of $3,323,287. The Company ran thirteen events during the year ended December 31, 2018, compared to the 12 events plus the “Ghostbusters Fan Fest” and the event in Saudi Arabia during the comparable year ended December 31, 2019. Average revenue generated per event in 2018 was $1,069,354 compared to $752,756 average revenue per event during 2019.

Gross Profit

Gross profit percentage, after considering cost of revenues, decreased to 8.6% during the year ended December 31, 2019, down from 18.9% during the year ended December 31, 2018. The gross profit percentage decrease was at least partially attributable to a decrease in top line revenue generated by the shows.

Operating Expenses

Operating expenses for the year ended December 31, 2019, were $2,762,037, as compared to $3,564,552 for the year ended December 31, 2018. The $802,515 decrease is primarily attributable to a decrease in staffing and a correlating decrease in employee compensation, and general and administrative expenses. The $590,023 decrease in compensation is primarily attributable to a decline in both headcount and officer compensation. Consulting fees remained materially the same. General and administrative expenses decreased by $240,804 from the prior year comparative period primarily due to a decrease in marketing and general office expenses.

Loss from Operations

Loss from operations for the year ended December 31, 2018, was $941,015 as compared to a loss from operations of $1,857,406 for the year ended December 31, 2019. The negative variance was at least partiality attributable to a decrease in top line revenue at the shows.

Other Expenses

Other expenses for the year ended December 31, 2018 was $1,674,404, as compared to $304,449 for the year ended December 31, 2019. In each case, the expense was interest expense related to convertible notes and corresponding debt discounts.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the year ended December 31, 2018, was $2,615,419 or loss per basic share of $0.76, compared to a net loss of $2,161,855 or loss per basic share of $0.62, for the year ended December 31, 2019.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2019 compared to December 31, 2018:

	December 31, 2019	December 31, 2018	Increase/(Decrease)
Current Assets	$3,217,922	$2,116,960	$1,100,962
Current Liabilities	$7,703,779	$7,140,953	$562,826
Working Capital (Deficit)	$(4,485,857)	$(5,023,993)	$(538,136)

At December 31, 2019, we had a working capital deficit of $4,485,857 as compared to working capital deficit of $5,023,993, at December 31, 2018, a decrease of $538,136. The change in working capital is primarily attributable to an increase in cash and cash equivalents. Some of the changes in current assets were offset by an overall increase in current liabilities.

Net Cash

Net cash used in operating activities for the year ended December 31, 2019 and 2018 was $705,603 and $743,458, respectively. The net loss for the year ended December 31, 2019 and 2018, was $2,161,855 and $2,615,419, respectively.

Going Concern Analysis

The Company had a loss from operations of $1,857,406 and $941,015 for the years ended December 31, 2019 and 2018, respectively. On December 31, 2019, we had cash and cash equivalents of $2,777,654 and a working capital deficit of $4,485,857. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through March 2020. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017, together with the initiation of virtual activities and e-commerce, will guide the Company in a positive direction as we continue to strive to attain profitability.

As disclosed in “Securities Purchase Agreement II”, On December 19, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Barlock 2019 Fund, LP (the “Purchaser”), for the sale of the Company’s securities, comprised of (i) a $2,500,000 convertible debenture, convertible at a price of $2.50 per share, and (ii) warrants to acquire 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. As a condition to Purchaser entering into the Purchase Agreement, the Company entered into a security agreement in favor of the Purchaser, granting a security interest in substantially all of the property of the Company, whether presently owned or existing or hereafter acquired or coming into existence, including but not limited to, its ownership interests in its subsidiaries, to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the debenture. The security interest is on equal footing with certain other creditors of the Company. The Company received $2,500,000 in cash from the offering of the securities but was required to pay out of the closing proceeds, Purchaser’s attorney’s fees in the amount of $25,000. The Company has agreed with the Purchaser that the funds received will be restricted and utilized only for M&A opportunities, new business ventures, brand extensions and the creation of new vertical opportunities by the Company.

In addition to its cost containment strategies, the Company identified opportunities to rapidly move into the areas of (i) retailing collectables, (ii) providing virtual opportunities to fans to interact with celebrities, (iii) creating live and virtual events and conferences focused on new subject matter and affinities, and (iv) engaging in M&A opportunities. The company intends to initiate these activities in 2020.

Additionally, if necessary, management believes that both related parties (management and members of the Board of Directors of the Company) and potential external sources of debt and/or equity financing may be obtained based on management’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions, It is understood however, that although there is a recent history of related-parties providing a source of financing, there is no absolute certainty that any such related-party financing can be obtained on a going-forward basis. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company had no off-balance sheet arrangements.

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

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets, varying from 2 to 7 years or, when applicable, the life of the lease, whichever is shorter.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Revenue Recognition

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2019 contained a significant financing component.

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

Fair Value Measurements

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

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet in the amount of $252,980 related to the operating lease for office space. Results for the year ended December 31, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

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

Refer to Note 8. Operating Leases for additional disclosures required by ASC 842.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”)”. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statement presentation or disclosures.

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

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting.

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

Name	Age	Title
John D. Maatta	68	CEO, President, and Director
Paul L. Kessler	59	Executive Chairman and Director
Greg Suess	47	Director
Michael Breen	57	Director
Scott D. Kaufman	47	Director

Certain biographical information with respect to our executive officers and directors.

John D. Maatta, age 68, Chief Executive Officer, President and Director

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

Paul L. Kessler, age 59, Executive Chairman

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

Greg Suess, age 47, Director

Greg Suess has been a director of our Company since May 9, 2011. In 2018 Mr. Suess co-founded Activist Artists Management, LLC, a Los Angeles-based management and consulting company that focuses on media and entertainment and provides comprehensive management services for its clients, including talent and brand management, managing partnerships, strategic alliances and marketing strategies that engage consumers through entertainment, music and lifestyle experiences. Prior to that Mr. Suess was a founding partner of ROAR, LLC., Since 1997 Mr. Suess has been with the law firm of Glaser, Weil, Fink, Howard, Avchen & Shapiro, LLP, where he is currently Partner and focuses on general corporate law and media and entertainment. Mr. Suess holds a Bachelor of Science from the University of Southern California (Lloyd Greif Center for Entrepreneurial Studies), and holds a JD/MBA from Pepperdine University. He is a member of the State Bar of California.

The Board believes that Mr. Suess’ extensive experience and background in the media and entertainment industry complements the Company’s events business and its new initiatives and will provide a significant contribution to the Company’s growth.

Michael Breen, age 57, Director

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

Scott D. Kaufman, age 47, Director

Mr. Kaufman has nearly twenty years of experience of sourcing, financing and restructuring private and publicly traded companies, working with executives and boards of companies to manage their corporate growth initiatives and managing and trading a portfolio of debt and equity securities.

Currently, Mr. Kaufman is a founding member of Hillair Capital Management LLC. Hillair is an investment entity first organized in 2010 that finances, invests in and/or restructures emerging companies that are seeking transformative capital through debt and/ or preferred instruments. Mr. Kaufman leads the sourcing, due diligence, structuring and negotiating activities for Hillair with a constant focus on capital preservation. Mr. Kaufman has spearheaded changes within investments by acting as a “C” level officer, board member and a restructuring officer.

Previously, Scott was a Partner and Managing Director at Midsummer Capital, LLC. Midsummer Capital manages a group of investment funds that specialized in the financing of small capitalization public companies through negotiated private placements. Prior to Midsummer, Scott was a securities trader at Knight Capital Group, Inc

Mr. Kaufman received both a BA and a EMBA from Columbia University.

The Board believes Mr. Kaufman’s experience in financing and restructuring publicly traded companies will allow him to provide a significant contribution to the Company’s growth.

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

Committees of the Board of Directors

Our Board currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

On March 17, 2013, the Board authorized the creation of an Audit Committee. Currently, the Audit Committee is comprised of three independent Directors: Michael Breen as Chairman, Gregory Suess, and Scott D. Kaufman. The Audit Committee’s functions include: selecting our independent registered public accountants; reviewing the results and scope of the audit and other services provided by our independent registered public accountants; reviewing our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommending, establishing and monitoring the Company’s disclosure controls and procedures. From the time of his appointment as CEO in 2016, John Maatta has been authorized to perform the functions as described herein. The Audit Committee did not hold a meeting in 2019.

Compensation Committee

On March 17, 2013, the Board authorized the creation of a Compensation Committee. Currently, Gregory Suess serves as the Chair of the Compensation Committee which also is comprised of Michael Breen and Scott D. Kaufman. The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans. The Compensation Committee did not hold a meeting in 2019. The Company intends to appoint additional members to the Compensation Committee in 2020.

Nominating and Corporate Governance Committee

On March 13, 2014, the Board authorized the creation of a Nominating and Corporate Governance Committee. Currently, Mr. Suess serves as the sole member of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews and provides oversight with regard to the Company’s corporate governance related policies and procedures and also recommends nominees to the Board and committees of the Board, develops and recommends to the Board corporate governance principles, and oversees the evaluation of the Board and management. The Nominating and Corporate Governance Committee did not hold a meeting in 2019. The Company intends to appoint additional members to the Nominating and Corporate Governance Committee in 2020.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2019, were timely filed with the exception that one of the directors needs to file a form 3.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Position(s)	Year	Salary($)	Option Awards($)	Total
John D. Maatta (1)	2019	$125,000	2,322	$127,322
CEO and CFO	2018	$125,000	0	$125,000

(1)	Mr. Maatta served as the Company’s Principal Executive Officer and Principal Financial Officer for all of 2018 and 2019 and currently serves in those offices.

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

As additional consideration for entering into the Maatta Employment Agreement, Mr. Maatta received the following:

(i) 5,000 options to purchase shares of the Company’s common stock, such options vesting immediately and expiring May 3, 2021, at an exercise price of $10.00 per share;

(ii) 5,000 options to purchase shares of the Company’s common stock, such options vesting on September 30, 2016 and expiring May 3, 2021, at an exercise price of $10.00 per share;

(iii) 5,000 options to purchase shares of the Company’s common stock, such options vesting on December 31, 2016 and expiring May 3, 2021, at an exercise price of $10.00 per share;

(iv) 5,000 options to purchase shares of the Company’s common stock, such options vesting on March 31, 2017 and expiring May 3, 2021, at an exercise price of $11.00 per share;

(v) 5,000 options to purchase shares of the Company’s common stock, such options vesting on June 30, 2017 and expiring May 3, 2021, at an exercise price of $11.00 per share;

(vi) 5,000 options to purchase shares of the Company’s common stock, such options vesting on September 30, 2017 and expiring May 3, 2021, at an exercise price of $11.00 per share;

(vii) 5,000 options to purchase shares of the Company’s common stock, such options vesting on December 31, 2017 and expiring May 3, 2021, at an exercise price of $12.00 per share;

(viii) 5,000 options to purchase shares of the Company’s common stock, such options vesting on March 31, 2018 and expiring May 3, 2021, at an exercise price of $12.00 per share; and

(ix) 15,000 options to purchase shares of the Company’s common stock, such options vesting upon a Change in Control (as defined in the Maatta Employment Agreement) during the term of the Maatta Employment Agreement, at an exercise price of $10.00 per share.

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

In addition, the Company will grant to Bristol Capital, LLC options to purchase up to an aggregate of 600,000 shares of the Company’s common stock, par value $0.0001 per share, in accordance with the following vesting schedule and at the applicable exercise prices therein:

(i) 3,750 options to purchase shares of the Company’s common stock, such options vesting upon the Effective Date and expiring on December 29, 2021, at an exercise price of $10.00 per share;

(ii) 3,750 options to purchase shares of the Company’s common stock, such options vesting on December 31, 2016 and expiring on December 29, 2021, at an exercise price of $10.00 per share;

(iii) 3,750 options to purchase shares of the Company’s common stock, such options vesting on March 31, 2017 and expiring on December 29, 2021, at an exercise price of $11.00 per share;

(iv) 3,750 options to purchase shares of the Company’s common stock, such options vesting on June 30, 2017 and expiring on December 29, 2021, at an exercise price of $11.00 per share;

(v) 3,750 options to purchase shares of the Company’s common stock, such options vesting on September 30, 2017 and expiring on December 29, 2021, at an exercise price of $11.00 per share;

(vi) 3,750 options to purchase shares of the Company’s common stock, such options vesting on December 31, 2017 and expiring on December 29, 2021, at an exercise price of $12.00 per share;

(vii) 3,750 options to purchase shares of the Company’s common stock, such options vesting on March 31, 2018 and expiring on December 29, 2021, at an exercise price of $12.00 per share; and

(viii) 3,750 options to purchase shares of the Company’s common stock, such options vesting on June 30, 2018 and expiring on December 29, 2021, at an exercise price of $12.00 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
John D. Maatta, CEO and CFO	60,000	-	-	$12.00	5/11/21
Paul L. Kessler, Executive Chairman	45,000	-	-	$12.00	12/29/21

Director Compensation

The non-employee members of the Board (i) for their participation in meetings of the Board and its committees, are compensated $1,000 for in person meeting, and $250 - $500 per telephonic meeting, depending on the length of the telephonic meeting, and (ii) are provided a monthly retainer of $750 per month. During 2019 no cash compensation was paid to the members of the Board of Directors; rather such compensation remained accrued and unpaid. The intention is to issue stock to the Directors in place and stead of cash compensation with regard to the amounts that have been accrued and on a going-forward basis.

On October 16, 2018, the Company granted three members of the Board 15,000 options each to purchase the Company’s common stock with an exercise price of $3.40 per share, a term of 5 years, and a vesting period of 1 year. The options have an aggregated fair value of approximately $98,544 that was calculated using the Black-Scholes option-pricing model. The three directors that were issued the options were Gregory Suess, Michael Breen and Jordan Schur. Directors John D. Maatta and Paul L. Kessler were awarded 20,000 restricted shares of common stock each for Board service.

On September 12, 2019 the Board approved granting each of the three non-employee members of the Board a non-qualified Option to purchase up to fifteen thousand (15,000) shares of the Company’s common stock subject to the terms and conditions of the Plan. The exercise price for the Non-qualified Options is $3.40. The Non-qualified Options are exercisable for period of 5 years from September 12, 2019 vesting from the date of issuance in equal amounts over a period one year at the rate of twelve hundred fifty (1,250) shares per month at the end of such month commencing in the month ended September 30, 2019, and pro-rated for the number of days each non-employee member of the Board serves on the Board during such fiscal quarter.

Director Agreements

The Company is in the process of entering into new agreements with each of its directors. Each such agreement will continue to indemnify each director during the term that such director serves as a member of the Board until six years thereafter. The indemnification will continue to provide each director to the fullest extent permitted under Delaware law for any claims arising out of, or resulting from, among other things, (i) any actual, alleged or suspected act or failure to act as a director or agent of the Company and (ii) any actual, alleged or suspected act or failure to act in respect of any business, transaction, communication, filing, disclosure or other activity of the Company. Further, the director is indemnified for any losses pertaining to such claims, provided, however, that the losses not include expenses incurred by the director in respect of any claim as which such director shall have been adjudged liable to the Company, unless the Delaware Chancery Court rules otherwise.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our authorized capital stock consists of 100,000,000 shares, of which 80,000,000 are for shares of common stock, par value $0.0001 per share, and 20,000,000 are for shares of preferred stock, par value $0.0001 per share. As of March 30, 2020, there were 3,507,121 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth information as of March 30, 2020, with respect to the beneficial ownership of our common stock by (i) each of our officers and directors, (ii) our officers and directors as a group and (iii) each person known by us to beneficially own five percent (5%) or more of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of Wizard World, Inc., 662 N. Sepulveda Blvd., Suite 300, Los Angeles, CA 90049.

Title of Class	Name of Beneficial Owner	Number of Shares		Percent of Class
Common	John D. Maatta, CEO, CFO and Director	80,000	(1)	1.5%
Common	Paul L. Kessler, Executive Chairman	4,388,510	(2)	79.6	%(3)
Common	Greg Suess, Director	39,253	(4)	1.0%
Common	Michael Breen, Director	25,000	(5)	*
Common	Scott D. Kaufman, Director	-		*
Common	All officers and directors as a group (5 persons)	4,532,763		81.1	%(6)

*denotes less than 1%

(1)	Of these shares, 60,000 may be acquired by Mr. Maatta upon the exercise of an option.

(2)	This total includes: (i) 2,575,775 shares owned by Bristol Investment Fund, Ltd., a Cayman Islands exempted company managed by Bristol Capital Advisors, LLC, a Delaware limited liability company, of which Mr. Kessler has voting and dispositive power over the shares beneficially owned, (ii) 24,450 shares owned by Bristol Capital, LLC, a Delaware limited liability company of which Mr. Kessler is the manager and has voting and dispositive power over the shares beneficially owned, (iii) 3,935 shares owned by Paul Kessler IRA Rollover, of which Mr. Kessler has voting and dispositive power over the shares beneficially owned, and (iv) 39,350 shares owned by Bristol Capital Advisors Pension and Profit Sharing, of which Mr. Kessler has voting and dispositive power over the shares beneficially owned. This total includes shares issuable upon exercise of an option for 30,000 shares of common stock, of which approximately 30,000 shares have vested. This total includes shares issuable upon exercise of options for 15,000 shares of common stock, of which approximately 15,000 shares have vested. This total includes shares issuable upon exercise of a Series A warrant for 700,000 shares of common stock, of which approximately 700,000 have vested. This total includes shares issuable upon exercise of a convertible note for 1,000,000 shares of common stock, of which approximately 1,000,000 have vested.
(3)	Percentage calculated assuming all derivative securities held by Mr. Kessler had been exercised.
(4)	Of these shares, 15,000 may be acquired by Mr. Suess upon the exercise of an option.
(5)	Of these shares, 15,000 may be acquired by Mr. Breen upon the exercise of an option.
(6)	Percentage calculated assuming all derivative securities held by officers and directors had been exercised.

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

On May 5, 2014, the Board approved the granting to each of the five non-employee members of the Board on May 9, 2014, a Non-qualified Option to purchase up to fifteen thousand (15,000) shares of the Company’s common stock subject to the terms and conditions of the Plan. The exercise price for the Non-qualified Options is $12.80. The Non-qualified Option is exercisable for period of five (5) years from the date of issuance and such option shall vest in equal amounts over a period of three (3) years at the rate of twelve hundred fifty (1,250) shares per fiscal quarter at the end of such quarter, commencing in the quarter ended June 30, 2014, and pro-rated for the number of days each non-employee member of the Board serves on the Board during such fiscal quarter.

On September 12, 2019 the Board approved granting each of the three non-employee members of the Board a non-qualified Option to purchase up to fifteen thousand (15,000) shares of the Company’s common stock subject to the terms and conditions of the Plan. The exercise price for the Non-qualified Options is $3.40. The Non-qualified Options are exercisable for period of 5 years from September 12, 2019 vesting from the date of issuance in equal amounts over a period one year at the rate of twelve hundred fifty (1,250) shares per month at the end of such month commencing in the month ended September 30, 2019, and pro-rated for the number of days each non-employee member of the Board serves on the Board during such fiscal quarter.

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

On July 15, 2016, in conjunction with the Maatta Employment Agreement, the Company granted to Mr. Maatta 40,000 options to purchase shares of the Company’s common stock, par value $0.0001 per share which shall vest quarterly over the period beginning on July 15, 2016 and ending May 3, 2021, at an exercise price range of $10.00 to $12.00 per share.

On November 8, 2016, in conjunction with the Malinoff Employment Agreement, the Company granted to Mr. Malinoff 30,000 options to purchase shares of the Company’s common stock, par value $0.0001 per share which shall vest quarterly over the period beginning on November 8, 2016 and ending July 14, 2021, at an exercise price range of $10.00 to $12.00 per share. These options issued to Mr. Malinoff have been cancelled.

On December 29, 2016, in conjunction with the Bristol Consulting Agreement, the Company granted to Bristol 30,000 options to purchase shares of the Company’s common stock, par value $0.0001 per share which shall vest quarterly over the period beginning on December 29, 2016 and ending December 29, 2021, at an exercise price range of $10.00 to $12.00 per share.

On January 23, 2019 the Company granted certain of its employees a total of 107,125 options to purchase shares of the Company’s common stock par value $0.0001 per share which shall vest quarterly over a two year period at an exercise price of $0.13 per share.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of Eighteen Thousand Seven Hundred Fifty and No/100 Dollars ($18,750).

In addition, the Company will grant to Bristol options to purchase up to an aggregate of 30,000 shares of the Company’s common stock.

During the year ended December 31, 2019 and 2018, the Company incurred total expenses of $225,000 and $225,000, respectively, for services provided by Bristol.

On November 22, 2018, the Board of Directors of the Company decided to issue 201,982 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. Upon execution of the Sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent. During the year ended December 31, 2018 and 2017, the Company incurred total rent expense of $115,954 and $101,843, respectively, under the Sublease.

Securities Purchase Agreement - 1

Effective December 1, 2016, the Company entered into the Purchase Agreement with Bristol Investment Fund, Ltd. (the “Purchaser”), an entity controlled by the Chairman of the Company’s Board of Directors, pursuant to which the Company sold to the Purchaser, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture, (ii) Series A Warrants, and (iii) Series B Warrants. Pursuant to the Purchase Agreement, the Company paid $25,000 to the Purchaser and issued to the Purchaser 25,000 shares of Common Stock with a grant date fair value of $85,000 to cover the Purchaser’s legal fees. The Company recorded as a debt discount of $25,791 related to the cash paid and the relative fair value of the shares issued to Purchaser for legal fees.

(i) Debenture

The Debenture with an initial principal balance of $2,500,000, due December 30, 2018 (the “Maturity Date”), will accrue interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2017, (ii) on each date the Purchaser converts, in whole or in part, the Debenture into Common Stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Debenture (only as to that principal amount then being redeemed) and on the Maturity Date. The Debenture is convertible into shares of the Company’s Common Stock at any time at the option of the holder, at an initial conversion price of $3.00 per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $3.00 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date.

(ii) Series A Warrants

The Series A Warrants to acquire up to 833,333 shares of Common Stock at the Series A Initial Exercise Price of $3.00 and expiring on December 1, 2021. The Warrants may be exercised immediately upon the issuance date, upon the option of the holder.

(iii) Series B Warrants

The Series B Warrants to acquire up to 833,333 shares of Common Stock at the Series B Initial Exercise Price of $3.00 and expiring on December 1, 2021. The Series B Warrants were exercised immediately upon the issuance date. The Company received gross proceeds of $1,667 upon exercise of the warrants.

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 and $4,999 as of December 31, 2019 and 2018, respectively, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

The note payable was not retired on the due date and remains outstanding as December 31, 2019. The Company continues to accrue interest at the stated rate of 12% per annum. Accrued interest expense as of December 31, 2019 and 2018 was $923,836 and $623,524, respectively.

Securities Purchase Agreement – 2

On December 19, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Barlock 2019 Fund, LP (the “Purchaser”), for the sale of the Company’s securities, comprised of (i) a $2,500,000 convertible debenture, convertible at a price of $2.50 per share, and (ii) warrants to acquire 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. As a condition to Purchaser entering into the Purchase Agreement, the Company entered into a security agreement in favor of the Purchaser, granting a security interest in substantially all of the property of the Company, whether presently owned or existing or hereafter acquired or coming into existence, including but not limited to, its ownership interests in its subsidiaries, to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the debenture. The security interest is on equal footing with certain other creditors of the Company. The Company received $2,500,000 in cash from the offering of the securities but was required to pay out of the closing proceeds, Purchaser’s attorney’s fees in the amount of $25,000.

(i) Debenture

The debenture will accrue interest on the aggregate unconverted and then outstanding principal amount of the debenture at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2020, (ii) on each date the Purchaser converts, in whole or in part, the debenture into Common Stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the debenture. The debenture is convertible into shares of the Company’s Common Stock at any time at the option of the holder, at an initial conversion price of $2.50 per share, provided, however, from and after an event of default, the conversion price shall be equal to the lesser of (i) the then conversion price or (ii) 50% of the average of the three lowest trade prices during the 20 trading days immediately prior to the applicable conversion date. The initial conversion price is subject to adjustments in connection with, among other things, (i) the Company’s issuance of additional shares of Common Stock, or securities convertible into or exercisable for additional shares of Common Stock, at a price lower than the then current Conversion Price, and (ii) future stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting holders of Common Stock. The debenture comes due on December 30, 2021.

(ii) Warrant

The Company also issued to the Purchaser a warrant to purchase up to 300,000 shares of Common Stock at $2.50 per share. The Warrant may be exercised immediately upon the issuance date, upon the option of the holder. The warrant exercise price is subject to adjustments in connection with (i) the Company’s issuance of securities to acquire additional shares of Common Stock at a price lower than the then effective exercise price and (ii) future stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting holders of Common Stock. The warrant expires on December 1, 2024.

The Purchaser is owned and managed by Scott D. Kaufman who was elected to our board of directors on November 4, 2019.

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

As of March 30, 2020, the Board determined that the following directors are independent under these standards:

Greg Suess, Michael Breen and Scott D. Kaufman.

Item 14. Principal Accounting Fees and Services

Audit Fees

(a) The Company’s independent registered public accounting firm, MaughanSullivan LLC (“Maughan”), was engaged on December 17, 2017. The aggregate fees billed by Maughan for the audit of the Company’s financial statements for the fiscal year ended December 31, 2018 was $20,500. The aggregate fees billed by Maughan for the audit of the Company’s financial statements for the fiscal year ended December 31, 2019 was $22,000.

Audit Related Fees

(b) Maughan billed the Company for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2019 and 2018, $12,000 and $20,500, respectively.

Tax Fees

(c) The aggregate fees by Maughan for tax compliance, advice and planning was $6,200 for the fiscal and tax year ended December 31, 2018. No fees were billed in the year ended December 31, 2019.

All Other Fees

(d) Maughan did not bill the Company for assurance related services other than the foregoing during the fiscal years ended December 31, 2019 and 2018.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).
3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).

3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).
3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).
3.10	First Amendment to the Bylaws of Wizard World, Inc. (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2016).
3.11	Certificate of Amendment of Certificate of Incorporation
10.1	Form of Securities Purchase Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2019)
10.2	Form of 12% Senior Secured Convertible Debenture (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 23, 2019)
10.3	Form of Warrant (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 23, 2019)
10.4	Form of Security Agreement (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 23, 2019)
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99	Revised Report of Registered Independent Public Accounting Firm
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

Item 16. Form 10–K Summary.

The Company has elected not to include a summary of the Form 10-K.

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wizard Entertainment, Inc.
(Registrant)

Dated: March 30, 2020	By:	/s/ John D. Maatta
John D. Maatta
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John D. Maatta
Dated: March 30, 2020	John D. Maatta
Chief Executive Officer, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Director

/s/ Paul L. Kessler
Dated: March 30, 2020	Paul L. Kessler
Executive Chairman and Director

/s/ Greg Suess
Dated: March 30, 2020	Greg Suess
Director

/s/ Michael Breen
Dated: March 30, 2020	Michael Breen
Director

/s/ Scott D. Kaufman
Dated: March 30, 2020	Scott D. Kaufman
Director

Wizard Entertainment, Inc.

December 31, 2019

maughansullivanllc

A CERTIFIED PUBLIC ACCOUNTING FIRM

PCAOB REGISTERED

www.maughansullivanllc.com

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Wizard Entertainment, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wizard Entertainment, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaughanSullivan LLC

We have served as the Company’s auditor since 2017.

Manchester, VT

March 30, 2020

3556 Main Street	2732 E Water Vista Way	701 Brickell Ave., Ste. 1550	48 Wall Street, 11th Floor
Manchester, VT 05254	Sandy, UT 84093	Miami, FL 33131	New York, NY 10005
802.768.8521	801-910.4221	305.728.5183 t	305.728.5183 t
linda@maughansullivanllc.com	heber@maughansullivanllc.com	305.728.5288 f	305.728.5288 f

Wizard Entertainment, Inc.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

Assets

Current Assets
Cash and cash equivalents	$2,777,654	$1,014,671
Accounts receivable, net	113	124,395
Inventory	-	-
Prepaid convention expenses	342,283	762,110
Prepaid expenses	97,872	136,317
Deferred offering costs	-	79,467
Total Current Assets	3,217,922	2,116,960

Property and equipment, net	58,104	99,788

Operating lease right of use asset, net	170,696	-

Security deposits	9,408	9,408

Total Assets	$3,456,130	$2,226,156

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,317,972	$2,710,989
Unearned revenue	1,568,242	1,710,722
Operating lease liability	93,324	-
Convertible promissory note – related party, net	2,500,000	2,495,001
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	7,703,779	7,140,953

Operating lease liability, net	79,816	-
Convertible debenture, net	1,929,264	-
Total Liabilities	9,712,859	7,140,953

Commitments and contingencies

Stockholders’ Deficit
Preferred stock par value $0.0001: 20,000,000 shares authorized; 288,448 and 288,448 shares issued and outstanding, respectively	29	29
Preferred stock par value $0.0001: 50,000 shares designated Series A cumulative, no shares outstanding, respectively	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 3,506,752 and 3,506,752 shares issued and outstanding, respectively	351	351
Additional paid-in capital	21,854,134	21,034,211
Accumulated deficit	(28,098,745)	(25,936,890)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(6,256,729)	(4,914,797)

Total Liabilities and Stockholders’ Deficit	$3,456,130	$2,226,156

See accompanying notes to the consolidated financial statements

Wizard Entertainment, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2019	December 31, 2018

Convention revenues	$10,578,316	$13,901,603

Cost of revenues	9,673,685	11,278,066

Gross margin	904,631	2,623,537

Operating expenses
Compensation	1,401,625	1,991,648
Consulting fees	470,063	441,751
General and administrative	890,349	1,131,153

Total operating expenses	2,762,037	3,564,552

Loss from operations	(1,857,406)	(941,015)

Other expenses
Interest expense	(304,449)	(1,677,404)
Gain on disposal of equipment	-	3,000

Total other expenses	(304,449)	(1,674,404)

Loss before income tax provision	(2,161,855)	(2,615,419)

Income tax provision	-	-

Net loss	(2,161,855)	(2,615,419)

Net loss attributable to non-controlling interests	-	-

Net loss attributable to common stockholders	$(2,161,855)	$(2,615,419)

Loss per share - basic	$(0.62)	$(0.76)

Loss per share - diluted	$(0.62)	$(0.76)

Weighted average common shares outstanding – basic	3,506,752	3,443,409

Weighted average common shares outstanding – diluted	3,506,752	3,443,409

See accompanying notes to the consolidated financial statements

Wizard Entertainment, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance – January 1, 2018	-	$-	3,426,752	$343	$19,967,405	$(23,321,471)	$(12,498)	$(3,366,221)

Share-based compensation	-	-	80,000	8	357,253	-	-	357,261

Issuance of preferred stock for settlement of accrued liabilities	288,448	29	-	-	709,553	-	-	709,582

Net loss	-	-	-	-	-	(2,615,419)	-	(2,615,419)

Balance - December 31, 2018	288,448	29	3,506,752	351	21,034,211	(25,936,890)	(12,498)	(4,914,797)

Share-based compensation	-	-	-	-	274,587	-	-	274,587

Warrants issued as debt discount	-	-	-	-	545,336	-	-	545,336

Net loss	-	-	-	-	-	(2,161,855)	-	(2,161,855)

Balance - December 31, 2018	288,448	$29	3,506,752	$351	$21,854,134	$(28,098,745)	$(12,498)	$(6,256,729)

See accompanying notes to the consolidated financial statements

Wizard Entertainment, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2019		December 31, 2018

Cash Flows From Operating Activities:
Net loss		$(2,161,855)	$(2,615,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		47,698	80,036
Gain on disposal of equipment		-	(3,000)
Accretion of debt discount		4,999	1,378,022
Right-of-use asset amortization		2,444	-
Share-based compensation		274,587	357,261
Changes in operating assets and liabilities:
Accounts receivable		124,282	211,635
Inventory		-	1,204
Prepaid convention expenses		419,827	(300,124)
Prepaid expenses		117,912	60,191
Accounts payable and accrued expenses		606,983	540,986
Unearned revenue		(142,480)	(454,250)

Net Cash Used In Operating Activities		(705,603)	(743,458)

Cash Flows from Investing Activities:
Purchase of property and equipment		(6,014)	(11,421)

Net Cash Used In Investing Activities		(6,014)	(11,421)

Cash Flows from Investing Activities:
Proceeds from issuance of convertible debentures and warrants		2,500,000	-
Payment of debt issuance costs		(25,400)	-

Net Cash Used In Financing Activities		2,474,600	-

Net change in cash and cash equivalents		1,762,983	(754,879)

Cash and cash equivalents at beginning of reporting period		1,014,671	1,769,550

Cash and cash equivalents at end of reporting period		$2,777,654	1,014,671

Supplemental disclosures of cash flow information:
Interest paid	$		$-
Income tax paid	$		$-

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations		$252,980	$-
Warrants issued for debt discount recorded on convertible debt		$545,336	$-
Deferred offering costs in accounts payable		$-	$79,467
Issuance of preferred stock for settlement of accrued liabilities		$-	$709,582

See accompanying notes to the consolidated financial statements

Wizard Entertainment, Inc.

December 31, 2019

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

ButtaFyngas LLC

On April 10, 2015, the Company and an unrelated third party formed ButtaFyngas, LLC (“ButtaFyngas”) under the laws of the State of Delaware. The Company and the unrelated party each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. The Company consolidates its 50% equity interest and reports the remaining 50% equity interest owned by the third party as the non-controlling interest in ButtaFyngas, which had no operating activity for the years ended December 31, 2019 and 2018, respectively.

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a loss from operations of $1,857,406 and $941,015 for the years ended December 31, 2019 and 2018, respectively. On December 31, 2019, we had cash and cash equivalents of $2,777,654 and a working capital deficit of $4,485,857. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through March 2020. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017, together with the initiation of virtual activities and e-commerce, will guide the Company in a positive direction as we continue to strive to attain profitability.

However, at present because of the uncertainties concerning the course and scope of the current situation with the Covid-19 virus it is currently unclear how many live events will actually be produced by the Company in 2020. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020. At this point, the Company has not cancelled or postponed any of the shows that it has scheduled for 2020. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event will be an interactive fan experience which will take place in March 31, 2020. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard Vault” as a site for consumers to purchase pop-culture collectables.

As disclosed in “Securities Purchase Agreement II”, On December 19, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Barlock 2019 Fund, LP (the “Purchaser”), for the sale of the Company’s securities, comprised of (i) a $2,500,000 convertible debenture, convertible at a price of $2.50 per share, and (ii) warrants to acquire 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. As a condition to Purchaser entering into the Purchase Agreement, the Company entered into a security agreement in favor of the Purchaser, granting a security interest in substantially all of the property of the Company, whether presently owned or existing or hereafter acquired or coming into existence, including but not limited to, its ownership interests in its subsidiaries, to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the debenture. The security interest is on equal footing with certain other creditors of the Company. The Company received $2,500,000 in cash from the offering of the securities but was required to pay out of the closing proceeds, Purchaser’s attorney’s fees in the amount of $25,000. The Company has agreed with the Purchaser that the funds received will be restricted and utilized only for M&A opportunities, new business ventures, brand extensions and the creation of new vertical opportunities by the Company.

In addition to its cost containment strategies, the Company identified opportunities to rapidly move into the areas of (i) retailing collectables, (ii) providing virtual opportunities to fans to interact with celebrities, (iii) creating live and virtual events and conferences focused on new subject matter and affinities, and (iv) engaging in M&A opportunities. The company intends to initiate these activities in 2020.

Additionally, if necessary, management believes that both related parties (management and members of the Board of Directors of the Company) and potential external sources of debt and/or equity financing may be obtained based on management’s history of being able to raise capital from both internal and external sources coupled with current favorable market conditions, It is understood however, that although there is a recent history of related-parties providing a source of financing, there is no absolute certainty that any such related-party financing can be obtained on a going-forward basis. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

As of December 31, 2019 and 2018, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $0 and $0, respectively.

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

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the years ended December 31, 2019 and 2018, the Company recognized $0 losses from this venture, respectively.

As of December 31, 2019 and 2018, the investment in CONtv was $0.

As of December 31, 2019 and 2018, the amount due to CONtv was $224,241.

Fair Value of Measurements

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2019 contained a significant financing component.

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

Shipping and handling costs were $0 and $0 for the years ended December 31, 2019 and 2018, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company is no longer subject to tax examinations by tax authorities for years prior to 2016.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Convertible note	833,33	833,333
Common stock options	226,000	172,250
Common stock warrants	1,133,333	833,333

Total contingent shares issuance arrangement, stock options or warrants	2,192,666	1,838,916

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

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet in the amount of $252,980 related to the operating lease for office space. Results for the year ended December 31, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

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

Refer to Note 8. Operating Leases for additional disclosures required by ASC 842.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”)”. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statement presentation or disclosures.

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

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2019	December 31, 2018
Computer Equipment	$48,128	$43,087
Equipment	474,068	469,348
Furniture and Fixtures	62,321	62,321
Leasehold Improvements	22,495	22,495
	607,013	597,251
Less: Accumulated depreciation	(548,909)	(497,463)
	$58,104	$99,788

Depreciation expense was $47,698 and $80,036 for the year ended December 31, 2019 and 2018, respectively.

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

During the years ended December 31, 2019 and 2018, the Company incurred expenses of $225,000 and $225,000, respectively, for services provided by Bristol. On November 22, 2018, the Board of Directors of the Company decided to issue 210,982 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. At December 31, 2019 and 2018, the Company accrued $125,154 and $0, respectively, of net monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the years ended December 31, 2019 and 2018, the Company paid lease obligations $115,954 and $101,843, respectively, under the Sublease. See Note 7.

Loan from officer

During the year ended December 31, 2019, the CEO made a non-interest bearing loan to the Company of $100,000. The outstanding balance under the loan payable at December 31, 3019 was $100,000 and was included in accrued liabilities on the consolidated balance sheet.

Securities Purchase Agreement

Effective December 1, 2016, the Company entered into the Purchase Agreement with Bristol Investment Fund, Ltd. (the “Purchaser”), an entity controlled by the Chairman of the Company’s Board of Directors, pursuant to which the Company sold to the Purchaser, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture, (ii) Series A Warrants, and (iii) Series B Warrants. Pursuant to the Purchase Agreement, the Company paid $25,000 to the Purchaser and issued to the Purchaser 25,000 shares of Common Stock with a grant date fair value of $85,000 to cover the Purchaser’s legal fees. The Company recorded as a debt discount of $25,791 related to the cash paid and the relative fair value of the shares issued to Purchaser for legal fees.

(i) Debenture

The Debenture with an initial principal balance of $2,500,000, due December 30, 2018 (the “Maturity Date”), will accrue interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2017, (ii) on each date the Purchaser converts, in whole or in part, the Debenture into Common Stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Debenture (only as to that principal amount then being redeemed) and on the Maturity Date. The Debenture is convertible into shares of the Company’s Common Stock at any time at the option of the holder, at an initial conversion price of $3.00 (as converted) per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $3.00 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date.

(ii) Series A Warrants

The Series A Warrants to acquire up to 833,333 shares of Common Stock at the Series A Initial Exercise Price of $3.00 and expiring on December 1, 2021. The Warrants may be exercised immediately upon the issuance date, upon the option of the holder.

(iii) Series B Warrants

The Series B Warrants to acquire up to 833,333 shares of Common Stock at the Series B Initial Exercise Price of $.0001 and expiring on December 1, 2021. The Series B Warrants were exercised immediately upon the issuance date. The Company received gross proceeds of $1,667 upon exercise of the warrants.

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 and $4,999 as of December 31, 2019 and 2018, respectively, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the years ended December 31, 2019 and 2018, the Company recognized $0 losses from this venture, respectively.

As of December 31, 2019 and 2018, the investment in CONtv was $0.

As of December 31, 2019 and 2018, the amount due to CONtv was $224,241.

Note 6 – Convertible Debenture

Securities Purchase Agreement

Effective December 19, 2019, the Company entered into the Purchase Agreement with a Purchaser, pursuant to which the Company sold to the Purchaser, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture and (ii) Series A Warrants. Pursuant to the Purchase Agreement, the Company paid $25,400 to the Purchaser to cover the Purchaser’s legal fees. The Company recorded as a debt discount of $25,400 related to the cash paid and the relative fair value of the shares issued to Purchaser for legal fees.

(i) Debenture

The Debenture with an initial principal balance of $2,500,000, due December 30, 2021 (the “Maturity Date”), will accrue interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2020, (ii) on each date the Purchaser converts, in whole or in part, the Debenture into Common Stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Debenture (only as to that principal amount then being redeemed) and on the Maturity Date. The Debenture is convertible into shares of the Company’s Common Stock at any time at the option of the holder, at an initial conversion price of $2.50 (as converted) per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $2.50 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date.

(ii) Warrants

The Series A Warrants to acquire up to 300,000 shares of Common Stock at the Series A Initial Exercise Price of $2.50 and expiring on December 1, 2024. The Warrants may be exercised immediately upon the issuance date, upon the option of the holder.

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations.

Note 7 – Commitments and Contingencies

Employment Agreements

Appointment of President and Chief Executive Officer

On April 22, 2016, the Board approved the appointment of Mr. John D. Maatta as the Company’s President and Chief Executive Officer, effective as of May 3, 2016. Mr. Maatta will continue to serve as a member of the Board. In addition, the Board granted Mr. Maatta options to purchase up to an aggregate of 55,000 shares of the Company’s common stock, subject to the terms and conditions of the Third Amended and Restated 2011 Stock Incentive and Award Plan, which were fully vested as of December 31, 2018. Mr. Maatta formally entered into his Employment Agreement with the Company on July 17, 2016. Effective January 1, 2018, Mr. Maatta has elected to receive 50% of the compensation provided for his employment contract and is currently receiving $125,000 per year with the remainder of the balance deferred which amount is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. On November 22, 2018, the Board of Directors of the Company decided to issue 86,466 shares of Preferred stock for settlement of the deferred compensation due to Mr. Maatta totaling $212,707. Deferred compensation for Mr. Maatta accrued as of December 31, 2019 and 2018 was $186,885 and $48,680, respectively. Mr. Maatta made a non-interest bearing loan to the Company during the year ended December 31, 2019 of $100,000, which was included in accrued liabilities on the consolidated balance sheet.

On January 23, 2019, the Company granted options to purchase an additional 20,000 shares of the Company’s common stock. The options were with an exercise price of $2.60 (as converted) per share, a term of 5 years, and immediate vesting. The options have an aggregated fair value of approximately $46,431 that was calculated using the Black-Scholes option-pricing model based on the assumptions below in Note 8.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of $18,750. For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. On November 22, 2018, the Board of Directors of the Company decided to issue 201,982 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. At December 31, 2019 and 2018, the Company accrued $125,154 and $0, respectively, of net monthly fees due to Bristol.

In addition, the Company granted to Bristol options to purchase up to an aggregate of 30,000 shares of the Company’s common stock. On January 23, 2019, the Company granted options to purchase an additional 300,000 shares of the Company’s common stock. The options were with an exercise price of $2.60 (as converted) per share, a term of 5 years, and immediate vesting. The options have an aggregated fair value of approximately $34,823 that was calculated using the Black-Scholes option-pricing model based on the assumptions below in Note 8.

Legal proceedings

The Company is from time to time involved in legal proceedings in the ordinary course of business. It is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations.

Note 8 – Operating Leases

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the years ended December 31, 2019 and 2018, the Company paid lease obligations of $115,954 and $101,843, respectively, under the Sublease.

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

The components of lease expense were as follows:

Year Ended December 31, 2019
Operating lease	115,954
Sublease income	(37,807)
Total net lease cost	$78,147

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(104,899)

ROU assets obtained in exchange for lease liabilities:
Operating leases	$252,980

Weighted average remaining lease term (in years):
Operating leases	1.67

Weighted average discount rate:
Operating leases	12%

The following table presents the maturity of the Company’s lease liabilities as of December 31, 2019:

Fiscal year ending December 31:
2020	$108,046
2021	83,054
2022	-
191,100
Less: Imputed interest	(17,960)
Present value	$173,140

Note 9 – Stockholders’ Equity (Deficit)

Reverse Stock Split

Following the board of directors approval, the Company filed a Certificate of Change to its Articles of Incorporation (the “Amendment”), with the Secretary of State of the State of Delaware to effectuate a one-for-twenty (1:20) reverse stock split (the “Reverse Stock Split”) of for all classes of its stock, par value $0.0001 per share, without any change to its par value. The Amendment became effective on January 23, 2020. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse splits.

The Company’s authorized capital stock consists of 105,000,000 shares, of which 100,000,000 are for shares of common stock, par value $0.0001 per share, and 5,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 3,500 have been designated as Series A Cumulative Convertible Preferred Stock (“Series A”).

On November 22, 2018, the Board of Directors of the Company decided to issue 288,448 shares of Preferred stock for settlement of the outstanding liabilities due to Bristol and Mr. Maatta totaling $709,506.

As of December 31, 2019 and 2018, there were 288,448 shares of preferred stock issued and outstanding and 0 shares of Series A, respectively.

As of December 31, 2019 and 2018, there were 3,506,752 and 3,506,752 shares of common stock issued and outstanding, respectively. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

Equity Incentive Plan

On May 9, 2011, the Board approved, authorized and adopted (subject to stockholder approval) the 2011 Incentive Stock and Award Plan (the “Plan”). The Plan was amended on September 14, 2011, April 11, 2012, July 9, 2012 and September 25, 2014. The Plan provides for the issuance of up to 750,000 shares of common stock, par value $.0001 per share, of the Company through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options”) and together with the Non-qualified Options, the (“Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

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

On October 16, 2018, the Company granted the members of the Board 80,000 restricted shares of the Company’s common stock with an exercise price of $3.40 (as converted) per share with an aggregate fair value of approximately $272,000 and vested immediately. The Company recognized an aggregate of $0 and $272,000 in compensation expense during the year ended December 31, 2019 and 2018, respectively, related to restricted stock.

Stock Options

Each Option shall contain the following material terms:

(i)	the exercise price, which shall be determined by the Committee at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the common stock is listed or quoted, as applicable) of the common stock of the Company, provided that if the recipient of the Option owns more than ten percent (10%) of the total combined voting power of the Company, the exercise price shall be at least 110% of the Fair Market Value;

(ii)	the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than five (5) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

(iii)	subject to acceleration in the event of a Change of Control of the Company (as further described in the Plan), the period during which the Options vest shall be designated by the Committee or, in the absence of any Option vesting periods designated by the Committee at the time of grant, shall vest and become exercisable in equal amounts on each fiscal quarter of the Company through the four (4) year anniversary of the date on which the Option was granted;

(iv)	no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient; and

(v)	with respect to Incentive Options, the aggregate Fair Market Value of common stock exercisable for the first time during any calendar year shall not exceed $100,000.

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
		(as converted)
Outstanding – January 1, 2018	202,150	$11.60
Exercisable – January 1, 2018	166,400	$11.40
Granted	45,000	$3.40
Exercised	-	$-
Forfeited/Cancelled	(29,900)	$-
Outstanding – December 31, 2018	217,250	$10.40
Exercisable – December 31, 2018	174,625	$11.80
Granted	107,125	$2.60
Exercised	-	$-
Forfeited/Cancelled	(98,375)	$-
Outstanding – December 31, 2019	226,000	$5.40
Exercisable – December 31, 2019	171,083	$2.62

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.60 – 18.80	226,000	3.20 years	$5.40	171,083	$2.62

At December 31, 2019, the total intrinsic value of options outstanding and exercisable was $0.

On January 23, 2019, the Company granted options to employees and consultants to purchase 72,125 shares of the Company’s common stock. The options were with an exercise price of $2.60 (as converted) per share, a term of 5 years, and 2-year vesting. The warrants have an aggregated fair value of approximately $167,440 that was calculated using the Black-Scholes option-pricing model based on the assumptions below as of the grant date.

December 31, 2019
Risk-free interest rate	2.58%
Expected life of grants	3.5 years
Expected volatility of underlying stock	169.88%
Dividends	0%

The estimated option life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award.

On October 16, 2018, the Company granted three members of the Board 45,000 options to purchase the Company’s common stock with an exercise price of $3.40 (as converted) per share, a term of 5 years, and a vesting period of 1 year. The options have an aggregated fair value of approximately $98,544 that was calculated using the Black-Scholes option-pricing model based on the assumptions below as of the grant date.

December 31, 2018
Risk-free interest rate	2.95%
Expected life of grants	3.0 years
Expected volatility of underlying stock	114.83%
Dividends	0%

During the years ended December 31, 2019 and 2018, the Company recorded total stock-based compensation expense related to options of approximately $274,587 and $85,260, respectively. The unrecognized compensation expense at December 31, 2019 was approximately $92,400.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
		(as converted)
Outstanding – January 1, 2018	833,333	$3.00
Exercisable – January 1, 2018	833,333	$3.00
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2018	833,333	$3.00
Exercisable – December 31, 2018	833,333	$3.00
Granted	300,000	$3.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2019	1,133,333	$2.80
Exercisable – December 31, 2019	1,133,333	$2.80

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.60 – 3.00	1,133,333	2.72 years	$2.80	1,133,333	$2.80

At December 31, 2019, the total intrinsic value of warrants outstanding and exercisable was $0.

The following table summarizes the range of assumptions the Company utilized to estimate the fair value of the warrants issued during the year ended December 31, 2019. There were no new warrants granted during the year ended December 31, 2018.

December 31, 2019
Risk-free interest rate	1.71%
Expected life of grants	5.0 years
Expected volatility of underlying stock	154.71%
Dividends	0%

Note 10 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2019 and 2018, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

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

At December 31, 2019, the Company has available for U.S. federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $15.5 million that may be used to offset future taxable income through the fiscal year ending December 31, 2036. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $3.2 million was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $3.2 million.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $397,000 and $764,000 for the years ended December 31, 2019 and 2018, respectively.

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

No material interest or penalties on unpaid tax were recorded during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

Components of deferred tax assets are as follows:

	December 31, 2019	December 31, 2018
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$3,244,057	$2,846,681
Less valuation allowance	(3,244,057)	(2,846,681)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Federal statutory income tax rate	21.0%	21.0%

Change in valuation allowance on net operating loss carry-forwards	(21.0)%	(21.0)%

Effective income tax rate	0.0%	0.0%

Note 12 – Subsequent Events

As disclosed in Note 9, Following the board of directors approval, the Company filed a Certificate of Change to its Articles of Incorporation (the “Amendment”), with the Secretary of State of the State of Delaware to effectuate a one-for-twenty (1:20) reverse stock split (the “Reverse Stock Split”) of for all classes of its stock, par value $0.0001 per share, without any change to its par value. The Amendment became effective on January 23, 2020. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share.

All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse splits.

The Company’s authorized capital stock consists of 105,000,000 shares, of which 100,000,000 are for shares of common stock, par value $0.0001 per share, and 5,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 3,500 have been designated as Series A Cumulative Convertible Preferred Stock (“Series A”).

In correlation with the Amendment with the Secretary of State of the State of Delaware the Company has commenced the procedures to convert the preferred stock exchanged for liabilities owed to two officers and Board members to Series A Cumulative Convertible Preferred Stock.

In December 2019, a novel strain of coronavirus, COVID-19, surfaced in Wuhan, China. This virus continues to spread around the world, resulting in business and social disruption.  The coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020.  The operations and business results of the company could be materially adversely affected. The extent to which the coronavirus may impact business activity or results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others.

