Form 10-Q
period 2020-03-31
WIZARD ENTERTAINMENT, INC.
filed 2020-05-15
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-33383

WIZARD ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

662 N. Sepulveda Blvd., Suite 300

Los Angeles, CA 90049

(Address of principal executive offices)

(310) 648-8410

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2020, there were 3,506,752 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard Entertainment, Inc.

March 31, 2020

Wizard Entertainment, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,400,196	$2,777,654
Accounts receivable, net	40,965	113
Prepaid convention expenses	-	342,283
Prepaid expenses	91,022	97,872
Total Current Assets	2,532,183	3,217,922

Property and equipment, net	50,829	58,104

Operating lease right of use asset, net	148,497	170,696

Security deposits	9,408	9,408

Total Assets	$2,740,917	$3,456,130

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,686,850	$3,317,972
Unearned revenue	660,929	1,568,242
Operating lease liability	96,966	93,324
Convertible promissory note – related party, net	2,500,000	2,500,000
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	7,168,986	7,703,779

Operating lease liability, net	54,272	79,816
Convertible debenture, net	1,936,831	1,929,264
Total Liabilities	9,160,089	9,712,859

Commitments and contingencies

Stockholders’ Deficit
Preferred stock par value $0.0001: 20,000,000 shares authorized; 288,448 and 288,448 shares issued and outstanding, respectively	29	29
Preferred stock par value $0.0001: 50,000 shares designated Series A cumulative, no shares outstanding, respectively	-	-
Common stock par value $0.0001: 80,000,000 shares authorized; 3,506,752 and 3,506,752 shares issued and outstanding, respectively	351	351
Additional paid-in capital	21,875,305	21,854,134
Accumulated deficit	(28,282,359)	(28,098,745)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(6,419,172)	(6,256,729)

Total Liabilities and Stockholders’ Deficit	$2,740,917	$3,456,130

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Convention revenues	$2,602,419	$3,549,983

Cost of revenues	2,024,282	2,957,839

Gross margin	578,137	592,144

Operating expenses
Compensation	256,721	456,286
Consulting fees	117,807	102,451
General and administrative	230,882	176,677

Total operating expenses	605,410	735,414

Loss from operations	(27,273)	(143,270)

Other expenses
Interest expense	(156,341)	(79,827)
Total other expenses	(156,341)	(79,827)

Loss before income tax provision	(183,614)	(223,097)

Income tax provision	-	-

Net loss	(183,614)	(223,097)

Net loss attributable to non-controlling interests	-	-

Net loss attributable to common stockholders	$(183,614)	$(223,097)

Loss per share - basic	$(0.05)	$(0.06)

Loss per share - diluted	$(0.05)	$(0.06)

Weighted average common shares outstanding – basic	3,506,752	3,506,752

Weighted average common shares outstanding – diluted	3,506,752	3,506,752

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Three Months Ended March 31, 2020

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2019	288,448	$29	3,506,752	$351	$21,854,134	$(28,098,745)	$(12,498)	$(6,256,729)

Share-based compensation	-	-	-	-	21,171	-	-	21,171

Net loss	-	-	-	-	-	(183,614)	-	(183,614)

Balance - March 31, 2020	288,448	$29	3,506,752	$351	$21,875,305	$(28,282,359)	$(12,498)	$(6,419,172)

For the Three Months Ended March 31, 2019

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2018	288,448	$29	3,506,752	$351	$21,034,211	$(25,936,890)	$(12,498)	$(4,914,797)

Share-based compensation	-	-	-	-	131,928	-	-	131,928

Net loss	-	-	-	-	-	(223,097)	-	(223,097)

Balance - March 31, 2019	288,448	$29	3,506,752	$351	$21,158,927	$(26,159,987)	$(12,498)	$(5,005,966)

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Cash Flows From Operating Activities:
Net loss	$(183,614)	$(223,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,940	12,003
Accretion of debt discount	7,567	4,999
Right-of-use asset amortization	297	1,073
Share-based compensation	21,171	131,928
Changes in operating assets and liabilities:
Accounts receivable	(40,852)	(56,972)
Prepaid convention expenses	342,283	303,349
Prepaid expenses	6,850	32,263
Accounts payable and accrued expenses	368,878	(222,236)
Unearned revenue	(907,313)	(40,567)

Net Cash Used In Operating Activities	(376,793)	(57,257)

Cash Flows from Investing Activities:
Purchase of property and equipment	(665)	(6,149)

Net Cash Used In Investing Activities	(665)	(6,149)

Net change in cash and cash equivalents	(377,458)	(63,406)

Cash and cash equivalents at beginning of reporting period	2,777,654	1,014,671

Cash and cash equivalents at end of reporting period	$2,400,196	951,265

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$-	$252,980

See accompanying notes to the condensed consolidated financial statements

Wizard Entertainment, Inc.

March 31, 2020

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

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a loss from operations of $183,614 and $223,097 for the three months ended March 31, 2020 and 2019, respectively. On March 31, 2020, we had cash and cash equivalents of approximately $2.4 million and a working capital deficit of approximately $4.6 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through May 2021. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017, together with the initiation of virtual activities and e-commerce, will guide the Company in a positive direction as we continue to strive to attain profitability.

However, at present because of the uncertainties concerning the course and scope of the current situation with the Covid-19 virus it is currently unclear how many live events will actually be produced by the Company in 2020. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020. At this point, the Company has postponed two of the shows that it has scheduled for 2020. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard Vault” as a site for consumers to purchase pop-culture collectables.

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

In addition to its cost containment strategies, the Company identified opportunities to rapidly move into the areas of (i) retailing collectables, (ii) providing virtual opportunities to fans to interact with celebrities, (iii) creating live and virtual events and conferences focused on new subject matter and affinities, and (iv) engaging in M&A opportunities. The company initiated these activities in 2020.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020.

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

As of March 31, 2020 and December 31, 2019, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of March 31, 2020 and December 31, 2019, the allowance for doubtful accounts was $0 and $0, respectively.

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

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the condensed consolidated statements of operations.

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

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the three months ended March 31, 2020 and 2019, the Company recognized $0 losses from this venture, respectively.

As of March 31, 2020 and December 31, 2019, the investment in CONtv was $0.

As of March 31, 2020 and December 31, 2019, the amount due to CONtv was $224,241.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2020 contained a significant financing component.

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

Shipping and handling costs were $0 and $0 for the three months ended March 31, 2020 and 2019, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company is no longer subject to tax examinations by tax authorities for years prior to 2017.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Convertible note	833,333	833,333
Common stock options	226,000	324,375
Common stock warrants	1,133,333	833,333

Total contingent shares issuance arrangement, stock options or warrants	2,192,666	1,991,041

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Adopted Accounting Guidance

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of ASU 2018-16 did not have a material impact on the Company’s financial statement presentation or disclosures.

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The adoption of ASU 2018-13 did not have a material impact on the Company’s financial statement presentation or disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial statements

In December 2019, the FASB issued ASU 2019-12, Income Taxes(Topic 740): “Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2020	December 31, 2018
Computer Equipment	$30,326	$48,128
Equipment	474,068	474,068
Furniture and Fixtures	63,925	62,321
Leasehold Improvements	22,495	22,495
	590,814	607,012
Less: Accumulated depreciation	(539,985)	(548,908)
	$50,829	$58,104

Depreciation expense was $7,940 and $12,003 for the three months ended March 31, 2020 and 2019, respectively.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of Eighteen Thousand Seven Hundred Fifty and No/100 Dollars ($18,750). This agreement has been amended so that the monthly fee owed to Bristol may now, at the option of the Company, be paid in preferred stock.

In addition, the Company granted to Bristol options to purchase up to an aggregate of 30,000 shares of the Company’s common stock.

During the three months ended March 31, 2020 and 2019, the Company incurred expenses of approximately $56,000, for each period for services provided by Bristol. On November 22, 2018, the Board of Directors of the Company decided to issue 210,982 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. At March 31, 2020 and December 31, 2019, the Company accrued $166,962 and $125,154, respectively, of net monthly fees due to Bristol.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the three months ended March 31, 2020 and 2019, the Company paid lease obligations $23,812 and $25,837, respectively, under the Sublease. See Note 8.

Loan from officer

During the year ended December 31, 2019, the CEO made a non-interest bearing loan to the Company of $100,000. The outstanding balance under the loan payable at March 31, 2020 and December 31, 3019 was $100,000, for each period, and was included in accrued liabilities on the condensed consolidated balance sheet.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $0 as of March 31, 2020 and December 31, 2019, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the three months ended March 31, 2020 and 2019, the Company recognized $0 losses from this venture, respectively.

As of March 31, 2020 and December 31, 2019, the investment in CONtv was $0.

As of March 31, 2020 and December 31, 2019, the amount due to CONtv was $224,241.

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

(i) Debenture

The Debenture with an initial principal balance of $2,500,000, due December 30, 2021 (the “Maturity Date”), will accrue interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2020, (ii) on each date the Purchaser converts, in whole or in part, the Debenture into Common Stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Debenture (only as to that principal amount then being redeemed) and on the Maturity Date. The Debenture is convertible into shares of the Company’s Common Stock at any time at the option of the holder, at an initial conversion price of $2.50 (as converted) per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $2.50 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date. Subsequent to March 31, 2020, the Purchaser agreed to extend the debenture a year as well as forbear any collection on the note up to December 30, 2022.

(ii) Warrants

The Series A Warrants to acquire up to 300,000 shares of Common Stock at the Series A Initial Exercise Price of $2.50 and expiring on December 1, 2024. The Warrants may be exercised immediately upon the issuance date, upon the option of the holder.

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $563,169 and $0 as of March 31, 2020 and December 31, 2019, respectively, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

Note 7 – Commitments and Contingencies

Employment Agreements

Appointment of President and Chief Executive Officer

On April 22, 2016, the Board approved the appointment of Mr. John D. Maatta as the Company’s President and Chief Executive Officer, effective as of May 3, 2016. Mr. Maatta will continue to serve as a member of the Board. In addition, the Board granted Mr. Maatta options to purchase up to an aggregate of 55,000 shares of the Company’s common stock, subject to the terms and conditions of the Third Amended and Restated 2011 Stock Incentive and Award Plan, which were fully vested as of December 31, 2018. Mr. Maatta formally entered into his Employment Agreement with the Company on July 17, 2016. Effective January 1, 2018, Mr. Maatta has elected to receive 50% of the compensation provided for his employment contract and is currently receiving $125,000 per year with the remainder of the balance deferred which amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. On November 22, 2018, the Board of Directors of the Company decided to issue 86,466 shares of Preferred stock for settlement of the deferred compensation due to Mr. Maatta totaling $212,707. Deferred compensation for Mr. Maatta accrued as of March 31, 2020 and December 31, 2019 and 2018 was $239,640 and $186,885, respectively. From time to time Mr. Maatta has made non-interest bearing loans to the Company. As of March 31, 202 and December 31, 2019 the outstanding loans due to Mr. Maatta were $100,000 for each period, respectively, which was included in accrued liabilities on the condensed consolidated balance sheet.

On January 23, 2019, the Company granted options to purchase an additional 20,000 shares of the Company’s common stock. The options were with an exercise price of $2.60 (as converted) per share, a term of 5 years, and immediate vesting. The options have an aggregated fair value of approximately $46,431 that was calculated using the Black-Scholes option-pricing model.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of $18,750. For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. On November 22, 2018, the Board of Directors of the Company decided to issue 201,982 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. At March 31, 2020 and December 31, 2019, the Company accrued $166,962 and $125,154, respectively, of net monthly fees due to Bristol. The Company’s consulting agreement with Bristol Capital, LLC has been amended so that the monthly fee may now, at the option of the Company, be paid in preferred stock.

In addition, the Company granted to Bristol options to purchase up to an aggregate of 30,000 shares of the Company’s common stock. On January 23, 2019, the Company granted options to purchase an additional 300,000 shares of the Company’s common stock. The options were with an exercise price of $2.60 (as converted) per share, a term of 5 years, and immediate vesting. The options have an aggregated fair value of approximately $34,823 that was calculated using the Black-Scholes option-pricing model.

Legal proceedings

The Company is from time to time involved in legal proceedings in the ordinary course of business. It is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations.

Note 8 – Operating Leases

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the three months ended March 31, 2020 and 2019, the Company paid lease obligations $23,812 and $25,837, respectively, under the Sublease.

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease	$26,812	$26,909
Sublease income	(9,000)	(9,758)
Total net lease cost	$17,812	$17,151

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(23,812)	$(25,837)

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$252,980

Weighted average remaining lease term (in years):
Operating leases	1.42	2.50

Weighted average discount rate:
Operating leases	12%	12%

The following table presents the maturity of the Company’s lease liabilities as of March 31, 2020:

For the twelve months ending March 31:
2021	$108,844
2022	55,644
2023	-
164,488
Less: Imputed interest	(13,250)
Present value	$151,238

Note 9 – Stockholders’ Equity (Deficit)

Reverse Stock Split

Following the board of directors approval, the Company filed a Certificate of Change to its Articles of Incorporation (the “Amendment”), with the Secretary of State of the State of Delaware to effectuate a one-for-twenty (1:20) reverse stock split (the “Reverse Stock Split”) for all classes of its stock, par value $0.0001 per share, without any change to its par value. The Amendment became effective on January 23, 2020. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share.

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

As of March 31, 2020 and December 31, 2019, there were 288,448 shares of preferred stock issued and outstanding and 0 shares of Series A, respectively.

As of March 31, 2020 and December 31, 2019, there were 3,506,752 and 3,506,752 shares of common stock issued and outstanding, respectively. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2019	226,000	$3.00
Exercisable – December 31, 2019	171,083	$2.62
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2020	226,000	$5.43
Exercisable – March 31, 2020	183,058	$5.97

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.60 – 18.80	226,000	2.95 years	$5.43	183,058	$5.97

At March 31, 2020, the total intrinsic value of options outstanding and exercisable was $0.

During the three months ended March 31, 2020 and 2019, the Company recorded total stock-based compensation expense related to options of approximately $21,171 and $131,900, respectively. The unrecognized compensation expense at March 31, 2020 was approximately $84,500.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2019	1,133,333	$2.80
Exercisable – December 31, 2019	1,133,333	$2.80
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2020	1,133,333	$3.00
Exercisable – March 31, 2020	1,133,333	$3.00

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.60 – 3.00	1,133,333	2.47 years	$3.00	1,133,333	$3.00

At March 31, 2020 the total intrinsic value of warrants outstanding and exercisable was $0.

Note 10 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2020 and December 31, 2019, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 11 – Subsequent Events

On April 28, 2020 the Company, through one of its wholly-owned operating subsidiaries, acquired the assets of the creator of the Jevo machine, which is a patent protected first-mover application for the creation of gelatin shots. With Jevo, the Company will diversify its revenue generation capabilities by manufacturing, marketing and selling Jevo units and related consumables, both nationally and internationally to: bars, restaurants, clubs, casinos, hotels, cruise lines, resorts and other establishments that serve beverages (both alcoholic and non-alcoholic) to the public. In addition to food and beverage applications the Company has identified other market segments where the Jevo units can be marketed including but not limited to the healthcare industry. The acquisition of Jevo is the Company’s initial entry into M&A activity intended to broaden the Company’s revenue base.

Up until the age of Covid-19, the Company had a single revenue stream rooted in the sale of exhibitor booths, sponsorships, and tickets for public mass events. The virus has interrupted that revenue stream and it is uncertain when the situation will get back to normal. The Company’s work force has been reduced to a handful of employees who have continued to provide services while, at times, receiving only a portion of their salaries. In recognition of this fact, the Company’s board of directors repriced options that had been previously authorized (including those grants of 1/23/19 and 4/4/20) to $0.25 per share. Options previously granted to board members (including those grants of 9/5/18, 9/12/19 and 4/4/20, as well as the preferred conversion price for all of the existing debt held by Mr. Kessler and Mr. Maatta for which preferred shares have or will be issued) were like wise priced at $0.25 per share.

The Company’s consulting agreement with Bristol Capital, LLC requires the Company pay Bristol a monthly cash fee of $18,750. This agreement has been amended so that the monthly fee may now, at the option of the Company, be paid in preferred stock.

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

Overview

This discussion is intended to provide information to assist the understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes; as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three months ended March 31, 2020 and 2019, included elsewhere in this report.

The Company produces live pop culture conventions (“Comic Conventions”) across the United States that provide a social networking and entertainment venue for enthusiasts of movies, TV shows, video games, technology, toys, social networking, gaming, comic books, and graphic novels. Our Comic Conventions provide an opportunity for companies in the entertainment, toy, gaming, publishing and retail business to carry out sales, marketing, product promotion, public relations, advertising, and sponsorship efforts. However, at present, because of the substantial uncertainties concerning the course and scope of the current situation with the Covid-19 virus, it is currently unclear how many live events will actually be produced by the Company in 2020. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020.

During the year ended December 31, 2017, the Company was able to utilize internal controls, operating procedures and techniques employed by the Company’s new management during 2017, 2018, and 2019 to control costs. With the reformed internal controls in place, management continued to carefully analyze new markets for the Company’s Comic Conventions. The Company continues to implement and enhance the policies put in place by management during 2017, 2018 and 2019.

Plan of Operation

The Company is primarily engaged in the live event business and derives income mainly from: (i) the production of Comic Conventions, which involve the sales of admissions and exhibitor booth space; and, (ii) sale of sponsorships and advertising. The Company, while taking steps to enhance its live events operations, is steadily moving into the space of being a hyphenate live-event/media company. However, at present, because of the substantial uncertainties concerning the course and scope of the current situation with the Covid-19 virus, it is currently unclear how many live events will actually be produced by the Company in 2020. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020.

We plan on continuing to enhance the value proposition of our Comic Conventions by featuring new exhibitors and high-profile and eclectic celebrities, and generally enhancing the entertainment value provided by the Conventions. Further, we continue to identify new geographic markets for our Comic Convention. During the second half of 2017, we embarked on an aggressive review of the costs expended at each of our Conventions. As the result of this review, we identified many operating efficiencies which enabled us to operate our Conventions at a production cost (aside from talent) that is materially lower than previous operations. In this regard, the operating results for the year ended December 31, 2017 disclosed that the Total Operating Expenses incurred were 36% of gross revenue. For the year ended December 31, 2018, the Total Operating Expenses incurred were 26% of gross revenue. For the year ended December 31, 2019, the Total Operating Expenses incurred were also 26% of gross revenue.

Concurrently with the Company’s efforts in the Comic Convention business, the Company is producing on-line events which allow for interactive communication between celebrities and their fans, additionally the Company is selectively producing and branding compelling content and reaching consumers via social media outlets such as Facebook, Twitch, Twitter and Instagram, as well as the Company’s website, www.wizardworld.com. The Company hopes to utilize its digital offerings to bolster its Comic Convention business. The company will produce digital interactive events that will enable new and varied types of fan experiences. In addition, the Company will market and offer collectables to consumers via e-commerce platforms.

As of January 1, 2020 the Company expected to produce between 9-12 live events during 2020, subject to the evaluation of suitable locations and venues. Among the shows that were contemplated to be produced in 2020 were shows in new markets, which have yet to be announced. However, at present, because of the substantial uncertainties concerning the course and scope of the current situation with the Covid-19 virus, it is currently unclear how many live events will actually be produced by the Company in 2020. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020. At this point, the Company has cancelled two of its previously-planned shows which were to take place in June 2020 of the shows that it has scheduled for 2020. However, the company evaluates the progression of Covid-19 and the governmental response to the virus on a daily basis. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020. Such shows are continuing with numerous shows per week now being contemplated. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard Vault” as a site for consumers to purchase pop-culture collectables.

On April 28, 2020 the Company, through one of its wholly-owned operating subsidiaries, acquired the assets of the creator of the Jevo machine, which is a patent protected first-mover application for the creation of gelatin shots. With Jevo, the Company will diversify its revenue generation capabilities by manufacturing, marketing and selling Jevo units and related consumables, both nationally and internationally to: bars, restaurants, clubs, casinos, hotels, cruise lines, resorts and other establishments that serve beverages (both alcoholic and non-alcoholic) to the public. In addition to food and beverage applications the Company has identified other market segments where the Jevo units can be marketed including but not limited to the healthcare industry. The acquisition of Jevo is the Company’s initial entry into M&A activity intended to broaden the Company’s revenue base.

The Company has now identified opportunities to rapidly expand its entry into the areas of: (i) retailing collectables; (ii) providing virtual opportunities to fans to interact with celebrities; (iii) creating live and virtual events and conferences focused on new subject matter and affinities; and (iv) engaging in M&A opportunities. The company intends to continue forward with these activities in 2020.

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Convention revenue	$2,602,419	$3,459,983
Gross margin	$578,137	$592,144
Operating expenses	$605,410	$735,414
Loss from operations	$(27,273)	$(143,270)
Other income (expenses)	$(156,341)	$(79,827)
Loss income attributable to common shareholder	$(183,614)	$(223,097)
Loss per common share – basic	$(0.05)	$(0.06)
Loss per common share – diluted	$(0.05)	$(0.06)

Convention Revenue

Convention revenue was $2,602,419 for the three months ended March 31, 2020, as compared to $3,549,983 for the comparable period ended March 31, 2019, a decrease of $947,564. The Company ran three events during the three months ended March 31, 2020, as compared to three events during the comparable three months ended March 31, 2019. Average revenue generated per event in the first quarter of 2020 was $867,473 as compared to $1,183,328 during the first quarter of 2019.

Gross Profit

Gross profit percentage for the convention segment increased from a gross profit percentage of 15% during the three months ended March 31, 2019, to a gross profit percentage of 22% during the three months ended March 31, 2020. The gross profit percentage increase was attributable in part to our ongoing efforts to increase our operation efficiencies.

Operating Expenses

Operating expenses for the three months ended March 31, 2020, were $605,410, as compared to $735,414 for the three months ended March 31, 2019. The decrease is primarily attributable to a decrease in staffing and a correlating decrease in employee compensation. General and administrative expenses increased by $54,205 from the prior year comparative period.

Loss from Operations

Loss from operations for the three months ended March 31, 2020, was $27,273 as compared to a loss from operations of $143,270 for the three months ended March 31, 2019. The variance was primarily attributable to a decrease in compensation expense.

Other Expenses

Other expenses for the three months ended March 31, 2020, was $156,341, as compared to $79,827 for the three months ended March 31, 2019. In each case, the expense was interest expense.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the three months ended March 31, 2020, was $183,614 or loss per basic share of $0.05, compared to a net loss of $223,097 or loss per basic share of $0.06 for the three months ended March 31, 2019.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2020, compared to December 31, 2019:

	March 31, 2020	December 31, 2019	Increase/(Decrease)
Current Assets	$2,532,183	$3,217,922	$(685,739)
Current Liabilities	$7,168,986	$7,703,779	$(534,793)
Working Capital (Deficit)	$(4,636,803)	$(4,485,857)	$150,946

At March 31, 2020, we had a working capital deficit of $4,636,803 as compared to working capital deficit of $4,485,857, at December 31, 2019, an increase of $150,946. The change in working capital is primarily attributable to a decrease in cash and cash equivalents and prepaid convention expenses.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2020 and 2019 was $376,793 and $57,257 respectively. The net loss for the three months ended March 31, 2020 and 2019, was $183,614 and $223,097 respectively.

Going Concern Analysis

The Company had a loss from operations of $27,273 and $143,270 for the three months ended March 31, 2020 and 2019, respectively. On March 31, 2020, we had cash and cash equivalents of $2,400,196 and a working capital deficit of $4,636,803. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through December 2020. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017, together with the introduction of new revenue streams through the acquisition of the right to manufacture, market and sell the Jevo machine, and its related consumables, together with the initiation of virtual activities and e-commerce, will guide the Company in a positive direction as we continue to strive to attain profitability.

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

 Off-Balance Sheet Arrangements

As of March 31, 2020, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2019 Annual Report.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 30, 2020. However, at present, because of the substantial uncertainties concerning the course and scope of the current situation with the Covid-19 virus, it is currently unclear how many live events will actually be produced by the Company in 2020. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 30, 2020, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Up until the age of Covid-19, the Company had a single revenue stream rooted in the sale of exhibitor booths, sponsorships, and tickets for public mass events. The virus has interrupted that revenue stream and it is uncertain when the situation will get back to normal. The Company’s work force has been reduced to a handful of employees who have continued to provide services while, at times, receiving only a portion of their salaries. In recognition of this fact, the Company’s board of directors repriced options that had been previously authorized (including those grants of 1/23/19 and 4/4/20) to $0.25 per share. Options previously granted to board members (including those grants of 9/5/18, 9/12/19 and 4/4/20, as well as the preferred conversion price for the conversion of all of the existing debt held by Mr. Kessler and Mr. Maatta into preferred stock, for which preferred shares have or will be issued) were like wise priced at $0.25 per share.

On December 2, 2016, the Company issued a convertible note in the face amount $2,500,000 which accrues interest at the rate of 12% per annum. This note was originally due and payable on December 30, 2018. On December 19, 2019, the Company issued a second 12% convertible note, also in the face amount of $2,500,000, which comes due on December 30, 2021. Both notes contain ratchet provisions that adjust the conversion rates of the notes to the lowest rate the Company has agreed to issue stock. The effect of repricing employee options to $0.25 reset the conversion rates of both notes to $0.25. In light of the financial stress Covid-19 has placed on the Company the holders of both notes have agreed to not require payment until December 31, 2022.

The Company’s consulting agreement with Bristol Capital, LLC requires the Company pay Bristol a monthly cash fee of $18,750. This agreement has been amended so that the monthly fee may now, at the option of the Company, be paid in preferred stock.

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

* Filed herewith.

** Will be filed with a later amendment to the 10-Q filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD ENTERTAINMENT, INC.

Date: May 15, 2020	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

