Form 10-Q/A
period 2020-03-31
WIZARD ENTERTAINMENT, INC.
filed 2020-05-19
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

EXPLANATORY NOTE:

This Amendment No. 1 to the quarterly report on Form 10-Q for the period ended March 31, 2020, filed with the Securities and Exchange Commission on May 15, 2020 (the “Original Filing”), is being filed for the purpose of attaching as exhibits the applicable XBRL files and for the purpose of correcting a column heading date in the table in Note 4 – Property and Equipment, on page F-13. Otherwise, this Amendment No. 1 is the same as the Original Filing.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2020	December 31, 2019
Computer Equipment	$30,326	$48,128
Equipment	474,068	474,068
Furniture and Fixtures	63,925	62,321
Leasehold Improvements	22,495	22,495
	590,814	607,012
Less: Accumulated depreciation	(539,985)	(548,908)
	$50,829	$58,104

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

WIZARD ENTERTAINMENT, INC.

Date: May 19, 2020	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

