Form 10-Q
period 2020-06-30
WIZARD BRANDS, INC.
filed 2020-08-14
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-33383

WIZARD BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

662 N. Sepulveda Blvd., Suite 300

Los Angeles, CA 90049

(Address of principal executive offices)

(747) 264-1483

(Registrant’s telephone number, including area code)

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

As of August 14, 2020, there were 3,506,752 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard Brands, Inc.

June 30, 2020

Wizard Brands, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,567,860	$2,777,654
Accounts receivable, net	13,248	113
Inventory	220,641	-
Prepaid convention expenses	-	342,283
Prepaid expenses	104,026	97,872

Total Current Assets	2,905,775	3,217,922

Property and equipment, net	64,541	58,104

Intangibles, net	146,393	-

Operating lease right of use asset, net	125,336	170,696

Security deposits	18,201	9,408

Total Assets	$3,260,246	$3,456,130

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$4,179,062	$3,317,972
Unearned revenue	726,978	1,568,242
Notes payable	200,365	-
Operating lease liability	100,718	93,324
Convertible promissory note – related party, net	2,500,000	2,500,000
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	7,931,364	7,703,779

Operating lease liability, net	27,954	79,816
Notes payable, net	147,135	-
Convertible debenture, net	1,943,982	1,929,264
Total Liabilities	10,050,435	9,712,859

Commitments and contingencies

Stockholders’ Deficit
Preferred stock-Series A Cumulative and Convertible par value $1,000: 3,500 shares authorized; no shares outstanding, respectively	-	-
Preferred stock par value $0.0001: 5,000,000 shares authorized; 288,448 and 288,448 shares issued and outstanding, respectively	29	29
Common stock par value $0.0001: 100,000,000 shares authorized; 3,506,752 and 3,506,752 shares issued and outstanding, respectively	351	351
Additional paid-in capital	21,894,731	21,854,134
Accumulated deficit	(28,672,802)	(28,098,745)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(6,790,189)	(6,256,729)

Total Liabilities and Stockholders’ Deficit	$3,260,246	$3,456,130

See accompanying notes to the condensed consolidated financial statements

Wizard Brands, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Convention Revenues	$816,416	$2,542,632	$3,418,835	$6,092,615

Cost of revenues	481,038	2,164,799	2,505,320	5,122,638

Gross margin	335,378	377,833	913,515	969,977

Operating expenses
Compensation	250,212	329,638	506,933	785,924
Consulting fees	108,353	115,393	226,160	217,844
General and administrative	221,057	217,219	451,939	393,896

Total operating expenses	579,622	662,250	1,1,85,032	1,397,664

Loss from operations	(244,244)	(284,417)	(271,517)	(427,687

Other income (expenses)
Interest expense	(156,199)	(74,875)	(312,540)	(154,702)
Other income	10,000	-	10,000	-

Total other expenses	(146,199)	(74,875)	(302,540)	(154,702)

Loss before income tax provision	(390,443)	(359,292)	(574,057)	(582,389)

Income tax provision	-	-	-	-

Net loss	(390,443)	(359,292)	(574,057)	(582,389)

Net loss attributable to non-controlling interests	-	-	-	-

Net loss attributable to common stockholders	$(390,443)	$(359,292)	$(574,057)	$(582,389)

Loss per share - basic	$(0.11)	$(0.13)	$(0.16)	$(0.06)

Loss per share - diluted	$(0.11)	$(0.13)	$(0.16)	$(0.06)

Weighted average common shares outstanding - basic	3,506,752	3,506,752	3,506,752	3,506,752
Weighted average common shares outstanding - diluted	3,506,752	3,506,752	3,506,752	3,506,752

See accompanying notes to the condensed consolidated financial statements

Wizard Brands, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Three Months Ended June 30, 2020

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - March 31, 2020	288,448	$29	3,506,752	$351	$21,875,305	$(28,282,359)	$(12,498)	$(6,419,172)

Share-based compensation	-	-	-	-	19,426	-	-	19,426

Net loss	-	-	-	-	-	(390,443)	-	(390,443)

Balance -June 30, 2020	288,448	$29	3,506,752	$351	$21,894,731	$(28,672,802)	$(12,498)	$(6,790,189)

For the Three Months Ended June 30, 2019

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - March 31, 2019	288,448	$29	3,506,752	$351	$21,158,927	$(26,159,987)	$(12,498)	$(5,005,966)

Share-based compensation	-	-	-	-	55,765	-	-	55,765

Net income	-	-	-	-	-	(359,292)	-	(359,292)

Balance – June 30, 2019	288,448	$29	3,506,752	$351	$21,221,904	$(26,519,279)	$(12,498)	$(5,309,493)

See accompanying notes to the condensed consolidated financial statements

Wizard Brands, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Six Months Ended June 30, 2020

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance - December 31, 2019	288,448	$29	3,506,752	$351	$21,854,134	$(28,098,745)	$(12,498)	$(6,256,729)

Share-based compensation	-	-	-	-	40,597	-	-	40,597

Net loss	-	-	-	-	-	(574,057)	-	(574,057)

Balance - June 30, 2020	288,448	$29	3,506,752	$351	$21,894,731	$(28,672,802)	$(12,498)	$(6,790,189)

For the Six Months Ended June 30, 2019

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance – December 31, 2018	288,448	$29	3,506,752	$351	$21,034,211	$(25,936,890)	$(12,498)	$(4,914,797)

Share-based compensation	-	-	-	-	187,693	-	-	187,693

Net income	-	-	-	-	-	(582,389)	-	(582,389)

Balance – June 30, 2019	288,448	$29	3,506,752	$351	$21,221,904	$(26,519,279)	$(12,498)	$(5,309,493)

See accompanying notes to the condensed consolidated financial statements

Wizard Brands, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Cash Flows From Operating Activities:
Net loss	$(574,057)	$(582,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,890	24,350
Accretion of debt discount	14,718	4,999
Right-of-use asset amortization	892	2,146
Share-based compensation	40,597	187,693
Changes in operating assets and liabilities:
Accounts receivable	(13,135)	(64,563)
Inventory	(220,641)	-
Prepaid convention expenses	342,283	546,506
Prepaid expenses	(6,154)	(44,279)
Security deposits	(8,793)
Accounts payable and accrued expenses	853,821	134,922
Unearned revenue	(841,264)	(724,194)

Net Cash Used In Operating Activities	(398,843)	(514,809)

Cash Flows from Investing Activities:
Purchase of property and equipment	(19,327)	(7,888)
Purchase of intangible assets	(139,124)	-

Net Cash Used In Investing Activities	(158,451)	(7,888)

Cash Flows from Investing Activities:
Proceeds from notes payable	347,500	-

Net Cash Provided by Financing Activities	347,500	-

Net change in cash and cash equivalents	(209,794)	(522,697)

Cash and cash equivalents at beginning of reporting period	2,777,654	1,014,671

Cash and cash equivalents at end of reporting period	$2,567,860	491,974

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$-	$252,980

See accompanying notes to the condensed consolidated financial statements

Wizard Brands, Inc.

June 30, 2020

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Operations

Wizard Brands, Inc.

Wizard Brands, Inc., formerly GoEnergy, Inc., Wizard World, Inc., and Wizard Entertainment, Inc. (“Wizard Brands” or the “Company”) was incorporated on May 2, 2001, under the laws of the State of Delaware. The Company, through its operating subsidiary, is a producer of pop culture and live multimedia conventions across North America. Effective October 5, 2018, the Company changed its name to Wizard Entertainment, Inc. On July 29, 2020, the Company changed its name to Wizard Brands, Inc.

Recent Developments

On April 28, 2020 the Company, through one of its wholly-owned operating subsidiaries, acquired the assets of the creator of the Jevo machine, which is a patent protected first-mover application for the creation of gelatin shots. With Jevo, the Company will diversify its revenue generation capabilities by manufacturing, marketing and selling Jevo units and related consumables, both nationally and internationally to: bars, restaurants, clubs, casinos, hotels, cruise lines, resorts and other establishments that serve beverages (both alcoholic and non-alcoholic) to the public. In addition to food and beverage applications the Company has identified other market segments where the Jevo units can be marketed including but not limited to the healthcare industry. The acquisition of Jevo is the Company’s initial entry into M&A activity intended to broaden the Company’s revenue base. Following the closing of the merger transaction, ECS’s financial statements as of the closing were consolidated with the consolidated financial statements of the Company. As of the date of this report, the purchase price allocation has yet to be valued.

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a loss from operations of $271,517 and $427,687 for the six months ended June 30, 2020 and 2019, respectively. On June 30, 2020, we had cash and cash equivalents of approximately $2.6 million and a working capital deficit of approximately $5.0 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through August 2021. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017, together with the initiation of virtual activities and e-commerce, will guide the Company in a positive direction as we continue to strive to attain profitability.

However, because of the current situation with the Covid-19 virus, the Company was unable to produce any live events after the First Quarter of 2020. At present it is unclear how many live events will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020 and 2021. At this point, the Company has postponed all of the live shows that it has scheduled for 2020. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020 and since that time the Company has produced approximately 60 virtual events during the current quarter. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard World Vault” as a site for consumers to purchase pop-culture memorabilia and collectables.

As disclosed in “Securities Purchase Agreement II”, On December 19, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Barlock 2019 Fund, LP (the “Purchaser”), for the sale of the Company’s securities, comprised of (i) a $2,500,000 convertible debenture, convertible at a price of $2.50 per share, and (ii) warrants to acquire 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. As a condition to Purchaser entering into the Purchase Agreement, the Company entered into a security agreement in favor of the Purchaser, granting a security interest in substantially all of the property of the Company, whether presently owned or existing or hereafter acquired or coming into existence, including but not limited to, its ownership interests in its subsidiaries, to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the debenture. The security interest is on equal footing with certain other creditors of the Company. The Company received $2,500,000 in cash from the offering of the securities but was required to pay out of the closing proceeds, Purchaser’s attorney’s fees in the amount of $25,000. The Company has agreed with the Purchaser that the funds received will be restricted and utilized only for M&A opportunities, new business ventures, brand extensions and the creation of new vertical opportunities by the Company. The subject note contains a “ratchet” provisions that adjusts the conversion rates of the note to the lowest rate the Company has agreed to issue stock. The effect of repricing board and employee options, (as discussed in Item 5 “Other Information”) to $0.25 reset the conversion rate of the debenture to $0.25. In light of the financial stress Covid-19 has placed on the Company the holder of the debenture has agreed to not require payment due under the outstanding notes until December 31, 2022.

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

As of June 30, 2020 and December 31, 2019, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of June 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $0 and $0, respectively.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	June 30, 2020	December 31, 2019
Finished goods	$220,641	$-

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

Intangible assets

Intangible assets represent intangible assets acquired in connection with the Company’s purchase of Jevo patents and technology. The transaction was not a business combination or acquisition of a business.

The intangible assets are expected to be amortized using a straight-line method consistent with the expected future cash flows related to the intangible asset. Amortized intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable.

Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group's carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

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

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the three and six months ended June 30, 2020 and 2019, the Company recognized $0 losses from this venture, respectively.

As of June 30, 2020 and December 31, 2019, the investment in CONtv was $0.

As of June 30, 2020 and December 31, 2019, the amount due to CONtv was $224,241.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2020 contained a significant financing component.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant revenue stream for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Conventions	$2,574,994	$6,092,615
Virtual	757,258	-
Vault	113,583	-
Total revenue	$3,418,835	$6,092,615

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of revenue as incurred.

Shipping and handling costs were $0 and $0 for the three months ended June 30, 2020 and 2019, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Convertible note	833,333	833,333
Common stock options	226,000	246,375
Common stock warrants	1,133,333	833,333

Total contingent shares issuance arrangement, stock options or warrants	2,192,666	1,913,041

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2020	December 31, 2019
Computer Equipment	$30,326	$48,128
Equipment	474,068	474,068
Furniture and Fixtures	63,925	62,321
Vehicles	57,500	-
Leasehold Improvements	22,495	22,495
	590,814	607,012
Less: Accumulated depreciation	(539,985)	(548,908)
	$50,829	$58,104

Depreciation expense was $12,890 and $12,003 for the six months ended June 30, 2020 and 2019, respectively.

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

During the six months ended June 30, 2020 and 2019, the Company incurred expenses of approximately $112,500, for each period for services provided by Bristol. On November 22, 2018, the Board of Directors of the Company decided to issue 210,982 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. At June 30, 2020 and December 31, 2019, the Company accrued $166,962 and $125,154, respectively, of net monthly fees due to Bristol. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt owed to Bristol, as of July 31, 2020, into shares of Preferred stock.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the six months ended June 30, 2020 and 2019, the Company paid lease obligations $23,812 and $25,837, respectively, under the Sublease. See Note 8.

Loan from officer

During the year ended December 31, 2019, the CEO made a non-interest bearing loan to the Company of $100,000. During the six months ended June 30, 2020, an additional $125,000.00 was loaned to the Company, which together without amounts paid on behalf of the Company, brought the total amount loaned to $351,000. The outstanding balance under the loan payable as of June 30, 2020, and December 31, 3019 was $200,000 and $100,000, respectively, and was included in accounts payable and accrued liabilities on the condensed consolidated balance sheet. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt (including loans made to the Company and deferred compensation) owed to John D. Maatta, as of July 31, 2020, into shares of Preferred Stock.

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

(i) Debenture

The Debenture with an initial principal balance of $2,500,000, due December 30, 2018 (the “Maturity Date”), will accrue interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2017, (ii) on each date the Purchaser converts, in whole or in part, the Debenture into Common Stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Debenture (only as to that principal amount then being redeemed) and on the Maturity Date. The Debenture is convertible into shares of the Company’s Common Stock at any time at the option of the holder, at an initial conversion price of $3.00 (as converted) per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $3.00 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date. The debenture contains a “ratchet” provisions that adjusts the conversion rate of the debenture to the lowest rate the Company has agreed to issue stock. The effect of repricing board and employee options to $0.25 reset the conversion rates of the debenture to $0.25. In light of the financial stress Covid-19 has placed on the Company the holder of the debenture has agreed to not require payment due under each of the outstanding debenture until December 31, 2022.

(ii) Series A Warrants

The Series A Warrants to acquire up to 833,333 shares of Common Stock at the Series A Initial Exercise Price of $3.00 and expiring on December 1, 2021. The Warrants may be exercised immediately upon the issuance date, upon the option of the holder. The exercise price has now been adjusted to $0.25 and the exercise date has been extended.

(iii) Series B Warrants

The Series B Warrants to acquire up to 833,333 shares of Common Stock at the Series B Initial Exercise Price of $0.0001 and expiring on December 1, 2021. The Series B Warrants were exercised immediately upon the issuance date. The Company received gross proceeds of $1,667 upon exercise of the warrants.

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $0 as of June 30, 2020 and December 31, 2019, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the six months ended June 30, 2020 and 2019, the Company recognized $0 losses from this venture, respectively.

As of June 30, 2020 and December 31, 2019, the investment in CONtv was $0.

As of June 30, 2020 and December 31, 2019, the amount due to CONtv was $224,241.

Note 6 – Notes Payable

Paycheck Protection Program

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay payroll costs, including some benefits over a covered period of up to 24 weeks. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 30, 2020, the Company closed a $197,600 SBA guaranteed PPP loan. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount.

Small Business Administration Loan

On June 9, 2020, the Company executed a loan agreement with the SBA. The Company received aggregate proceeds of $149,900 under the loan which shall accrue interest at a rate of 3.75% and will mature in June 2050. As of June 30, 2020, the outstanding balance under the loan was $149,900.

Note 7 – Convertible Debenture

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

(i) Debenture

The Debenture with an initial principal balance of $2,500,000, due December 30, 2021 (the “Maturity Date”), will accrue interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2020, (ii) on each date the Purchaser converts, in whole or in part, the Debenture into Common Stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Debenture (only as to that principal amount then being redeemed) and on the Maturity Date. The Debenture is convertible into shares of the Company’s Common Stock at any time at the option of the holder, at an initial conversion price of $2.50 (as converted) per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $2.50 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date. Subsequent to June 30, 2020, the Purchaser agreed to extend the debenture a year as well as forbear any collection on the debenture up to December 30, 2022. The subject debenture contains a “ratchet” provisions that adjusts the conversion rates of the notes to the lowest rate the Company has agreed to issue stock. The effect of repricing board and employee options to $0.25 reset the conversion rates the note to $0.25. In light of the financial stress Covid-19 has placed on the Company the holder of the debenture has agreed to not require payment due under the outstanding debenture until December 31, 2022.

(ii) Warrants

The Series A Warrants to acquire up to 300,000 shares of Common Stock at the Series A Initial Exercise Price of $2.50 and expiring on December 1, 2024. The Warrants may be exercised immediately upon the issuance date, upon the option of the holder. The exercise price has now been adjusted to $0.25.

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $533,780 and $0 as of June 30, 2020 and December 31, 2019, respectively, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

Note 8 – Commitments and Contingencies

Appointment of President and Chief Executive Officer

On April 22, 2016, the Board approved the appointment of Mr. John D. Maatta as the Company’s President and Chief Executive Officer, effective as of May 3, 2016. Mr. Maatta will continue to serve as a member of the Board. In addition, the Board granted Mr. Maatta options to purchase up to an aggregate of 55,000 shares of the Company’s common stock, subject to the terms and conditions of the Third Amended and Restated 2011 Stock Incentive and Award Plan, which were fully vested as of December 31, 2018. Mr. Maatta formally entered into his Employment Agreement with the Company on July 17, 2016. Effective January 1, 2018, Mr. Maatta has elected to receive 50% of the compensation provided for his employment contract and is currently receiving $125,000 per year with the remainder of the balance deferred which amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. On November 22, 2018, the Board of Directors of the Company decided to issue 86,466 shares of Preferred stock for settlement of the deferred compensation due to Mr. Maatta totaling $212,707. Deferred compensation for Mr. Maatta accrued as of June 30, 2020 and December 31, 2019 and 2018 was $239,640 and $186,885, respectively. From time to time Mr. Maatta has made non-interest bearing loans to the Company. As of June 30, 2020 and December 31, 2019 the outstanding loans due to Mr. Maatta were $200,000 and $100,000, respectively, which was included in accounts payable and accrued liabilities on the condensed consolidated balance sheet.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of $18,750. For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. On November 22, 2018, the Board of Directors of the Company decided to issue 201,982 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. As of June 30, 2020 and December 31, 2019, the Company accrued $206,608 and $125,154, respectively, of net monthly fees due to Bristol. The Company’s consulting agreement with Bristol Capital, LLC has been amended so that the monthly fee may now, at the option of the Company, be paid in preferred stock.

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

Note 9 – Operating Leases

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the six months ended June 30, 2020 and 2019, the Company paid lease obligations $45,317 and $51,674, respectively, under the Sublease.

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

The components of lease expense were as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019
Operating lease	$45,317	$53,819
Sublease income	(9,000)	(19,807)
Total net lease cost	$36,317	$34,012

Supplemental cash flow and other information related to leases was as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(44,468)	$(51,674)

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$252,980

Weighted average remaining lease term (in years):
Operating leases	1.17	2.25

Weighted average discount rate:
Operating leases	12%	12%

The following table presents the maturity of the Company’s lease liabilities as of June 30, 2020:

For the twelve months ending June 30:
2021	$109,643
2022	28,232
2023	-
137,876
Less: Imputed interest	(9,203)
Present value	$128,672

Note 10 – Stockholders’ Equity (Deficit)

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

As of June 30, 2020 and December 31, 2019, there were 288,448 shares of preferred stock issued and outstanding and 0 shares of Series A, respectively.

As of June 30, 2020 and December 31, 2019, there were 3,506,752 and 3,506,752 shares of common stock issued and outstanding, respectively. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2019	226,000	$3.00
Exercisable – December 31, 2019	171,083	$2.62
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2020	226,000	$5.43
Exercisable – June 30, 2020	192,073	$5.82

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.60 – 18.80	226,000	2.95 years	$5.43	183,058	$5.97

At June 30, 2020, the total intrinsic value of options outstanding and exercisable was $0.

During the six months ended June 30, 2020 and 2019, the Company recorded total stock-based compensation expense related to options of approximately $40,597 and $187,700, respectively. The unrecognized compensation expense at June 30, 2020 was approximately $44,213.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2019	1,133,333	$2.80
Exercisable – December 31, 2019	1,133,333	$2.80
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2020	1,133,333	$3.00
Exercisable – June 30, 2020	1,133,333	$3.00

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.60 – 3.00	1,133,333	2.22 years	$3.00	1,133,333	$3.00

At June 30, 2020 the total intrinsic value of warrants outstanding and exercisable was $0.

Note 11 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2020 and December 31, 2019, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 12 – Subsequent Events

On July 29, 2020, the Company amended its Amended and Restated Certificate of Incorporation by filing with the Office of the Secretary of State of the State of Delaware a Certificate of Amendment to the Amended and Restated Certificate of Incorporation for the purpose of changing the name of the Company from Wizard Entertainment, Inc. to Wizard Brands, Inc.

On August 3, 2020 the Board of Directors resolved to convert the total amount of debt (including loans made to the Company and deferred compensation) owed to John D. Maatta and Paul Kessler, as of July 31, 2020, into shares of Preferred Stock.

On August 11, 2020, the Company filed with the Office of the Secretary of State of the State of Delaware a Certificate of Designation and Restatement of Rights, Preferences and Restrictions of Series A Preferred Stock for the purpose of amending the rights and preferences of its Series A Preferred Stock.

The Company’s board of directors repriced options that had been previously authorized (including, but not necessarily limited to those grants of 5/3/16, 12/29/16, 1/23/19 and 4/4/20) to $0.25 per share. Options previously granted to board members (including those grants of 9/5/18, 9/12/19 and 4/4/20, as well as the preferred conversion price for the conversion of all of the existing debt as of July 31, 2020 held by Mr. Kessler and Mr. Maatta into Preferred stock, for which preferred shares have or will be issued) were likewise priced at $0.25 per share.

The effect of repricing board and employee options to $0.25 reset the conversion rates of both debentures to $0.25. In light of the financial stress Covid-19 has placed on the Company the holders of both the Bristol Investment Fund, Ltd debenture and the Barlock 2019 Fund LP debenture has agreed to not require payment due under each of the outstanding debentures until December 31, 2022.

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

Overview

This discussion is intended to provide information to assist the understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes; as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and six months ended June 30, 2020 and 2019, included elsewhere in this report.

Prior to the onset of the age of Covid-19 the Company produced live pop culture conventions (“Comic Conventions”) across the United States providing a social networking and entertainment venue for enthusiasts of movies, TV shows, video games, technology, toys, social networking, gaming, comic books, and graphic novels. Our Comic Conventions have provided an opportunity for companies in the entertainment, toy, gaming, publishing and retail business to carry out sales, marketing, product promotion, public relations, advertising, and sponsorship efforts. However, at present, because of the substantial uncertainties concerning the course and scope of the current situation with the Covid-19 virus, it is currently clear that no live events will be produced by the Company during Q3 and Q4 of 2020. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company. Because of the Covid-19 situation, the Company has not been able to produce a live event since March 6 and March 8, 2020 in Cleveland, Ohio. Events that had been planned for 2020 have been postponed into 2021. Currently no live events are scheduled for the remainder of 2020. Live events are scheduled for New Orleans and Philadelphia in January 2021. However, at this point it is unknowable if such scheduled events can take place or not, with the determination being solely dependent on the progression of the Covid-19 virus, and the imposition of governmental authority either allowing or disallowing the mounting of live events.

During 2019 and 2020, the Company has utilized internal controls, operating procedures and techniques to control costs.

Plan of Operation

The Company has heretofore primarily engaged in the live event business and derived income mainly from: (i) the production of Comic Conventions, which involve the sales of admissions and exhibitor booth space; and, (ii) sale of sponsorships and advertising. The Company, while taking steps to enhance its live event operations, was steadily moving into the space of being a hyphenate live-event/media company. However, at present, because of the substantial uncertainties concerning the course and scope of the current situation with the Covid-19 virus, it is currently unclear how many live events will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company beyond 2020.

In recognition of the fact that the Covid-19 situation would cause a cessation of the Company’s ability to produce live events in the near, intermediate or potentially the long term; the Company aggressively took steps to alter its operations in the face of the Pandemic. In particular the Company: (i) Entered the virtual event space as of March 31, 2020, (ii) Entered the e-commerce space, and (iii) engaged in M&A activity and acquiring the assets of a company that manufactured and distributed the Jevo apparatus.

It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020 and in 2021. At this point, the Company has cancelled all of its of its previously-planned shows which were to take place in 2020. The company evaluates the progression of Covid-19 and the governmental response to the virus continually. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020. Such shows are continuing with numerous shows per week. In addition, the Company has moved into e-commerce with online sales of collectables with the creation of the “Wizard Vault” as a site for consumers to purchase pop-culture collectables.

Virtual Experiences

The Company is producing on-line events which allow for interactive communication between celebrities and their fans. The virtual events that are produced by the Company feature a no-charge 30 to 45 minute moderated discussion, Following the moderated discussion there is an opportunity for fans to speak directly with celebrities while paying by the minute for the experience. Additionally, autographs and videos are being sold. To date the Company has produced close to 100 virtual events since inception on March 31, 2020.

The Wizard World Vault

In addition to the production of the virtual events the Company has created the Wizard World Vault. The Vault is a collection of autographed photographs, memorabilia and one-of-a-kind collectibles that are offered for sale via e-commerce. The Vault which launched at or about the same time as the Virtual Experiences has already proven to be a popular source of celebrity memorabilia among fans of motion pictures and television programming.

As of January 1, 2020, the Company had expected to produce between 9-12 live events during 2020, subject to the evaluation of suitable locations and venues. Among the shows that were contemplated to be produced in 2020 were shows in new markets, which have yet to be announced. However, because of governmental mandates necessitated by the current situation with the Covid-19 virus, no live events have been produced by the Company following the First Quarter of 2020.

Jevo

On April 28, 2020 the Company, through one of its wholly-owned operating subsidiaries, acquired the assets of the creator of the Jevo machine, which is a patent-protected first-mover application for the creation of gelatin shots. With Jevo, the Company will diversify its revenue generation capabilities by manufacturing, marketing and selling Jevo units and related consumables, (both nationally and internationally) to: bars, restaurants, clubs, casinos, hotels, cruise lines, resorts and other establishments that serve beverages (both alcoholic and non-alcoholic) to the public. In addition to food and beverage applications the Company has identified other market segments where the Jevo units can be marketed including but not limited to the healthcare and cannabis industries. The Company intends to resume the manufacturing of the Jevo units with a target of producing new Jevo machines in the first quarter of 2021.

The acquisition of Jevo is the Company’s initial entry into M&A activity intended to broaden the Company’s revenue base.

The Company has now identified and has actualized opportunities to rapidly expand its revenue base by entry into the areas of: (i) retailing collectables; (ii) providing virtual opportunities to fans to interact with celebrities; (iii) creating live (when and as allowed by governmental authorities) and virtual events and conferences focused on new subject matter and affinities; and (iv) exploiting the opportunities in manufacturing and distribution brought about by the Jevo acquisition and (v) engaging in M&A opportunities. The company intends to continue forward with these activities in 2020.

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020	June 30, 2019
Convention revenue	$816,416	$2,542,632
Gross margin	$335,378	$377,833
Operating expenses	$579,622	$662,250
Loss from operations	$(244,244)	$(284,417)
Other income (expenses)	$(146,199)	$(74,875)
Loss income attributable to common shareholder	$(390,443)	$(359,292)
Loss per common share – basic	$(0.11)	$(0.10)
Loss per common share – diluted	$(0.11)	$(0.10)

Revenue

Because of the Covid-19 situation the Company produced no live events during the Second Quarter of 2020 and will produce no further events during 2020. Rather, the Company, commencing on March 31, 2020 commenced the production of virtual events. For the three months ended June 30, 2020 revenue from the virtual events was $737,446.

In addition to the virtual events that were produced the Company also engaged in e-commerce through the Wizard World Vault and on the eBay platform. During the period ending June 30, 2020, the revenue contributed by e-commerce was $78,890.

Convention revenue was $80 for the three months ended June 30, 2020, as compared to $2,542,632 for the comparable period ended June 30, 2019, a decrease of $2,542,552. As noted above, the Company produced no live shows during the three months ended June 30, 2020 compared to 4 Comic Contentions in addition to the “Ghostbusters Fanfest” during the three months ended June 30, 2019.

Gross Profit

The gross profit percentage increased from a gross profit percentage of 15% during the three months ended June 30, 2019, to a gross profit percentage of 41% during the three months ended June 30, 2020. The gross profit percentage increase was attributable in part to the lower operating costs of operating virtual events and e-commerce versus live events.

Operating Expenses

Operating expenses for the three months ended June 30, 2020, were $579,622, as compared to $662,250 for the three months ended June 30, 2019. The decrease is primarily attributable to a decrease in staffing and a correlating decrease in employee compensation. General and administrative expenses increased from $217,219 from the prior year comparative period to $221,057 for the current year three-month period.

Loss from Operations

The loss from operations for the three months ended June 30, 2020, was $244,244 as compared to a loss from operations of $284,417 for the three months ended June 30, 2019. The variance was primarily attributable to a decrease in compensation.

Other Expenses

Other expenses for the three months ended June 30, 2020, was $146,199 as compared to $74,875 for the three months ended June 30, 2019. In each case, the balance was primarily attributable to interest expense on the outstanding debt.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the three months ended June 30, 2020, was $390,443 or loss per basic share of $0.11, compared to a net loss of $359,292 or loss per basic share of $0.10 for the three months ended June 30, 2019.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Six Months Ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020	June 30, 2019
Convention revenue	$3,418,835	$6,092,615
Gross margin	$913,515	$969,977
Operating expenses	$1,185,032	$1,397,664
Loss from operations	$(271,517)	$(427,687)
Other income (expenses)	$(302,540)	$(154,702)
Loss income attributable to common shareholder	$(574,057)	$(582,389)
Loss per common share – basic	$(0.16)	$(0.17)
Loss per common share – diluted	$(0.16)	$(0.17)

Revenue

Because of the Covid-19 situation The Company produced 3 live events during the six months ended June 30, 2020 and will produce no further live events during 2020. Convention revenue was $2,547,994 for the six months ended June 30, 2020, as compared to $6,092,615 for the comparable period ended June 30, 2019, a decrease of $3,544,621. As noted above, the Company produced 3 live shows during the six months ended June 30, 2020 compared to 5 Comic Contentions in addition to the “Ghostbusters Fanfest” during the three months ended June 30, 2019. Average revenue generated per event in the six-month period of 2020 was $849,331 as compared to $1,015,436 during the comparable six-month period of 2019. As noted elsewhere in this current report, there are no future conventions scheduled at this time and all foreseeable revenue will come from virtual events and Jevo operations.

Commencing in 2020, the Company began the production of virtual events. For the six months ended June 30, 2020 revenue from the virtual events was $757,258.

In addition to the virtual events that were produced, the Company also engaged in e-commerce through the Wizard World Vault and on the eBay platform. During the period ending June 30, 2020, the revenue contributed by e-commerce was $113,583.

Gross Profit

The gross profit percentage increased from a gross profit percentage of 16% during the six months ended June 30, 2019, to a gross profit percentage of 27% during the six months ended June 30, 2020. The gross profit percentage increase was attributable in part to the lower operating costs of operating virtual events and e-commerce versus live events.

Operating Expenses

Operating expenses for the six months ended June 30, 2020, were $1,185,032, as compared to $1,397,664 for the six months ended June 30, 2019. The decrease is primarily attributable to a decrease in staffing and a correlating decrease in employee compensation. General and administrative expenses increased by $58,043 from the prior year comparative period.

Loss from Operations

Loss from operations for the six months ended June 30, 2020, was $271,517 as compared to loss from operations of $427,687 for the six months ended June 30, 2019. The variance was primarily attributable to the conversion from producing live events to producing virtual events and establishing the e-commerce operations, as well as costs associated with the acquisition of a new operating and the assimilation of that unit into the Company.

Other Expenses

Other expenses for the six months ended June 30, 2020, was $302,540 as compared to $154,702 for the six months ended June 30, 2019. In each case, the balance was primarily attributable to interest expense on the outstanding debt.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the six months ended June 30, 2020, was $574,057 or loss per basic share of $0.16 compared to a net loss of $582,389 or loss per basic share of $0.17 for the six months ended June 30, 2019.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2020, compared to December 31, 2019:

	June 30, 2020	December 31, 2019	Increase/(Decrease)
Current Assets	$2,905,775	$3,217,922	$(312,147)
Current Liabilities	$7,931,364	$7,703,779	$227,585
Working Capital (Deficit)	$(5,025,589)	$(4,485,857)	$(539,732)

At June 30, 2020, we had a working capital deficit of $5,025,589 as compared to working capital deficit of $4,485,857, at December 31, 2019, an increase of $539,732. The change in working capital is primarily attributable to a decrease in cash and cash equivalents and prepaid convention expenses and an increase in inventory, accounts payable and accrued expenses offset by a decrease in unearned revenue.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 was $398,843 and $514,809 respectively. The net loss for the six months ended June 30, 2020 and 2019, was $586,131 and $582,389 respectively.

Going Concern Analysis

The Company had a loss from operations of $271,517 and $427,687 for the six months ended June 30, 2020 and 2019, respectively. On June 30, 2020, we had cash and cash equivalents of approximately $2.6 million and a working capital deficit of approximately $5.0 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through August 2021. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses together with the initiation of virtual activities and e-commerce, will guide the Company in a positive direction as we continue to strive to attain profitability.

However, because of the current situation with the Covid-19 virus, the Company was unable to produce any live events after the First Quarter of 2020. At present it is unclear how many live events will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020 and 2021. At this point, the Company has postponed all of the live shows that it has scheduled for 2020. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020 and since that time the Company has produced approximately 60 virtual events. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard World Vault” as a site for consumers to purchase pop-culture memorabilia and collectables.

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

On December 19, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Barlock 2019 Fund, LP (the “Purchaser”), for the sale of the Company’s securities, comprised of (i) a $2,500,000 convertible debenture, convertible at a price of $2.50 per share, and (ii) warrants to acquire 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants are now exercisable at $0.25 per share due to anti-dilution protections contained in the securities. As a condition to Purchaser entering into the Purchase Agreement, the Company entered into a security agreement in favor of the Purchaser, granting a security interest in substantially all of the property of the Company, whether presently owned or existing or hereafter acquired or coming into existence, including but not limited to, its ownership interests in its subsidiaries, to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the debenture. The security interest is on equal footing with certain other creditors of the Company. The Company received $2,500,000 in cash from the offering of the securities but was required to pay out of the closing proceeds, Purchaser’s attorney’s fees in the amount of $25,000. The Company has agreed with the Purchaser that the funds received will be restricted and utilized only for M&A opportunities, new business ventures, brand extensions and the creation of new vertical opportunities by the Company. The subject debenture contains a “ratchet” provision that adjusts the conversion rates of the notes to the lowest rate the Company has agreed to issue stock. The effect of repricing board and employee options to $0.25 reset the conversion rates the note to $0.25. In light of the financial stress Covid-19 has placed on the Company the holder of the note has agreed to not require payment due under the outstanding notes until December 31, 2022.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had no off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company d does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 30, 2020. However, at present, because of the substantial uncertainties concerning the course and scope of the current situation with the Covid-19 virus, it is currently unclear how many live events will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020 and 2021. Already because of Covid-19 the Company has had to cease producing live events, which had been its primary source of revenue. In place and stead of the live events the Company has entered into three new lines of business: (i) The production of virtual events, (ii) engaging in e-commerce; and, (iii) entry into manufacturing and distribution with the Jevo apparatus. In that each of these endeavors is a new line of business without a track of even 90 days it is not possible to accurately project which, if any, of these enterprises will be successful. It may be that virtual events, e-commerce and the manufacturing and sale of Jevo units will generate top line revenue and net profits or it may be that some of the activities will succeed and some will fail. It remains too early to make proper projections or to be able to fully assess the scope of the risk factors that are involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2020, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Up until the age of Covid-19, the Company had a single revenue stream rooted in the sale of exhibitor booths, sponsorships, and tickets for public mass events. The virus has interrupted that revenue stream and it is uncertain when the situation will get back to normal. The Company’s work force has been reduced to a handful of employees who have continued to provide services while, at times, receiving only a portion of their salaries. In recognition of this fact, the Company’s board of directors repriced options that had been previously authorized (including, but not necessarily limited to those grants of 5/3/16, 12/29/16, 1/23/19 and 4/4/20) to $0.25 per share. Options previously granted to board members (including those grants of 9/5/18, 9/12/19 and 4/4/20, as well as the preferred conversion price for the conversion of all of the existing debt as of July 31, 2020 held by Mr. Kessler and Mr. Maatta into Preferred stock, for which preferred shares have or will be issued) were likewise priced at $0.25 per share.

On December 2, 2016, the Company issued a convertible debenture to Bristol Investment Fund, Ltd in the face amount $2,500,000 which accrues interest at the rate of 12% per annum. This debenture was originally due and payable on December 30, 2018. On December 19, 2019, the Company issued a second 12% convertible debenture to Barlock 2019 Fund, LP , also in the face amount of $2,500,000, which comes due and payable on December 30, 2021. Each such debenture contains a ratchet provision that adjusts the conversion rates of the debentures to the lowest rate at which the Company has agreed to issue stock. The effect of repricing board and employee options to $0.25 reset the conversion rates of both debentures to $0.25. In light of the financial stress Covid-19 has placed on the Company, the holders of both the Bristol Investment Fund, Ltd debenture and the Barlock 2019 Fund LP debenture have agreed to not require payment due under each of the outstanding debentures until December 31, 2022.

On July 29, 2020, the Company amended its Amended and Restated Certificate of Incorporation by filing with the Office of the Secretary of State of the State of Delaware a Certificate of Amendment to the Amended and Restated Certificate of Incorporation for the purpose of changing the name of the Company from Wizard Entertainment, Inc. to Wizard Brands, Inc. A copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation is attached to this current report as Exhibit 3.2.

On August 11, 2020, the Company filed with the Office of the Secretary of State of the State of Delaware a Certificate of Designation and Restatement of Rights, Preferences and Restrictions of Series A Preferred Stock for the purpose of amending the rights and preferences of its Series A Preferred Stock. A copy of the filing is attached to this current report as Exhibit 3.3.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.*

3.3	Certificate of Designation and Restatement of Rights, Preferences and Restrictions of Series A Preferred Stock.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD BRANDS, INC.

Date: August 14, 2020	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

