Form 10-Q
period 2020-09-30
WIZARD BRANDS, INC.
filed 2020-11-16
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 16, 2020, there were 3,506,752 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard Brands, Inc.

September 30, 2020

Wizard Brands, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,090,752	$2,777,654
Accounts receivable, net	5,602	113
Inventory	220,641	-
Prepaid convention expenses	-	342,283
Prepaid expenses	101,224	97,872

Total Current Assets	2,418,219	3,217,922

Property and equipment, net	65,673	58,104

Intangibles, net	146,393	-

Operating lease right of use asset, net	274,935	170,696

Security deposits	18,437	9,408

Total Assets	$2,923,657	$3,456,130

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,158,293	$3,317,972
Unearned revenue	745,205	1,568,242
Notes payable	-	-
Operating lease liability	97,722	93,324
Convertible promissory note – related party, net	2,500,000	2,500,000
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	6,725,461	7,703,779

Operating lease liability, net	180,049	79,816
Notes payable, net	-	-
Convertible debenture, net	-	1,929,264
Total Liabilities	6,905,510	9,712,859

Commitments and contingencies

Stockholders’ Deficit
Preferred stock-Series A Cumulative and Convertible par value $0.0001: 500,000 shares authorized; 173,974 and none shares outstanding, respectively	17	-
Preferred stock par value $0.0001: 4,500,000 shares authorized; none and 288,448 shares issued and outstanding, respectively	-	29
Common stock par value $0.0001: 100,000,000 shares authorized; 3,506,752 and 3,506,752 shares issued and outstanding, respectively	351	351
Additional paid-in capital	23,161,556	21,854,134
Accumulated deficit	(29,416,628)	(28,098,745)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(6,267,202)	(6,256,729)

Total Liabilities and Stockholders’ Deficit	$2,923,657	$3,456,130

See accompanying notes to the condensed consolidated financial statements

Wizard Brands, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues	$601,042	$2,830,254	$4,019,877	$8,922,869

Cost of revenues	274,518	2,727,310	2,779,838	7,849,948

Gross margin	326,524	102,944	1,240,039	1,072,921

Operating expenses
Share-based compensation	269,925	55,407	310,522	243,100
Salaries and benefits	258,702	269,655	725,038	867,886
Consulting fees	145,190	134,094	371,350	351,939
General and administrative	254,196	235,287	706,135	629,183

Total operating expenses	926,055	694,443	2,111,087	2,092,107

Loss from operations	(599,531)	(591,499)	(871,048)	(1,019,186)

Other income (expenses)
Interest expense	(144,295)	(74,874)	(456,835)	(229,576)
Other income	-	-	10,000	-

Total other expenses	(144,295)	(74,874)	(446,835)	(229,576)

Loss before income tax provision	(743,826)	(666,373)	(1,317,883)	(582,389)

Income tax provision	-	-	-	-

Net loss	(743,826)	(666,373)	(1,317,883)	(1,248,762)

Series A Preferred dividends	33,174	-	33,174	-

Net loss attributable to common stockholders	$(710,652)	$(666,373)	$(1,284,709)	$(1,248,762)

Loss per share - basic	$(0.20)	$(0.19)	$(0.37)	$(0.36)

Loss per share - diluted	$(0.20)	$(0.19)	$(0.37)	$(0.36)

Weighted average common shares outstanding - basic	3,506,752	3,506,752	3,506,752	3,506,752
Weighted average common shares outstanding - diluted	3,506,752	3,506,752	3,506,752	3,506,752

See accompanying notes to the condensed consolidated financial statements

Wizard Brands, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Three Months Ended September 30, 2020

	Series A Preferred Stock Par value $0.0001		Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, June 30, 2020	-	$-	288,448	$29	3,506,752	$351	$21,894,731	$(28,672,802)	$(12,498)	$(6,790,189)

Share-based compensation	-	-	-	-	-	-	269,826	-	-	269,826

Cancellation of Preferred shares	-	-	(288,448)	(29)	-	-	(709,553)	-	-	(709,582)

Issuance of preferred stock for settlement of accrued liabilities	173,974	17	-	-	-	-	1,739,726	-	-	1,739,743

Deemed dividend	-	-	-	-	-	-	(33,174)	-	-	(33,174)

Net loss	-	-	-	-	-	-	-	(743,826)	-	(743,826)

Balance, September 30, 2020	173,974	$17	-	$-	3,506,752	$351	$23,161,556	$(29,416,628)	$(12,498)	$(6,267,202)

For the Three Months Ended September 30, 2019

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance – June 30, 2019	288,448	$29	3,506,752	$351	$21,214,692	$(26,159,987)	$(12,498)	$(5,309,493)

Share-based compensation	-	-	-	-	55,407	-	-	55,407

Net income	-	-	-	-	-	(666,373)	-	(666,373)

Balance – September 30, 2019	288,448	$29	3,506,752	$351	$21,277,311	$(27,185,652)	$(12,498)	$(5,920,459)

See accompanying notes to the condensed consolidated financial statements

Wizard Brands, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Nine Months Ended September 30, 2020

	Series A Preferred Stock Par value $0.0001		Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2019	-	$-	288,448	$29	3,506,752	$351	$21,854,134	$(28,098,745)	$(12,498)	$(6,256,729)

Share-based compensation	-	-	-	-	-	-	310,423	-	-	310,423

Cancellation of Preferred shares	-	-	(288,448)	(29)	-	-	(709,553)	-	-	(709,582)

Issuance of preferred stock for settlement of accrued liabilities	173,974	17	-	-	-	-	1,739,726	-	-	1,739,743

Deemed dividend	-	-	-	-	-	-	(33,174)	-	-	(33,174)

Net loss	-	-	-	-	-	-	-	(1,317,883)	-	(1,317,883)

Balance, September 30, 2020	173,974	$17	-	$-	3,506,752	$351	$23,161,556	$(29,416,628)	$(12,498)	$(6,267,202)

For the Nine Months Ended September 30, 2019

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance – December 31, 2018	288,448	$29	3,506,752	$351	$21,034,211	$(25,936,890)	$(12,498)	$(4,914,797)

Share-based compensation	-	-	-	-	243,100	-	-	243,100

Net income	-	-	-	-	-	(1,248,762)	-	(1,248,762)

Balance – September 30, 2019	288,448	$29	3,506,752	$351	$21,277,311	$(27,185,652)	$(12,498)	$(5,920,459)

See accompanying notes to the condensed consolidated financial statements

Wizard Brands, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities:
Net loss	$(1,317,883)	$(1,248,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,022	36,390
Accretion of debt discount	8,585	4,999
Right-of-use asset amortization	392	2,444
Share-based compensation	310,423	243,100
Changes in operating assets and liabilities:
Accounts receivable	(5,489)	123,345
Inventory	(220,641)	-
Prepaid convention expenses	342,283	744,756
Prepaid expenses	(3,352)	30,305
Security deposits	(9,029)	-
Accounts payable and accrued expenses	830,039	92,467
Unearned revenue	(823,037)	(723,119)

Net Cash Used In Operating Activities	(870,687)	(694,075)

Cash Flows from Investing Activities:
Purchase of property and equipment	(24,591)	(6,951)
Purchase of intangible assets	(139,124)	-

Net Cash Used In Investing Activities	(163,715)	(6,951)

Cash Flows from Investing Activities:
Proceeds from notes payable	347,500	-

Net Cash Provided by Financing Activities	347,500	-

Net change in cash and cash equivalents	(686,902)	(701,026)

Cash and cash equivalents at beginning of reporting period	2,777,654	1,014,671

Cash and cash equivalents at end of reporting period	$2,090,752	313,645

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$173,938	$252,980
Deemed dividend	$33,074	$-

See accompanying notes to the condensed consolidated financial statements

Wizard Brands, Inc.

September 30, 2020

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

Recent Developments

On April 28, 2020 the Company, through one of its wholly-owned operating subsidiaries, acquired the assets of the creator of the Jevo machine, which is a patent protected first-mover application for the creation of gelatin shots. With Jevo, the Company will diversify its revenue generation capabilities by manufacturing, marketing and selling Jevo units and related consumables, both nationally and internationally to: bars, restaurants, clubs, casinos, hotels, cruise lines, resorts and other establishments that serve beverages (both alcoholic and non-alcoholic) to the public. In addition to food and beverage applications the Company has identified other market segments where the Jevo units can be marketed including but not limited to the healthcare industry. The acquisition of Jevo is the Company’s initial entry into M&A activity intended to broaden the Company’s revenue base. Following the closing of the merger transaction, Jevo’s financial statements as of the closing were consolidated with the financial statements of the Company. As of the date of this report, the purchase price allocation has yet to be valued.

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a loss from operations of $871,048 and $1,019,186 for the nine months ended September 30, 2020 and 2019, respectively. On September 30, 2020, we had cash and cash equivalents of approximately $2.1 million and a working capital deficit of approximately $4.3 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through November 2021. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017, together with the initiation of virtual activities and e-commerce, will guide the Company in a positive direction as we continue to strive to attain profitability. During 2019 and 2020, the Company has utilized internal controls, operating procedures and techniques to control costs. These operating changes have included staff cuts and the realignment of various operating functions within the Company.

However, because of the current situation with the Covid-19 virus, the Company was unable to produce any live events after the First Quarter of 2020. At present it is unclear how many live events will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in Fourth Quarter of 2020 and beyond. At this point, the Company has postponed all of the live shows that it has scheduled for 2020. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020 and since that time the Company has produced approximately 150 virtual events during the current quarter. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard World Vault” as a site for consumers to purchase pop-culture memorabilia and collectables.

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

As of September 30, 2020 and December 31, 2019, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of September 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $0 and $0, respectively.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	September 30, 2020	December 31, 2019
Finished goods	$220,641	$-

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

Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group’s carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

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

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the three and nine months ended September 30, 2020 and 2019, the Company recognized $0 losses from this venture, respectively.

As of September 30, 2020 and December 31, 2019, the investment in CONtv was $0.

As of September 30, 2020 and December 31, 2019, the amount due to CONtv was $224,241.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2020 contained a significant financing component.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant revenue stream for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Conventions	$2,608,678	$8,922,869
Virtual	1,216,686	-
Vault	191,906	-
Jevo	2,607	-
Total revenue	$4,019,877	$8,922,869

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of revenue as incurred.

Shipping and handling costs were $0 and $0 for the three and nine months ended September 30, 2020 and 2019, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Convertible note	833,333	833,333
Common stock options	792,750	243,375
Common stock warrants	1,133,333	833,333

Total contingent shares issuance arrangement, stock options or warrants	2,759,416	1,913,041

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2020	December 31, 2019
Computer Equipment	$36,526	$48,128
Equipment	474,068	474,068
Furniture and Fixtures	63,925	62,321
Vehicles	15,000	-
Leasehold Improvements	27,095	22,495
	616,614	607,012
Less: Accumulated depreciation	(550,941)	(548,908)
	$65,673	$58,104

Depreciation expense was $17,022 and $24,350 for the nine months ended September 30, 2020 and 2019, respectively.

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

During the nine months ended September 30, 2020 and 2019, the Company incurred expenses of approximately $131,250 and $127,355, for each period for services provided by Bristol, respectively. On November 22, 2018, the Board of Directors of the Company decided to issue 210,982 shares of Preferred stock (“2018 Bristol shares”) for settlement of the outstanding fees due to Bristol totaling $496,875. At September 30, 2020 and December 31, 2019, the Company accrued $0 and $125,154, respectively, of net monthly fees due to Bristol. On August 3, 2020, the Board of Directors resolved to convert the total amount of debt owed to Bristol of $384,375, as of July 31, 2020, into 38,438 shares of Series A Preferred stock. In addition, on August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Bristol shares and issue a new total of 88,125 shares of Series A Preferred stock.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the nine months ended September 30, 2020 and 2019, the Company paid lease obligations $80,635 and $80,173, respectively, under the Sublease. See Note 8.

Loan from officer

During the year ended December 31, 2019, the CEO made a non-interest bearing loan to the Company of $100,000. During the nine months ended September 30, 2020, an additional $125,000 was loaned to the Company, which together with other amounts paid on behalf of the Company, brought the total amount loaned to $351,000. The outstanding balance under the loan payable as of September 30, 2020, and December 31, 3019 was $0 and $100,000, respectively, and was included in accounts payable and accrued liabilities on the condensed consolidated balance sheet. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt (including loans made to the Company and deferred compensation) owed to John D. Maatta, as of July 31, 2020, into 35,074 shares of Series A Preferred Stock. In addition, on August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Maatta shares previously issued for outstanding deferred compensation and issue a new total of 85,868 shares of Series A Preferred stock (see Note 8).

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $0 as of September 30, 2020 and December 31, 2019, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

Securities Purchase Agreement – December 2019

Effective December 19, 2019, the Company entered into the Purchase Agreement with a Purchaser, pursuant to which the Company sold to the Purchaser, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture and (ii) Series A Warrants. Pursuant to the Purchase Agreement, the Company paid $25,400 to the Purchaser to cover the Purchaser’s legal fees. The Company recorded as a debt discount of $25,400 related to the cash paid and the relative fair value of the shares issued to Purchaser for legal fees. A principal of the Purchaser serves as a Director on the Board of the Company. See Note 7.

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the nine months ended September 30, 2020 and 2019, the Company recognized $0 losses from this venture, respectively.

As of September 30, 2020 and December 31, 2019, the investment in CONtv was $0.

As of September 30, 2020 and December 31, 2019, the amount due to CONtv was $224,241.

Note 6 – Notes Payable

Paycheck Protection Program

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay payroll costs, including some benefits over a covered period of up to 24 weeks. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 30, 2020, the Company closed a $197,600 SBA guaranteed PPP loan. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount. As of September 30, 2020, the outstanding balance under the loan was $197,600.

Small Business Administration Loan

On June 9, 2020, the Company executed a loan agreement with the SBA. The Company received aggregate proceeds of $149,900 under the loan which shall accrue interest at a rate of 3.75% and will mature in June 2050. As of September 30, 2020, the outstanding balance under the loan was $149,900.

Note 7 – Convertible Debenture

Securities Purchase Agreement

Effective December 19, 2019, the Company entered into the Purchase Agreement with a Purchaser (related party), pursuant to which the Company sold to the Purchaser, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture and (ii) Series A Warrants. Pursuant to the Purchase Agreement, the Company paid $25,400 to the Purchaser to cover the Purchaser’s legal fees. The Company recorded as a debt discount of $25,400 related to the cash paid and the relative fair value of the shares issued to Purchaser for legal fees.

(i) Debenture

The Debenture with an initial principal balance of $2,500,000, due December 30, 2021 (the “Maturity Date”), will accrue interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2020, (ii) on each date the Purchaser converts, in whole or in part, the Debenture into Common Stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Debenture (only as to that principal amount then being redeemed) and on the Maturity Date. The Debenture is convertible into shares of the Company’s Common Stock at any time at the option of the holder, at an initial conversion price of $2.50 (as converted) per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $2.50 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date. In July 2020, the Purchaser agreed to extend the debenture a year as well as forbear any collection on the debenture up to December 30, 2022. The subject debenture contains a “ratchet” provisions that adjusts the conversion rates of the notes to the lowest rate the Company has agreed to issue stock. The effect of repricing board and employee options to $0.25 reset the conversion rates the note to $0.25. In light of the financial stress Covid-19 has placed on the Company the holder of the debenture has agreed to not require payment due under the outstanding debenture until December 31, 2022.

(ii) Warrants

The Series A Warrants to acquire up to 300,000 shares of Common Stock at the Series A Initial Exercise Price of $2.50 and expiring on December 1, 2024. The Warrants may be exercised immediately upon the issuance date, upon the option of the holder. The exercise price has now been adjusted to $0.25.

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $536,751 and $0 as of September 30, 2020 and December 31, 2019, respectively, which includes the debt discount and debt issuance costs recorded upon execution of the Securities Purchase Agreement discussed above.

Note 8 – Commitments and Contingencies

Appointment of President and Chief Executive Officer

On April 22, 2016, the Board approved the appointment of Mr. John D. Maatta as the Company’s President and Chief Executive Officer, effective as of May 3, 2016. Mr. Maatta will continue to serve as a member of the Board. In addition, the Board granted Mr. Maatta options to purchase up to an aggregate of 55,000 shares of the Company’s common stock, subject to the terms and conditions of the Third Amended and Restated 2011 Stock Incentive and Award Plan, which were fully vested as of December 31, 2018. Mr. Maatta formally entered into his Employment Agreement with the Company on July 17, 2016. Effective January 1, 2018, Mr. Maatta has elected to receive 50% of the compensation provided for his employment contract and is currently receiving $125,000 per year with the remainder of the balance deferred which amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. On November 22, 2018, the Board of Directors of the Company decided to issue 86,466 shares of Preferred stock (the “2018 Maatta shares”) for settlement of the deferred compensation due to Mr. Maatta totaling $212,707. Deferred compensation for Mr. Maatta accrued as of September 30, 2020 and December 31, 2019 and 2018 was $0 and $186,885, respectively. From time to time Mr. Maatta has made non-interest bearing loans to the Company. As of September 30, 2020 and December 31, 2019 the outstanding loans due to Mr. Maatta were $0 and $100,000, respectively, which was included in accounts payable and accrued liabilities on the condensed consolidated balance sheet. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt owed to Mr. Maatta of $563,443, as of July 31, 2020, into 56,344 shares of Series A Preferred stock. In addition, on August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Maatta shares and issue a new total of 85,868 shares of Series A Preferred stock.

On January 23, 2019, the Company granted options to purchase an additional 20,000 shares of the Company’s common stock. The options were with an exercise price of $2.60 (as converted) per share, a term of 5 years, and immediate vesting. The options have an aggregated fair value of approximately $46,431 that was calculated using the Black-Scholes option-pricing model.

On August 3, 2020, the Company granted options to purchase an additional 100,000 shares of the Company’s common stock. The options were with an exercise price of $0.25 (as converted) per share, a term of 5 years, and immediate vesting. The options have an aggregated fair value of approximately $119,999 that was calculated using the Black-Scholes option-pricing model.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of $18,750. For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. On November 22, 2018, the Board of Directors of the Company decided to issue 201,982 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. As of September 30, 2020 and December 31, 2019, the Company accrued $0 and $125,154, respectively, of net monthly fees due to Bristol. The Company’s consulting agreement with Bristol Capital, LLC has been amended so that the monthly fee may now, at the option of the Company, be paid in preferred stock. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt owed to Bristol of $384,375, as of July 31, 2020, into 38,438 shares of Series A Preferred stock. In addition, on August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Bristol shares and issue a new total of 88,125 shares of Series A Preferred stock.

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

Note 9 – Operating Leases

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the nine months ended September 30, 2020 and 2019, the Company paid lease obligations $80,635 and $80,173, respectively, under the Sublease.

On April 28, 2020, upon acquisition of the Jevo assets, the Company entered into a lease agreement with a third party. The term of the lease is for 5 years beginning on May 1, 2020 commencing with a three month rent holiday followed by monthly payments of $3,900 with a an approximate 2% escalation clause. During the nine months ended September 30, 2020 and 2019, the Company paid lease obligations $7,800 and $0, respectively, under the lease.

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

The components of lease expense were as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Operating lease	$88,435	$80,173
Sublease income	(12,900)	(28,807)
Total net lease cost	$75,535	$51,366

Supplemental cash flow and other information related to leases was as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(69,307)	$(78,287)

ROU assets obtained in exchange for lease liabilities:
Operating leases	$173,938	$252,980

Weighted average remaining lease term (in years):
Operating leases	3.20	1.92

Weighted average discount rate:
Operating leases	12%	12%

The following table presents the maturity of the Company’s lease liabilities as of September 30, 2020:

For the twelve months ending September 30:
2021	$129,344
2022	76,287
2023	49,015
2024	49,996
2025	33,773
338,415
Less: Imputed interest	(60,644)
Present value	$277,771

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

The Company’s authorized capital stock consists of 105,000,000 shares, of which 100,000,000 are for shares of common stock, par value $0.0001 per share, and 5,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 500,000 have been designated as Series A Cumulative Convertible Preferred Stock (“Series A”).

As of September 30, 2020 and December 31, 2019, there were 173,974 and 0 shares of Series A preferred stock issued and outstanding, respectively.

As of September 30, 2020 and December 31, 2019, there were 0 and 288,448 shares of preferred stock issued and outstanding, respectively.

As of September 30, 2020 and December 31, 2019, there were 3,506,752 and 3,506,752 shares of common stock issued and outstanding, respectively. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2019	226,000	$3.00
Exercisable – December 31, 2019	171,083	$2.62
Granted	587,500	$0.41
Exercised	-	$-
Forfeited/Cancelled	(20,750)	$-
Outstanding – September 30, 2020	792,750	$1.78
Exercisable – September 30, 2020	438,323	$2.76

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 – 18.80	792,750	4.20 years	$1.78	438,323	$2.76

At September 30, 2020, the total intrinsic value of options outstanding and exercisable was $346,875 and $155,156, respectively.

During the nine months ended September 30, 2020 and 2019, the Company recorded total stock-based compensation expense related to options of approximately $310,423 and $187,700, respectively. The unrecognized compensation expense at September 30, 2020 was approximately $398,346.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2019	1,133,333	$2.80
Exercisable – December 31, 2019	1,133,333	$2.80
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2020	1,133,333	$3.00
Exercisable – September 30, 2020	1,133,333	$3.00

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.60 – 3.00	1,133,333	1.96 years	$3.00	1,133,333	$3.00

At September 30, 2020 the total intrinsic value of warrants outstanding and exercisable was $0.

Note 11 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2020 and December 31, 2019, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 12 – Subsequent Events

The Company is moving the accounting and possibly other functions to the Barlock offices in Utah.

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

Overview

This discussion is intended to provide information to assist the understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes; as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the three and nine months ended September 30, 2020 and 2019, included elsewhere in this report.

Prior to the onset of the age of Covid-19 the Company produced live pop culture conventions (“Comic Conventions”) across the United States providing a social networking and entertainment venue for enthusiasts of movies, TV shows, video games, technology, toys, social networking, gaming, comic books, and graphic novels. Our Comic Conventions have provided an opportunity for companies in the entertainment, toy, gaming, publishing and retail business to carry out sales, marketing, product promotion, public relations, advertising, and sponsorship efforts. However, at present, because of the substantial uncertainties concerning the course and scope of the current situation with the Covid-19 virus, it is currently clear that no live events will be produced by the Company during Q4 of 2020. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company. Because of the Covid-19 situation, the Company has not been able to produce a live event since March 8, 2020 in Cleveland, Ohio. Events that had been planned for 2020 have been postponed into 2021. Currently no live events are scheduled for the remainder of 2020. Live events are scheduled for New Orleans and Philadelphia in January 2021. However, at this point it is unknowable if such scheduled events can take place or not, with the determination being solely dependent on the progression of the Covid-19 virus, and the imposition of governmental authority either allowing or disallowing the mounting of live events.

During 2019 and 2020, the Company has utilized internal controls, operating procedures and techniques to control costs. These operating changes have included staff cuts and the realignment of various operating functions within the Company.

Plan of Operation

Prior to the onset of the Covid-19 Pandemic, the Company primarily engaged in the live event business with derived income mainly from: (I) the production of Comic Conventions, which involve the sales of admissions and exhibitor booth space; and, (ii) sale of sponsorships and advertising. The Company, while taking steps to enhance its live event operations, was steadily moving into the space of being a hyphenate live-event/media company. However, at present, because of the substantial uncertainties concerning the course and scope of the current situation with the Covid-19 virus, it is currently unclear how many live events, if any, will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in the Fourth Quarter of 2020 and beyond.

In recognition of the fact that the Covid-19 situation would cause a cessation of the Company’s ability to produce live events in the near, intermediate or potentially the long term; the Company aggressively took steps to alter its operations in the face of the Pandemic. In particular, the Company: (I) Entered the virtual event space as of March 31, 2020, (ii) Entered the e-commerce space, and (iii) engaged in M&A activity and acquiring the assets of a company that manufactured and distributed the Jevo apparatus.

It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020 and in 2021 and beyond. At this point, the Company has cancelled all of its of its previously-planned shows which were to take place in 2020. The Company evaluates the progression of Covid-19 and the governmental response to the virus continually. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020. Such shows are continuing with numerous shows per week. In addition, the Company has moved into e-commerce with online sales of collectables with the creation of the “Wizard Vault” as a site for consumers to purchase pop-culture collectables.

Virtual Experiences

Since March 31. 2020 The Company has produced over 150 on-line virtual events which allow for interactive communication between celebrities and their fans. The virtual events that are produced by the Company feature a no-charge 30 to 45 minute moderated discussion. Following the moderated discussion there is an opportunity for fans to speak directly with celebrities while paying by the minute for the experience. Additionally, autographs and videos are being sold.

The Wizard World Vault

In addition to the production of the virtual events the Company has created the Wizard World Vault (the “Vault”) . The Vault is a collection of autographed photographs, memorabilia and one-of-a-kind collectibles that are offered for sale via e-commerce. The Vault which launched at or about the same time as the Virtual Experiences has already proven to be a popular source of celebrity memorabilia among fans of motion pictures and television programming. Included in the Vault is inventory which includes stock from the Company’s inventory of merchandise, consignment inventory, and merchandise that is being sourced for sale by the Company.

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

Manifestly, the issues emanating from the Covid-19 Pandemic have impacted the hospitality industry ( a key segment for Jevo sales), which in turn have impacted operations of Jevo. However, the Company has utilized this time to engage in a wide range of preparatory activities positioning Jevo for a successful re-launch. Such preparatory activities have included, but are not limited to, engaging with suppliers, forecasting and ordering consumables, establishing sales channels, creating marketing materials, and engaging in numerous inventory and supply chain processes necessary to successfully relaunch the manufacturing of Jevo units. The acquisition of Jevo is the Company’s initial entry into M&A activity intended to broaden the Company’s revenue base.

The Company has now identified and has actualized opportunities to expand its revenue base by entry into the areas of: (I) retailing collectables; (ii) providing virtual opportunities to fans to interact with celebrities; (iii) creating live (when and as allowed by governmental authorities) and virtual events and conferences focused on new subject matter and affinities; and (iv) exploiting the opportunities in manufacturing and distribution brought about by the Jevo acquisition and (v) engaging in M&A opportunities. The company intends to continue forward with these activities in 2020.

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020	September 30, 2019
Revenues	$601,042	$2,830,254
Gross margin	$326,524	$102,944
Operating expenses	$926,055	$694,443
Loss from operations	$(599,531)	$(591,499)
Other income (expenses)	$(144,295)	$(74,874)
Loss income attributable to common shareholder	$(743,826)	$(666,373)
Loss per common share – basic	$(0.21)	$(0.19)
Loss per common share – diluted	$(0.21)	$(0.19)

Revenue

Because of the Covid-19 situation the Company produced no live events during the Third Quarter of 2020 and will produce no further events during 2020. Rather, the Company, commencing on March 31, 2020 commenced the production of virtual events. Between March 31, 2020 and the present, the Company has produced approximately 150 virtual events. For the three months ended September 30, 2020 revenue from the virtual events was $459,428.

In addition to the virtual events that were produced, the Company also engaged in e-commerce through the Wizard World Vault and on the eBay platform. During the three-month period ending September 30, 2020, the revenue contributed by e-commerce was $78,323.

Convention revenue was $0 for the three months ended September 30, 2020, as compared to $2,830,254 for the comparable period ended September 30, 2019, a decrease of $2,830,254. As noted above, the Company produced no live shows during the three months ended September 30, 2020 compared to four Comic Contentions during the three months ended September 30, 2019.

Gross Profit

The gross profit percentage increased from a gross profit percentage of 3.6% during the three months ended September 30, 2019, to a gross profit percentage of 54.3% during the three months ended September 30, 2020. The gross profit percentage increase was attributable in part to the lower operating costs of operating virtual events and e-commerce versus live events.

Operating Expenses

Operating expenses for the three months ended September 30, 2020, were $926,055, as compared to $694,443 for the three months ended September 30, 2019. The increase is primarily attributable to an increase in stock-based compensation and the on-boarding of the Jevo operation, offset by a decrease in staffing and a correlating decrease in employee compensation. General and administrative expenses increased from $235,287 from the prior year comparative period to $254,196 for the current year three-month period.

Loss from Operations

The loss from operations for the three months ended September 30, 2020, was $599,531 as compared to a loss from operations of $591,499 for the three months ended September 30, 2019. The variance was primarily attributable to an increase in stock-based compensation, and the costs related to the integration of the Jevo unit.

Other Expenses

Other expenses for the three months ended September 30, 2020, was $144,295 as compared to $74,874 for the three months ended September 30, 2019. In each case, the balance was primarily attributable to interest expense on the outstanding debt.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the three months ended September 30, 2020, was $743,826 or loss per basic share of $0.21, compared to a net loss of $666,373 or loss per basic share of $0.19 for the three months ended September 30, 2019.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Nine Months Ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Revenues	$4,019,877	$8,922,869
Gross margin	$2,779,838	$1,072,921
Operating expenses	$2,111,087	$2,092,107
Loss from operations	$(871,048)	$(1,019,186)
Other (expenses)	$(446,835)	$(229,576)
Loss income attributable to common shareholder	$(1,317,883)	$(1,248,762)
Loss per common share – basic	$(0.38)	$(0.36)
Loss per common share – diluted	$(0.38)	$(0.36)

Revenue

Because of the Covid-19 situation The Company was able to produce only 3 live events during the nine months ended September 30, 2020 and will produce no further live events during 2020. Convention revenue was $2,608,678 for the nine months ended September 30, 2020, as compared to $8,922,869 for the comparable period ended September 30, 2019, a decrease of $6,314,191. As noted above, the Company produced 3 live shows during the nine months ended September 30, 2020 compared to nine Comic Contentions in addition to the “Ghostbusters Fanfest” during the nine months ended September 30, 2019. Average revenue generated per event in the nine-month period of 2020 was $869,559 as compared to $892,287 during the comparable nine-month period of 2019. As noted elsewhere in this current report, there are no future conventions scheduled at this time and all foreseeable revenue will come from virtual events, the Wizard World Vault and Jevo operations.

Commencing in 2020, the Company began the production of virtual events. For the nine months ended September 30, 2020 revenue from the virtual events was $1,216,686.

In addition to the virtual events that were produced, the Company also engaged in e-commerce through the Wizard World Vault and on the eBay platform. During the nine-month period ending September 30, 2020, the revenue contributed by e-commerce was $191,906.

The Jevo operating unit was acquired as of April 28, 2020. During the nine months ended September 30,2020 the revenue contributed by Jevo was $2,607.

Gross Profit

The gross profit percentage increased from a gross profit percentage of 12.0% during the nine months ended September 30, 2019, to a gross profit percentage of 30.8% during the nine months ended September 30, 2020. The gross profit percentage increase was attributable in part to the significantly lower operating costs of operating virtual events and e-commerce versus live events.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020, were $2,111,087, as compared to $2,092,107 for the nine months ended September 30, 2019. The increase is primarily attributable to the integration of the Jevo operations which increased the consulting fees and general and administrative expenses in addition to an increase of stock-based compensation. These increases were offset by a decrease in employee compensation. General and administrative expenses increased by $76,952 from the prior year comparative period.

Loss from Operations

Loss from operations for the nine months ended September 30, 2020, was $871,048 as compared to loss from operations of $1,019,186 for the nine months ended September 30, 2019. The variance was primarily attributable to the transition from producing live events to producing virtual events and establishing the e-commerce operations, as well as costs associated with the acquisition of the Jevo operating unit and the assimilation of the Jevo unit into the Company.

Other Expenses

Other expenses for the nine months ended September 30, 2020, was $446,835 as compared to $229,576 for the nine months ended September 30, 2019. In each case, the balance was primarily attributable to interest expense on the outstanding debt.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the nine months ended September 30, 2020, was $1,317,883 or loss per basic share of $0.38 compared to a net loss of $1,248,762 or loss per basic share of $0.36 for the nine months ended September 30, 2019.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2020, compared to December 31, 2019:

	September 30, 2020	December 31, 2019	Increase/(Decrease)
Current Assets	$2,418,219	$3,217,922	$(799,703)
Current Liabilities	$6,725,461	$7,703,779	$(978,318)
Working Capital (Deficit)	$(4,307,242)	$(4,485,857)	$178,615

At September 30, 2020, we had a working capital deficit of $4,307,242 as compared to working capital deficit of $4,485,857, at December 31, 2019, a change of $178,615. The change in working capital is primarily attributable to a decrease in cash and cash equivalents and prepaid convention expenses and an increase in inventory, accounts payable and accrued expenses offset by a decrease in unearned revenue.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 was $870,687 and $1,181,182, respectively. The net loss for the nine months ended September 30, 2020 and 2019, was $1,317,883 and $1,248,762, respectively.

Going Concern Analysis

The Company had a loss from operations of $871,048 and $1,019,186 for the nine months ended September 30, 2020 and 2019, respectively. On September 30, 2020, we had cash and cash equivalents of approximately $2.1 million and a working capital deficit of approximately $4.5 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through November 2021. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses together with the initiation of virtual activities and e-commerce, will guide the Company in a positive direction as we continue to strive to attain profitability.

However, because of the current situation with the Covid-19 virus, the Company was unable to produce any live events after the First Quarter of 2020. At present it is unclear how many live events will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2020 and 2021. At this point, the Company has postponed all of the live shows that it has scheduled for 2020. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020 and since that time the Company has produced approximately 150 virtual events. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard World Vault” as a site for consumers to purchase pop-culture memorabilia and collectables.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company had no off-balance sheet arrangements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2020, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.**

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.**

3.3	Certificate of Designation and Restatement of Rights, Preferences and Restrictions of Series A Preferred Stock.**

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

** Filed on August 14, 2020, as an exhibit to the Company’s quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD BRANDS, INC.

Date: November 16, 2020	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

