Form 10-Q/A
period 2020-09-30
WIZARD BRANDS, INC.
filed 2020-11-24
CIK 1162896

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

[Explanatory Note: This Amendment No. 1 to the Form 10-Q for the quarter ended September 30, 2020, filed on November 16, 2020, contains changes to the numbers for line items “Notes payable, net”, “Convertible debenture, net”, and “Total Liabilities” on page F-2, together with applicable changes to associated XBRL files. All other content of the original 10-Q filing remains unchanged.]

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard Brands, Inc.

September 30, 2020

Wizard Brands, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,090,752	$2,777,654
Accounts receivable, net	5,602	113
Inventory	220,641	-
Prepaid convention expenses	-	342,283
Prepaid expenses	101,224	97,872

Total Current Assets	2,418,219	3,217,922

Property and equipment, net	65,673	58,104

Intangibles, net	146,393	-

Operating lease right of use asset, net	274,935	170,696

Security deposits	18,437	9,408

Total Assets	$2,923,657	$3,456,130

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,158,293	$3,317,972
Unearned revenue	745,205	1,568,242
Notes payable	-	-
Operating lease liability	97,722	93,324
Convertible promissory note – related party, net	2,500,000	2,500,000
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	6,725,461	7,703,779

Operating lease liability, net	180,049	79,816
Notes payable, net	1,937,849	-
Convertible debenture, net	347,500	1,929,264
Total Liabilities	9,190,859	9,712,859

Commitments and contingencies

Stockholders’ Deficit
Preferred stock-Series A Cumulative and Convertible par value $0.0001: 500,000 shares authorized; 173,974 and none shares outstanding, respectively	17	-
Preferred stock par value $0.0001: 4,500,000 shares authorized; none and 288,448 shares issued and outstanding, respectively	-	29
Common stock par value $0.0001: 100,000,000 shares authorized; 3,506,752 and 3,506,752 shares issued and outstanding, respectively	351	351
Additional paid-in capital	23,161,556	21,854,134
Accumulated deficit	(29,416,628)	(28,098,745)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(6,267,202)	(6,256,729)

Total Liabilities and Stockholders’ Deficit	$2,923,657	$3,456,130

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

WIZARD BRANDS, INC.

Date: November 24, 2020	By:	/s/ John D. Maatta
	Name:	John D. Maatta
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

