Form 10-K
period 2020-12-31
WIZARD BRANDS, INC.
filed 2021-03-29
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

Commission File Number 000-33383

WIZARD BRANDS, INC.

(Exact name of registrant as specified in charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Homestead Road Park City, UT	84098
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-525-0231

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

The market value of the voting and non-voting common stock was $1,118,969 based on 771,778 shares held by non-affiliates. The shares were valued at $1.45 per share, that being the closing price on June 30, 2020, the last business day of the registrant’s most recently completed second quarter.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 29, 2021, there were 3,506,752 shares of the issuer’s common stock outstanding.

WIZARD BRANDS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2020

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, Wizard Brands, Inc. (the “Company”) cannot provide assurance that the expectations reflected in these forward-looking statements will prove to be correct. The Company’s actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot provide assurance that actual results will be consistent with these forward-looking statements. Important factors that could cause the Company’s actual results, performance or achievements to differ from these forward-looking statements include the following:

●	the availability and adequacy of cash flow to meet the Company’s requirements;

●	economic, competitive, demographic, business and other conditions in the Company’s local and regional markets;

●	changes in the Company’s business and growth strategy;

●	changes or developments in laws, regulations or taxes in the entertainment industry;

●	actions taken or not taken by third-parties, including the Company’s contractors and competitors;

●	the availability of additional capital; and

●	other factors discussed under the section entitled “Risk Factors” or elsewhere in this Annual Report.

All forward-looking statements attributable to the Company are expressly qualified in their entirety by these and other factors. The Company undertakes no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

Part I

Item 1. Business

Corporate History

Wizard Brands, Inc. (formerly known as) Wizard Entertainment, Inc., Wizard World, Inc. and GoEnergy, Inc.) was incorporated in Delaware on May 2, 2001. The Company was initially involved in oil and gas exploration but ceased operations and abandoned any interests it had in such properties.

On December 7, 2010, the Company entered into a Share Purchase and Share Exchange Agreement (the “Exchange Agreement”) among the Company, an entity known as “Conventions” which was the former majority stockholder of the Company, and shareholders of Conventions, under which Conventions became a wholly owned subsidiary of the Company.

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

In 2018, the Company changed its name from Wizard World, Inc. to Wizard Entertainment, Inc.

On July 29, 2020, the Company changed its name from Wizard Entertainment, Inc. to Wizard Brands, Inc.

The Company’s executive offices are located at 2700 Homestead Road, Park City, UT 84098, the telephone number is 650-525-0231. We promote and operate our business operations in part, through the use of our websites, www.wizardworld.com, www.wizardbrands.com, and www.getjevo.com.

Comic Conventions

Prior to the onset of the age of Covid-19, the Company produced live pop culture conventions (“Comic Conventions”) across the United States providing a social networking and entertainment venue for enthusiasts of movies, TV shows, video games, technology, toys, social networking, gaming, comic books, and graphic novels. Our Comic Conventions have provided an opportunity for companies in the entertainment, toy, gaming, publishing and retail business to carry out sales, marketing, product promotion, public relations, advertising, and sponsorship efforts. However, with the advent of Covid-19, the Company has not been able to produce a live event since March 8, 2020 in Cleveland, Ohio. Many events that had been planned for 2020 after March 8, 2020, were postponed indefinitely. The timing of when live events can be resumed is dependent upon the progression of the Covid-19 virus, the availability and effectiveness of the vaccines that have been introduced, and the imposition of governmental authority either allowing or disallowing the mounting of live events. The following information is provided in anticipation that the Company will be able to recommence its Comic Conventions in the future.

The Company began producing Comic Conventions in July of 1997. The Company receives revenue from its Comic Conventions primarily from three sources: (i) consumer admissions; (ii) exhibitor booth sales; and (iii) national and/or regional sponsorships. Comic Conventions vary in cost to produce. Production costs vary based on the size and scope of the production. Generally, our production costs range from under $1,000,000 for a smaller scale production to $3,000,000 for a larger production.

In 2020, the Company produced Comic Conventions in the following cities: (i) New Orleans, (ii) Portland; and (iii) Cleveland. Events that had been planned for St Louis, Philadelphia, Columbus, and Chicago were postponed in the face of the Pandemic.

Our target audience includes men and women in the 18 to 34-year-old demographic, together with families of all ages who are fans of various types of entertainment and media, including movies, music, toys, video games, consumer electronics, computers, and lifestyle products (e.g., clothes, footwear, digital devices, and mobile phones). We continuously review our existing operations and procedures relating to our Comic Conventions in order to ensure that we produce the best possible fan experience at our Comic Conventions and maximize revenue while containing costs.

Sponsorships and Promotions

We provide sponsorship opportunities that allow advertisers a wide range of promotional vehicles on-site and through our social media and fan outreach efforts. For example, we offer advertisers the ability to: (i) display signage at our Comic Conventions, (ii) include their desired logos on all direct mail that is sent in connection with one or more Comic Conventions, (iii) be included in press releases to the media, (iv) obtain sponsor tags on the radio spots or in the print or online ads where we advertise, and (v) obtain advertising space in our digital media. We also provide the opportunity for advertisers to sponsor events at the Comic Conventions, such as costume contests or gaming tournaments and the ability to brand “step-and-repeats” for photo opportunities, meet and greets with celebrities, VIP packages, and giveaways. Sponsors pay a fee based upon the position of their advertising media and the exposure it will receive. We are able to increase our revenue by utilizing a strategic floor layout that maximizes the amount of highly profitable booth, advertising, and sponsorship opportunities. We are focused on increasing our sponsorship revenue and we are currently actively engaged in enhancing our capabilities in that regard.

Marketing

Our Comic Conventions are marketed through a variety of media outlets, including social media, websites, public relations, television, radio, out-of-home (OOH), email, “street-teams”, and by flyers, and postcards. Our Comic Conventions usually obtain publicity through coverage of the events at our Comic Conventions by local TV stations, radio stations, newspapers, national press, fan websites, blogs, and social network channels such as Twitter and Facebook,. In certain instances, we do not pay for advertising because we can provide desirable content to media outlets. For example, we typically invite local TV stations to our Comic Conventions so that they can interview the celebrities featured at our Comic Conventions. As a result, we receive TV coverage at no cost and the TV stations obtain content for their shows. In addition, we arrange for celebrities to call into local radio stations. As a result, we receive on-air promotion of our events and the radio station reaches a larger audience who want to tune in to hear our celebrities. We also receive on-air promotion by exchanging airtime for admission giveaways to our Comic Conventions. With respect to the internet and online advertising, we advertise throughout our website www.wizardworld.com about upcoming Comic Conventions. We also send out emails to our fans on a regular basis.

Show Attendees

Our Comic Conventions are attended primarily by men and women in the 18 to 34-year-old demographic, together with families of all ages who are fans of various types of entertainment and media, including movies, music, toys, video games, consumer electronics, computers, and lifestyle products (e.g., clothes, footwear, digital devices, and mobile phones). We are seeking to develop a positive reputation for hosting quality events in order to build brand loyalty among our show attendees and ensure repeat attendance.

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

Competition; Competitive Strengths

In the live, regionally-based consumer conventions market, the strength of a competitor is measured by the location and size of the region or city, the frequency of live events per year, the guest and VIP list (e.g., celebrities and artists), the number of paying attendees, the physical size of the convention, the extent of the public relations outreach (through traditional media, digital media and social media), and the quantity and quality of exhibitors and dealers. We believe that we have a strong competitive position because our Comic Conventions take place in well-known major cities across the United States throughout the year. Our strategy of providing multiple conventions per year enables us to market our events throughout the entire year, create a large amount of high-quality content that can be distributed through our digital media outlets, and market in not only the regional consumer areas, but nationally as well. The multiple locations also allow us to work with more celebrities, artists and writers and host them in multiple cities.

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

Wizard World Virtual

Following Wizard World’s last live event in Cleveland in early March of 2020, the Company transitioned nimbly to a Virtual Event Format that went from concept to execution in three weeks, with our first Virtual event held on March 31, 2020.

Since March 2020, the Company has broadcast over 200 interactive Virtual events across three platforms: Twitch, Facebook, and YouTube. Programming has included celebrity cast reunions and game shows, concerts, workshops and how-to classes, gaming with celebrities, cosplay contests, fan panels, and more.

Tapping into the international audience potential of our streaming events, in Q4 2020, Wizard World Virtual launched an international series of virtual events geared toward the Asian market with full translation services and marketing designed for these specific markets. Based on the success of this endeavor, Wizard World Virtual will continue to expand into more international markets in 2021, creating a global demand for our original affinity content.

Because of the enormous changes in society during the past year, online activity and connection through virtual communities are more important than ever. We see great opportunity to build on our established equity as the online destination for like-minded affinity groups. The virtual events produced by the Company feature a no-charge 30-to-45-minute moderated discussion. Following the moderated discussion there is an opportunity for fans to speak directly with celebrities while paying by the minute for the experience. Additionally, autographs and videos are being sold.

In March 2021, Wizard World Virtual launched its Subscription Series — the next generation of the Wizard World Virtual Platform, bringing Wizard World Virtual to wide new audiences as we build interactive communities of affinity groups, offering Virtual and eCommerce experiences they can’t find anywhere else. The Company is primed to grow our communities in breadth, but also in depth as we drill down into niche groups that hunger for VIP access to industry experts, influencers, and behind-the scenes access.

Through our Subscription Series approach, the possibilities for our content library are limitless: by partnering with both individuals and businesses with the shared goal of bringing more consumers into their franchise, Wizard World will become the online destination for affinity groups to gain behind-the-scenes and unique experiences they can’t otherwise access.

In addition to Wizard World Virtual, the Company produces a number of digital media properties, including, but not limited to, our website www.wizardworld.com, emails, newsletters, together with posts on Facebook, YouTube, Twitter and Instagram, to create awareness of our Comic Conventions and provide updates to our fans and consumers. To a large extent we also use our website www.wizardworld.com to provide the latest Wizard World news and information. While we derive little or no direct revenue from these properties, they have the indirect benefit of supporting sales relating to our Comic Conventions (dealer and exhibitor booths, admissions, sponsorships), as well as helping us secure additional sought after and high-profile talent. This in turn helps us obtain additional admissions, booth sales and sponsorships for our Comic Conventions.

The Company maintains an email list consisting of all our current and active users. This is a primary driver of information dissemination along with Facebook, Instagram and Twitter. YouTube is mainly used as brand awareness, information is posted after a Comic Convention, which helps to generate excitement at future events. Because our Comic Conventions visit multiple cities, it is essential that we create excitement in multiple regions, not just focused on a single event.

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

Unlike many live events (sports, concerts, etc.), where attendees are spectators (even if they are a part of a community at large), at our Comic Conventions the attendees participate in the events. This atmosphere creates a greater amount of user generated content on Facebook, Twitter, Instagram and YouTube. For instance, we generally observe an increase in Facebook “Likes” on profile picture changes on Facebook the days during and after our Comic Conventions featuring celebrity “Photo Ops.” This is a non-paid form of free advertising. Social networks such as Facebook and Twitter are a perfect marriage for these types of event photos.

Wizard World Vault

To augment our move into digital programming, in Q1 of 2020 we launched an eCommerce site, Wizard World Vault, which features the best in pop culture memorabilia from the Wizard World Live and Virtual events, along with items from the top artists and exhibitors in the memorabilia world.

Through our platforms, Wizard World and Vault are reaching an average of 1.5M people weekly – with enormous potential for upselling and cross-merchandising. The Vault is a collection of autographed photographs, memorabilia and one-of-a-kind collectibles that are offered for sale via e-commerce. The Vault, which launched at or about the same time as the Virtual Experiences, has already proven to be a popular source of celebrity memorabilia among fans of motion pictures and television programming. Included in the Vault is inventory which includes stock from the Company’s inventory of merchandise, consignment inventory, and merchandise that is being sourced for sale by the Company.

Jevo

On April 28, 2020 the Company, through one of its wholly-owned operating subsidiaries, acquired the assets of the creator of the Jevo machine, which is a patent-protected first-mover application for the creation of gelatin shots. With Jevo, the Company has diversified its revenue generation capabilities by manufacturing, marketing and selling Jevo units and related consumables, both nationally and internationally, to bars, restaurants, clubs, casinos, hotels, cruise lines, resorts and other establishments that serve beverages (both alcoholic and non-alcoholic) to the public. In addition to food and beverage applications, the Company has identified other market segments where the Jevo units can be marketed including but not limited to the healthcare and cannabis industries. The Company intends to resume the manufacturing of the Jevo units with a target of producing new Jevo machines in the second quarter of 2021.

Clearly, issues emanating from the Covid-19 Pandemic have impacted the hospitality industry (a key segment for Jevo sales), which in turn have impacted operations of Jevo. However, the Company has utilized this time to engage in a wide range of preparatory activities positioning Jevo for a successful re-launch. Such preparatory activities have included, but are not limited to, engaging with suppliers, forecasting and ordering consumables, establishing sales channels, creating marketing materials, and engaging in numerous inventory and supply chain processes necessary to successfully relaunch the manufacturing of Jevo units. The acquisition of Jevo is the Company’s initial entry into M&A activity intended to broaden the Company’s revenue base.

As we open up our verticals – entering the spa and fitness, medical, senior living, educational, and cannabinoid sectors – our patented gelatin delivery system will enter sectors far beyond the hospitality industry. Revenue possibilities in healthcare are particularly compelling given the rapid growth of the long-term care field. Already a $443 billion industry, long-term care is expected to grow another 7% over the next four years with 60% of Americans needing long-term care at some point in their lives

At our launch event in Florida in January, 2021, target audience interest was keen in learning about the many different applications for delivery of everything from electrolytes to multivitamins, CBD to spirits.

Some highlights of the growth industries we are targeting forecast healthy revenue streams once the Jevo technology is adopted:

The United States CBD market value was just over $4 billion in 2019 and is projected to exceed $25 billion by 2025. (Brightfield Group, 2019)

The health and wellness industry growth rate is 6.4% (and is expected to continue at this pace.

Employees

We currently have 13 full-time equivalent employees. Additionally, we engage part-time freelance consultants providing us with greater core competence in the disciplines of Marketing, Sponsorship Sales, Event Production and e-commerce.

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

As of the date of this filing, our executive officers, directors, own a substantial amount of our outstanding common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur. This may also limit your ability to influence the Company in other ways.

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

One of our important strategies is to create an integrated platform of tours on which sponsors and pop culture advertisers wishing to reach our target audience may advertise. However, advertisers may find that our targeted demographic does not consist of their desired consumers or a critical mass of consumers, decide to use a competitor’s services or decide not to use our services for other reasons. If the sponsors and pop culture advertisers decide against advertising with us, we may not realize our growth potential or meet investor expectations. Our future operating results and business prospects could be adversely affected.

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

The Ability of the Company to produce live events attracting thousands of attendees largely depends on the course and the scope of the progression of the Covid-19 Pandemic. Until the Pandemic abates the Company will suffer loss of revenue and operating results will be adversely impacted.

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

We are primarily in the convention business, the success of which is dependent upon the ability to bring large numbers of people together. At the present time this is not possible due to the effects of COVID-19. Our last convention was held on March 6, 2020, which was a good success. Our next convention is not scheduled at this time. If the effects of COVID-19 are not resolved soon, it will continue to have an ongoing material effect on our business.

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

The ownership by Paul Kessler of our common stock will likely limit your ability to influence corporate matters.

Mr. Paul Kessler, one of our directors, is the beneficial owner of a substantial amount of the issued and outstanding shares of the Company’s common stock. As a result, our Mr. Kessler has significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

The shares of our common stock are traded on the OTCBB and OTCQB and are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a smaller reporting company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as is currently the case, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) to occupy office space at 662 N. Sepulveda Blvd., Los Angeles, California 90049 with Bristol Capital Advisors, LLC, an entity controlled by a member of the Company’s board of directors. The term of the Sublease is 5 years and 3 months, beginning on July 1, 2016 with monthly payments of $8,118. Upon execution of the sublease, the Company paid a security deposit of $9,137 and $199,238 for prepaid rent. The prepaid rent allowed the Company to obtain preferential lease terms and induced the landlord to make certain improvements to the property. Bristol Capital Advisors, LLC is not the owner of the subject premises (it is a tenant in the building) and Bristol Capital Advisors, LLC passes its actual and direct cost of the Company’s occupancy through to the Company without any fee, profit or markup. Bristol Capital Advisors, LLC did not profit from the pre-payment of rent. The lease term date is September 2021. The Company moved its offices and records to the offices of Barlock Fund LP in Park City, Utah during the fourth quarter 2020.

On April 18, 2020 the Company entered into a commercial lease for 3200 square feet office/warehouse space at 16142 Wyandotte Street, Van Nuys, California 91405. The monthly rental payment is $3,900.00. The term of the lease is five (5) years from May 1, 2020.

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

The following table sets forth the high and low bid price for our common stock for each quarter during the past two fiscal years. All prices for the calendar quarters during the fiscal year ended December 31, 2020, reflect the impact of the 1 for 20 reverse split of our common stock that went into effect on February 27, 2020. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions. Quote information was obtained from Yahoo Finance.

Period	High	Low

January 1, 2019 through March 31, 2019	$0.218	$0.050

April 1, 2019 through June 30, 2019	$0.200	$0.096

July 1, 2019 through September 30, 2019	$0.215	$0.130

October 1, 2019 through December 31, 2019	$0.136	$0.052

January 1, 2020 through March 31, 2020	$5.800	$0.070

April 1, 2020 through June 30, 2020	$1.850	$0.174

July 1, 2020 through September 30, 2020	$1.700	$0.800

October 1, 2020 through December 31, 2020	$1.050	$0.550

On March 24, 2021, the stock closed at $5.10.

(b) Holders

As of March 31, 2021, a total of 3,506,752 shares of the Company’s common stock were outstanding and held by 29 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Transfer Agent

V Stock Transfer, LLC

18 Lafayette Place

Woodmere, NY 11598

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal quarter ended December 31, 2020. All sales of unregistered securities prior to the fiscal quarter ended December 31, 2020, have been disclosed in prior periodic filings made with the Securities and Exchange Commission.

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

We intend that this discussion will provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the years ended December 31, 2020 and 2019, included elsewhere in this report.

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

Despite the unprecedented challenges experienced by the global economy this past year, the Company’s businesses, specifically the live events and hospitality industries (in which the Jevo machine plays), weathered the seismic shift in March when live events and many hospitality venues shut down due to COVID. Despite the decimation of these sectors, we successfully pivoted our business models to continue to bring in steady revenue while expanding our consumer base. The businesses of the Company currently consist of: (i) Live Event Comic Conventions, (ii) Virtual pop-culture events, (iii) Sales of memorabilia and collectibles; and, (iii) Manufacturing and sale of the Jevo appliance.

As we move into 2021, our strategies continue to evolve. The Company is repositioning its approach: after completing over 200 streaming virtual online events, Wizard Virtual will continue to create and build global interactive online communities for affinity groups by sourcing, producing, marketing, and streaming exclusive proprietary events and Signature Series content. At Jevo, we’re introducing the machine into new verticals - all actions that should help us thrive in a still-uncertain marketplace.

Strategy

There has recently been considerable interest in a consumer category of digital products known as NFTs (Non-Fungible Tokens). NFTs are collectibles where various objects (including pictures, music and video) are digitized. The digital version of the object is sold as a unique, blockchain-authenticated collectible.

In recent months many companies have entered this space. However, Wizard Brands, Inc., because of its existing enterprises, is perhaps uniquely situated to enter the NFT marketplace on a scale at which no other new market entrant into this space can achieve.

Although the NFT market is currently gaining considerable attention in the press, and is achieving traction with consumers, it is impossible to know the ultimate size and significance of the NFT marketplace.

Wizard Brands, Inc., having captured thousands of hours of video elements, consisting of millions of desirable frames of content, and possessing an extensive collection of celebrity collectables and its current market position in the pop-culture consumer products, is likely very favorably-positioned to attract attention and market share as it enters this sector. Additionally, the fan base that comprises Wizard’s largest constituency is already active in the digital space and the brand extension into digital collectibles is a natural progression into a new and vibrant marketplace. Because Wizard already owns content, and has the marketing and distribution apparatus already in place, the potential for the Company to realize impressive margins in the NFT space is manifest.

Due largely to the enormous changes in society during the past year, online activity and connection through virtual communities are more important than ever. We see great opportunity to build on our established equity as the online destination for like-minded affinity groups.

Through its digital initiatives Wizard Brands desires to become the online destination for affinity groups to gain behind-the-scenes and unique experiences they can’t otherwise access.

As we continue to grow of Subscription Series, subjects that we are currently sourcing and looking to produce as Signatures Series will include:

●	Hunting and Fishing;

●	Self Defense;

●	Sports Teams (professional and collegiate);

●	Football, Basketball, Baseball, Hockey, etc.;

●	Musicians;

●	Authors;

●	Baking / Cooking;

●	Home and Garden;

●	Auto racing and enthusiasts;

●	Mainstream television; and

●	Comics / Comic series / CosPlay.

Everyone who participates in the Signature Series will benefit: from the fans who gain direct, personal, and interactive access to talent and influencers, to the talent and influencers who will realize vast opportunities (including financial) to connect and expand their fan bases. Wizard Virtual, which will own content, collect live and residual income and constantly generate new merchandising opportunities, will see its affinity communities continue to grow as we expand our offerings.

The opportunities these Signature Series will open up to monetization are highly compelling. From collectors’ items to limited release products, from insider access to early release products to retail tie-ins, sponsorships and advertising — the possibilities are exponential.

As we continue to develop our subscription-based series model for our intensely engaged and loyal communities, we aim to achieve five objectives:

●	Increased and residual revenue;

●	Digital product sales and cross-promotions with other businesses;

●	Platform for influencers to increase their base, earn money, and amplify their message;

●	Further grow our base of consumers to whom we can market content, merchandise, and experiences; and

●	Enrich content library across a wide swath of interests.

Our objective is to continue to create an expanded and qualitatively enhanced digital presence to leverage the Company’s digital extensions to become a dominant voice and destination for pop culture enthusiasts across multiple media platforms. Key elements of our strategy include:

●	producing high quality Comic Conventions events across the United States to entertain fans and to allow for promotion of consumer products and entertainment;

●	produce rich content and leveraging the content created at the Comic Conventions through digital media outlets such as websites, apps, emails, newsletters, Facebook, Twitter, Instagram and YouTube, among others, and producing new virtual experiences; and

●	obtaining sponsorships and promotions from media and entertainment companies for our Comic Conventions, including: (i) expanding our relationships with entertainment and media companies; and (ii) Continue efforts to control all costs including corporate overhead and convention production costs.

Finally, during 2019 and 2020, the Company has utilized internal controls, operating procedures and techniques to control costs. These operating changes have included staff cuts and the realignment of various operating functions within the Company.

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2020 and 2019:

	Year Ended
	December 31, 2020	December 31, 2019
Revenues	$4,518,163	$10,578,316
Cost of revenues	$3,006,575	$9,673,685
Gross margin	$1,511,588	$904,631
Operating expenses	$2,828,606	$2,762,037
Loss from operations	$(1,317,018)	$(1,857,406)
Other expenses	$(623,383)	$(304,449)
Net loss attributable to common shareholder	$(1,854,609)	$(2,161,855)
Loss per common share – basic	$(0.53)	$(0.62)
Loss per common share – diluted	$(0.53)	$(0.62)

Revenue

Revenue was $10,578,316 for the year ended December 31, 2019, as compared to $4,518,163 for the comparable period ended December 31, 2020, a decrease of $6,060,153. The decrease is revenue was a result of the impact of Covid-19 on the ability of Company to produce live events. Of the total revenue for the year, $2,610,123 was derived from the live events we were able to hold during the first fiscal quarter and $1,915,744 was derived from other sources of revenue we were able to develop during the balance of the year.

Because of the Covid-19 situation the Company produced no live events during the Second, Third, and Fourth Quarters of 2020. Rather, the Company, commencing on March 31, 2020 commenced the production of virtual events. Between March 31, 2020 and December 31, 2020 present, the Company has produced approximately 200 virtual events. For the year revenue from the virtual events was $1,466,714.

In addition to the virtual events that were produced, the Company also engaged in e-commerce through the Wizard World Vault and on the eBay platform. During the year, the revenue contributed by e-commerce was $412,325.

Convention revenue was $2,610,123 for the year ended December 31, 2020 as compared to $10,578,316 for the comparable period a decrease of $7,968,193. During the year ended December 31, 2020, the Company produced a total of 3 shows compared to 14 events in the year ended December 31, 2019. As noted above, the Company produced no live shows during the Second, Third and Fourth Quarters.

Gross Profit

Gross profit percentage, after considering cost of revenues, increased to 33.5% during the year ended December 31, 2020, up from 8.6% during the year ended December 31, 2019. The gross profit percentage increase was attributable in part to the significantly lower operating costs of operating virtual events and e-commerce versus live events.

Other Income

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

Operating Expenses

Operating expenses for the year ended December 31, 2019, were $2,762,037, as compared to $2,828,606 for the year ended December 31, 2020. The increase is primarily attributable to the integration of the Jevo operations which increased the consulting fees and general and administrative expenses in addition to an increase of stock-based compensation. These increases were offset by a decrease in employee salaries and benefits. General and administrative expenses increased by $183,044 from the comparative period of the prior year.

Loss from Operations

Loss from operations for the year ended December 31, 2019, was $1,857,406 as compared to a loss from operations of $1,317,018 for the year ended December 31, 2020. The positive variance was primarily attributable to the transition from producing live events to producing virtual events and establishing the e-commerce operations, as well as costs associated with the acquisition of the Jevo operating unit and the assimilation of the Jevo unit into the Company.

Other Expenses

Other expenses for the year ended December 31, 2020 was $623,383, as compared to $304,449 for the year ended December 31, 2019. In each case, the expense was interest expense related to convertible notes and corresponding debt discount.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the year ended December 31, 2020, was $1,854,609 or loss per basic share of $0.53, compared to a net loss of $2,161,855 or loss per basic share of $0.62, for the year ended December 31, 2019.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2020 compared to December 31, 2019:

	December 31, 2020	December 31, 2019	Increase/(Decrease)
Current Assets	$2,217,487	$3,217,922	$(1,000,435)
Current Liabilities	$7,065,862	$7,703,779	$(637,917)
Working Capital (Deficit)	$(4,848,375)	$(4,485,857)	$(362,518)

At December 31, 2020, we had a working capital deficit of $4,848,375 as compared to working capital deficit of $4,485,857, at December 31, 2019, a change of $362,518. The change in working capital is primarily attributable to a decrease in cash and cash equivalents and prepaid convention expenses and an increase in inventory, accounts payable and accrued expenses offset by a decrease in unearned revenue.

Net Cash

Net cash used in operating activities for the year ended December 31, 2020 and 2019 was $1,070,718 and $705,603, respectively. The net loss for the year ended December 31, 2020 and 2019, was $1,940,401 and $2,161,855, respectively.

Going Concern Analysis

The Company had a loss from operations of $1,317,018 and $1,857,406 for the years ended December 31, 2020 and 2019, respectively. On December 31, 2020, we had cash and cash equivalents of approximately $1.9 million and a working capital deficit of $4.8 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through March 2022. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses together with the initiation of virtual activities and e-commerce, will guide the Company in a positive direction as we continue to strive to attain profitability.

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

On December 19, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Barlock 2019 Fund, LP (the “Purchaser”), for the sale of the Company’s securities, comprised of (I) a $2,500,000 convertible debenture, convertible at a price of $2.50 per share, and (ii) warrants to acquire 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants are now exercisable at $0.25 per share due to anti-dilution protections contained in the securities. As a condition to Purchaser entering into the Purchase Agreement, the Company entered into a security agreement in favor of the Purchaser, granting a security interest in substantially all of the property of the Company, whether presently owned or existing or hereafter acquired or coming into existence, including but not limited to, its ownership interests in its subsidiaries, to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the debenture. The security interest is on equal footing with certain other creditors of the Company. The Company received $2,500,000 in cash from the offering of the securities but was required to pay out of the closing proceeds Purchaser’s attorney’s fees in the amount of $25,000. The Company has agreed with the Purchaser that the funds received will be restricted and utilized only for M&A opportunities, new business ventures, brand extensions and the creation of new vertical opportunities by the Company. The subject debenture contains a “ratchet” provision that adjusts the conversion rates of the notes to the lowest rate the Company has agreed to issue stock. The effect of repricing board and employee options to $0.25 reset the conversion rates the note to $0.25. In light of the financial stress Covid-19 has placed on the Company the holder of the note has agreed to not require payment due under the outstanding notes until December 31, 2022. The debenture contains a “ratchet” provisions that adjusts the conversion rate of the debenture to the lowest rate the Company has agreed to issue stock. The effect of repricing board and employee options to $0.25 reset the conversion rates of the debenture to $0.25. In light of the financial stress Covid-19 has placed on the Company the holder of the debenture has agreed to not require payment due under each of the outstanding debenture until December 31, 2022.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

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

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the years ended December 31, 2020 and 2019, as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet in the amount of $252,980 related to the operating lease for office space. Results for the year ended December 31, 2020 and 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

As part of the adoption, we elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to:

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

In August 2020, the FASB issued ASU 2020-06, Debt—”Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter other than on November 24, 2020, John D. Maatta who had been serving as CEO and CFO resigned these officer positions and Scott D. Kaufman was elected CEO and Heidi C. Bowman was elected CFO. These changes resulted in a segregation of duties that is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table indicates the name, age and position held by each of our executive officers and directors. Our officers were elected effective November 24, 2020, for two year terms. Their terms are renewable for one year terms thereafter. The term of office for a director is for one year or until his or her successor is duly elected and qualified by the stockholders.

Name	Age	Title
Scott D. Kaufman	48	CEO, President, and Chairman of the Board of Directors
Heidi C. Bowman	55	CFO, Chief Accounting Officer and Secretary
Paul L. Kessler	60	Director
John D. Maatta	69	Director
Greg Suess	48	Director
Michael Breen	58	Director

Certain biographical information with respect to our executive officers and directors.

Scott D. Kaufman, CEO, President and Chairman of the Board of Directors

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

Heidi C. Bowman, CFO, Chief Accounting Officer and Secretary

Heidi C. Bowman has over 30 years of finance and accounting experience in a variety of industries including private equity, oil & gas and real estate. Ms. Bowman received her undergraduate degree from UCLA in Economics. Ms. Bowman has been self-employed as a CPA since January of 2000.

Paul L. Kessler, Director

Mr. Kessler combines over 30 years of experience as an investor, financier and venture capitalist. In 2000, Mr. Kessler founded Bristol Capital Advisors, LLC, a Los Angeles based investment advisor, and has served as the Principal and Portfolio Manager from 2000 through the present. Mr. Kessler has broad experience in operating, financing, capital formation, negotiating, structuring and re-structuring investment transactions. He is involved in all aspects of the investment process including identification and engagement of portfolio companies. His investment experience encompasses both public and private companies. Mr. Kessler has actively worked with executives and boards of companies on corporate governance and oversight, strategic repositioning and alignment of interests with shareholders.

The Board believes that Mr. Kessler’s extensive experience in matters including capital formation, corporate finance, investment banking, founder, owner, operator of successful companies, corporate governance, as well as his understanding of capital markets, will provide a significant contribution to the growth of the Company.

John D. Maatta, Director

John D. Maatta has been a member of the Board since May 25, 2011, serving as Chairman of the Board from February 5, 2016 through April 22, 2016 and Mr. Maatta served as the Company’s Chief Executive Officer and President since May 3, 2016. Mr. Maatta resigned as an officer of the Company on November 24, 2020. Since that time, he has been employed as a consultant to the Company and remains a member of the Board. Formerly, Mr. Maatta was engaged in the practice of law. Mr. Maatta also served as EVP of The CW Television Network, prior to which he was the Chief Operating Officer of The CW Network, which is America’s fifth broadcast network and a network that focuses substantially on targeting young adults between the ages of 18 and 34. From September 2005 through September 2006, Mr. Maatta served as the Chief Operating Officer of The WB, a Warner Bros. television network (“The WB”), where he had direct oversight of all business and operations departments, such as business affairs, finance, network distribution (which included The WB 100+ station group), technology, legal, research, network operations, broadcast standards and human resources. While Chief Operating Officer at The WB, Mr. Maatta also served as The WB’s General Counsel. Mr. Maatta is currently a director of Trader Vic’s, Inc., a Polynesian-style restaurant chain, a position he has held since 1998. Mr. Maatta received a Bachelor of Arts in Government from the University of San Francisco in 1974, and a Juris Doctorate from the University of California, Hastings College of the Law, in 1977. Between 2013 and 2016 Mr. Maatta served as the President of UNICEF for the Southern California region, and is a current member of the UNICEF Southern California Board and the Chairman of the UNICEF Chinese Children’s Initiative. Mr. Maatta is also a member of the Southern California Board of the Asia Society.

The Board believes that Mr. Maatta’s experience with operating companies in the entertainment industry and his contacts in the industry are important factor in the Company’s growth as a digital entertainment and event company.

Greg Suess, Director

Greg Suess has been a director of our Company since May 9, 2011. In 2018 Mr. Suess co-founded Activist Artists Management, LLC, a Los Angeles-based management and consulting company that focuses on media and entertainment and provides comprehensive management services for its clients, including talent and brand management, managing partnerships, strategic alliances and marketing strategies that engage consumers through entertainment, music and lifestyle experiences. Since 1997 Mr. Suess has been with the law firm of Glaser, Weil, Fink, Howard, Avchen & Shapiro, LLP, where he is currently a Partner and focuses on general corporate law and media and entertainment. Mr. Suess holds a Bachelor of Science from the University of Southern California (Lloyd Greif Center for Entrepreneurial Studies), and holds a JD/MBA from Pepperdine University. Mr. Suess is a member of the State Bar of California.

The Board believes that Mr. Suess’ extensive experience and background in the media and entertainment industry complements the Company’s events business and its new initiatives and will provide a significant contribution to the Company’s growth.

Michael Breen, Director

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

Board of Directors

Our board of directors consists of five persons, two of whom are “independent” within the meaning of Rule 5605(a)(3) of the NASDAQ Marketplace. The three that are not independent are significant shareholders of the Company and one is also an executive officer of the Company.

Committees of the Board of Directors

Our Board currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

On March 17, 2013, the Board authorized the creation of an Audit Committee. Currently, the Audit Committee is comprised of two independent Directors: Michael Breen as Chairman and Gregory Suess. The Audit Committee’s functions include: selecting our independent registered public accountants; reviewing the results and scope of the audit and other services provided by our independent registered public accountants; reviewing our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommending, establishing and monitoring the Company’s disclosure controls and procedures. The Company retains outside financial experts to assist in its preparation of financial information and documents. The Audit Committee did not hold a meeting in 2020.

Compensation Committee

On March 17, 2013, the Board authorized the creation of a Compensation Committee. Currently, Gregory Suess serves as the Chair of the Compensation Committee which also includes Michael Breen. The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans. The Compensation Committee did not hold a meeting in 2020.

Nominating and Corporate Governance Committee

On March 13, 2014, the Board authorized the creation of a Nominating and Corporate Governance Committee. Currently, Mr. Suess serves as the sole member of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews and provides oversight with regard to the Company’s corporate governance related policies and procedures and also recommends nominees to the Board and committees of the Board, develops and recommends to the Board corporate governance principles, and oversees the evaluation of the Board and management. The Nominating and Corporate Governance Committee did not hold a meeting in 2020.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2020, were timely filed. Form 3s and Form 4s have been filed for the CEO and the CFO.

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

Director Meetings

During 2020 the Board of Directors of Wizard Brands, Inc. held two (2) Board Meetings.

Communications with Directors

Stockholders may communicate with the Board of Directors by sending written communications addressed to the Board of Directors, or any individual director, to: Wizard Brands, Inc., 2700 Homestead Road, Park City, UT 84098. All communications will be forwarded to the Board of Directors or any individual director, as appropriate. In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Position(s)	Year	Salary($)	Option Awards($)	Total
John D. Maatta (1)	2020	$73,235	0	$73,235
CEO and CFO	2019	$125,000	2,322	$127,322
Scott D. Kaufman (2)	2020	$0	0	$0
CEO

(1)

Mr. Maatta served as the Company’s Principal Executive Officer and Principal Financial Officer for all of 2019 and during 2020 until November 24, 2020. Effective as of November 18, 2020 Mr. Maatta entered int a Consulting Agreement with Company for a term of one year under which he is compensated at the rate of $10,000.00 per month.

(2)	Mr. Kaufman was appointed CEO of the Company on November 24, 2020. During 2020 he was paid no cash compensation. However, on March 1, 2021, he was awarded 2,075 shares of Series A Preferred Stock having a stated value of $20,750 for services he provided to the Company as CEO from November 24, 2020 through December 31, 2020.

Employment Agreement with Scott D. Kaufman

On March 1, 2021, the Company’s board of directors (the “Board”) approved the Company’s entry into, and the Company entered into, an Employment Agreement, effective as of November 24, 2020 (the “Effective Date”), with Scott D. Kaufman to serve as the Company’s Chief Executive Officer for a term of two years, subject to automatic renewal for additional terms of one year unless either party gives prior written notice of non-renewal to the other party no later than 60 days prior to the expiration of the then-current term. Mr. Kaufman will receive an annual base salary of $250,000, provided that until such time as the Registrant has positive net income on a consolidated basis with its subsidiaries for a period of six months, the Registrant, in its sole discretion, may elect to pay Mr. Kaufman his Base Salary, in whole or in part, in the form of the Registrant’s Series A Preferred Stock. Mr. Kaufman is also eligible to receive an annual bonus as determined by the Compensation Committee of the Board and as approved by the Board. The Board also agreed, during the term of Mr. Kaufman’s employment, to take reasonable steps to appoint him to the Board, to maintain such appointment, and to nominate him as a director for the purposes of any meeting or consent of the Registrant’s stockholders electing directors during the term of his employment.

Upon the termination of Mr. Kaufman’s employment for any reason Mr. Kaufman will receive his accrued but unpaid compensation and vacation pay through the date of termination and any other benefits accrued to him under any benefit plans outstanding at such time, and the reimbursement of documented, unreimbursed expenses incurred prior to such date. Upon termination of Mr. Kaufman’s employment due to his death or Total Disability (as defined in his Employment Agreement), Mr. Kaufman or his estate or beneficiaries, as applicable, shall also receive six months of his base salary at the then-current rate, payable in a lump sum, continued provision for a period of 12 months of benefits under the benefit plans in which Mr. Kaufman was participating at the time of such termination, and payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan in which Mr. Kaufman was participating at the time of such termination. Upon Mr. Kaufman’s termination of his employment for Good Reason (as defined in his Employment Agreement), Mr. Kaufman will also receive the greater of 12 months of his base salary at the then current rate or the remainder of the base salary due under his Employment Agreement, to be paid in equal bi-weekly installments at such times he would have received them if there was no termination, continued provision for a period of 12 months of benefits under benefit plans in which Mr. Kaufman was participating at the time of such termination, and payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan in which Mr. Kaufman was participating at the time of such termination. All payments to Mr. Kaufman under his Employment Agreement are subject to withholding of applicable taxes.

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

Bristol Capital, LLC – related party

On December 29, 2016, the Company, entered into a Consulting Services Agreement (the “Bristol Consulting Agreement”) with Bristol Capital, LLC, a Delaware limited liability company managed by Paul L. Kessler, the then non-executive Chairman of the Company. Pursuant to the Bristol Consulting Agreement, Mr. Kessler served as Executive Chairman of the Company. The initial term of the Bristol Consulting Agreement was from December 29, 2016 through March 28, 2017 (the “Initial Bristol Consulting Term”). The term of the Bristol Consulting Agreement will be automatically extended for additional terms of 90 day periods each (each additional term together with the Initial Bristol Consulting Term, the “Bristol Consulting Term”), unless either the Company or Bristol Capital, LLC gives prior written notice of non-renewal to the other party no later than thirty (30) days prior to the expiration of the then current Bristol Consulting Term.

During the Bristol Consulting Term, the Company will pay Bristol Capital, LLC a monthly fee (the “Monthly Fee”) of $18,750. For services rendered by Bristol Capital, LLC prior to entering into the Bristol Consulting Agreement, the Company will pay Bristol Capital, LLC the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol Capital, LLC may also receive an annual bonus as determined by the Compensation Committee of the Board and approved by the Board. This agreement is still in effect.

In addition, the Company granted to Bristol Capital, LLC options to purchase up to an aggregate of 600,000 shares of the Company’s common stock, par value $0.0001 per share, in accordance with the following vesting schedule and at the applicable exercise prices therein:

(i) 3,750 options to purchase shares of the Company’s common stock, such options vesting upon the Effective Date of December 29, 2016 and expiring on December 29, 2021, at an exercise price of $10.00 per share;

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

On August 3, 2020 the Board acknowledged and ratified the amounts of deferred compensation owed under the Consulting agreement in the amount of $881,250,000.00 and granted Series A preferred Stock to liquidate the entire amount of the debt that was owed. Additionally, on August 4, 2020 the Bristol Consulting Agreement was amended to provide for payment of the Consulting Fee payable thereunder either in cash or in Series “A” preferred stock, at the election of the Company

(vi) 3,750 options to purchase shares of the Company’s common stock, such options vesting on December 31, 2017 and expiring on December 29, 2021, at an exercise price of $12.00 per share;

(vii) 3,750 options to purchase shares of the Company’s common stock, such options vesting on March 31, 2018 and expiring on December 29, 2021, at an exercise price of $12.00 per share; and

(viii) 3,750 options to purchase shares of the Company’s common stock, such options vesting on June 30, 2018 and expiring on December 29, 2021, at an exercise price of $12.00 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
John D. Maatta, CEO and CFO	160,000	-	-	$12.00	5/11/21
Paul L. Kessler, Executive Chairman	45,000	-	-	$12.00	12/29/21

Director Compensation

The non-employee members of the Board (i) for their participation in meetings of the Board and its committees, are compensated $1,000 for in person meeting, and $250 - $500 per telephonic meeting, depending on the length of the telephonic meeting, and (ii) are provided a monthly retainer of $750 per month. During 2020 no cash compensation was paid to the members of the Board of Directors; rather such compensation remained accrued and unpaid. The intention is to issue stock to the Directors in place and stead of cash compensation with regard to the amounts that have been accrued and on a going-forward basis.

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

On August 21, 2020 the Board, approved the repricing of the exercise price of outstanding stock options that had been issued to the members of the board and to employees to $0.25 per share.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our authorized capital stock consists of 105,000,000 shares, of which 100,000,000 are for shares of common stock, par value $0.0001 per share, and 5,000,000 are for shares of preferred stock, par value $0.0001 per share. As of March 29, 2021, there were 3,506,752 shares of our common stock issued and outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth information as of March 29, 2021, with respect to the beneficial ownership of our common stock by (i) each of our officers and directors, (ii) our officers and directors as a group and (iii) each person known by us to beneficially own more than five percent (5%) of our outstanding common stock. Unless otherwise specified, the address of each of the persons set forth below is in care of Wizard Brands, Inc., 2700 Homestead Road, Park City, UT 84098.

Title of Class	Name of Beneficial Owner	Number of Shares		Percent of Class
Common	Paul L. Kessler, Director	24,175,971	(1)	60.1	% (1)
Common	Scott D. Kaufman, CEO and Chairman of the Board of Directors	10,669,500	(2)	26.8	%(2)
Common	Heidi Bowman, CFO	160,000	(3)	*	(3)
Common	John D. Maatta, Director	3,934,720	(4)	9.9%	%(4)
Common	Greg Suess, Director	94,828	(5)	*	(5)
Common	Michael Breen, Director	77,500	(6)	*	(6)
Common	All officers and directors as a group (6 persons)	39,112,519		98.1	%(7)

*denotes less than 1%

(1)	This total includes: (i) 2,589,986 shares owned by Bristol Investment Fund, Ltd., a Cayman Islands exempted company (“BIF”), managed by Bristol Capital Advisors, LLC, a Delaware limited liability company, of which Mr. Kessler has voting and dispositive power over the shares beneficially owned, (ii) 24,450 shares owned by Bristol Capital, LLC, a Delaware limited liability company (“BC”), of which Mr. Kessler has voting and dispositive power over the shares beneficially owned, (iii) 3,935 shares owned by Paul Kessler IRA Rollover, of which Mr. Kessler has voting and dispositive power over the shares beneficially owned, and (iv) 39,350 shares owned by Bristol Capital Advisors Pension and Profit Sharing, of which Mr. Kessler has voting and dispositive power over the shares beneficially owned. This total also includes 10,000,000 shares underlying a debenture held by BIF and 7,000,000 shares underlying a warrant held by BIF. This total also includes 900,000 shares into which Series A Preferred Shares held by BC are convertible and 30,000 shares underlying options held by BC, and 20,000 shares of restricted stock This total also includes 3,525,000 shares into which Series A Preferred Shares held by Mr. Kessler are convertible and 43,250 shares underlying options held by Mr. Kessler. Mr. Kessler was granted options as follows: 30,000 options were granted on December 29, 2016 and 15, 0000 options were granted on January 23, 2019. Additionally, 20,000 shares of restricted stock were granted to Mr. Kessler on September 29, 2018.
(2)	This total represents 332,000 common shares into which 8,300 Series A Preferred Shares held by Mr. Kaufman are convertible, 10,000,000 shares underlying a debenture held by Barlock 2019 Fund, LP (“BF”), of which Mr. Kaufman is the beneficial owner and 300,000 shares underlying a warrant held by BF. Additionally, 37,500 options were granted to Mr. Kaufman on April 3, 2020.
(3)	This total represents common shares into which 4,000 Series A Preferred Shares held by Ms. Bowman are convertible.
(4)	Of these shares, 20,000 are owned outright by Mr. Maatta, 140,000 may be acquired by Mr. Maatta upon the exercise of an option, and 3,774,720 are common shares into which Series A Preferred Shares held by Mr. Maatta are convertible. The options that were granted to Mr. Maatta are as follows: 40,000 options were granted on May 3, 2016; 20,000 options were granted on January 23, 2019, and 100,000 options were granted on April 4, 2020. Additionally, 20,000 shares of restricted stock were granted to Mr. Maatta on September 29, 2018.
(5)	Of these shares, 67,500 may be acquired by Mr. Suess upon the exercise of options at the exercise price of $0.25 per share. The options that were granted to Mr. Suess are as follows: 15,000 shares on September 29, 2018 and 15,000 shares on September 12, 2019, and 37,500 shares on April 3, 2020. Additionally, 20,000 shares of restricted stock were granted to Mr. Suess on September 29, 2018.
(6)	Of these shares, 67,500 may be acquired by Mr. Breen upon the exercise of an option. The options that were granted to Mr. Breen are as follows: 15,000 shares on September 29, 2018 and 15,000 shares on September 12, 2019, and 37,500 shares on April 3, 2020. Additionally, 10,00 shares of restricted stock were granted to Mr. Breen on September 29, 2018.
(7)	Percentage assuming all derivative securities held by the appliable officer or director have been exercised.

Stock Option Issuances Under the 2011 Incentive Compensation and Award Plan

Option Grants

On May 9, 2011, as subsequently amended on September 14, 2011, April 11, 2012, July 9, 2012 and September 25, 2014, we adopted the 2011 Incentive Stock and Award Plan, which was authorized and approved by the Board, and have granted to all directors, options to purchase our common stock pursuant to the terms of their employment, consulting and/or director agreements. On August 3, 2020 the board of directors adopted and approved the 2020 Incentive Stock and Award Plan.

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

On September 29, 2018 the Board approved granting each of the three non-employee members of the Board a non-qualified Option to purchase up to fifteen thousand (15,000) shares of the Company’s common stock. The Board also awarded restricted shares as follows: Mr. Suess, Mr. Kessler and Mr. Maatta received twenty thousand (20,000) restricted shares, Mr. Breen and Mr. Schur received ten thousand (10,000) restricted shares.

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

On January 23, 2019 the Company granted certain of its employees a total of 107,125 options to purchase shares of the Company’s common stock par value $0.0001 per share which shall vest quarterly over a two year period at an exercise price of $2.60 per share.

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

During the year ended December 31, 2020 and 2019, the Company incurred total expenses of $225,000 and $225,000, respectively, for services provided by Bristol.

During the years ended December 31, 2020 and 2019, the Company incurred expenses of approximately $225,000, for each period for services provided by Bristol. On November 22, 2018, the Board of Directors of the Company decided to issue 210,982 shares of Preferred stock (“2018 Bristol shares”) for settlement of the outstanding fees due to Bristol totalling $496,875. At December 31, 2020 and 2019, the Company accrued $0 and $125,154, respectively, of net monthly fees due to Bristol. On August 3, 2020, the Board of Directors resolved to convert the total amount of debt owed to Bristol of $384,375, as of July 31, 2020, into 38,438 shares of Series A Preferred stock. On August 3, 2020, as ratified on August 21, 2020, the Board of Directors elected to cancel the 2018 Bristol shares and issue an additional 88,125 shares of Series A Preferred stock.

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

(ii) Series A Warrants

The Series A Warrants to acquire up to 833,333 shares of Common Stock at the Series A Initial Exercise Price of $3.00 and expiring on December 2, 2024. The Warrants may be exercised immediately upon the issuance date, upon the option of the holder. The exercise price of the Warrants is currently $0.25 and the expiration date has been extended.

(iii) Series B Warrants

The Series B Warrants to acquire up to 833,333 shares of Common Stock at the Series B Initial Exercise Price of $3.00 and expiring on December 2, 2024. The Series B Warrants were exercised immediately upon the issuance date. The Company received gross proceeds of $1,667 upon exercise of the warrants.

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

The note payable was not retired on the due date and remains outstanding as December 31, 2020. The Company continues to accrue interest at the stated rate of 12% per annum. Accrued interest expense as of December 31, 2020 and 2019 was $1,373,837 and $923,836, respectively.

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

(ii) Warrant

The Company also issued to the Purchaser a warrant to purchase up to 300,000 shares of Common Stock at $2.50 per share. The Warrant may be exercised immediately upon the issuance date, upon the option of the holder. The warrant exercise price is subject to adjustments in connection with (i) the Company’s issuance of securities to acquire additional shares of Common Stock at a price lower than the then effective exercise price and (ii) future stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting holders of Common Stock. The warrant expires on December 1, 2024. The exercise price of the Warrants is currently $0.25.

The Purchaser is owned and managed by Scott D. Kaufman who was elected to our board of directors on November 4, 2019, and subsequently elected CEO, President and Chairman of our board of directors on November 24, 2020.

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

As of March 31, 2021, the following directors are independent under these standards:

Greg Suess and Michael Breen.

Item 14. Principal Accounting Fees and Services

Audit Fees

(a) The Company’s independent registered public accounting firm, MaughanSullivan LLC (“Maughan”), was engaged on December 17, 2017. The aggregate fees billed by Maughan for the audit of the Company’s financial statements for the fiscal year ended December 31, 2019 was $22,000. The aggregate fees billed by Maughan for the audit of the Company’s financial statements for the fiscal year ended December 31, 2020 was $25,500.

Audit Related Fees

(b) Maughan billed the Company for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ended December 31, 2020 and 2019, $7,500 and $12,000, respectively.

Tax Fees

(c) The aggregate fees by Maughan for tax compliance, advice and planning was $7,500 for the fiscal and tax year ended December 31, 2020. No fees were billed in the year ended December 31, 2019.

All Other Fees

(d) Maughan did not bill the Company for assurance related services other than the foregoing during the fiscal years ended December 31, 2020 and 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).
3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).
3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).
3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).
3.10	First Amendment to the Bylaws of Wizard World, Inc. (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2016).

3.11	Certificate of Amendment of Certificate of Incorporation (as filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020).
10.1	Form of Securities Purchase Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2019)
10.2	Form of 12% Senior Secured Convertible Debenture (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 23, 2019)
10.3	Form of Warrant (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 23, 2019)
10.4	Form of Security Agreement (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 23, 2019)
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* filed herewith

Item 16. Form 10–K Summary.

The Company has elected not to include a summary of the Form 10-K.

[SIGNATURES ON NEXT PAGE]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wizard Brands, Inc.
(Registrant)

Dated: March 29, 2021	By:	/s/ Scott D. Kaufman
Scott D. Kaufman
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2021	/s/ Scott D. Kaufman
Scott D. Kaufman
Chief Executive Officer, President, Principal Executive Officer, and Chairman of the Board

Dated: March 29, 2021	/s/ Heidi C. Bowman
Chief Financial Officer, Chief Accounting Officer and Secretary

Dated: March 29, 2021	/s/ Paul L. Kessler
Paul L. Kessler
Director

Dated: March 29, 2021	/s/ Greg Suess
Greg Suess
Director

Dated: March 29, 2021	/s/ Michael Breen
Michael Breen
Director

Dated: March 29, 2021	/s/ John D. Maatta
John D. Maatta
Director

Wizard Brands, Inc.

December 31, 2020

maughansullivanllc

A CERTIFIED PUBLIC ACCOUNTING FIRM

PCAOB REGISTERED

www.maughansullivanllc.com

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Wizard Brands, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wizard Brands, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, of stockholders’ equity, and of cash flows for each of the two years in period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Manchester, VT
March 29, 2021

PO Box 347
114 Cemetery Ave	2732 E Water Vista Way	701 Brickell Ave., Ste. 1550	48 Wall Street, 11th Floor
Manchester, VT 05254	Sandy, UT 84093	Miami, FL 33131	New York, NY 10005
802.768.8521	801-910.4221	305.728.5183 t	305.728.5183 t
linda@maughansullivanllc.com	heber@maughansullivanllc.com	305.728.5288 f	305.728.5288 f

Wizard Brands, Inc.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets

Current Assets
Cash and cash equivalents	$1,897,703	$2,777,654
Accounts receivable, net	33,452	113
Inventory	220,641	-
Prepaid convention expenses	3,625	342,283
Prepaid expenses	62,066	97,872

Total Current Assets	2,217,487	3,217,922

Property and equipment, net	58,501	58,104

Intangibles, net	132,000	-

Operating lease right of use asset, net	244,072	170,696

Security deposits	18,303	9,408

Total Assets	$2,670,363	$3,456,130

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,474,061	$3,317,972
Unearned revenue	758,847	1,568,242
Notes payable	-	-
Operating lease liability	108,713	93,324
Convertible promissory note – related party, net	2,500,000	2,500,000
Due to CONtv joint venture	224,241	224,241

Total Current Liabilities	7,065,862	7,703,779

Operating lease liability, net	137,694	79,816
Notes payable, net	347,500	-
Convertible debenture, net	1,964,216	1,929,264
Total Liabilities	9,515,272	9,712,859

Commitments and contingencies

Stockholders’ Deficit
Preferred stock-Series A Cumulative and Convertible par value $0.0001: 500,000 shares authorized; 173,974 and none shares outstanding, respectively	17	-
Preferred stock par value $0.0001: 4,500,000 shares authorized; none and 288,448 shares issued and outstanding, respectively	-	29
Common stock par value $0.0001: 100,000,000 shares authorized; 3,506,752 and 3,506,752 shares issued and outstanding, respectively	351	351
Additional paid-in capital	23,206,367	21,854,134
Accumulated deficit	(30,039,146)	(28,098,745)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(6,844,909)	(6,256,729)

Total Liabilities and Stockholders’ Deficit	$2,670,363	$3,456,130

See accompanying notes to the consolidated financial statements

Wizard Brands, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2020	December 31, 2019

Revenues	$4,518,163	$10,578,316

Cost of revenues	3,006,575	9,673,685

Gross margin	1,511,588	904,631

Operating expenses
Share-based compensation	407,951	274,587
Salaries and benefits	817,113	1,127,038
Consulting fees	530,149	470,063
General and administrative	1,073,393	890,349

Total operating expenses	2,828,606	2,762,037

Loss from operations	(1,317,018)	(1,857,406)

Other income (expenses)
Interest expense	(633,383)	(304,449)
Other income	10,000	-

Total other expenses	(623,383)	(304,449)

Loss before income tax provision	(1,940,401)	(2,161,855)

Income tax provision	-	-

Net loss	(1,940,571)	(2,161,855)

Series A Preferred dividends	85,792	-

Net loss attributable to common stockholders	$(1,854,609)	$(2,161,855)

Loss per share - basic	$(0.53)	$(0.62)

Loss per share - diluted	$(0.53)	$(0.62)

Weighted average common shares outstanding – basic	3,506,752	3,506,752

Weighted average common shares outstanding – diluted	3,506,752	3,506,752

See accompanying notes to the consolidated financial statements

Wizard Brands, Inc.

Consolidated Statement of Stockholders’ Deficit

	Series A Preferred Stock Par value $0.0001		Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, January 1, 2019	-	$-	288,448	$29	3,506,752	$351	$21,034,211	$(25,936,890)	$(12,498)	$(4,914,797)

Share-based compensation	-	-	-	-	-	-	274,587	-	-	274,587

Warrants issued as debt discount	-	-	-	-	-	-	545,336	-	-	545,336

Net loss	-	-	-	-	-	-	-	(743,826)	-	(743,826)

Balance, December 31, 2019	173,974	17	-	-	3,506,752	351	23,161,556	(29,416,628)	$(12,498)	$(6,267,202)

Share-based compensation	-	-	-	-	-	-	-	407,852	-	407,852

Cancellation of Preferred shares	-	-	(288,448)	(29)	-	-	(709,553)	-	-	(709,582)

Issuance of Preferred shares for settlement of accrued liabilities	173,974	17	-	-	-	-	1,739,726	-	-	1,739,743

Deemed dividend	-	-	-	-	-	-	(85,792)	-	-	(85,792)

Net loss	-	-	-	-	-	-	-	(1,940,401)	-	(1,940,401)

Balance, December 31, 2020	173,974	$17	-	$-	3,506,752	$351	$21,854,134	$(30,039,146)	$(12,498)	$(6,844,909)

See accompanying notes to the consolidated financial statements

Wizard Brands, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2020	December 31, 2019
Cash Flows From Operating Activities:
Net loss	$(1,940,401)	$(2,161,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,336	47,698
Accretion of debt discount	34,952	4,999
Right-of-use asset amortization	(109)	2,444
Share-based compensation	407,852	274,587
Changes in operating assets and liabilities:
Accounts receivable	(33,339)	124,282
Inventory	(220,641)	-
Prepaid convention expenses	338,658	419,827
Prepaid expenses	35,806	117,912
Security deposits	(8,895)	-
Accounts payable and accrued expenses	1,100,458	606,983
Unearned revenue	(809,395)	(142,480)

Net Cash Used In Operating Activities	(1,070,718)	(705,603)

Cash Flows from Investing Activities:
Purchase of property and equipment	(24,733)	(6,014)
Purchase of intangible assets	(132,000)	-

Net Cash Used In Investing Activities	(156,733)	(6,014)

Cash Flows from Investing Activities:
Proceeds from issuance of convertible debentures and warrants	-	2,500,000
Proceeds from notes payable	347,500	-
Payment of debt issuance costs	-	(25,400)

Net Cash Provided by Financing Activities	347,500	2,474,600

Net change in cash and cash equivalents	(879,951)	1,762,983

Cash and cash equivalents at beginning of reporting period	2,777,654	1,014,671

Cash and cash equivalents at end of reporting period	$1,897,703	2,777,654

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$173,938	$252,980
Deemed dividend	$85,692	$-
Warrants issued for debt discount recorded on convertible debt	$-	$545,336

See accompanying notes to the consolidated financial statements

Wizard Brands, Inc.

December 31, 2020

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Wizard Brands, Inc.

Wizard Brands, Inc., formerly GoEnergy, Inc., Wizard World, Inc. and Wizard Entertainment, Inc. (“Wizard Brands” or the “Company”) was incorporated on May 2, 2001, under the laws of the State of Delaware. The Company, through its operating subsidiary, is a producer of pop culture and live multimedia conventions across North America. Effective October 5, 2018, the Company changed its name to Wizard Entertainment, Inc. On July 29, 2020, the Company changed its name to Wizard Brands, Inc.

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

ButtaFyngas LLC

On April 10, 2015, the Company and an unrelated third party formed ButtaFyngas, LLC (“ButtaFyngas”) under the laws of the State of Delaware. The Company and the unrelated party each own 50% of the membership interest and shall allocate the profits and losses accordingly upon repayment of the initial capital contributions on a pro rata basis. The Company consolidates its 50% equity interest and reports the remaining 50% equity interest owned by the third party as the non-controlling interest in ButtaFyngas, which had no operating activity for the years ended December 31, 2020 and 2019, respectively.

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

The assets purchased from Jevo (assignment for the benefit of creditors), LLC were included in the Company’s consolidated financial statements at December 31, 2020, although the final purchase price allocation has yet to be valued, are as follows:

Inventory	$235,034
Prepaid rent	3,900
Property and equipment – vehicle	15,000
Leasehold improvements	4,600
Intangible assets – Intellectual Property	132,000
Deposits	8,793
Liabilities	-

Total assets included in the consolidated balance sheet	$399,327

The Company recognized approximately $57,000 of expenses relating to the set-up, repairs, licensing, temporary labor and operations of Jevo during 2020.

The purchase was settled in full with no related liabilities as of December 31, 2020.

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a loss from operations of $1.3 million and $1.9 million for the years ended December 31, 2020 and 2019, respectively. On December 31, 2020, we had cash and cash equivalents of approximately $1.9 million and a working capital deficit of approximately $4.8 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through March 2022. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses commenced in 2017, together with the initiation of virtual activities and e-commerce, will guide the Company in a positive direction as we continue to strive to attain profitability. During 2020 and 2019, the Company has utilized internal controls, operating procedures and techniques to control costs. These operating changes have included staff cuts and the realignment of various operating functions within the Company.

However, because of the current situation with the Covid-19 virus, the Company was unable to produce any live events after the First Quarter of 2020. At present it is unclear how many live events will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2021 and beyond. At this point, the Company has postponed all of the live shows that it has scheduled for ??. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020 and since that time the Company has produced over 200 virtual events during 2020. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard World Vault” as a site for consumers to purchase pop-culture memorabilia and collectables.

We see an opportunity in the Non-Fungible Tokens (NFTs) industry. NFTs are collectibles where various objects (including pictures, music and video) are digitized.  The digital version of the object is sold as a unique, blockchain-authenticated collectible. In recent months many companies have entered this space.  However, Wizard Brands, Inc., because of its existing enterprises, is perhaps uniquely situated to enter the NFT marketplace on a scale at which no other new market entrant into this space can achieve.  Although the NFT market is currently gaining considerable attention in the press, and is achieving traction with consumers, it is impossible to know the ultimate size and significance of the NFT marketplace.

On April 28, 2020 the Company, through one of its wholly-owned operating subsidiaries, acquired the assets of the creator of the Jevo machine, which is a patent-protected first-mover application for the creation of gelatin shots. With Jevo, the Company has diversified its revenue generation capabilities by manufacturing, marketing and selling Jevo units and related consumables, both nationally and internationally, to bars, restaurants, clubs, casinos, hotels, cruise lines, resorts and other establishments that serve beverages (both alcoholic and non-alcoholic) to the public. In addition to food and beverage applications, the Company has identified other market segments where the Jevo units can be marketed including but not limited to the healthcare and cannabis industries. The Company intends to resume the manufacturing of the Jevo units with a target of producing new Jevo machines in the second quarter of 2021.

Clearly, issues emanating from the Covid-19 Pandemic have impacted the hospitality industry (a key segment for Jevo sales), which in turn have impacted operations of Jevo. However, the Company has utilized this time to engage in a wide range of preparatory activities positioning Jevo for a successful re-launch. Such preparatory activities have included, but are not limited to, engaging with suppliers, forecasting and ordering consumables, establishing sales channels, creating marketing materials, and engaging in numerous inventory and supply chain processes necessary to successfully relaunch the manufacturing of Jevo units. The acquisition of Jevo is the Company’s initial entry into M&A activity intended to broaden the Company’s revenue base.

As disclosed in “Securities Purchase Agreement II”, On December 19, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Barlock 2019 Fund, LP (the “Purchaser”), for the sale of the Company’s securities, comprised of (i) a $2,500,000 convertible debenture, convertible at a price of $2.50 per share, and (ii) warrants to acquire 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. As a condition to Purchaser entering into the Purchase Agreement, the Company entered into a security agreement in favor of the Purchaser, granting a security interest in substantially all of the property of the Company, whether presently owned or existing or hereafter acquired or coming into existence, including but not limited to, its ownership interests in its subsidiaries, to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the debenture. The security interest is on equal footing with certain other creditors of the Company. The Company received $2,500,000 in cash from the offering of the securities but was required to pay out of the closing proceeds, Purchaser’s attorney’s fees in the amount of $25,000. The Company has agreed with the Purchaser that the funds received will be restricted and utilized only for M&A opportunities, new business ventures, brand extensions and the creation of new vertical opportunities by the Company. The subject note contains a “ratchet” provisions that adjusts the conversion rates of the note to the lowest rate the Company has agreed to issue stock. The effect of repricing board and employee options, (as discussed in Item 5 “Other Information”) to $0.25 reset the conversion rate of the debenture to $0.25. In light of the financial stress Covid-19 has placed on the Company, the holder of the debenture has agreed to not require payment due under the outstanding notes until December 31, 2022.

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

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s).

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

KTC Corp.	The State of Nevada, U.S.A.	September 20, 2010	100%

Kicking the Can L.L.C.	The State of Delaware, U.S.A.	April 17, 2009	100%

Wizard World Digital, Inc. (dissolved in March 2019)	The State of Nevada, U.S.A.	March 18, 2011	100%

Wiz Wizard, LLC (dissolved in March 2019)	The State of Delaware, U.S.A.	December 29, 2014	100%

ButtaFyngas, LLC	The State of Delaware, U.S.A.	April 10, 2015	50%

Wizard World China, LLC	The State of Delaware, U.S.A.	August 31, 2017	100%

Jevo Holdings, LLC (formerly Wizard Immersive, LLC)	The State of California, U.S.A.	June 18, 2018	100%

Wizard Special Events, LLC	The State of California, U.S.A.	June 5, 2018	100%

Wizard World, LLC	The State of California, U.S.A.	October 30, 2018	100%

All inter-company balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of December 31, 2020 and 2019, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $0 and $0, respectively.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	December 31, 2020	December 31, 2019
Finished goods	$220,641	$-

Finished goods inventory includes finished components to the Jevo units.

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

Intangible assets

Intangible assets represent intangible assets acquired in connection with the Company’s purchase of Jevo patents and technology. The transaction was not a business combination or acquisition of a business. As reflected in Note 1, the amount attributed to the intellectual property from the purchase was $132,000.

The intangible assets are expected to be amortized using a straight-line method consistent with the expected future cash flows related to the intangible asset. The Company has determined that a ten-year useful life of the intellectual property is reasonable and will begin amortization in Q2 2021.

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

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the years ended December 31, 2020 and 2019, as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

Investments - Cost Method, Equity Method and Joint Venture

In accordance with sub-topic 323-10 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (“Sub-topic 323-10”), the Company accounts for investments in common stock of an investee for which the Company has significant influence in the operating or financial policies even though the Company holds 50% or less of the common stock or in-substance common stock.

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

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the year ended December 31, 2020 and 2019, the Company recognized $0 losses from this venture, respectively.

As of December 31, 2020 and 2019, the investment in CONtv was $0.

As of December 31, 2020 and 2019, the amount due to CONtv was $224,241.

Fair Value of Measurements

The Company follows ASC 820-10 to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

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

Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet in the amount of $252,980 related to the operating lease for office space. Results for the year ended December 31, 2020 and 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

As part of the adoption, we elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to:

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

Refer to Note 9. Operating Leases for additional disclosures required by ASC 842.

Revenue Recognition and Cost of Revenues

The Company recognizes revenue according to ASC 606, Revenue from Contracts with Customers. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met:

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2020 contained a significant financing component.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant revenue stream for the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31, 2020	December 31, 2019
Conventions	$2,610,123	$10,578,316
Virtual	412,325	-
Vault	1,466,714	-
Jevo	29,001	-
Total revenue	$4,518,163	$10,578,316

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph ASC 605-45-45-19. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of revenue as incurred.

Shipping and handling costs were $5,954 and $0 for the years ended December 31, 2020 and 2019, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020 and 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOLs”) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the income tax provision.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Convertible note	833,333	833,333
Common stock options	792,750	226,000
Common stock warrants	10,300,000	1,133,333

Total contingent shares issuance arrangement, stock options or warrants	11,926,083	2,192,666

Related Parties

The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

In August 2020, the FASB issued ASU 2020-06, Debt—”Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the consolidated financial statements were issued are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2020	December 31, 2019
Computer Equipment	$36,525	$48,128
Equipment	474,069	474,068
Furniture and Fixtures	65,465	62,321
Vehicles	15,000	-
Leasehold Improvements	27,094	22,495
	618,153	607,012
Less: Accumulated depreciation	(559,652)	(548,908)
	$58,501	$58,104

Depreciation expense was $24,336 and $47,698 for the years ended December 31, 2020 and 2019, respectively.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of Eighteen Thousand Seven Hundred Fifty and No/100 Dollars ($18,750). This agreement has been amended so that the monthly fee owed to Bristol may now, at the option of the Company, be paid in preferred stock. The consulting agreement is still in effect.

In addition, the Company granted to Bristol options to purchase up to an aggregate of 30,000 shares of the Company’s common stock.

During the years ended December 31, 2020 and 2019, the Company incurred expenses of approximately $225,000, for each period for services provided by Bristol. On November 22, 2018, the Board of Directors of the Company decided to issue 210,982 shares of Preferred stock (“2018 Bristol shares”) for settlement of the outstanding fees due to Bristol totaling $496,875. At December 31, 2020 and 2019, the Company accrued $0 and $125,154, respectively, of net monthly fees due to Bristol. On August 3, 2020, the Board of Directors resolved to convert the total amount of debt owed to Bristol of $384,375, as of July 31, 2020, into 38,438 shares of Series A Preferred stock. On August 3, 2020, as ratified on August 21, 2020, the Board of Directors elected to cancel the 2018 Bristol shares and issue an additional 88,125 shares of Series A Preferred stock.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the years ended December 31, 2020 and 2019, the Company paid lease obligations $108,046 and $115,954, respectively, under the Sublease. The Sublease terms in September 2021. See Note 9.

The offices and records of the Company moved to the Barlock offices in Park City, Utah during the fourth quarter 2020.

Loan from officer

During the year ended December 31, 2019, the CEO made a non-interest bearing loan to the Company of $100,000. During the year ended December 31, 2020, an additional $125,000 was loaned to the Company, which together with other amounts paid on behalf of the Company, brought the total amount loaned to $351,000. The outstanding balance under the loan payable as of December 31, 2020 and 2019 was $0 and $100,000, respectively, and was included in accounts payable and accrued liabilities on the consolidated balance sheet. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt (including loans made to the Company and deferred compensation) owed to John D. Maatta, as of July 31, 2020, into 35,074 shares of Series A Preferred Stock. On August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Maatta shares previously issued for outstanding deferred compensation and issue an additional 85,868 shares of Series A Preferred stock (see Note 8).

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. For the years ended December 31, 2020 and 2019, the Company recorded amortization of $0 and $4,999, respectively. There was unamortized debt discount of $0 as of December 31, 2020 and 2019, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

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

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive

For the years ended December 31, 2020 and 2019, the Company recognized $0 losses from this venture, respectively.

As of December 31, 2020 and 2019, the investment in CONtv was $0.

As of December 31, 2020 and 2019, the amount due to CONtv was $224,241.

Note 6 – Notes Payable

Paycheck Protection Program

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay payroll costs, including some benefits over a covered period of up to 24 weeks. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 30, 2020, the Company closed a $197,600 SBA guaranteed PPP loan. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount. As of December 31, 2020, the outstanding balance under the loan was $197,600.

Small Business Administration Loan

On June 9, 2020, the Company executed a loan agreement with the SBA. The Company received aggregate proceeds of $149,900 under the loan which shall accrue interest at a rate of 3.75% and will mature in June 2050. As of December 31, 2020, the outstanding balance under the loan was $149,900.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $510,384 and $0 as of December 31, 2020 and 2019, respectively, which includes the debt discount and debt issuance costs recorded upon execution of the Securities Purchase Agreement discussed above.

Note 8 – Commitments and Contingencies

Appointment of President and Chief Executive Officer

On April 22, 2016, the Board approved the appointment of Mr. John D. Maatta as the Company’s President and Chief Executive Officer, effective as of May 3, 2016. Mr. Maatta will continue to serve as a member of the Board. In addition, the Board granted Mr. Maatta options to purchase up to an aggregate of 55,000 shares of the Company’s common stock, subject to the terms and conditions of the Third Amended and Restated 2011 Stock Incentive and Award Plan, which were fully vested as of December 31, 2018. Mr. Maatta formally entered into his Employment Agreement with the Company on July 17, 2016. Effective January 1, 2018, Mr. Maatta has elected to receive 50% of the compensation provided for his employment contract and is currently receiving $125,000 per year with the remainder of the balance deferred which amount is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. On November 22, 2018, the Board of Directors of the Company decided to issue 86,466 shares of Preferred stock (the “2018 Maatta shares”) for settlement of the deferred compensation due to Mr. Maatta totaling $212,707. Deferred compensation for Mr. Maatta accrued as of December 31, 2020 and 2019 was $0 and $186,885, respectively. From time to time Mr. Maatta has made non-interest bearing loans to the Company. As of December 31, 2020 and 2019 the outstanding loans due to Mr. Maatta were $0 and $100,000, respectively, which was included in accounts payable and accrued liabilities on the consolidated balance sheet. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt owed to Mr. Maatta of $563,443, as of July 31, 2020, into 56,344 shares of Series A Preferred stock. In addition, on August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Maatta shares and issue an additional 85,868 shares of Series A Preferred stock.

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

On November 24, 2020, Mr. Maatta resigned his positions of Chief Executive Officer, President, Chief Financial Officer and Chief Accounting Officer of the Company. Mr. Maatta will continue to serve as members of the Board.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of $18,750. For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. On November 22, 2018, the Board of Directors of the Company decided to issue 201,982 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. As of December 31, 2020 and 2019, the Company accrued $0 and $125,154, respectively, of net monthly fees due to Bristol. The Company’s consulting agreement with Bristol Capital, LLC has been amended so that the monthly fee may now, at the option of the Company, be paid in preferred stock. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt owed to Bristol of $384,375, as of July 31, 2020, into 38,438 shares of Series A Preferred stock. In addition, on August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Bristol shares and issue an additional 88,125 shares of Series A Preferred stock.

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

On November 24, 2020, Paul Kessler resigned his position of Executive Chairman of the board of directors of the Company. Mr. Kessler will continue to serve as members of the Board.

Legal proceedings

The Company is from time to time involved in legal proceedings in the ordinary course of business. It is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations.

Note 9 – Operating Leases

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the year ended December 31, 2020 and 2019, the Company paid lease obligations $108,046 and $115,954, respectively, under the Sublease. The Sublease terms in September 2021.

The offices and records of the Company were moved to the Barlock Fund offices in Park City, Utah during the fourth quarter 2020.

On April 28, 2020, upon acquisition of the Jevo assets, the Company entered into a lease agreement with a third party. The term of the lease is for 5 years beginning on May 1, 2020 commencing with a three-month rent holiday followed by monthly payments of $3,900 with an approximate 2% escalation clause. During the year ended December 31, 2020 and 2019, the Company paid lease obligations $31,200 and $0, respectively, under the lease.

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

The components of lease expense were as follows:

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Operating lease	$127,545	$115,954
Sublease income	(26,875)	(37,807)
Total net lease cost	$106,145	$78,147

Supplemental cash flow and other information related to leases was as follows:

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(100,671)	$(104,899)

ROU assets obtained in exchange for lease liabilities:
Operating leases	$173,938	$252,980

Weighted average remaining lease term (in years):
Operating leases	3.15	1.67

Weighted average discount rate:
Operating leases	12%	12%

The following table presents the maturity of the Company’s lease liabilities as of December 31, 2020:

For the twelve months ending December 31:
2021	$130,400
2022	48,293
2023	49,259
2024	50,244
2025	21,108
299,304
Less: Imputed interest	(52,896)
Present value	$246,408

Note 10 – Stockholders’ Equity (Deficit)

Reverse Stock Split

Following the board of directors’ approval, the Company filed a Certificate of Change to its Articles of Incorporation (the “Amendment”), with the Secretary of State of the State of Delaware to effectuate a one-for-twenty (1:20) reverse stock split (the “Reverse Stock Split”) for all classes of its stock, par value $0.0001 per share, without any change to its par value. The Amendment became effective on January 23, 2020. No fractional shares were issued in connection with the Reverse Stock Split as all fractional shares were “rounded up” to the next whole share.

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

As of December 31, 2020 and 2019, there were 173,974 and 0 shares of Series A preferred stock issued and outstanding, respectively.

As of December 31, 2020 and 2019, there were 0 and 288,448 shares of preferred stock issued and outstanding, respectively.

As of December 31, 2020 and 2019, there were 3,506,752 and 3,506,752 shares of common stock issued and outstanding, respectively. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

Equity Incentive Plan

On May 9, 2011, the Board approved, authorized and adopted (subject to stockholder approval) the 2011 Incentive Stock and Award Plan (the “Plan”). The Plan was amended on September 14, 2011, April 11, 2012, July 9, 2012 and September 25, 2014. On August 3, 2020 the board of directors adopted the 2020 Incentive Stock and Award Plan The Plan provides for the issuance of up to 750,000 shares of common stock, par value $.0001 per share, of the Company through the grant of non-qualified options (the “Non-qualified Options”), incentive options (the “Incentive Options”) and together with the Non-qualified Options, the (“Options”) and restricted stock (the “Restricted Stock”) to directors, officers, consultants, attorneys, advisors and employees.

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

(v)	the Restricted Stock is not transferable until the date on which the Committee has specified such restrictions have lapsed.

There was no restricted stock awards during the year ended December 31, 2020.

Stock Options

Each Option shall contain the following material terms:

(i)	the exercise price, which shall be determined by the Committee at the time of grant, shall not be less than 100% of the Fair Market Value (defined as the closing price on the final trading day immediately prior to the grant on the principal exchange or quotation system on which the common stock is listed or quoted, as applicable) of the common stock of the Company, provided that if the recipient of the Option owns more than ten percent (10%) of the total combined voting power of the Company, the exercise price shall be at least 110% of the Fair Market Value;

(ii)	the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than five (5) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

(iii)	subject to acceleration in the event of a Change of Control of the Company (as further described in the Plan), the period during which the Options vest shall be designated by the Committee or, in the absence of any Option vesting periods designated by the Committee at the time of grant, shall vest and become exercisable in equal amounts on each fiscal quarter of the Company through the four (4) year anniversary of the date on which the Option was granted;

(iv)	no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient; and

(v)	with respect to Incentive Options, the aggregate Fair Market Value of common stock exercisable for the first time during any calendar year shall not exceed $100,000.

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2018	217,250	$10.40
Exercisable – December 31, 2018	174,625	$11.80
Granted	107,125	2.60
Exercised	-	-
Forfeited/Cancelled	(98,375)	-
Outstanding – December 31, 2019	226,000	5.40
Exercisable – December 31, 2019	171,083	$2.62

Granted	587,500	$0.41
Exercised	-	$-
Forfeited/Cancelled	(24,250)	$-
Outstanding – December 31, 2020	789,250	$1.75
Exercisable – December 31, 2020	451,448	$2.69

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 – 18.80	789,250	4.20 years	$1.75	451,448	$2.69

At December 31, 2020 the total intrinsic value of options outstanding and exercisable was $117,750 and $60,563, respectively.

During the years ended December 31, 2020 and 2019, the Company recorded total stock-based compensation expense related to options of approximately $407,952 and $274,587, respectively. The unrecognized compensation expense at December 31, 2020 was approximately $300,917.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2019	833,333	$3.00
Exercisable – December 31, 2019	833,333	$3.00
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2019	1,133,333	$2.80
Exercisable – December 31, 2019	1,133,333	$2.80
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2020	1,133,333	$3.00
Exercisable – December 31, 2020	1,133,333	$3.00

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$2.60 – 3.00	1,133,333	1.96 years	$3.00	1,133,333	$3.00

At December 31, 2020 the total intrinsic value of warrants outstanding and exercisable was $0.

Note 11 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2020 and 2019, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 12 – Subsequent Events

On March 1, 2021, the Registrant’s board of directors (the “Board”) approved the Registrant’s entry into, and the Registrant entered into, an Employment Agreement, effective as of November 24, 2020 (the “Effective Date”), with Scott D. Kaufman to serve as the Registrant’s Chief Executive Officer for a term of two years, subject to automatic renewal for additional terms of one year unless either party gives prior written notice of non-renewal to the other party no later than 60 days prior to the expiration of the then-current term. Mr. Kaufman will receive an annual base salary of $250,000, provided that until such time as the Registrant has positive net income on a consolidated basis with its subsidiaries for a period of six months, the Registrant, in its sole discretion, may elect to pay Mr. Kaufman his Base Salary, in whole or in part, in the form of the Registrant’s Series A Preferred Stock. Mr. Kaufman is also eligible to receive an annual bonus as determined by the Compensation Committee of the Board and as approved by the Board. The Board also agreed, during the term of Mr. Kaufman’s employment, to take reasonable steps to appoint him to the Board, to maintain such appointment, and to nominate him as a director for the purposes of any meeting or consent of the Registrant’s stockholders electing directors during the term of his employment.

On March 1, 2021, Mr. Kaufman, CEO and Chairman of the Board was awarded 2,075 shares of Series A Preferred Stock having a stated value of $20,750 for services he provided to the Company as CEO from November 24, 2020 through December 31, 2020.

In January 2021 we held a Jevo launch event in Florida with a target audience interest that was keen to learn about the many different applications for delivery of everything from electrolytes to multivitamins, CBD to spirits via the Jevo products.

On January 26, 2021 we entered into a lease agreement with Bannie Investment, LLC for approximately 2,509 square feet of industrial space. This is a month-to-month tenancy with a base rent of $1,380.

The COVID-19 virus continues to spread around the world, resulting in business and social disruption.  The coronavirus was declared a Public Health Emergency of International Concern by the World Health Organization on January 30, 2020.  The operations and business results of the company could be materially adversely affected. The extent to which the coronavirus may impact business activity or results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain the coronavirus or treat its impact, among others.

