Form 10-Q
period 2021-03-31
WIZARD BRANDS, INC.
filed 2021-05-17
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-33383

WIZARD BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2700 Homestead Road, Suite 50

Park City, UT 84098

(Address of principal executive offices)

435-900-1WIZ

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

As of May 14, 2021, there were 3,506,752 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Wizard Brands, Inc.

March 31, 2021

Wizard Brands, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,635,325	$1,897,703
Accounts receivable, net	-	33,452
Inventory	305,475	220,641
Prepaid convention expenses	-	3,625
Prepaid expenses	360,106	62,066

Total Current Assets	3,330,906	2,217,487

Property and equipment, net	51,550	58,501

Intangibles, net	128,700	132,000

Operating lease right of use asset, net	212,259	244,072

Security deposits	22,850	18,303

Total Assets	$3,716,265	$2,670,363

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,401,351	$3,474,061
Unearned revenue	572,755	758,847
Operating lease liability	108,713	108,713
Convertible promissory note – related party, net	2,500,000	2,500,000
Due to CONtv joint venture	-	224,241

Total Current Liabilities	6,582,819	7,065,862

Operating lease liability, net	105,381	137,694
Notes payable, net	545,162	347,500
Convertible debenture, net	2,034,396	1,964,216
Total Liabilities	9,267,757	9,515,272

Commitments and contingencies

Stockholders’ Deficit
Preferred stock-Series A Cumulative and Convertible par value $0.0001: 500,000 shares authorized; 217,293 and 173,974 shares issued and outstanding, respectively	21	17
Preferred stock par value $0.0001: 4,500,000 shares authorized; 5,000 and 288,448 shares issued and outstanding, respectively	1	-
Common stock par value $0.0001: 100,000,000 shares authorized; 3,506,752 and 3,506,752 shares issued and outstanding, respectively	351	351
Additional paid-in capital	26,968,654	23,206,367
Accumulated deficit	(32,508,021)	(30,039,146)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(5,551,492)	(6,844,909)

Total Liabilities and Stockholders’ Deficit	$3,716,265	$2,670,363

See accompanying notes to the unaudited condensed consolidated financial statements.

Wizard Brands, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Revenues	$379,174	$2,602,419

Cost of revenues	297,546	2,024,282

Gross margin	81,628	578,137

Operating expenses

Share-based compensation	97,429	21,171
Salaries and benefits	454,004	235,550
Consulting fees	1,740,008	117,807
General and administrative	863,486	230,882

Total operating expenses	3,154,927	605,410

Loss from operations	(3,073,299)	(27,273)

Other income (expenses)
Interest expense	(224,092)	(156,341)
Other income	828,516	-

Total other income (expenses)	604,424	(156,341)

Loss before income tax provision	(2,468,875)	(183,614)

Income tax provision	-	-

Net loss	(2,468,875)	(183,614)

Series A Preferred dividends	56,898	-

Net loss attributable to common stockholders	$(2,411,977)	$(183,614)

Loss per share - basic	$(0.69)	$(0.05)

Loss per share - diluted	$(0.69)	$(0.05)

Weighted average common shares outstanding – basic	3,506,752	3,506,752

Weighted average common shares outstanding – diluted	3,506,752	3,506,752

See accompanying notes to the unaudited condensed consolidated financial statements.

Wizard Brands, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Three Months Ended March 31, 2021

	Series A Preferred Stock Par value $0.0001		Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2020	173,974	$17	-	$-	3,506,752	$351	$21,854,134	$(28,098,745)	$(12,498)	$(6,256,729)

Share-based compensation	43,300	4	-	-	-	-	531,305	-	-	531,305

Warrants issued for services	-	-	-	-	-	-	1,562,881	-	-	1,562,881

Issuance of Series B preferred shares and warrants – net of offering costs	-	-	5,000	1	-	-	1,724,999	-	-	1,725,000

Series A Preferred declared dividends	-	-	-	-	-	-	(56,898)	-	-	(56,898)

Net loss	-	-	-	-	-	-	-	(2,468,875)	-	(2,468,875)

Balance, March 31, 2021	217,274	$21	5,000	$1	3,506,752	$351	$26,968,654	$(32,508,021)	$(12,498)	$(5,551,492)

For the Three Months Ended March 31, 2020

	Series A Preferred Stock Par value $0.0001		Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2019	-	$-	288,448	$29	3,506,752	$351	$21,854,134	$(28,098,745)	$(12,498)	$(6,256,729)

Share-based compensation	-	-	-	-	-	-	21,171	-	-	21,171

Net loss	-	-	-	-	-	-	-	(183,614)	-	(183,614)

Balance, March 31, 2020	-	$-	288,448	$29	3,506,752	$351	$21,875,305	$(28,282,359)	$(12,498)	$(6,419,172)

See accompanying notes to the unaudited condensed consolidated financial statements.

Wizard Brands, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net loss	$(2,468,875)	$(183,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,251	7,940
Accretion of debt discount	70,180	7,567
Right-of-use asset amortization	(500)	297
Share-based compensation	2,094,190	21,171
Gain on write-off of CONtv joint venture	(224,241)	-
Changes in operating assets and liabilities:
Accounts receivable	33,452	(40,852)
Inventory	(84,834)	-
Prepaid convention expenses	3,625	342,283
Prepaid expenses	(298,040	6,850
Security deposits	(4,547)	-
Accounts payable and accrued expenses	(129,608)	368,878
Unearned revenue	(186,092)	(907,313)

Net Cash Used In Operating Activities	(1,185,040)	(376,793)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(665)

Net Cash Used In Investing Activities	(156,733)	(665)

Cash Flows from Investing Activities:
Proceeds from issuance of Series B preferred shares and warrants - net	1,725,000	-
Proceeds from notes payable	197,662	-

Net Cash Provided by Financing Activities	1,922,662	-

Net change in cash and cash equivalents	737,622	(377,458)

Cash and cash equivalents at beginning of reporting period	1,897,703	2,777,654

Cash and cash equivalents at end of reporting period	$2,635,325	2,400,196

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Deemed dividend	$56,898	$-

See accompanying notes to the unaudited condensed financial statements.

Wizard Brands, Inc.

March 31, 2021

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

Recent Developments

On April 28, 2020 the Company, through one of its wholly-owned operating subsidiaries, acquired the assets of the creator of the Jevo machine, which is a patent protected first-mover application for the creation of gelatin shots. With Jevo, the Company will diversify its revenue generation capabilities by manufacturing, marketing and selling Jevo units and related consumables, both nationally and internationally to bars, restaurants, clubs, casinos, hotels, cruise lines, resorts and other establishments that serve beverages (both alcoholic and non-alcoholic) to the public. In addition to food and beverage applications the Company has identified other market segments where the Jevo units can be marketed including but not limited to the healthcare industry. The acquisition of Jevo is the Company’s initial entry into M&A activity intended to broaden the Company’s revenue base. Following the closing of the merger transaction, Jevo’s financial statements as of the closing were consolidated with the financial statements of the Company.

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a loss from operations of $3,077,678 and $27,273 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021, we had cash and cash equivalents of approximately $2.6 million and a working capital deficit of approximately $3.2 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through March 2022. However, the Company believes that the effects of the expansion of virtual activities and e-commerce along with the entry into new business verticals will guide the Company in a positive direction as we continue to strive to attain profitability.

However, because of the current situation with the Covid-19 virus, the Company was unable to produce any live events after the First Quarter of 2020. At present it is unclear how many live events will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2021. At this point, the Company has postponed all of the live shows that it has scheduled for 2021. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020 and since that time the Company has produced approximately 200 virtual events. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard World Vault” as a site for consumers to purchase pop-culture memorabilia and collectables.

On March 29, 2021, the Company entered into a Securities Purchase Agreement (the “Leviston Purchase Agreement”) with Leviston Resources LLC (“Leviston”) dated March 26, 2021, pursuant to which the Company sold to Leviston, and the Leviston purchased from the Company, 5,000 shares of the Company’s Series B Preferred Stock, par value $0.0001 per share Series B Preferred Stock with an aggregate stated value of $5,400,000, a Series B Preferred Stock Purchase Warrant to purchase 5,000 shares of Series B Preferred Stock, having a term expiring on March 26, 2023 and a per share exercise price (subject to adjustment for stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting shares of the Company’s common stock, par value $0.0001 per share and/or securities entitling the holder thereof to acquire shares of Common Stock, as applicable) of $1,000 (the “Series 1 Warrant”), and a Series B Preferred Stock Purchase Warrant to purchase 5,000 shares of Series B Preferred Stock, having a term expiring on March 26, 2024 and a per share exercise price (subject to adjustment for stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting shares of Common Stock and/or securities entitling the holder thereof to acquire shares of Common Stock, as applicable) of $1,000 (the “Series 2 Warrant” and together with the Series 1 Warrant, the “Warrants,” and together with the Closing Shares, the “Securities”). The aggregate purchase price for the Securities is $5,000,000, which Leviston will pay as follows: $2,000,000 on the Closing Date; $500,000 on or before the date that is three business days from the date that the Company files a registration statement relating to the shares of Common Stock issuable upon conversion of the Closing Shares and the shares of Series B Preferred Stock issuable upon exercise of the Warrants; and $2,500,000 on or before the date that is three business days from the date that such registration statement is declared effective in accordance with the terms and provisions of the Registration Rights Agreement.

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 29, 2021.

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

As of March 31, 2021 and December 31, 2020, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $0 and $0, respectively.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	March 31, 2021	December 31, 2020
Finished goods	$305,475	$220,641

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

The intangible assets are amortized using a straight-line method consistent with the expected future cash flows related to the intangible asset, which has been determined to be ten (10) years. Amortized intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable.

Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group’s carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. No impairment has been recorded as of March 31, 2021.

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

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive.

For the three months ended March 31, 2021 and 2020, the Company recognized $0 losses from this venture, respectively.

As of March 31, 2021 and December 31, 2020, the investment in CONtv was $0.

As of March 31, 2021 and December 31, 2020, the amount due to CONtv was $0 and $224,241, respectively.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2021 contained a significant financing component.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant revenue stream for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Conventions	$-	$2,583,404
Virtual	191,962	19,015
Vault	172,698	-
Jevo	14,514	-
Total revenue	$379,174	$2,602,419

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of revenue as incurred.

Shipping and handling costs were $0 and $0 for the three and three months ended March 31, 2021 and 2020, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company is no longer subject to tax examinations by tax authorities for years prior to 2018.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Convertible note	833,333	833,333
Common stock options	789,250	226,000
Common stock warrants	11,000,000	1,133,333

Total contingent shares issuance arrangement, stock options or warrants	12,622,583	2,192,666

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU 2019-12, Income Taxes(Topic 740): “Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statement presentation or disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial statements.

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2021	March 31, 2020
Computer Equipment	$36,525	$36,525
Equipment	474,069	474,069
Furniture and Fixtures	65,465	65,465
Vehicles	15,000	15,000
Leasehold Improvements	27,095	27,094
	618,154	618,153
Less: Accumulated depreciation	(566,604)	(559,652)
	$51,550	$58,501

Depreciation expense was $6,722 and $7,940 for the three months ended March 31, 2021 and 2020, respectively.

Note 5 – Related Party Transactions

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

In addition, upon execution of the Consulting Agreement, the Company granted to Bristol options to purchase up to an aggregate of 30,000 shares of the Company’s common stock.

During the three months ended March 31, 2021 and 2020, the Company incurred expenses of approximately $225,000 and $56,000, for each period for services provided by Bristol, respectively. On November 22, 2018, the Board of Directors of the Company decided to issue 210,982 shares of Preferred stock (“2018 Bristol shares”) for settlement of the outstanding fees due to Bristol totaling $496,875. At March 31, 2021 and December 31, 2019, the Company accrued $0 and $0, respectively, of net monthly fees due to Bristol. On August 3, 2020, the Board of Directors resolved to convert the total amount of debt owed to Bristol of $384,375, as of July 31, 2020, into 38,438 shares of Series A Preferred stock. In addition, on August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Bristol shares and issue a new total of 88,125 shares of Series A Preferred stock (see Note 8). The Company issued 22,500 shares of Preferred series A stock for the services provided during the three months ended March 31, 2021.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the three months ended March 31, 2021 and 2020, the Company paid lease obligations $13,034 and $23,812, respectively, under the Sublease. See Note 8.

Loan from officer

During the year ended December 31, 2019, the CEO made a non-interest bearing loan to the Company of $100,000. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt (including loans made to the Company and deferred compensation) owed to John D. Maatta, as of July 31, 2020, into 35,074 shares of Series A Preferred Stock. In addition, on August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Maatta shares previously issued for outstanding deferred compensation and issue a new total of 85,868 shares of Series A Preferred stock. As of March 31, 2021 and December 31, 2020 the outstanding balance under the loan payable was $0.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $0 as of March 31, 2021 and December 31, 2020, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive.

For the three months ended March 31, 2021 and 2020, the Company recognized $0 losses from this venture, respectively.

As of March 31, 2021 and December 31, 2020, the investment in CONtv was $0.

As of March 31, 2021 and December 31, 2020, the amount due to CONtv was $0 and $224,241, respectively.

Note 6 – Notes Payable

Paycheck Protection Program

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay payroll costs, including some benefits over a covered period of up to 24 weeks. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 30, 2020, the Company closed a $197,600 SBA guaranteed PPP loan. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount. As of March 31, 2021, the outstanding balance under the loan was $197,600.

On February 25, 2021, the Company closed on a $197,662 SBA guaranteed PPP2 loan. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount. As of March 31, 2021, the outstanding balance under the loan was $197,662.

Small Business Administration Loan

On June 9, 2020, the Company executed a loan agreement with the SBA. The Company received aggregate proceeds of $149,900 under the loan which shall accrue interest at a rate of 3.75% and will mature in June 2050. As of March 31, 2021 and December 31, 2020, the outstanding balance under the loan was $149,900.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $465,604 and $510,384 as of March 31, 2021 and December 31, 2020, respectively, which includes the debt discount and debt issuance costs recorded upon execution of the Securities Purchase Agreement discussed above.

Note 8 – Commitments and Contingencies

Separation and Consulting Agreement

On February 20, 2021, the Company entered into a Separation and Consulting Agreement with Mr. John D. Maatta, the former President and Chief Executive Officer. Pursuant to the agreement, Mr. Maatta resigned from his position within the Company and will provide services on behalf of the Company and be paid a monthly fee of $10,000. In addition, the Company granted 8,500 shares series A preferred stock for accrued and unpaid salary and vacation time.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of $18,750. For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. On November 22, 2018, the Board of Directors of the Company decided to issue 201,982 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. The Company’s consulting agreement with Bristol Capital, LLC has been amended so that the monthly fee may now, at the option of the Company, be paid in preferred stock. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt owed to Bristol of $384,375, as of July 31, 2020, into 38,438 shares of Series A Preferred stock. In addition, on August 3, 2020, the Board of Directors elected to cancel the 2018 Bristol shares and issue 49,698 shares of Series A Preferred stock. In March 2021, the Company granted an additional 22,500 shares of series A preferred stock for consulting services provided by Bristol during the three months ended March 31, 2021.

Appointment of Chief Executive Officer

On March 1, 2021, the Board of Directors approved the Employment Agreement, effective as of November 24, 2020 (the “Effective Date”), with Scott D. Kaufman to serve as the Company’s Chief Executive Officer for a term of two years, subject to automatic renewal for additional terms of one year unless either party gives prior written notice of non-renewal to the other party no later than 60 days prior to the expiration of the then-current term. Mr. Kaufman will receive an annual base salary of $250,000, provided that until such time as the Company has positive net income on a consolidated basis with its subsidiaries for a period of six months, the Company, in its sole discretion, may elect to pay Mr. Kaufman his Base Salary, in whole or in part, in the form of the Company’s Series A Preferred Stock. Mr. Kaufman is also eligible to receive an annual bonus as determined by the Compensation Committee of the Board and as approved by the Board. The Board also agreed, during the term of Mr. Kaufman’s employment, to take reasonable steps to appoint him to the Board, to maintain such appointment, and to nominate him as a director for the purposes of any meeting or consent of the Company’s stockholders electing directors during the term of his employment.

Appointment of Chief Financial Officer

On March 1, 2021, the Board of Directors also approved the Employment Agreement, effective as of November 24, 2020 (the “Effective Date”), with Heidi C. Bowman to serve as the Company’s Chief Financial Officer for a term of two years, subject to automatic renewal for additional terms of one year unless either party gives prior written notice of non-renewal to the other party no later than 60 days prior to the expiration of the then-current term. Ms. Bowman will receive an annual base salary of $120,000, provided that until such time as the Company has positive net income on a consolidated basis with its subsidiaries for a period of six months, the Company in its sole discretion, may elect to pay Ms. Bowman her Base Salary, in whole or in part, in the form of the Company’s Series A Preferred Stock. Ms. Bowman is also eligible to receive an annual bonus as determined by the Compensation Committee of the Board and as approved by the Board.

Financial Advisory Agreement

On March 24, 2021 the Company entered into an agreement with Kingswood Capital Markets (“Kingswood”), a division of Benchmark Investments, Inc. in connection with providing general financial advisory to the Company. Kingswood is a broker-dealer registered under Section 15 of the US Securities Exchange Act of 1934 and state law and a member of the Financial Industry Regulatory Authority (“FINRA”). The Company issued 300,000 warrants to Kingswood exercisable at $1.00 for a period of three years. The fair value so the warrants issued was determined by using the Black-Scholes-Merton method of valuation and resulted in the Company recording $1,592,517 of consulting expense on its books.

Legal proceedings

The Company is from time to time involved in legal proceedings in the ordinary course of business. It is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations.

Note 9 – Operating Leases

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the three months ended March 31, 2021 and 2020, the Company paid lease obligations $__ and $23,812, respectively, under the Sublease.

On April 28, 2020, upon acquisition of the Jevo assets, the Company entered into a lease agreement with a third party. The term of the lease is for 5 years beginning on May 1, 2020 commencing with a three-month rent holiday followed by monthly payments of $3,900 with an approximate 2% escalation clause. During the three months ended March 31, 2021 and 2020, the Company paid lease obligations $3,060 and $0, respectively, under the lease.

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease	$16,594	$26,812
Sublease income	-	(9,000)
Total net lease cost	$16,594	$17,812

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$-

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$-

Weighted average remaining lease term (in years):
Operating leases	3.15	1.42

Weighted average discount rate:
Operating leases	12%	12%

The following table presents the maturity of the Company’s lease liabilities as of March 31, 2021:

For the twelve months ending March 31:
2022	$103,224
2023	48,532
2024	49,502
2025	50,492
2026	8,444
260,194
Less: Imputed interest	(46,101)
Present value	$214,093

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

As of March 31, 2021 and December 31, 2020, there were 217,274 and 173,974 shares of Series A preferred stock issued and outstanding, respectively.

As of March 31, 2021 and December 31, 2020, there were 5,000 and 0 shares of preferred stock issued and outstanding, respectively.

As of March 31, 2021 and December 31, 2020, there were 3,506,752 and 3,506,752 shares of common stock issued and outstanding, respectively. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2020	789,250	$1.75
Exercisable – December 31, 2020	451,448	$2.69
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2021	789,250	$1.75
Exercisable – March 31, 2021	589,781	$2.15

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 – 18.80	789,250	3.72 years	$1.75	589,781	$2.15

At March 31, 2021, the total intrinsic value of options outstanding and exercisable was $2,581,488 and $1,811,220, respectively.

During the three months ended March 31, 2021 and 2020, the Company recorded total stock-based compensation expense related to options of approximately $97,429 and $21,171, respectively. The unrecognized compensation expense at March 31, 2021 was approximately $203,500.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2020	10,300,000	$3.00
Exercisable – December 31, 2020	10,300,000	$3.00
Granted	700,000	$0.86
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2021	11,000,000	$2.86
Exercisable – March 31, 2021	10,600,000	$2.94

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50 – 3.00	11,000,000	1.79 years	$2.86	10,600,000	$2.94

At March 31, 2021 the total intrinsic value of warrants outstanding and exercisable was $17,450,000 and $14,935,000, respectively.

On March 24, 2021 the Company entered into an agreement with Kingswood Capital Markets (“Kingswood”), a division of Benchmark Investments, Inc. in connection with providing general financial advisory to the Company. The Company issued 300,000 warrants to Kingswood exercisable at $1.00 for a period of three years. The fair value so the warrants issued was determined by using the Black-Scholes-Merton method of valuation and resulted in the Company recording $1,592,517 of expense on its books.

On March 29, 2021 the Company filed a Form D – Notice of Exempt Offerings of Securities with the Securities and Exchange Commission. The total offering amount was $5,000,000. The Company received proceeds of approximately $1,700,000 and paid a commission to Kingswood of $170,000.

On March 29, 2021, the Company entered into a Securities Purchase Agreement (the “Leviston Purchase Agreement”) with Leviston Resources LLC (“Leviston”) dated March 26, 2021, pursuant to which the Company sold to Leviston, and the Leviston purchased from the Company, 5,000 shares of the Company’s Series B Preferred Stock, par value $0.0001 per share Series B Preferred Stock with an aggregate stated value of $5,400,000, a Series B Preferred Stock Purchase Warrant to purchase 5,000 shares of Series B Preferred Stock, having a term expiring on March 26, 2023 and a per share exercise price (subject to adjustment for stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting shares of the Company’s common stock, par value $0.0001 per share and/or securities entitling the holder thereof to acquire shares of Common Stock, as applicable) of $1,000 (the “Series 1 Warrant”), and a Series B Preferred Stock Purchase Warrant to purchase 5,000 shares of Series B Preferred Stock, having a term expiring on March 26, 2024 and a per share exercise price (subject to adjustment for stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting shares of Common Stock and/or securities entitling the holder thereof to acquire shares of Common Stock, as applicable) of $1,000 (the “Series 2 Warrant” and together with the Series 1 Warrant, the “Warrants,” and together with the Closing Shares, the “Securities”). The aggregate purchase price for the Securities is $5,000,000, which Leviston will pay as follows: $2,000,000 on the Closing Date; $500,000 on or before the date that is three business days from the date that the Company files a registration statement relating to the shares of Common Stock issuable upon conversion of the Closing Shares and the shares of Series B Preferred Stock issuable upon exercise of the Warrants; and $2,500,000 on or before the date that is three business days from the date that such registration statement is declared effective in accordance with the terms and provisions of the Registration Rights Agreement.

On March 29, 2021, the Registrant filed with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (the “Series B Certificate of Designation”) pursuant to which the Registrant’s Board of Directors, pursuant to authority granted under the Registrant’s Amended and Restated Certificate of Incorporation, designated 20,000 shares of the 5,000,000 authorized shares of the Registrant’s preferred stock as Series B Preferred Stock.

Each share of Series B Preferred Stock has a stated value of $1,080, is entitled to receive cumulative dividends in cash, or at the holder’s option, in shares of Series B Preferred Stock (with one share of Series B Preferred Stock issued for each $993 in accrued dividends), at the rate of 5% per annum, payable quarterly on January 1, April 1, July 1 and October 1 (beginning on the first such date after the original issue date), on each conversion date (with respect to the shares of Series B Preferred Stock being converted), and on each optional redemption date (with respect to the shares of Series B Preferred Stock being redeemed), and is entitled to participate in any dividend or other distribution to holders of Common Stock to the same extent that the holder of Series B Preferred Stock would have participated therein if such holder had held the number of shares of Common Stock issuable upon complete conversion of such holder’s shares of Series B Preferred Stock (without regard to any limitations on exercise thereof, including any beneficial ownership limitations) immediately before the record date for such distribution or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined to receive the distribution, provided that if the distribution would result in the holder exceeding then-applicable beneficial ownership limitation, the holder shall not be entitled to participate in such distribution to such extent and such distribution to such extent shall be held in abeyance until such time, if ever, as the holder’s right thereto would not result in the holder exceeding the then-applicable beneficial ownership limitation.

Note 11 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2021 and December 31, 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 12 – Subsequent Events

On April 26, 2021 the Company filed a Form S-1 registration statement with the Securities and Exchange Commission consisting of 10,800,000 shares of common stock issuable upon the automatic conversion of the Series B Preferred Stock issuable upon the exercise of warrants issued in a private placement in March 2021, and up to 5,400,000 shares of common stock issuable upon the conversion of the Series B Preferred Stock issued in the March 2021 private placement. The Company received approximately $460,000 on April 26, 2021 as a result of the March 2021 private placement.

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

We intend that this discussion will provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the quarters ended March 31, 2021 and 2020, included elsewhere in this report.

Prior to the onset of the age of Covid-19 the Company produced live pop culture conventions (“Comic Conventions”) across the United States providing a social networking and entertainment venue for enthusiasts of movies, TV shows, video games, technology, toys, social networking, gaming, comic books, and graphic novels. Our Comic Conventions have provided an opportunity for companies in the entertainment, toy, gaming, publishing and retail business to carry out sales, marketing, product promotion, public relations, advertising, and sponsorship efforts. However, at present, because of the substantial uncertainties concerning the course and scope of the current situation with the Covid-19 virus, it is currently clear that no live events will be produced by the Company during the second fiscal quarter of 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company. Because of the Covid-19 situation, the Company has not been able to produce a live event since March 8, 2020 in Cleveland, Ohio. Events that had been planned for 2020 following the March 8, 2020, event and for 2021 have been postponed. Currently no live events are scheduled for the remainder of 2021.

Despite the unprecedented challenges experienced by the global economy this past year, the Company’s businesses, specifically in the hospitality industries (in which the Jevo machine plays), weathered the seismic shift in March of 2020 when live events and many hospitality venues shut down due to COVID. Despite the decimation of these sectors, we successfully pivoted our business models to continue to bring in steady revenue while expanding our consumer base. The businesses of the Company currently consist of: (i) Live Event Comic Conventions, (ii) Virtual pop-culture events, (iii) Sales of memorabilia and collectibles; and, (iii) Manufacturing and sale of the Jevo appliance.

As we move into the remainder of 2021, our strategies continue to evolve. The Company is repositioning its approach: after completing over 200 streaming virtual online events, Wizard Virtual will continue to create and build global interactive online communities for affinity groups by sourcing, producing, marketing, and streaming exclusive proprietary events and Signature Series content. At Jevo, we’re introducing the machine into new verticals - all actions that should help us thrive in a still-uncertain marketplace.

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

We continue to augment our digital programming with the eCommerce site, the Wizard World Vault. The Vault features the best in pop culture memorabilia from Wizard World events, along with items from the top artists and exhibitors in the memorabilia world. We have begun the process of transforming tangible memorabilia into digital collectibles that can be purchased alongside the physical item.

Although the NFT market is currently gaining considerable attention in the press, and is achieving traction with consumers, it is impossible to know the ultimate size and significance of the NFT marketplace.

Wizard Brands, Inc., having captured thousands of hours of video elements, consisting of millions of desirable frames of content, and possessing an extensive collection of celebrity collectables and its current market position in the pop-culture consumer products, is likely favorably-positioned to attract attention and market share as it enters this sector. Additionally, the fan base that comprises Wizard’s largest constituency is already active in the digital space and the brand extension into digital collectibles is a natural progression into a new and vibrant marketplace. Because Wizard already owns content, and has the marketing and distribution apparatus already in place, the potential for the Company to realize impressive margins in the NFT space is manifest.

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

As we continue to grow of Subscription Series, subjects that we are currently sourcing and looking to produce as Signatures Series will include:

●	Horror and Special Effects;

●	Nostalgia television and movies;

●	CosPlay and Costuming;

●	Anime and Magna;

●	eSports and Video Gaming;

●	Authors;

●	Sci-Fi;

●	Music;

●	Animation;

●	Current television and movies; and

●	Fantasy and Supernatural.

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

The opportunities these Signature Series will open up to monetization are compelling. From collectors’ items to limited release products, from insider access to early release products to retail tie-ins, sponsorships and advertising — the possibilities are exponential.

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

Finally, during March 2020 and 2021, the Company has utilized internal controls, operating procedures and techniques to control costs. These operating changes have included staff cuts and the realignment of various operating functions within the Company.

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues	$379,174	$2,602,419
Cost of revenues	$297,546	$2,024,282
Gross margin	$81,628	$578,137
Operating expenses	$3,154,927	$605,410
Loss from operations	$(3,073,299)	$(27,273)
Other income (expenses)	$604,424	$(156,341)
Net loss attributable to common shareholder	$(2,411,977)	$(183,614)
Loss per common share – basic	$(0.69)	$(0.05)
Loss per common share – diluted	$(0.69)	$(0.05)

Revenue

Revenue was $379,174 for the period ended March 31, 2021 as compared to $2,602,419 for the three months ended March 31, 2020, a decrease of $2,223,245. The decrease is revenue was a result of the impact of Covid-19 on the ability of Company to produce live events.

Because of the Covid-19 situation the Company produced no live events during the quarter ended March 31, 2021. Rather, the Company focused on the production of virtual events. During the quarter ended March 31, 2021, the Company produced approximately 23 virtual events.

In addition to the virtual events that were produced, the Company also engaged in e-commerce through the Wizard World Vault and on the eBay platform. During the quarter ended March 31, 2021, the revenue contributed by e-commerce was $172,698.

Gross Profit

Gross profit percentage, after considering cost of revenues, was 22% for the three months ended March 31, 2021 and 2020.

Operating Expenses

Operating expenses for the three months ended March 31, 2021, were $3,154,927, as compared to $605,410 for the three months ended March 31, 2020. The increase is primarily attributable to the integration of the Jevo operations which increased the consulting fees and general and administrative expenses in addition to an increase of stock-based compensation.

Loss from Operations

Loss from operations for the three months ended March 31, 2021, was $3,077,299 as compared to a loss from operations of $27,273 for the three months ended March 31, 2020. The negative variance was primarily attributable to the integration of the Jevo operations and an increase in consulting fees recorded as stock-based compensation of $1,592,000.

Other Income (Expenses)

Other income (expenses) for the three months ended March 31, 2021 was $604,424, as compared to $(156,341) for the three months ended March 31, 2020. In each case, the expense was interest expense related to convertible notes and corresponding debt discount. During the 2021 period, the Company wrote-off the outstanding payable due to CONtv totaling $224,241.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the three months ended March 31, 2021, was $2,411,977 or loss per basic share of $0.69, compared to a net loss of $183,614 or loss per basic share of $0.05 for the three months ended March 31, 2020.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2021 compared to December 31, 2020:

	March 31, 2021	December 31, 2020	Increase/(Decrease)
Current Assets	$3,300,906	$2,217,487	$1,083,419
Current Liabilities	$6,582,819	$7,065,862	$(483,043)
Working Capital (Deficit)	$(3,281,913)	$(4,848,375)	$1,566,462

At March 31, 2021, we had a working capital deficit of $3,281,913 as compared to working capital deficit of $4,848,375 at March 31, 2020, a change of $1,566,462. The change in working capital is primarily attributable to increases in cash and cash equivalents, inventories, and prepaid expenses and decreases in accounts payable and accrued expenses, unearned revenue and Due to CONtv joint venture offset by a decrease in accounts receivable and prepaid convention expenses.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 was $1,185,040 and $376,793, respectively. The net loss for the quarter ended March 31, 2021 and 2020, was $2,468,875 and $183,614, respectively.

Going Concern Analysis

The Company had a loss from operations of $3,073,299 and $27,273 for the three months ended March 31, 2021 and 2020, respectively. On March 31, 2021, we had cash and cash equivalents of approximately $2.6 million and a working capital deficit of approximately $3.2 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through March 2022. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead and show production expenses together with the initiation of virtual activities and e-commerce, will guide the Company in a positive direction as we continue to strive to attain profitability.

However, because of the current situation with the Covid-19 virus, the Company was unable to produce any live events after the First Quarter of 2020. At present it is unclear how many live events will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2021. At this point, the Company has postponed all of the live shows that it has scheduled for 2021. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020 and since that time the Company has produced approximately 200 virtual events. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard World Vault” as a site for consumers to purchase pop-culture memorabilia and collectables.

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

On March 29, 2021, the Company entered into a Securities Purchase Agreement (the “Leviston Purchase Agreement”) with Leviston Resources LLC (“Leviston”) dated March 26, 2021, pursuant to which the Company sold to Leviston, and the Leviston purchased from the Company, 5,000 shares of the Company’s Series B Preferred Stock, par value $0.0001 per share Series B Preferred Stock with an aggregate stated value of $5,400,000, a Series B Preferred Stock Purchase Warrant to purchase 5,000 shares of Series B Preferred Stock, having a term expiring on March 26, 2023 and a per share exercise price (subject to adjustment for stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting shares of the Company’s common stock, par value $0.0001 per share and/or securities entitling the holder thereof to acquire shares of Common Stock, as applicable) of $1,000 (the “Series 1 Warrant”), and a Series B Preferred Stock Purchase Warrant to purchase 5,000 shares of Series B Preferred Stock, having a term expiring on March 26, 2024 and a per share exercise price (subject to adjustment for stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting shares of Common Stock and/or securities entitling the holder thereof to acquire shares of Common Stock, as applicable) of $1,000 (the “Series 2 Warrant” and together with the Series 1 Warrant, the “Warrants,” and together with the Closing Shares, the “Securities”). The aggregate purchase price for the Securities is $5,000,000, which Leviston will pay as follows: $2,000,000 on the Closing Date; $500,000 on or before the date that is three business days from the date that the Company files a registration statement relating to the shares of Common Stock issuable upon conversion of the Closing Shares and the shares of Series B Preferred Stock issuable upon exercise of the Warrants; and $2,500,000 on or before the date that is three business days from the date that such registration statement is declared effective in accordance with the terms and provisions of the Registration Rights Agreement.

On March 24, 2021 the Company entered into an agreement with Kingswood Capital Markets (“Kingswood”), a division of Benchmark Investments, Inc. in connection with providing general financial advisory to the Company. The Company issued 300,000 warrants to Kingswood exercisable at $1.00 for a period of three years. The fair value so the warrants issued was determined by using the Black-Scholes-Merton method of valuation and resulted in the Company recording $1,592,517 of expense on its books.

On March 29, 2021 the Company filed a Form D – Notice of Exempt Offerings of Securities with the Securities and Exchange Commission. The total offering amount was $5,000,000. The Company received proceeds of approximately $1,700,000 and paid a commission to Kingswood of $170,000.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company had no off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the quarters ended March 31, 2021 and 2020, as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet in the amount of $252,980 related to the operating lease for office space. Results for the three months ended March 31, 2021 and 2020 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company is no longer subject to tax examinations by tax authorities for years prior to 2018.

Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU 2019-12, Income Taxes(Topic 740): “Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statement presentation or disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial statements.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 29, 2021. However, at present, because of the substantial uncertainties concerning the course and scope of the current situation with the Covid-19 virus, it is currently unclear how many live events will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

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

On March 1, 2021, we issued shares of our Series A Preferred Stock as follows: 8,500 shares to Mr. Maatta in satisfaction of an aggregate of $84,947.55 due and owing to Mr. Maatta under his Separation Agreement; 22,500 shares to Bristol Capital, LLC in satisfaction of $225,000 due and owing to Bristol Capital, LLC for additional consulting services rendered and to be rendered by Mr. Kessler from July 1, 2020 through April 1, 2021; 8,300 shares to Scott D. Kaufman, our Chief Executive Officer, in satisfaction of $83,333 of compensation payable to Mr. Kaufman under his Employment Agreement through April 1, 2021; and 4,000 shares to Heidi C. Bowman, our Chief Financial Officer, in satisfaction of $40,000 of compensation payable to Ms. Bowman under her Employment Agreement through April 1, 2021. Each share of our Series A Preferred Stock is convertible into a number of shares of our Common Stock determined by dividing the aggregate stated value for the Series A Preferred Stock being converted (initially $10.00 per share, subject to adjustment as set forth in the currently effective Series A Certificate of Designation) by the then-applicable conversion price (initially $0.25 per share, subject to adjustment as set forth in the currently effective Series A Certificate of Designation). We issued the foregoing securities in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

On March 1, 2021, we issued warrants to purchase shares of Common Stock to our advisors and consultants as follows: two warrants to purchase 100,000 shares vesting 50% per year over two years from and after March 1, 2021, with an exercise price of $0.50 per share and a term of five years; and two warrants to purchase 100,000 shares vesting 50% per year over two years from and after March 1, 2021, with an exercise price of $1.00 per share and a term of five years. We issued the foregoing securities in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

On March 29, 2021, we consummated the transactions contemplated by the securities purchase agreement with Leviston Resources LLC, pursuant to which, we issued in a private placement: (i) 5,000 shares of Series B Preferred Stock, convertible at the Series B Conversion Price, subject to conversion price floor of $1.00; and (ii) a warrant to acquire 5,000 shares of the Series B Preferred Stock at an exercise price of $1,000 per share of Series B Preferred Stock, which became exercisable immediately upon issuance and which expires on March 26, 2023; and (iii) a warrant to acquire 5,000 shares of the Series B Preferred Stock at an exercise price of $1,000 per share of Series B Preferred Stock, which became exercisable immediately upon issuance and which expires on March 26, 2024. Pursuant to the terms of the 2021 Warrants, the Series B Preferred Stock issuable upon exercise of the 2021 Warrants are automatically convertible into shares of Common Stock at the Series B Conversion Price. These securities were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation**

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation**

3.3	Certificate of Designation and Restatement of Rights, Preferences and Restrictions of Series A Preferred Stock.**

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, filed with the Secretary of State of the State of Delaware on March 29, 2021. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.1

Employment Agreement dated as of March 1, 2021 but effective as of November 24, 2020, by and between Wizard Brands, Inc. and Scott D. Kaufman. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2021.)++

10.2

Employment Agreement dated as of March 1, 2021 but effective as of November 24, 2020, by and between Wizard Brands, Inc. and Heidi C. Bowman. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 3, 2021.)++

10.3

Separation Agreement entered into as of February 20, 2021 between Wizard Brands, Inc. and John D. Maatta. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 3, 2021.)

10.4

Securities Purchase Agreement dated March 26, 2021, between Wizard Brands, Inc. and Leviston Resources LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.5

Registration Rights Agreement dated March 26, 2021, between Wizard Brands, Inc. and Leviston Resources LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.6	Series B Preferred Stock Purchase Warrant (Series 1) issued to Leviston Resources LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.7	Series B Preferred Stock Purchase Warrant (Series 2) issued to Leviston Resources LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

** Filed on August 14, 2020, as an exhibit to the Company’s quarterly report on Form 10-Q.

++ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIZARD ENTERTAINMENT, INC.

Date: May 14, 2021	By:	/s/ Scott D. Kaufman
	Name:	Scott D. Kaufman
	Title:	Chief Executive Officer and President

