Form 10-Q
period 2021-06-30
Creek Road Miners, Inc.
filed 2021-08-13
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-33383

CREEK ROAD MINERS, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2021, there were 3,672,134 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Creek Road Miners, Inc.

June 30, 2021

Creek Road Miners, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$1,553,377	$1,897,703
Accounts receivable, net	37,559	33,452
Inventory	380,967	220,641
Prepaid convention expenses	-	3,625
Prepaid expenses	302,220	62,066

Total Current Assets	2,274,123	2,217,487

Property and equipment, net	68,358	58,501

Intangibles, net	125,400	132,000

Operating lease right of use asset, net	180,446	244,072

Security deposits	22,677	18,303

Total Assets	$2,671,004	$2,670,363

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,478,193	$3,474,061
Unearned revenue	578,039	758,847
Operating lease liability	59,110	108,713
Convertible promissory note – related party, net	2,500,000	2,500,000
Due to CONtv joint venture	-	224,241

Total Current Liabilities	6,615,342	7,065,862

Operating lease liability, net	122,670	137,694
Notes payable, net	545,162	347,500
Convertible debenture, net	2,112,436	1,964,216
Total Liabilities	9,395,610	9,515,272

Commitments and contingencies

Stockholders’ Deficit
Preferred stock-Series A Cumulative and Convertible par value $0.0001: 500,000 shares authorized; 226,523 and 173,974 shares issued and outstanding, respectively	22	17
Preferred stock-Series B Cumulative and Convertible par value $0.0001: 4,500,000 shares authorized; 2,500 and 288,448 shares issued and outstanding, respectively	-	-
Common stock par value $0.0001: 100,000,000 shares authorized; 3,629,452 and 3,506,752 shares issued and outstanding, respectively	363	351
Additional paid-in capital	27,648,733	23,206,367
Accumulated deficit	(34,361,226)	(30,039,146)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(6,724,606)	(6,844,909)

Total Liabilities and Stockholders’ Deficit	$2,671,004	$2,670,363

See accompanying notes to the unaudited condensed consolidated financial statements.

Creek Road Miners, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$226,726	$816,416	$605,900	$3,418,835

Cost of revenues	165,731	481,038	463,277	2,505,320

Gross margin	60,995	335,378	142,623	913,515

Operating expenses
Share-based compensation	287,348	19,426	384,777	40,597
Salaries and benefits	393,142	230,786	847,146	466,336
Consulting fees	774,318	108,353	2,514,326	226,160
General and administrative	220,597	221,057	1,084,083	451,939

Total operating expenses	1,675,405	579,622	4,830,332	1,185,032

Loss from operations	(1,614,410)	(244,244)	(4,687,709)	(271,517)

Other income (expenses)
Interest expense	(245,419)	(156,199)	(469,511)	(312,540)
Other income	6,624	10,000	835,140	10,000

Total other income (expenses)	(238,795)	(146,199)	365,629	(302,540)

Loss before income tax provision	(1,853,205)	(390,443)	(4,322,080)	(574,057)

Income tax provision	-	-	-	-

Net loss	(1,853,205)	(390,443)	(4,322,080)	(574,057)

Series A Preferred dividends	12,954	-	69,852	-

Net loss attributable to common stockholders	$(1,840,251)	$(390,443)	$(4,252,228)	$(574,057)

Loss per share - basic	$(0.51)	$(0.11)	$(1.20)	$(0.16)

Loss per share - diluted	$(0.51)	$(0.11)	$(1.20)	$(0.16)

Weighted average common shares outstanding - basic	3,618,420	3,506,752	3,534,546	3,506,752
Weighted average common shares outstanding - diluted	3,618,420	3,506,752	3,534,546	3,506,752

See accompanying notes to the unaudited condensed consolidated financial statements.

Creek Road Miners, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Three Months Ended June 30, 2021

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, March 31, 2021	217,274	$21	2,000	$-	3,506,752	$351	$26,968,655	$(32,508,021)	$(12,498)	$(5,551,492)

Share-based compensation	9,249	1	-	-	-	-	189,869	-	-	189,870

Issuance of common stock – net of offering costs	-	-	-	-	122,700	12	43,163	-	-	43,175

Issuance of Series B preferred shares and warrants – net of offering costs	-	-	500	-	-	-	460,000	-	-	460,000

Series A Preferred declared dividends	-	-	-	-	-	-	(12,954)	-	-	(12,954)

Net loss	-	-	-	-	-	-	-	(1,853,205)	-	(1,853,205)

Balance, June 30, 2021	226,523	$22	2,500	$-	3,629,452	$363	$27,648,733	$(34,361,226)	$(12,498)	$(6,724,606)

For the Three Months Ended June 30, 2020

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, March 31, 2020	-	$-	288,448	$29	3,506,752	$351	$21,875,305	$(28,672,802)	$(12,498)	$(6,790,189)

Share-based compensation	-	-	-	-	-	-	19,426	-	-	19,426

Net loss	-	-	-	-	-	-	-	(390,443)	-	(390,443)

Balance, June, 2020	-	$-	288,448	$29	3,506,752	$351	$21,894,731	$(28,672,802)	$(12,498)	$(6,790,189)

See accompanying notes to the unaudited condensed consolidated financial statements.

Creek Road Miners, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Six Months Ended June 30, 2021

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2020	173,974	$17	-	$-	3,506,752	$351	$23,206367	$(30,039,146)	$(12,498)	$(6,844,909)

Share-based compensation	52,549	5	-	-	-	-	721,174	-	-	721,179

Warrants issued for services	-	-	-	-	-	-	1,562,881	-	-	1,562,881

Issuance of common stock – net of offering costs	-	-	-	-	122,700	12	43,163	-	-	43,175

Issuance of Series B preferred shares and warrants – net of offering costs	-	-	2,500	1	-	-	2,185,000	-	-	2,185,000

Series A Preferred declared dividends	-	-	-	-	-	-	(69,852)	-	-	(69,852)

Net loss	-	-	-	-	-	-	-	(4,322,080)	-	(4,322,080)

Balance, June 30, 2021	226,523	$22	2,500	$-	3,629,452	$363	$27,648,733	$(34,361,226)	$(12,498)	$(6,724,606)

For the Six Months Ended June 30, 2020

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2019	-	$-	288,448	$29	3,506,752	$351	$21,854,134	$(28,098,745)	$(12,498)	$(6,256,729)

Share-based compensation	-	-	-	-	-	-	40,597	-	-	40,597

Net loss	-	-	-	-	-	-	-	(574,057)	-	(574,057)

Balance, June, 2020	-	$-	288,448	$29	3,506,752	$351	$21,894,731	$(28,672,802)	$(12,498)	$(6,790,189)

See accompanying notes to the unaudited condensed consolidated financial statements.

Creek Road Miners, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net loss	$(4,322,080)	$(574,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,646	12,890
Accretion of debt discount	148,220	14,718
Right-of-use asset amortization	(1,001)	892
Share-based compensation	2,284,060	40,597
Gain on write-off of CONtv joint venture	(224,241)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,107)	(13,135)
Inventory	(160,326)	(220,641)
Prepaid convention expenses	3,625	342,283
Prepaid expenses	(240,154)	6,154
Security deposits	(4,374)	-
Accounts payable and accrued expenses	(65,720)	853,821
Unearned revenue	(180,808)	(841,264)

Net Cash Used In Operating Activities	(2,746,260)	(398,843)

Cash Flows from Investing Activities:
Purchase of intangibles	-	(139,124)
Purchase of property and equipment	(23,903)	(19,327)

Net Cash Used In Investing Activities	(23,906)	(158,451)

Cash Flows from Investing Activities:
Proceeds from issuance of Series B preferred shares and warrants - net	2,185,000	-
Proceeds from issuance of common stock - net	43,175	-
Proceeds from notes payable	197,662	347,500

Net Cash Provided by Financing Activities	2,425,837	347,500

Net change in cash and cash equivalents	(344,326)	(209,794)

Cash and cash equivalents at beginning of reporting period	1,897,703	2,777,654

Cash and cash equivalents at end of reporting period	$1,553,377	2,567,860

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Deemed dividend	$69,852	$-

See accompanying notes to the unaudited condensed financial statements.

Creek Road Miners, Inc.

June 30, 2021

Notes to the Condensed Consolidated Financial Statements

Note 1 – Organization and Operations

Creek Road Miners, Inc.

Creek Road Miners, Inc., formerly known as Wizard Brands, Inc., formerly GoEnergy, Inc., Wizard World, Inc., and Wizard Entertainment, Inc. (“Creek Road” or the “Company”) was incorporated on May 2, 2001, under the laws of the State of Delaware. The Company, through its operating subsidiary, is a producer of pop culture and live multimedia conventions across North America. Effective October 5, 2018, the Company changed its name to Wizard Entertainment, Inc. On July 29, 2020, the Company changed its name to Wizard Brands, Inc. On July 9, 2021, the Company changed its name to Creek Road Miners, Inc.

Recent Developments

During the six months ended June 30, 2021, the Company decided to enter the consumer category of digital products known as Non-Fungible Tokens (“NFTs”). NFTs are collectibles where various objects (including pictures, music and video) are digitized. The digital version of the object is sold as a unique, blockchain-authenticated collectible. As part of a move to expand the current NFT minting activities into mining cryptocurrencies, the Company changed its name from Wizard Brands, Inc. to Creek Road Miners, Inc. as noted above. The Company intends to develop and operate, “scaled-up,” bitcoin manufacturing facilities using natural gas to power operations. The first Creek Road Miners facility is expected to be completed and fully operational by the end of 2021 and followed by an aggressive schedule for developing additional sites.

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a loss from operations of $4,322,080 and $574,057 for the six months ended June 30, 2021 and 2020, respectively. On June 30, 2021, we had cash and cash equivalents of approximately $1.6 million and a working capital deficit of approximately $4.3 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through August 2022. However, the Company believes that the effects of the expansion of virtual activities and e-commerce along with the entry into new business verticals will guide the Company in a positive direction as we continue to strive to attain profitability.

Because of the ongoing situation with the Covid-19 virus, the Company was unable to produce any live events from and after the First Quarter of 2020. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020 and since that time the Company has produced approximately 400 virtual events. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard World Vault” as a site for consumers to purchase pop-culture memorabilia and collectables.

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

On July 16, 2021, the parties to the Leviston Purchase Agreement amended the agreements as necessary to achieve the following results: The Series B Preferred Stock is now convertible at a price (as adjusted, “Series B Conversion Price”) equal to the lesser of (x) $4.52 and (y) 85% of the lowest variable weighted average price (“VWAP”) of the Common Stock on a trading day during the 10 trading days prior to and ending on, and including, the date of conversion, subject to a conversion price floor of $1.00, but not to exceed $1.50, subject to further adjustment in the event that the Company, subject to certain exemptions, disposes of or issues any common stock or securities convertible into, exercisable, or exchangeable for common stock for no consideration or for consideration less than the applicable Series B Conversion Price in effect immediately prior to such issuance.

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

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary. There can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

As of June 30, 2021 and December 31, 2020, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $0.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	June 30, 2021	December 31, 2020
Finished goods	$302,220	$220,641

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

Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group’s carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. No impairment has been recorded as of June 30, 2021.

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

For the three and six months ended June 30, 2021 and 2020, the Company recognized $0 losses from this venture, respectively.

As of June 30, 2021 and December 31, 2020, the investment in CONtv was $0.

As of June 30, 2021 and December 31, 2020, the amount due to CONtv was $0 and $224,241, respectively.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2021 contained a significant financing component.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant revenue stream for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Conventions	$-	$2,574,994
Virtual	263,309	757,258
Vault	244,865	113,583
Jevo	97,726	-
Total revenue	$605,900	$3,418,835

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of revenue as incurred.

Shipping and handling costs were $44,126 and $0 for the six months ended June 30, 2021 and 2020, respectively.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Convertible note	833,333	833,333
Common stock options	789,250	226,000
Common stock warrants	11,000,000	1,133,333

Total contingent shares issuance arrangement, stock options or warrants	12,622,583	2,192,666

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2021	June 30, 2020
Computer Equipment	$50,888	$36,525
Equipment	484,069	474,069
Furniture and Fixtures	65,465	63,925
Vehicles	15,000	57,500
Leasehold Improvements	27,095	22,495
	618,154	590,814
Less: Accumulated depreciation	(574,159)	(539,085)
	$68,358	$50,829

Depreciation expense was $6,722 and $12,890 for the six months ended June 30, 2021 and 2020, respectively.

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

During the six months ended June 30, 2021 and 2020, the Company incurred expenses of approximately $112,500 for each period for services provided by Bristol, respectively. On November 22, 2018, the Board of Directors of the Company decided to issue 210,982 shares of Preferred stock (“2018 Bristol shares”) for settlement of the outstanding fees due to Bristol totaling $496,875. At June 30, 2021 and December 31, 2020, the Company accrued $112,500 and $0, respectively, of net monthly fees due to Bristol. On August 3, 2020, the Board of Directors resolved to convert the total amount of debt owed to Bristol of $384,375, as of July 31, 2020, into 38,438 shares of Series A Preferred stock. In addition, on August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Bristol shares and issue a new total of 88,125 shares of Series A Preferred stock (see Note 8). The Company issued 22,500 shares of Preferred series A stock for the services provided during the six months ended June 30, 2021.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the six months ended June 30, 2021 and 2020, the Company paid lease obligations $28,129 and $23,812, respectively, under the Sublease. See Note 8.

Loan from officer

During the year ended December 31, 2019, the CEO made a non-interest bearing loan to the Company of $100,000. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt (including loans made to the Company and deferred compensation) owed to John D. Maatta, as of July 31, 2020, into 35,074 shares of Series A Preferred Stock. In addition, on August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Maatta shares previously issued for outstanding deferred compensation and issue a new total of 85,868 shares of Series A Preferred stock. As of June 30, 2021 and December 31, 2020 the outstanding balance under the loan payable was $0.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $0 as of June 30, 2021 and December 31, 2020, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive.

For the six months ended June 30, 2021 and 2020, the Company recognized $0 losses from this venture, respectively.

As of June 30, 2021 and December 31, 2020, the investment in CONtv was $0.

As of June 30, 2021 and December 31, 2020, the amount due to CONtv was $0 and $224,241, respectively.

Note 6 – Notes Payable

Paycheck Protection Program

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay payroll costs, including some benefits over a covered period of up to 24 weeks. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 30, 2020, the Company closed a $197,600 SBA guaranteed PPP loan. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount. As of June 30, 2021, the outstanding balance under the loan was $197,600.

On February 25, 2021, the Company closed on a $197,662 SBA guaranteed PPP2 loan. The Company expects to use the loan proceeds as permitted and apply for and receive forgiveness for the entire loan amount. As of June 30, 2021, the outstanding balance under the loan was $197,662.

Small Business Administration Loan

On June 9, 2020, the Company executed a loan agreement with the SBA. The Company received aggregate proceeds of $149,900 under the loan which shall accrue interest at a rate of 3.75% and will mature in June 2050. As of June 30, 2021 and December 31, 2020, the outstanding balance under the loan was $149,900.

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

(ii) Warrants

The Series A Warrants to acquire up to 3,000,000 shares of Common Stock at the Series A Initial Exercise Price of $2.50 and expiring on December 1, 2024. The Warrants may be exercised immediately upon the issuance date, upon the option of the holder. The exercise price has now been adjusted to $0.25.

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $387,564 and $510,384 as of June 30, 2021 and December 31, 2020, respectively, which includes the debt discount and debt issuance costs recorded upon execution of the Securities Purchase Agreement discussed above.

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

During the Term, the Company will pay Bristol a monthly fee (the “Monthly Fee”) of $18,750. For services rendered by Bristol prior to entering into the Consulting Agreement, the Company will pay Bristol the Monthly Fee, pro-rated, for the time between September 1, 2016 and December 29, 2016. Bristol may also receive an annual bonus as determined by the Compensation Committee of the Company’s Board of Directors (the “Board”) and approved by the Board. Bristol has deferred payment of the monthly fees due from the Company as defined under the Consulting Agreement. On November 22, 2018, the Board of Directors of the Company decided to issue 201,982 shares of Preferred stock for settlement of the outstanding fees due to Bristol totaling $496,875. The Company’s consulting agreement with Bristol Capital, LLC has been amended so that the monthly fee may now, at the option of the Company, be paid in preferred stock. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt owed to Bristol of $384,375, as of July 31, 2020, into 38,438 shares of Series A Preferred stock. In addition, on August 3, 2020, the Board of Directors elected to cancel the 2018 Bristol shares and issue 49,698 shares of Series A Preferred stock. In March 2021, the Company granted an additional 22,500 shares of series A preferred stock for consulting services provided by Bristol during the six months ended June 30, 2021.

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

Note 9 – Operating Leases

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the six months ended June 30, 2021 and 2020, the Company paid lease obligations $28,129 and $23,812, respectively, under the Sublease.

On April 28, 2020, upon acquisition of the Jevo assets, the Company entered into a lease agreement with a third party. The term of the lease is for 5 years beginning on May 1, 2020 commencing with a three-month rent holiday followed by monthly payments of $3,900 with an approximate 2% escalation clause. During the six months ended June 30, 2021 and 2020, the Company paid lease obligations $8,652 and $0, respectively, under the lease.

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

The components of lease expense were as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020
Operating lease	$36,781	$45,317
Sublease income	-	(9,000)
Total net lease cost	$36,781	$36,317

Supplemental cash flow and other information related to leases was as follows:

	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$(44,468)

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$-

Weighted average remaining lease term (in years):
Operating leases	3.15	1.17

Weighted average discount rate:
Operating leases	12%	12%

The following table presents the maturity of the Company’s lease liabilities as of June 30, 2021:

For the twelve months ending June 30:
2022	$76,049
2023	48,772
2024	49,747
2025	47,483
2026	-
222,061
Less: Imputed interest	(40,281)
Present value	$181,780

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

As of June 30, 2021 and December 31, 2020, there were 226,523 and 173,974 shares of Series A preferred stock issued and outstanding, respectively.

As of June 30, 2021 and December 31, 2020, there were 2,500 and 0 shares of Series B preferred stock issued and outstanding, respectively.

As of June 30, 2021 and December 31, 2020, there were 3,629,452 and 3,506,752 shares of common stock issued and outstanding, respectively. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2020	789,250	$1.75
Exercisable – December 31, 2020	451,448	$2.69
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2021	789,250	$1.75
Exercisable – June 30, 2021	620,500	$2.15

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 – 18.80	789,250	3.47 years	$1.75	620,500	$2.15

At June 30, 2021, the total intrinsic value of options outstanding and exercisable was $1,228,125 and $876,563, respectively.

During the six months ended June 30, 2021 and 2020, the Company recorded total stock-based compensation expense related to options of approximately $194,858 and $40,597, respectively. The unrecognized compensation expense at June 30, 2021 was approximately $106,059.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2020	10,300,000	$3.00
Exercisable – December 31, 2020	10,300,000	$3.00
Granted	700,000	$0.86
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2021	11,000,000	$2.86
Exercisable – June 30, 2021	10,600,000	$2.94

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50 – 3.00	11,000,000	1.54 years	$2.86	10,600,000	$2.94

At June 30, 2021 the total intrinsic value of warrants outstanding and exercisable was $17,450,000 and $14,935,000, respectively.

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

On July 16, 2021, the parties to the Leviston Purchase Agreement amended the agreements as necessary to achieve the following results: The Series B Preferred Stock is now convertible at a price (as adjusted, “Series B Conversion Price”) equal to the lesser of (x) $4.52 and (y) 85% of the lowest variable weighted average price (“VWAP”) of the Common Stock on a trading day during the 10 trading days prior to and ending on, and including, the date of conversion, subject to a conversion price floor of $1.00, but not to exceed $1.50, subject to further adjustment in the event that the Company, subject to certain exemptions, disposes of or issues any common stock or securities convertible into, exercisable, or exchangeable for common stock for no consideration or for consideration less than the applicable Series B Conversion Price in effect immediately prior to such issuance.

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

Note 11 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2021 and December 31, 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 12 – Subsequent Events

On July 9, 2021 we changed our name from Wizard Brands, Inc. to Creek Road Miners, Inc. corresponding with a move to expand the current NFT mining activities into mining cryptocurrencies.

On August 6, 2021, Kick The Can Corp. (“KTC”), a Nevada corporation, a wholly owned subsidiary of Company, entered into an Asset Purchase Agreement (the “Agreement”) with Informa Pop Culture Events, Inc., a Delaware corporation (“Informa”). Pursuant to the Agreement, KTC sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing the following live pop culture events: 1) Wizard World Chicago; 2) Wizard World Cleveland; 3) Wizard World New Orleans; 4) Wizard World Philadelphia; 5) Wizard World Portland; and 6) Wizard World St. Louis.

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

We intend that this discussion will provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the quarters and six-month periods ended June 30, 2021 and 2020, included elsewhere in this report.

Prior to the onset of COVID-19, we produced live pop culture conventions (“Comic Conventions”) across the United States providing a social networking and entertainment venue for enthusiasts of movies, TV shows, video games, technology, toys, social networking, gaming, comic books, and graphic novels. Our Comic Conventions provided an opportunity for companies in the entertainment, toy, gaming, publishing, and retail business to carry out sales, marketing, product promotion, public relations, advertising, and sponsorship efforts. However, due to the ongoing COVID-19 pandemic, we have not been able to produce an in-person live event since March 8, 2020. Many events that were planned for 2020 were postponed indefinitely. We currently have no plans to continue producing in-person live events in the foreseeable future.

Following our last live event in Cleveland, Ohio in early March 2020, we transitioned nimbly to a Virtual Event Format that went from concept to execution in three weeks, with our first virtual event held on March 31, 2020. To augment our move into digital programming, in the first quarter of 2020, we launched an e-commerce site, Wizard World Vault (the “Vault”), which features the best in pop culture memorabilia from the Wizard World Live and virtual events, along with items from the top artists and exhibitors in the memorabilia world. Included in the Vault is inventory which includes stock from our inventory of merchandise, consignment inventory, and merchandise that is being sourced for sale by us. Wizard World and Vault are reaching an average of 1.5 million people weekly through our platforms – with enormous potential for upselling and cross-merchandising.

On August 6, 2021, Kick The Can Corp. (“KTC”), a Nevada corporation, a wholly owned subsidiary of Company, entered into an Asset Purchase Agreement (the “Agreement”) with Informa Pop Culture Events, Inc., a Delaware corporation (“Informa”). Pursuant to the Agreement, KTC sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing the following live pop culture events: 1) Wizard World Chicago; 2) Wizard World Cleveland; 3) Wizard World New Orleans; 4) Wizard World Philadelphia; 5) Wizard World Portland; and 6) Wizard World St. Louis.

There has recently been considerable interest in a consumer category of digital products known as NFTs (Non-Fungible Tokens). NFTs are collectibles where various objects (including pictures, music and video) are digitized. The digital version of the object is sold as a unique, blockchain-authenticated collectible. Although the NFT market is currently gaining considerable attention in the press and achieving traction with consumers, it is impossible to know the ultimate size and significance of the NFT marketplace. The fan base that comprises our largest constituency is already active in the digital space and the brand extension into digital collectibles is a natural progression into a new and vibrant marketplace. Possessing an extensive collection of celebrity collectables and our current market position in the pop-culture consumer products, we entered this sector in Q1 of 2021.

As part of a move to expand the current NFT minting activities into mining cryptocurrencies, we changed our name from Wizard Brands, Inc. to Creek Road Miners, Inc. on July 9, 2021. We intend to develop and operate, “scaled-up,” bitcoin manufacturing facilities using natural gas to power operations. In doing so, the Company enhances shareholder value by creatively leveraging otherwise unusable or underutilized resources. Given the global environmental concerns surrounding cryptocurrencies, our ESG-focused solution (Economical, Social, and Governance) has the potential to significantly reduce the carbon footprint of mining these assets when compared to existing operations. In Q2 2021 we entered into an agreement in principle to acquire 2 megawatts of bitcoin miners. Each megawatt of bitcoin miners will be placed in one of two distinct and strategic geographic locations with different temperatures, humidity, and weather patterns. The first Creek Road Miners facility is expected to be completed and fully operational by the end of 2021 and followed by an aggressive schedule for developing additional sites.

Results of Operations

Summary of Statements of Operations for the Three Months Ended June 30, 2021 and 2020:

	Three Months Ended
	June 30, 2021	June 30, 2020
Revenues	$226,726	$816,416
Cost of revenues	$165,731	$481,038
Gross margin	$60,995	$335,378
Operating expenses	$1,675,405	$579,622
Loss from operations	$(1,614,410)	$(244,244)
Other income (expenses)	$(238,795)	$(146,199)
Net loss attributable to common shareholder	$(1,840,251)	$(390,443)
Loss per common share – basic	$(0.51)	$(0.11)
Loss per common share – diluted	$(0.51)	$(0.11)

Revenue

Revenue was $226,726 for the three months ended June 30, 2021, as compared to $816,416 for the comparable period ended June 30, 2020, a decrease of $589,690. The decrease in revenue was a result of the ongoing impact of Covid-19, the inability of the Company to produce live events and a decrease in demand for virtual events.

Because of the uncertainties surrounding the Covid-19 pandemic the Company produced no live events during the quarter ended June 30, 2021. Rather, the Company focused on the production of virtual events and growing its store front awareness. During the quarter ended June 30, 2021, the Company produced approximately 100 virtual events which generated $71,347 of revenue and an additional $72,167 of e-commerce through the Wizard World Vault and the eBay Platform.

Revenue was $83,212, during the three months ended June 30, 2021 as compared to $0 for the comparable period ended June 30, 2020 for Jevo. As some Covid-19 restrictions began to lift, sales of Jevo products increased.

Gross Profit

Gross profit percentage, after considering cost of revenues, was 27% for the three months ended June 30, 2021 and 27% for the three months ended June 30, 2020.

Operating Expenses

Operating expenses for the three months ended June 30, 2021, were $1,675,405, as compared to $579,622 for the three months ended June 30, 2020. The increase is primarily attributable to the integration of the Jevo operations which increased the consulting fees and general and administrative expenses in addition to an increase of stock-based compensation.

Loss from Operations

Loss from operations for the three months ended June 30, 2021, was $1,614,410 as compared to a loss from operations of $244,244 for the three months ended June 30, 2020. The variance was primarily attributable to a significant decrease in revenue as well as the integration of the Jevo operations and an increase in consulting fees recorded as stock-based compensation.

Other Income (Expenses)

Other income (expenses) for the three months ended June 30, 2021 was $(238,795), as compared to $(146,199) for the three months ended June 30, 2020. In each case, the expense was interest expense related to convertible notes and corresponding debt discount.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the three months ended June 30, 2021, was $1,840,251 or loss per basic share of $0.51, compared to a net loss of $390,443 or loss per basic share of $0.11 for the three months ended June 30, 2020.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Six Months Ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020
Revenues	$605,900	$3,418,835
Cost of revenues	$463,277	$2,505,320
Gross margin	$142,623	$913,515
Operating expenses	$4,830,332	$1,185,032
Loss from operations	$(4,687,709)	$(271,517)
Other income (expenses)	$365,629	$(302,540)
Net loss attributable to common shareholder	$(4,252,228)	$(574,057)
Loss per common share – basic	$(1.20)	$(0.16)
Loss per common share – diluted	$(1.20)	$(0.16)

Revenue

Revenue was $605,900 for the six months ended June 30, 2021, as compared to $3,418,835 for the comparable period ended June 30, 2020, a decrease of $2,812,935. The decrease in revenue was a result of the ongoing impact of Covid-19, the inability of the Company to produce live events and a decrease in demand for virtual events.

Because of the uncertainties surrounding the Covid-19 pandemic the Company produced no live events during the six months ended June 30, 2021. Rather, the Company focused on the production of virtual events and growing its store front awareness. During the six-month period ended June 30, 2021, the Company produced approximately 250 virtual events which generated $263,309 of revenue and an additional $244,865 through its e-commerce website Wizard World Vault and the eBay platform.

During the six-month period ended June 30, 2021, the revenue contributed by Jevo was $97,726. As Covid-19 restrictions began to lift, sales of Jevo products increased.

Gross Profit

Gross profit percentage, after considering cost of revenues, was 24% for the six months ended June 30, 2021 and 27% for the three months ended June 30, 2020.

Operating Expenses

Operating expenses for the six months ended June 30, 2021, were $4,830,332, as compared to $1,185,032 for the six months ended June 30, 2020. The increase is primarily attributable to the integration of the Jevo operations which increased the consulting fees and general and administrative expenses in addition to an increase of stock-based compensation. General and administrative expenses increased by $632,144 from the comparative period of the prior year due to increased staffing and marketing for Wizard World virtual events and Jevo activities.

Loss from Operations

Loss from operations for the six months ended June 30, 2021, was $4,687,709 as compared to a loss from operations of $271,517 for the six months ended June 30, 2020. The variance was primarily attributable to primarily attributable to a significant decrease in revenue as well as the integration of the Jevo operations and an increase in consulting fees recorded as stock-based compensation.

Other Income (Expenses)

Other income (expenses) for the six months ended June 30, 2021 was $365,629, as compared to $(302,540) for the six months ended June 30, 2020. In each case, the expense was interest expense related to convertible notes and corresponding debt discount. During the 2021 period, the company wrote-off outstanding payables of $835,140 including the amount due to CONtv.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the six months ended June 30, 2021, was $4,252,228 or loss per basic share of $1.20, compared to a net loss of $574,057 or loss per basic share of $0.16 for the six months ended June 30, 2020.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2021 compared to December 31, 2020:

	June 30, 2021	December 31, 2020	Increase/(Decrease)
Current Assets	$2,274,123	$2,217,487	$56,636
Current Liabilities	$6,615,342	$7,065,862	$(450,520)
Working Capital (Deficit)	$(4,341,219)	$(4,848,375)	$507,156

At June 30, 2021, we had a working capital deficit of $4,341,219 as compared to working capital deficit of $5,025,589 at June 30, 2020, a change of $507,156. The change in working capital is primarily attributable to increases in inventories and prepaid expenses and decreases in operating lease liability, unearned revenue and due to CONtv joint venture offset primarily by a decrease in cash and cash equivalents.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was $2,746,260 and $398,843, respectively. The net loss for the six-month period ended June 30, 2021 and 2020, was $4,322,080 and $574,057, respectively.

Going Concern Analysis

The Company had a loss from operations of $4,687,709 and $271,517 for the six months ended June 30, 2021 and 2020, respectively. On June 30, 2021, we had cash and cash equivalents of approximately $1.6 million and a working capital deficit of approximately $4.3 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through June 2022. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead together with the initiation of virtual activities, e-commerce, and move to expand the current NFT minting activities into mining cryptocurrencies will guide the Company in a positive direction as we continue to strive to attain profitability.

However, because of the current situation with the Covid-19 virus, the Company was unable to produce any live events after the First Quarter of 2020. At present it is unclear how many live events will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2021. At this point, the Company has postponed all of the live shows that it has scheduled for 2021. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020 and since that time the Company has produced approximately 400 virtual events. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard World Vault” as a site for consumers to purchase pop-culture memorabilia and collectables and is now moving to expand the current NFT minting activities into mining cryptocurrencies.

On December 19, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Barlock 2019 Fund, LP (the “Purchaser”), for the sale of the Company’s securities, comprised of (I) a $2,500,000 convertible debenture, convertible at a price of $2.50 per share, and (ii) warrants to acquire 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants are now exercisable at $0.25 per share due to anti-dilution protections contained in the securities. As a condition to Purchaser entering into the Purchase Agreement, the Company entered into a security agreement in favor of the Purchaser, granting a security interest in substantially all of the property of the Company, whether presently owned or existing or hereafter acquired or coming into existence, including but not limited to, its ownership interests in its subsidiaries, to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the debenture. The security interest is on equal footing with certain other creditors of the Company. The Company received $2,500,000 in cash from the offering of the securities but was required to pay out of the closing proceeds Purchaser’s attorney’s fees in the amount of $25,000. The Company has agreed with the Purchaser that the funds received will be restricted and utilized only for M&A opportunities, new business ventures, brand extensions and the creation of new vertical opportunities by the Company. The subject debenture contains a “ratchet” provision that adjusts the conversion rates of the notes to the lowest rate the Company has agreed to issue stock. The effect of repricing board and employee options to $0.25 reset the conversion rates the note to $0.25. In light of the financial stress Covid-19 has placed on the Company the holder of the note has agreed to not require payment due under the outstanding notes until December 31, 2022. The debenture contains a “ratchet” provision that adjusts the conversion rate of the debenture to the lowest rate the Company has agreed to issue stock. The effect of repricing board and employee options to $0.25 reset the conversion rates of the debenture to $0.25. In light of the financial stress Covid-19 has placed on the Company the holder of the debenture has agreed to not require payment due under each of the outstanding debenture until December 31, 2022.

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

On July 16, 2021, the parties to the Leviston Purchase Agreement amended the agreements as necessary to achieve the following results: The Series B Preferred Stock is now convertible at a price (as adjusted, “Series B Conversion Price”) equal to the lesser of (x) $4.52 and (y) 85% of the lowest variable weighted average price (“VWAP”) of the Common Stock on a trading day during the 10 trading days prior to and ending on, and including, the date of conversion, subject to a conversion price floor of $1.00, but not to exceed $1.50, subject to further adjustment in the event that the Company, subject to certain exemptions, disposes of or issues any common stock or securities convertible into, exercisable, or exchangeable for common stock for no consideration or for consideration less than the applicable Series B Conversion Price in effect immediately prior to such issuance.

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

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds, if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company had no off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the quarters ended June 30, 2021 and 2020, as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet in the amount of $252,980 related to the operating lease for office space. Results for the six months ended June 30, 2021 and 2020 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of June 30, 2021 contained a significant financing component.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2020.)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2020.)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2021.)

3.4	Certificate of Designation and Restatement of Rights, Preferences and Restrictions of Series A Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on August 14, 2020.)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, filed with the Secretary of State of the State of Delaware on March 29, 2021. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.1	Employment Agreement dated as of March 1, 2021 but effective as of November 24, 2020, by and between Wizard Brands, Inc. and Scott D. Kaufman. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2021.)++

10.2	Employment Agreement dated as of March 1, 2021 but effective as of November 24, 2020, by and between Wizard Brands, Inc. and Heidi C. Bowman. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 3, 2021.)++

10.3	Separation Agreement entered into as of February 20, 2021 between Wizard Brands, Inc. and John D. Maatta. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 3, 2021.)

10.4	Securities Purchase Agreement dated March 26, 2021, between Wizard Brands, Inc. and Leviston Resources LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.5	Registration Rights Agreement dated March 26, 2021, between Wizard Brands, Inc. and Leviston Resources LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.6	Series B Preferred Stock Purchase Warrant (Series 1) issued to Leviston Resources LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.7	Series B Preferred Stock Purchase Warrant (Series 2) issued to Leviston Resources LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.8	Amendment No. 1 to Securities Purchase Agreement dated March 26, 2021, between Creek Road Miners, Inc. and Leviston Resources LLC. *

10.9	Amendment No. 1 to Registration Rights Agreement dated March 26, 2021, between Creek Road Miners, Inc. and Leviston Resources LLC. *

10.10	Amendment No. 1 to Series B Preferred Stock Purchase Warrant (Series 1) issued to Leviston Resources LLC. *

10.11	Amendment No. 1 to Series B Preferred Stock Purchase Warrant (Series 2) issued to Leviston Resources LLC. *

10.12	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	iXBRL Instance Document *

101.SCH	iXBRL Taxonomy Extension Schema *

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase *

101.DEF	iXBRL Taxonomy Extension Definition Linkbase *

101.LAB	iXBRL Taxonomy Extension Label Linkbase *

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

++ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREEK ROAD MINERS, INC.

Date: August 13, 2021	By:	/s/ Scott D. Kaufman
	Name:	Scott D. Kaufman
	Title:	Chief Executive Officer and President

