Form 10-Q
period 2021-09-30
Creek Road Miners, Inc.
filed 2021-11-15
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

435-900-1949

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

As of November 12, 2021, there were 6,494,792 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Creek Road Miners, Inc.

September 30, 2021

Creek Road Miners, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$3,866,417	$1,897,703
Accounts receivable, net	1,641	33,452
Inventory	133,031	220,641
Prepaid convention expenses	-	3,625
Prepaid expenses	200,807	62,066

Total Current Assets	4,201,896	2,217,487

Property and equipment, net	1,146,231	58,501

Intangibles, net	-	132,000

Operating lease right of use asset, net	138,102	244,072

Security deposits	18,201	18,303

Total Assets	$5,504,430	$2,670,363

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,069,859	$3,474,061
Unearned revenue	15,398	758,847
Operating lease liability	32,341	108,713
Convertible promissory note – related party, net	2,500,000	2,500,000
Due to CONtv joint venture	-	224,241

Total Current Liabilities	5,617,598	7,065,862

Operating lease liability, net	113,942	137,694
Notes payable, net	545,162	347,500
Convertible debenture, net	2,250,170	1,964,216
Total Liabilities	2,909,274	9,515,272

Commitments and contingencies

Stockholders’ Deficit
Preferred stock-Series A Cumulative and Convertible par value $0.0001: 500,000 shares authorized; 235,772 and 173,974 shares issued and outstanding, respectively	23	17
Preferred stock-Series B Cumulative and Convertible par value $0.0001: 4,500,000 shares authorized; 2,900 and 0 shares issued and outstanding, respectively	-	-

Common stock par value $0.0001: 100,000,000 shares authorized; 6,494,792 and 3,506,752 shares issued and outstanding, respectively	649	351
Additional paid-in capital	31,952,687	23,206,367
Accumulated deficit	(34,963,303)	(30,039,146)
Non-controlling interest	(12,498)	(12,498)
Total Stockholders’ Deficit	(3,022,442)	(6,844,909)

Total Liabilities and Stockholders’ Deficit	$5,504,430	$2,670,363

See accompanying notes to the unaudited condensed consolidated financial statements.

Creek Road Miners, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$148,397	$601,042	$754,297	$4,019,838

Cost of revenues	176,815	274,518	640,092	2,779,838

Gross margin	(28,418)	326,524	114,205	1,240,039

Operating expenses
Share-based compensation	339,050	269,925	723,827	310,522
Salaries and benefits	376,802	258,702	1,223,948	725,038
Consulting fees	1,142,787	145,190	3,657,113	371,350
General and administrative	305,719	254,196	1,389,802	706,135

Total operating expenses	2,164,358	926,055	6,994,690	2,111,087

Loss from operations	(2,192,776)	(599,531)	(6,880,485)	(871,048)

Other income (expenses)
Interest expense	(294,498)	(144,295)	(764,009)	(456,835)
Other income	754,457	-	1,589,597	10,000
Gain on sale of assets	1,130,740	-	1,130,740	-

Total other income (expenses)	1,590,699	(144,295)	1,956,328	(446,835)

Loss before income tax provision	(602,077)	(743,826)	(4,924,157)	(1,317,883)

Income tax provision	-	-	-	-

Net loss	(602,077)	(743,826)	(4,924,157)	(1,317,883)

Series A Preferred dividends	209,196	33,174	266,094	33,174

Net loss attributable to common stockholders	$(392,881)	$(710,652)	$(4,658,063)	$(1,284,709)

Loss per share - basic	$(0.07)	$(0.20)	$(1.21)	$(0.37)

Loss per share - diluted	$(0.07)	$(0.20)	$(1.21)	$(0.37)

Weighted average common shares outstanding - basic	5,607,877	3,506,752	3,865,416	3,506,752
Weighted average common shares outstanding - diluted	5,607,877	3,506,752	3,865,416	3,506,752

See accompanying notes to the unaudited condensed consolidated financial statements.

Creek Road Miners, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Three Months Ended September 30, 2021

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, June 30, 2021	226,523	$22	2,500	$-	3,629,452	$363	$27,648,733	$(34,361,226)	$(12,498)	$(6,724,606)

Share-based compensation	9,249	1	-	-	-	-	436,487	-	-	436,488

Issuance of common stock – net of offering costs	-	-	-	-	2,433,340	243	3,249,757	-	-	3,250,000

Issuance of Series B preferred shares – net of offering costs	-	-	1,000	-	-	-	813,995	-	-	813,995

Conversion of Series B preferred shares to common stock	-	-	(600)	-	432,000	43	(43)	-	-	-

Series A Preferred declared dividends	-	-	-	-	-	-	(196,242)	-	-	(196,242)

Net loss	-	-	-	-	-	-	-	(602,077)	-	(602,077)

Balance, September 30, 2021	235,772	$23	2,900	$-	6,494,792	$649	$31,592,688	$(34,963,303)	$(12,498)	$(3,022,442)

For the Three Months Ended September 30, 2020

	Series A Preferred Stock Par value $0.0001		Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, June 30, 2020	-	$-	288,448	$29	3,506,752	$351	$21,894,731	$(28,672,802)	$(12,498)	$(6,790,189)

Share-based compensation	-	-	-	-	-	-	269,826	-	-	269,826

Cancellation of Preferred shares	-	-	(288,448)	(29)	-	-	(709,553)	-	-	(709,582)

Issuance of preferred stock for settlement of accrued liabilities	173,974	17	-	-	-	-	1,739,726	-	-	1,739,743

Deemed dividend	-	-	-	-	-	-	(33,174)	-	-	(33,174)

Net loss	-	-	-	-	-	-	-	(743,826)	-	(743,826)

Balance, September 30, 2020	173,974	$17	-	$-	3,506,752	$351	$23,161,556	$(29,416,628)	$(12,498)	$(6,267,202)

See accompanying notes to the unaudited condensed consolidated financial statements.

Creek Road Miners, Inc.

Condensed Consolidated Statement of Stockholders’ Deficit

(unaudited)

For the Nine Months Ended September 30, 2021

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2020	173,974	$17	-	$-	3,506,752	$351	$23,206,367	$(30,039,146)	$(12,498)	$(6,844,909)

Share-based compensation	61,798	6	-	-	-	-	1,157,661	-	-	1,157,667

Warrants issued for services	-	-	-	-	-	-	1,562,881	-	-	1,562,881

Issuance of common stock – net of offering costs	-	-	-	-	2,556,040	255	3,292,920	-	-	3,293,175

Issuance of Series B preferred shares and warrants – net of offering costs	-	-	3,500	-	-	-	2,998,995	-	-	2,998,995

Conversion of Series B preferred shares to common stock	-	-	(600)	-	432,000	43	(43)	-	-	-

Series A Preferred declared dividends	-	-	-	-	-	-	(266,094)	-	-	(266,094)

Net loss	-	-	-	-	-	-	-	(4,924,157)	-	(4,924,157)

Balance, September 30, 2021	235,772	$23	2,900	$-	6,494,792	$649	$31,592,688	$(34,963,303)	$(12,498)	$(3,022,442)

For the Nine Months Ended September 30, 2020

	Series A Preferred Stock Par value $0.0001		Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2019	-	$-	288,448	$29	3,506,752	$351	$21,854,134	$(28,098,745)	$(12,498)	$(6,256,729)

Share-based compensation	-	-	-	-	-	-	310,423	-	-	310,423

Cancellation of Preferred shares	-	-	(288,448)	(29)	-	-	(709,553)	-	-	(709,582)

Issuance of preferred stock for settlement of accrued liabilities	173,974	17	-	-	-	-	1,739,726	-	-	1,739,743

Deemed dividend	-	-	-	-	-	-	(33,174)	-	-	(33,174)

Net loss	-	-	-	-	-	-	-	(1,317,883)	-	(1,317,883)

Balance, September 30, 2020	173,974	$17	-	$-	3,506,752	$351	$23,161,556	$(29,416,628)	$(12,498)	$(6,267,202)

See accompanying notes to the unaudited condensed consolidated financial statements.

Creek Road Miners, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net loss	$(4,924,157)	$(1,317,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,371	17,022
Accretion of debt discount	285,954	8,585
Right-of-use asset amortization	5,846	392
Share-based compensation	2,720,548	310,423
Gain on write-off of CONtv joint venture	(224,241)	-
Gain on sale of membership interest	(933,216)	-
Gain on asset purchase agreement	(197,524)	-
Changes in operating assets and liabilities:
Accounts receivable	5,550	(5,489)
Inventory	(105,671)	(220,641)
Prepaid convention expenses	3,625	342,283
Prepaid expenses	(138,741)	(3,352)
Security deposits	(2,398)	(9,029)
Accounts payable and accrued expenses	(678,273)	830,039
Unearned revenue	(743,449)	(823,037)

Net Cash Used In Operating Activities	(4,890,776)	(870,687)

Cash Flows from Investing Activities:
Purchase of intangibles	-	(139,124)
Purchase of property and equipment	(1,130,342)	(24,591)

Net Cash Used In Investing Activities	(1,130,342)	(163,715)

Cash Flows from Investing Activities:
Proceeds from issuance of Series B preferred shares and warrants - net	2,998,995	-
Proceeds from issuance of common stock - net	3,293,175	-
Proceeds from notes payable	-	347,500
Proceeds from sale of membership interest	1,500,000	-

Net Cash Provided by Financing Activities	7,989,832	347,500

Net change in cash and cash equivalents	1,968,714	(686,902)

Cash and cash equivalents at beginning of reporting period	1,897,703	2,777,654

Cash and cash equivalents at end of reporting period	$3,866,417	2,090,752

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Deemed dividend	$266,094	$33,074
Right-of-use assets obtained in exchange for lease obligations	$-	$173,938

See accompanying notes to the unaudited condensed financial statements.

Creek Road Miners, Inc.

September 30, 2021

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

Recent Developments

During the nine months ended September 30, 2021, the Company decided to enter the consumer category of digital products known as Non-Fungible Tokens (“NFTs”). NFTs are collectibles where various objects (including pictures, music and video) are digitized. The digital version of the object is sold as a unique, blockchain-authenticated collectible. As part of a move to expand the current NFT minting activities into mining cryptocurrencies, the Company changed its name from Wizard Brands, Inc. to Creek Road Miners, Inc. as noted above. The Company intends to develop and operate, “scaled-up,” bitcoin manufacturing facilities using natural gas to power operations. The first Creek Road Miners facility is expected to be completed and fully operational by the end of 2021 and followed by an aggressive schedule for developing additional sites.

On August 6, 2021, Kick The Can Corp. (“KTC”), a Nevada corporation, a wholly owned subsidiary of Company, entered into an Asset Purchase Agreement (the “Agreement”) with Informa Pop Culture Events, Inc., a Delaware corporation (“Informa”). Pursuant to the Agreement, KTC sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing the following live pop culture events: 1) Wizard World Chicago; 2) Wizard World Cleveland; 3) Wizard World New Orleans; 4) Wizard World Philadelphia; 5) Wizard World Portland; and 6) Wizard World St. Louis. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, we sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740. The following represents a summary of the assets and liabilities in the transaction:

Current assets	$39,000
Inventory	193,000
Fixed assets, net	18,000
Intangible assets	123,000

Payable to Creek Road Miners Inc.	(1,305,000)

Note 2 – Going Concern Analysis

Going Concern Analysis

The Company had a loss of $4,924,157 and $1,317,883 for the nine months ended September 30, 2021 and 2020, respectively. On September 30, 2021, we had cash and cash equivalents of approximately $3.9 million and a working capital deficit of approximately $1.4 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through November 2022. However, the Company believes that the effects of expansion into mining of cryptocurrencies will guide the Company in a positive direction as we continue to strive to attain profitability.

Because of the ongoing situation with the Covid-19 virus, the Company was unable to produce any live events after the First Quarter of 2020. The Company has indefinitely postponed all of the live shows. In the face of the impact of Covid-19 on live events generally, the Company had focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020 and since that time the Company has produced approximately 450 virtual events. Those have also been postponed indefinitely. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard World Vault” as a site for consumers to purchase pop-culture memorabilia and collectables and is now moving to expand the current NFT minting activities into mining cryptocurrencies.

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

Between August 27, 2021, and October 4, 2021, the Company raised $4,400,000 for working capital purposes through the sale of its common stock in private placements.

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

As of September 30, 2021 and December 31, 2020, the aggregate non-controlling interest in ButtaFyngas was ($12,498). The non-controlling interest is separately disclosed on the Condensed Consolidated Balance Sheet.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was $0.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following:

	September 30, 2021	December 31, 2020
Finished goods	$133,061	$220,641

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

Measurement of the amount of impairment, if any, is based upon the difference between the asset or asset group’s carrying value and fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. No impairment has been recorded as of September 30, 2021.

The Company sold the Jevo assets and liabilities including the intangible assets resulting in $0 balance of intangible assets at September 30, 2021.

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

For the three and nine months ended September 30, 2021 and 2020, the Company recognized $0 losses from this venture, respectively.

As of September 30, 2021 and December 31, 2020, the investment in CONtv was $0.

As of September 30, 2021 and December 31, 2020, the amount due to CONtv was $0 and $224,241, respectively.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2021 contained a significant financing component.

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

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant revenue stream for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Conventions	$-	$2,608,678
Virtual	229,170	1,216,686
Vault	362,303	191,906
Jevo	162,824	2,607
Total revenue	$754,297	$4,019,877

Shipping and Handling Costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification. While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of revenue as incurred.

Shipping and handling costs were $70,673 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards require the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table shows the outstanding dilutive common shares excluded from the diluted net income (loss) per share calculation as they were anti-dilutive:

	Contingent shares issuance arrangement, stock options or warrants
	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Convertible note	833,333	833,333
Common stock options	546,750	792,750
Common stock warrants	11,000,000	1,133,333

Total contingent shares issuance arrangement, stock options or warrants	12,380,083	2,759,416

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

Note 4 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2021	September 30, 2020
Computer Equipment	$43,097	$36,526
Equipment	1,590,662	474,068
Furniture and Fixtures	65,465	63,925
Vehicles	-	15,000
Leasehold Improvements	22,495	27,095
	1,721,719	616,614
Less: Accumulated depreciation	(575,488)	(550,941)
	$1,146,231	$65,673

Depreciation expense was $25,958 and $17,022 for the nine months ended September 30, 2021 and 2020, respectively.

Note 5 – Related Party Transactions

Consulting Agreement

On December 29, 2016, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Bristol Capital, LLC, a Delaware limited liability company (“Bristol”) managed by Paul L. Kessler, the then Chairman of the Company. Pursuant to the Consulting Agreement, Mr. Kessler will serve as Executive Chairman of the Company. The initial term of the Agreement is from December 29, 2016 through March 28, 2017 (the “Initial Term”). The term of the Consulting Agreement will be automatically extended for additional terms of 90-day periods each (each a “Renewal Term” and together with the Initial Term, the “Term”), unless either the Company or Bristol gives prior written notice of non-renewal to the other party no later than thirty (30) days prior to the expiration of the then current Term.

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

During the nine months ended September 30, 2021 and 2020, the Company incurred expenses of approximately $168,750 and $131,250 for each period for services provided by Bristol, respectively. On November 22, 2018, the Board of Directors of the Company decided to issue 210,982 shares of Preferred stock (“2018 Bristol shares”) for settlement of the outstanding fees due to Bristol totaling $496,875. At September 30, 2021 and December 31, 2020, the Company accrued $168,750 and $0, respectively, of net monthly fees due to Bristol. On August 3, 2020, the Board of Directors resolved to convert the total amount of debt owed to Bristol of $384,375, as of July 31, 2020, into 38,438 shares of Series A Preferred stock. In addition, on August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Bristol shares and issue a new total of 88,125 shares of Series A Preferred stock (see Note 8). The Company issued 22,500 shares of Preferred series A stock for the services provided during the nine months ended September 30, 2021.

In addition to the above consulting agreement, Bristol assisted in the filing of Form S-1 on September 22, 2021 and received $200,000 for services rendered.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), an entity controlled by the Company’s then Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the nine months ended September 30, 2021 and 2020, the Company paid lease obligations $78,055 and $80,635, respectively, under the Sublease. On September 30, 2021, the lease term ended and the Company vacated the premises. See Note 8.

Loan from officer

During the year ended December 31, 2019, the CEO made a non-interest bearing loan to the Company of $100,000. On August 3, 2020 the Board of Directors resolved to convert the total amount of debt (including loans made to the Company and deferred compensation) owed to John D. Maatta, as of July 31, 2020, into 35,074 shares of Series A Preferred Stock. In addition, on August 3, 2020, as ratified on August 21, 2020 the Board of Directors elected to cancel the 2018 Maatta shares previously issued for outstanding deferred compensation and issue a new total of 85,868 shares of Series A Preferred stock. As of September 30, 2021 and December 31, 2020 the outstanding balance under the loan payable was $0.

Securities Purchase Agreement

Effective December 1, 2016, the Company entered into the Purchase Agreement with Bristol Investment Fund, Ltd. (the “Purchaser”), an entity controlled by the then Chairman of the Company’s Board of Directors, pursuant to which the Company sold to the Purchaser, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture, (ii) Series A Warrants, and (iii) Series B Warrants. Pursuant to the Purchase Agreement, the Company paid $25,000 to the Purchaser and issued to the Purchaser 25,000 shares of Common Stock with a grant date fair value of $85,000 to cover the Purchaser’s legal fees. The Company recorded as a debt discount of $25,791 related to the cash paid and the relative fair value of the shares issued to Purchaser for legal fees.

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

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $0 as of September 30, 2021 and December 31, 2020, which includes the debt discount recorded upon execution of the Securities Purchase Agreement discussed above.

Securities Purchase Agreement

Effective December 19, 2019, the Company entered into the Purchase Agreement with Barlock 2019 Fund, LP ( the “Purchaser”), an entity managed by the CEO, Scott Kaufman, pursuant to which the Company sold to the Purchaser and an affiliated entity, for a cash purchase price of $2,500,000, securities comprising: (i) the Debenture and (ii) Series A Warrants. Pursuant to the Purchase Agreement, the Company paid $25,400 to the Purchaser to cover the Purchaser’s legal fees. The Company recorded as a debt discount of $25,400 related to the cash paid and the relative fair value of the shares issued to Purchaser for legal fees.

(i) Debenture

The Debenture with an initial principal balance of $2,500,000, due December 30, 2021 (the “Maturity Date”), will accrue interest on the aggregate unconverted and then outstanding principal amount of the Debenture at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2020, (ii) on each date the Purchaser converts, in whole or in part, the Debenture into Common Stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Debenture (only as to that principal amount then being redeemed) and on the Maturity Date. The Debenture is convertible into shares of the Company’s Common Stock at any time at the option of the holder, at an initial conversion price of $2.50 (as converted) per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $2.50 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date. In July 2020, the Purchaser agreed to extend the debenture a year as well as forbear any collection on the debenture up to December 30, 2022. The subject debenture contains a “ratchet” provisions that adjusts the conversion rates of the notes to the lowest rate the Company has agreed to issue stock. The effect of repricing board and employee options to $0.25 reset the conversion rates of the note to $0.25. In light of the financial stress Covid-19 has placed on the Company the holder of the debenture has agreed to not require payment due under the outstanding debenture until December 31, 2022.

(ii) Warrants

The Series A Warrants to acquire up to 3,000,000 shares of Common Stock at the Series A Initial Exercise Price of $2.50 and expiring on December 1, 2024. The Warrants may be exercised immediately upon the issuance date, upon the option of the holder. The exercise price has now been adjusted to $0.25.

Upon issuance of the note, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the condensed consolidated balance sheet. The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $246,981 and $510,384 as of September 30, 2021 and December 31, 2020, respectively, which includes the debt discount and debt issuance costs recorded upon execution of the Securities Purchase Agreement discussed above.

Investment in CONtv

The Company currently holds a limited and passive interest of 10% in CONtv, a joint venture with third parties and Bristol Capital, LLC (a related party controlled by a member of the Board). CONtv is a digital network devoted to fans of pop culture entertainment and is inactive.

For the nine months ended September 30, 2021 and 2020, the Company recognized $0 losses from this venture, respectively.

As of September 30, 2021 and December 31, 2020, the investment in CONtv was $0.

As of September 30, 2021 and December 31, 2020, the amount due to CONtv was $0 and $224,241, respectively.

Scott Kaufman

In relation to the filing of Form S-1 on September 22, 2021, Scott Kaufman, the Company’s CEO, received $200,000 for services rendered.

Note 6 – Notes Payable

Paycheck Protection Program

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay payroll costs, including some benefits over a covered period of up to 24 weeks. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term. On April 30, 2020, the Company closed a $197,600 SBA guaranteed PPP loan. The Company used the loan proceeds as permitted. The Company applied for forgiveness and the application is pending with the SBA. The Company expects to receive forgiveness for the entire loan amount. As of September 30, 2021, the outstanding balance under the loan was $197,600.

On February 25, 2021, the Company closed on a $197,662 SBA guaranteed PPP2 loan. The Company used the loan proceeds as permitted. The Company applied for forgiveness and the application is pending with the SBA. The Company expects to receive forgiveness for the entire loan amount. As of September 30, 2021, the outstanding balance under the loan was $197,662.

Small Business Administration Loan

On June 9, 2020, the Company executed a loan agreement with the SBA. The Company received aggregate proceeds of $149,900 under the loan which shall accrue interest at a rate of 3.75% and will mature in June 2050. As of September 30, 2021 and December 31, 2020, the outstanding balance under the loan was $149,900.

Note 7 – Commitments and Contingencies

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

Financial Advisory Agreement

On March 24, 2021, the Company entered into an agreement with Kingswood Capital Markets (“Kingswood”), a division of Benchmark Investments, Inc. in connection with providing general financial advisory to the Company. Kingswood is a broker-dealer registered under Section 15 of the US Securities Exchange Act of 1934 and state law and a member of the Financial Industry Regulatory Authority (“FINRA”). The Company issued 300,000 warrants to Kingswood exercisable at $1.00 for a period of three years. The fair value so the warrants issued was determined by using the Black-Scholes-Merton method of valuation and resulted in the Company recording $1,592,517 of consulting expense on its books.

Legal proceedings

The Company is from time to time involved in legal proceedings in the ordinary course of business. It is not involved in any disputes and does not have any litigation matters pending which the Company believes could have a materially adverse effect on the Company’s financial condition or results of operations.

Note 8 – Operating Leases

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease (“Sublease”) with Bristol Capital Advisors, an entity controlled by the Company’s then Chairman of the Board. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016 commencing with monthly payments of $8,118. During the nine months ended September 30, 2021 and 2020, the Company paid lease obligations $78,055 and $80,635, respectively, under the Sublease. On September 30, 2021, the lease term ended and the Company vacated the premises.

On April 28, 2020, upon acquisition of the Jevo assets, the Company entered into a lease agreement with a third party. The term of the lease is for 5 years beginning on May 1, 2020 commencing with a three-month rent holiday followed by monthly payments of $3,900 with an approximate 2% escalation clause. During the nine months ended September 30, 2021 and 2020, the Company paid lease obligations $12,096 and $7,800, respectively, under the lease.

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

The components of lease expense were as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Operating lease	$78,055	$88,435
Sublease income	-	(12,900)
Total net lease cost	$78,055	$75,535

Supplemental cash flow and other information related to leases was as follows:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$(69,307)

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$173,938

Weighted average remaining lease term (in years):
Operating leases	3.83	3.20

Weighted average discount rate:
Operating leases	12%	12%

The following table presents the maturity of the Company’s lease liabilities as of September 30, 2021:

For the twelve months ending September 30:
2022	$48,054
2023	49,015
2024	49,996
2025	34,711
2026	-
181,776
Less: Imputed interest	(35,493)
Present value	$146,283

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

All share and per share amounts for the common stock have been stated to give effect to the reverse split.

The Company’s authorized capital stock consists of 105,000,000 shares, of which 100,000,000 are for shares of common stock, par value $0.0001 per share, and 5,000,000 are for shares of preferred stock, par value $0.0001 per share, of which 500,000 have been designated as Series A Cumulative Convertible Preferred Stock (“Series A”). A portion of the Series A has been allocated and will be issued upon the occurrence of an uplisting to a major stock exchange and subject to minimum volume requirement and any required underwriter lockup.

As of September 30, 2021 and December 31, 2020, there were 235,772 and 173,974 shares of Series A preferred stock issued and outstanding, respectively.

As of September 30, 2021 and December 31, 2020, there were 2,900 and 0 shares of Series B preferred stock issued and outstanding, respectively.

As of September 30, 2021 and December 31, 2020, there were 6,494,792 and 3,506,752 shares of common stock issued and outstanding, respectively. Each share of the common stock entitles its holder to one vote on each matter submitted to the shareholders.

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2020	789,250	$1.75
Exercisable – December 31, 2020	451,448	$2.69
Granted	300,000	$0.25
Exercised	-	$-
Forfeited/Cancelled	(242,500)	$-
Outstanding – September 30, 2021	846,750	$1.54
Exercisable – September 30, 2021	846,750	$1.54

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 – 18.80	846,750	1.93 years	$1.54	846,750	$1.54

At September 30, 2021, the total intrinsic value of options outstanding and exercisable was $790,625.

During the nine months ended September 30, 2021 and 2020, the Company recorded total stock-based compensation expense related to options of approximately $343,989 and $310,423, respectively. The unrecognized compensation expense at September 30, 2021 was approximately $77,858.

Stock Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
		(as converted)
Outstanding – December 31, 2020	10,300,000	$3.00
Exercisable – December 31, 2020	10,300,000	$3.00
Granted	700,000	$0.86
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2021	11,000,000	$2.92
Exercisable – September 30, 2021	10,600,000	$2.94

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50 – 3.00	11,000,000	1.29 years	$2.92	10,600,000	$2.94

At September 30, 2021 the total intrinsic value of warrants outstanding and exercisable was $17,450,000.

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

Note 10 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2021 and December 31, 2020, substantially all of the Company’s cash and cash equivalents were held by major financial institutions and the balance in certain accounts exceeded the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”). However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 11 – Subsequent Events

On October 25, 2021, Creek Road Miners officially pivoted its business to cryptocurrency mining, with the completion of its first facility, start of operations, and recognition of its first revenue from Bitcoin.

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

We intend that this discussion will provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our financial statements and accompanying notes for the quarters and nine-month periods ended September 30, 2021 and 2020, included elsewhere in this report.

Prior to the onset of COVID-19, we produced live pop culture conventions (“Comic Conventions”) across the United States. However, due to the ongoing COVID-19 pandemic, we have not produced an in-person live event since March 8, 2020 and we currently have no plans to continue producing in-person live events in the foreseeable future. Following our last live event, we transitioned nimbly to a virtual event Format that went from concept to execution in three weeks. To augment our move into digital programming, in the first quarter of 2020, we launched an e-commerce site, Wizard World Vault (the “Vault”), which features the best in pop culture memorabilia from the Wizard World Live and virtual events, along with items from the top artists and exhibitors in the memorabilia world.

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

As part of a move to expand the current NFT minting activities into mining cryptocurrencies, we changed our name to Creek Road Miners, Inc. on July 9, 2021. As part of this transition, we sold the bulk of our live events business on August 6, 2021. On September 15, 2021, we sold our wholly owned subsidiary, Jevo Holdings, LLC, in a Membership Interest sale. With the disposition of our non-core assets, our objective shifted completely to building out a diversified cryptocurrency portfolio from the Company’s own mining operations. To achieve this objective, the Company has developed a unique five-cornerstone approach. The Five Cornerstones are:

1.	Vertical Integration: By implementing the purest and stringiest form of vertical integration, the Company will own its energy sources and use the energy directly at the source. The Company will benefit from increased profits by eliminating middlemen, reduced transportation costs, and ensuring continuity in energy supply.
2.	Energy Diversification: By diversifying its energy sources at each power generation facility, the Company will mitigate supply and interruption risks.
3.	Geographic Diversification: By geographically distributing its mining facilitates, the Company will further mitigate potential supply and interruption risks.
4.	Cryptocurrency Mining Diversification: The Company will build out and balance its portfolio by mining for different cryptocurrencies.
5.	Revenue Diversification: Having multiple non-correlated revenue streams across different commodities will diversify the Company’s revenue while providing a means for the Company to maintain treasury status of its mined cryptocurrency.

Results of Operations

Summary of Statements of Operations for the Three Months Ended September 30, 2021 and 2020:

	Three Months Ended
	September 30, 2021	September 30, 2020
Revenues	$148,397	$601,042
Cost of revenues	$176,815	$274,518
Gross margin	$(28,418)	$326,524
Operating expenses	$2,164,358	$926,055
Loss from operations	$(2,192,776)	$(599,531)
Other income (expenses)	$1,590,699	$(144,295)
Net loss attributable to common shareholder	$(392,881)	$(710,652)
Loss per common share – basic	$(0.07)	$(0.21)
Loss per common share – diluted	$(0.07)	$(0.21)

Revenue

Revenue was $148,397 for the three months ended September 30, 2021, as compared to $601,042 for the comparable period ended September 30, 2020, a decrease of $452,645. The decrease in revenue was a result of the ongoing impact of Covid-19, the inability of the Company to produce live events and a decrease in demand for virtual events.

Because of the uncertainties surrounding the Covid-19 pandemic the Company produced no live events during the quarter ended September 30, 2021. Rather, the Company focused on the production of virtual events and growing its store front awareness. During the quarter ended September 30, 2021, the Company produced $117,438 of e-commerce through the Wizard World Vault and the eBay Platform. During the quarter ended September 30, 2020, the Company generated $459,428 of revenue from virtual events and an additional $78,323 of e-commerce through the Wizard World Vault and the eBay Platform.

Revenue was $65,098, during the three months ended September 30, 2021 as compared to $2,607 for the comparable period ended September 30, 2020 for Jevo. As some Covid-19 restrictions began to lift, sales of Jevo products increased.

As mentioned earlier, the Company has now divested itself of most if not all of its live event assets and all of its Jevo assets and operations. Accordingly, moving forward, the Company is now focused on producing and selling NFT’s and the mining of cryptocurrencies.

Gross Profit

Gross profit percentage, after considering cost of revenues, was (19)% for the three months ended September 30, 2021 and 54% for the three months ended September 30, 2020.

Operating Expenses

Operating expenses for the three months ended September 30, 2021, were $2,164,358, as compared to $926,055 for the three months ended September 30, 2020. The increase is primarily attributable to the integration of the Jevo operations which increased the consulting fees and general and administrative expenses in addition to an increase of stock-based compensation.

Loss from Operations

Loss from operations for the three months ended September 30, 2021, was $2,192,776 as compared to a loss from operations of $599,531 for the three months ended September 30, 2020. The variance was primarily attributable to a significant decrease in revenue as well as the integration of the Jevo operations and an increase in consulting fees recorded as stock-based compensation.

Other Income (Expenses)

Other income (expenses) for the three months ended September 30, 2021 was $1,590,699, as compared to $(144,295) for the three months ended September 30, 2020. During the three months ended September 30, 2021, the Company sold its interests in Jevo thereby creating a gain on sale of $1,130,740. In addition, with the sale of the bulk of the live events and the write-off of ConTv payables, the Company incurred other income of $1,589,597. In each case, the expense was interest expense related to convertible notes and corresponding debt discount.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the three months ended September 30, 2021, was $392,881 or loss per basic share of $0.07, compared to a net loss of $710,652 or loss per basic share of $0.20 for the three months ended September 30, 2020.

Inflation did not have a material impact on the Company’s operations for the applicable period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Summary of Statements of Operations for the Nine Months Ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Revenues	$754,297	$4,019,877
Cost of revenues	$640,092	$2,779,838
Gross margin	$114,205	$1,240,039
Operating expenses	$6,994,690	$2,111,087
Loss from operations	$(6,880,485)	$(871,048)
Other income (expenses)	$1,956,328	$(446,835)
Net loss attributable to common shareholder	$(4,658,063)	$(1,284,709)
Loss per common share – basic	$(1.21)	$(0.37)
Loss per common share – diluted	$(1.21)	$(0.37)

Revenue

Revenue was $754,297 for the nine months ended September 30, 2021, as compared to $4,019,877 for the comparable period ended September 30, 2020, a decrease of $3,265,580. The decrease in revenue was a result of the ongoing impact of Covid-19, the inability of the Company to produce live events and a decrease in demand for virtual events.

Because of the uncertainties surrounding the Covid-19 pandemic the Company produced no live events during the nine months ended September 30, 2021. Rather, the Company focused on the production of virtual events and growing its store front awareness. During the nine months ended September 30, 2020, the Company was able to produce 3 live events which generated revenue of $2,608,678. During the nine-month period ended September 30, 2021, the Company produced approximately 450 virtual events which generated $229,170 of revenue and an additional $362,303 through its e-commerce website Wizard World Vault and the eBay platform. During the nine months ended September 30, 2020, the Company generated $1,216,686 of revenue from virtual events and an additional $191,906 of e-commerce through the Wizard World Vault and the eBay Platform.

During the nine-month period ended September 30, 2021, the revenue contributed by Jevo was $162,824. As Covid-19 restrictions began to lift, sales of Jevo products increased.

As mentioned earlier, the Company has now divested itself of most if not all of its live event assets and all of its Jevo assets and operations. Accordingly, moving forward, the Company is now focused on producing and selling NFT’s and the mining of cryptocurrencies.

Gross Profit

Gross profit percentage, after considering cost of revenues, was 15% for the nine months ended September 30, 2021 and 31% for the nine months ended September 30, 2020.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021, were $6,994,690, as compared to $2,111,087 for the nine months ended September 30, 2020. The increase is primarily attributable to the integration of the Jevo operations which increased the consulting fees and general and administrative expenses in addition to an increase of stock-based compensation. General and administrative expenses increased by $683,667 from the comparative period of the prior year due to increased staffing and marketing for Wizard World virtual events and Jevo activities.

Loss from Operations

Loss from operations for the nine months ended September 30, 2021, was $6,880,485 as compared to a loss from operations of $871,048 for the nine months ended September 30, 2020. The variance was primarily attributable to primarily attributable to a significant decrease in revenue as well as the integration of the Jevo operations and an increase in consulting fees recorded as stock-based compensation.

Other Income (Expenses)

Other income (expenses) for the nine months ended September 30, 2021 was $1,956,328, as compared to $(446,835) for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company sold its interests in Jevo thereby creating a gain on sale of $1,130,740. In addition, with the sale of the bulk of the live events and the write-off of ConTv payables, the Company incurred other income of $1,589,597. In each case, the expense was interest expense related to convertible notes and corresponding debt discount.

Net Loss Attributable to Common Stockholder

Net loss attributable to common stockholders for the nine months ended September 30, 2021, was $4,658,063 or loss per basic share of $1.21, compared to a net loss of $1,317,883 or loss per basic share of $0.37 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2021 compared to December 31, 2020:

	September 30, 2021	December 31, 2020	Increase/(Decrease)
Current Assets	$4,201,896	$2,217,487	$1,984,409
Current Liabilities	$5,617,598	$7,065,862	$(1,448,264)
Working Capital (Deficit)	$(1,415,702)	$(4,848,375)	$3,432,673

At September 30, 2021, we had a working capital deficit of $1,415,702 as compared to working capital deficit of $4,307,242 at September 30, 2020, a change of $3,432,673. The change in working capital is primarily attributable to increases in cash and prepaid expenses and decreases in accounts payable and accrued expenses, operating lease liability, unearned revenue and due to CONtv joint venture offset primarily by decreases in accounts receivable and inventory.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $4,890,776 and $870,687, respectively. The net loss for the nine-month period ended September 30, 2021 and 2020, was $4,924,157 and $1,317,883, respectively.

Going Concern Analysis

The Company had a loss from operations of $6,880,485 and $871,048 for the nine months ended September 30, 2021 and 2020, respectively. On September 30, 2021, we had cash and cash equivalents of approximately $3.9 million and a working capital deficit of approximately $1.4 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern through November 2022. However, the Company believes that the effects of its cost savings efforts with regard to corporate overhead together with the initiation of virtual activities, e-commerce, and move to expand the current NFT minting activities into mining cryptocurrencies will guide the Company in a positive direction as we continue to strive to attain profitability.

However, because of the current situation with the Covid-19 virus, the Company was unable to produce any live events after the First Quarter of 2020. At present it is unclear how many live events will actually be produced by the Company in 2021. It is presently unknowable how long the current situation with Covid-19 will continue and what impact the Covid-19 situation will ultimately have upon the Company in 2021. At this point, the Company has postponed all of the live shows that it has scheduled for 2021. In the face of the impact of Covid-19 on live events generally, the Company has focused on producing virtual events. The first such virtual event was an interactive fan experience which took place on March 31, 2020 and since that time the Company has produced approximately ____ virtual events. In addition, the Company has moved into e-commerce with online sales of collectables and the creation of the “Wizard World Vault” as a site for consumers to purchase pop-culture memorabilia and collectables and is now moving to expand the current NFT minting activities into mining cryptocurrencies.

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

Between August 27, 2021, and October 4, 2021, the Company raised $4,400,000 for working capital purposes through the sale of its common stock in private placements.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no off-balance sheet arrangements.

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

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value. The Company did not record any impairment for the quarters ended September 30, 2021 and 2020, as there were no triggering events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable.

Leases

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the condensed consolidated balance sheet in the amount of $252,980 related to the operating lease for office space. Results for the nine months ended September 30, 2021 and 2020 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of September 30, 2021 contained a significant financing component.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

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

On March 1, 2021, we issued shares of our Series A Preferred Stock as follows: 8,500 shares to Mr. Maatta in satisfaction of an aggregate of $84,947.55 due and owing to Mr. Maatta under his Separation Agreement; 22,500 shares to Bristol Capital, LLC in satisfaction of $225,000 due and owing to Bristol Capital, LLC for additional consulting services rendered and to be rendered by Mr. Kessler from July 1, 2020 through April 1, 2021; 8,300 shares to Scott D. Kaufman, our Chief Executive Officer, in satisfaction of $83,333 of compensation payable to Mr. Kaufman under his Employment Agreement through April 1, 2021; and 4,000 shares to Heidi C. Bowman, our Chief Financial Officer, in satisfaction of $40,000 of compensation payable to Ms. Bowman under her Employment Agreement through April 1, 2021. During the three months ended September 30, 2021, the Company issued 8,300 shares to Scott D. Kaufman, our Chief Executive Officer, in satisfaction of $83,333 of compensation payable to Mr. Kaufman under his Employment Agreement and 4,000 shares to Heidi C. Bowman, our Chief Financial Officer, in satisfaction of $40,000 of compensation payable to Ms. Bowman under her Employment Agreement. Each share of our Series A Preferred Stock is convertible into a number of shares of our Common Stock determined by dividing the aggregate stated value for the Series A Preferred Stock being converted (initially $10.00 per share, subject to adjustment as set forth in the currently effective Series A Certificate of Designation) by the then-applicable conversion price (initially $0.25 per share, subject to adjustment as set forth in the currently effective Series A Certificate of Designation). We issued the foregoing securities in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

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

Rule 10b5-1 Sales Trading Plans

Stock of the Company held, and/or managed by, Bristol Capital Advisors, LLC and Bristol Investment Fund, Ltd., of which Paul L. Kessler, a director and 10% shareholder of the Company, is the beneficial owner, is subject to a Rule 10b5-1 Sales Trading Plan attached as Exhibit 99.1. Under the 10b5-1 plan, shares that are sold are subject to the discretion of the plan administrator.

Stock of the Company held, and/or managed by, Barlock Capital Management LLC and Barlock 2019 Fund L.P., of which Scott D. Kaufman, our Chairman, CEO and 10% shareholder is the beneficial owner, is subject to a Rule 10b5-1 Sales Trading Plan attached as Exhibit 99.2. Under the 10b5-1 plan, shares that are sold are subject to the discretion of the plan administrator.

Business Awareness Campaign

Since 2011, the Company has been in the live pop culture convention industry. With the advent of COVID 19 and the curtailment of the convention industry, our board of directors determined it was in the best interest of our shareholders to repurpose the business direction of the Company. Accordingly, we are now engaged in mining cryptocurrencies and have changed the name of the Company from Wizard Brands, Inc. to Creek Road Miners, Inc. to reflect this new direction.

To keep the investment markets informed of the direction of our business enterprise, we have determined to implement a business awareness campaign with the assistance of CDMG, Inc. and Retro Wall Street Consulting, LLC. Our engagement contracts with CDMG, Inc. are attached as Exhibits 10.13 and 10.14. Our engagement contract with Retro Wall Street Consulting, LLC is attached as 10.15. The Company will pay all expenses in connection with the campaign.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 14, 2020.)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 14, 2020.)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 15, 2021.)

3.4	Certificate of Designation and Restatement of Rights, Preferences and Restrictions of Series A Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on August 14, 2020.)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, filed with the Secretary of State of the State of Delaware on March 29, 2021. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.1	Employment Agreement dated as of March 1, 2021 but effective as of November 24, 2020, by and between Wizard Brands, Inc. and Scott D. Kaufman. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 3, 2021.)++

10.2	Employment Agreement dated as of March 1, 2021 but effective as of November 24, 2020, by and between Wizard Brands, Inc. and Heidi C. Bowman. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 3, 2021.)++

10.3	Separation Agreement entered into as of February 20, 2021 between Wizard Brands, Inc. and John D. Maatta. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 3, 2021.)

10.4	Securities Purchase Agreement dated March 26, 2021, between Wizard Brands, Inc. and Leviston Resources LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.5	Registration Rights Agreement dated March 26, 2021, between Wizard Brands, Inc. and Leviston Resources LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.6	Series B Preferred Stock Purchase Warrant (Series 1) issued to Leviston Resources LLC. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.7	Series B Preferred Stock Purchase Warrant (Series 2) issued to Leviston Resources LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 2, 2021.)

10.8	Amendment No. 1 to Securities Purchase Agreement dated March 26, 2021, between Creek Road Miners, Inc. and Leviston Resources LLC. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2021.)

10.9	Amendment No. 1 to Registration Rights Agreement dated March 26, 2021, between Creek Road Miners, Inc. and Leviston Resources LLC. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2021.)

10.10	Amendment No. 1 to Series B Preferred Stock Purchase Warrant (Series 1) issued to Leviston Resources LLC. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2021.)

10.11	Amendment No. 1 to Series B Preferred Stock Purchase Warrant (Series 2) issued to Leviston Resources LLC. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2021.)

10.12	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2021.)

10.13	Contract with CDMG, Inc. *

10.14	Contract with CDMG, Inc. *

10.15	Contract with Retro Wall Street Consulting, LLC. *

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Rule 10b5-1 Sales Trading Plan (Bristol) *

99.2	Rule 10b5-1 Sales Trading Plan (Barlock) *

99.3	Creek Road Miners, Inc. Slide Presentation *

101.INS	iXBRL Instance Document *

101.SCH	iXBRL Taxonomy Extension Schema *

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase *

101.DEF	iXBRL Taxonomy Extension Definition Linkbase *

101.LAB	iXBRL Taxonomy Extension Label Linkbase *

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.

++ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREEK ROAD MINERS, INC.

Date: November 12, 2021	By:	/s/ Scott D. Kaufman
	Name:	Scott D. Kaufman
	Title:	Chief Executive Officer and President

