Form 10-K
period 2021-12-31
Creek Road Miners, Inc.
filed 2022-03-31
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-33383

CREEK ROAD MINERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Homestead Road, Park City, UT	84098
(Address of principal executive offices)	(Zip Code)

(435) 900-1949

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which registered
Common stock, $0.0001 par value	CRKR	OTC Markets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,212,488 based on the closing price of $2.50 per share as reported on the OTC Markets as of that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on March 24, 2022
Common Stock, $0.0001 par value	10,447,103

Creek Road Miners, Inc.

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (this “Annual Report on Form 10-K”), (i) the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Creek Road Miners,” and “CRM” mean Creek Road Miners, Inc. and its consolidated subsidiaries, and (ii) the term “common stock” refers to the common stock, par value $0.0001 per share, of Creek Road Miners, Inc., unless otherwise indicated.

Cautionary Notice Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including assumptions about our future operating results and business plans. However, the inclusion of forward-looking statements should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K and under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those disclosed in subsequent reports we file with the Securities and Exchange Commission (“SEC”). The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements.

●	the availability and adequacy of cash flow to meet our requirements;
●	changes in our business and growth strategy, including our ability to successfully operate and expand our cryptocurrency mining activities;
●	changes or developments in laws, regulations or taxes in the cryptocurrency mining industry;
●	actions taken or not taken by third-parties, including our contractors and competitors; and
●	the availability of additional capital;

Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we comprehensively assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware, except as required by law. You should read this document completely and with the understanding that our actual future results or events may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

Item 1. Business

Company Overview

Creek Road Miners, Inc. (formerly known as Wizard Brands, Inc., Wizard Entertainment, Inc., Wizard World, Inc., and GoEnergy, Inc.) was incorporated in Delaware on May 2, 2001. Prior to Cryptocurrency mining operations that began in October 2021, the Company produced live and virtual pop culture conventions and events, and sold a gelatin machine and related consumables (known collectively as “legacy operations”). All legacy operations were discontinued during 2021. The Company operates an eCommerce site selling pop culture memorabilia and will evaluate whether to continue the eCommerce operations in 2022.

Cryptocurrency Mining

We currently generate substantially all our revenue through cryptocurrency we earn through our mining activities, which we may strategically hold or sell at beneficial prices and times. We currently mine and hold Bitcoin exclusively and do not have the intention of mining any other cryptocurrencies in the near future. While we plan to hold our mined Bitcoin until the next halving event (expected to occur around March 2024), we may sell the Bitcoin we mine as necessary for operations or as dictated by market conditions. Our mining operations commenced on October 24, 2021. We use special cryptocurrency mining computers (known as “miners”) to solve complex cryptographic algorithms to support the Bitcoin blockchain and, in return, receive Bitcoin as our reward. Miners measure their processing power, which is known as “hashing” power, in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” We participate in Mining Pools (“mining pool”) that pool the resources of groups of miners and split cryptocurrency rewards earned according to the “hashing” capacity each miner contributes to the mining pool.

Mining Equipment

All of the miners we operate were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. In October 2021 we put 156 Bitmain S19J Pro miners into production, and added another 84 into production in December 2021. As of December 31, 2021, we had 240 miners with 24 Ph/s of hashing capacity in production, and had deposits for an additional 1,140 miners with 135.3 Ph/s hashing capacity to be delivered in 2022 as follows:

●	270 Bitmain S19 (90 Th/s per miner, total 24.3 Ph/s hashing capacity); delivery expected March 2022
●	270 Bitmain S19J Pro (100 Th/s per miner, total 27 Ph/s hashing capacity); delivery expected May 2022
●	600 Bitmain S19XP (140 Th/s per miner, total 84 Ph/s hashing capacity); delivery expected July through December 2022

After the delivery of the miners above we will have a total of 1,380 miners with 159.3 Ph/s of hashing capacity.

The purchase commitments for the miners total approximately $11.5 million, of which $7,089,000 was paid as a deposit during the year ending December 31. 2021. The remaining commitments of approximately $4.4 million are anticipated to be paid monthly from the proceeds of the sale of earned Bitcoin during the year ending December 31, 2022 or, if necessary or advisable, with earned Bitcoin to the extent that if the vendor accepts Bitcoin as a form of payment or from additional capital raising, which may be debt or equity, or a combination thereof pursuant to a private or public offering, with the last payment scheduled to occur on November 10, 2022.

Mobile Data Centers

We utilize mobile data centers to house our miners. Our mobile data centers are located close to natural gas wellheads. We use natural gas to power a mobile turbine that produces electricity that, in turn, is used to power our miners.

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance December 31, 2020	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,803
Mining pool operating fees	(0.1)	(7,396)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,655

Factors Affecting Profitability

Our business is heavily dependent on the market price of Bitcoin. The prices of cryptocurrencies, specifically Bitcoin, have experienced substantial volatility. Further affecting the industry, and particularly for the Bitcoin blockchain, the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For Bitcoin the reward was initially set at 50 Bitcoin currency rewards per block. The Bitcoin blockchain has undergone halving three times since its inception as follows: (1) on November 28, 2012 at block 210,000; (2) on July 9, 2016 at block 420,000; and (3) on May 11, 2020 at block 630,000, when the reward was reduced to its current level of 6.25 Bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur in March 2024 at block 840,000, when the reward will be reduced to 3.125 Bitcoin per block. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million and the theoretical supply of new Bitcoin is exhausted. Many factors influence the price of Bitcoin, and potential increases or decreases in prices in advance of, or following, a future halving is unknown.

While we currently plan to hold our mined Bitcoin until the next halving event, we may use or sell our Bitcoin as necessary for operations or as dictated by market conditions.

Competition

Our business environment is constantly evolving, and cryptocurrency miners can range from individuals to large-scale commercial mining operations. We compete with other companies that focus all or a portion of their activities on mining activities at scale, including several public and private companies. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of mining equipment, the ability to raise capital, and the ability to obtain the lowest cost energy to power our mining operations.

Government Regulation

Cryptocurrency is increasingly becoming subject to governmental regulation, both in the U.S. and internationally. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Numerous regulatory bodies have shown an interest in regulating blockchain or cryptocurrency activities. For example, on March 9, 2022 President Biden signed an executive order on cryptocurrencies. While the executive order does not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws and regulation which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

Intellectual Property

We do not currently own any patents in connection with our existing and planned blockchain and cryptocurrency related operations.

Liquidity and Ability to Continue as a Going Concern

As of December 31, 2021, we had cash and cash equivalents of $2,785,187, compared to $1,897,703 as of December 31, 2020, an increase of $887,484. This increase was primarily due to cash provided by financing activities, and partially offset by cash used in operating and investing activities.

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $19,078,727, and $2,901,741, for the years ended December 31, 2021 and 2020, respectively. On December 31, 2021, we had cash and cash equivalents of approximately $2.7 million and working capital of approximately $4.8 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern. However, the Company believes that the effects of the sale of its legacy operations during 2021, and the entrance into cryptocurrency mining operations that began in October 2021, will guide the Company in a positive direction as we continue to strive to attain profitability.

Additionally, if necessary, management believes that both related parties (management and members of the Board of Directors of the Company) and potential external sources of debt and/or equity financing may be obtained based on management’s history of being able to raise capital from both internal and external sources. However, although there have been recent external source financings, there is no absolute certainty that any such external source or related party financing can be obtained in the future. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to obtain debt and/or equity financing, generate sufficient revenue, and control costs, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to obtain debt and/or equity financing, generate sufficient revenues, and to control operating expenses.

Strategic Initiatives

Our objective is to mine and hold select cryptocurrencies. We seek to own multiple oil and natural gas producing assets, utilize the natural gas to power environmentally-friendly, state of the art cryptocurrency mining facilities. By directing income from oil and excess natural gas sales to cover operating expenses we will have the opportunity to retain our mined cryptocurrencies as assets. To achieve our objectives, we have developed and are implementing a Five Cornerstone Strategy comprised of:

Cornerstone I – Vertical Integration

Ensure continuity through ownership of fuel supply, eliminate middlemen and distributors, generate electricity independent of a stressed power grid and avoid any potential forthcoming governmental regulations. We expect this will enable us to:

●	Maintain continuity and security – Control of our electrical generation insures and ensures uninterrupted service while insulating our operations from third party controls, the regulated utility grid, and unforeseen failures.
●	Optimize profitability – Vertical integration, beginning at the well head and ending in our crypto wallet, eliminates middlemen and distributors optimizing profits across the entire operation.
●	Keep grid independence - Utility grids are struggling to deliver reliability as they attempt to balance base load with increasing numbers of renewable generators. We believe this will only get more difficult in the future as society undergoes the transition to “electrify everything” thereby increasing grid instability, blackouts and disgruntled consumers. By us not having any energy produced touching infrastructure or the utility grid, this risk is muted.
●	Deploy regulatory buffers - The sector may experience increased governmental oversight and regulation of power producers that provide energy to the grid, only exacerbating continuity problems. By us not having any energy produced touching infrastructure or the utility grid, this risk is muted.
●	Maintain control of its ESG Strategy – We believe that a vertical integration strategy enables us to have full control of our ESG strategy (Described below).

Cornerstone II – Energy Source Diversity

Each development will be sized and engineered to work in harmony with the inherent diversity found within its owned oil and gas operating environment. Our modular approach to both power and server implementation allows a customized, fit-for-purpose design to be implemented for each situation. We expect this will enable us to:

●	Reduce the concentration risk of reliance on any single energy production source. We would rather have 100 natural gas wells feeding five 20 MW systems as compared to siting a much larger single 100 MW system next to a substation that is sourced by a single hydro facility or coal fired plant connected to the utility grid.
●	Maintain continuity of operations – maximize number of miners online 24/7. Multiple energy sources mitigate interruption risk and if problems do occur, the impact of any downtime is limited to a small percentage of operating miners.

Cornerstone III – Geographic Diversity

We look to deploy facilities at geographically diverse locations that will mitigate concentration risk due to weather and market- related disruptions, and minimize the impact of an ever changing regulatory and political complications. We expect this will enable us to:

●	Mitigate risks associated with interruptions and outages, whether due to weather, disasters, or lost connectivity.
●	Exploit differentials in energy pricing across geographic regions

Cornerstone IV – Cryptocurrency Diversity

By utilizing remotely accessible UL certified data centers capable of handling AICS and GPUs, in the coming years we expect this will enable us to:

●	Be nimble and a first mover in this ever changing and young cryptocurrency market
●	Mitigate cryptocurrency volatility.
●	Quickly pivot to the most profitable currency.

Cornerstone V – Revenue Diversity

Through our vertical integration and potential ownership of oil and gas operations, we realize the benefit of having multiple non-correlated revenue streams derived from both conventional oil and gas sales, as well as converting gas molecules into crypto currency via our digital pipeline. We expect this will enable us to:

Cover all operating expenses utilizing revenue generated from other commodity sales.

●	Retain treasury status of mined cryptocurrencies; offering control over when to sell and hedge.
●	Diversify revenue risk across multiple commodities.

Environmental, Social and Governance (“ESG”)

While deploying our Five Cornerstone Strategy and achieving its objectives, we expect to have a constant focus on ESG. Divided into three phases, we have begun implanting Phase 1 and Phase II.

Phase I

●	Utilize natural gas as opposed to coal assets.
●	Locate data centers near natural gas production thereby reducing the energy required to transport molecules and electrons to cryptocurrency data centers.

Phase II

●	Stranded gas opportunities – locate mining facilities near these natural gas production sites.
●	Renewable energy (wind or solar) – identify geographical locations where renewable energy possibilities exist and can supplement the natural gas requirements while generating renewable electricity credits.

Phase III

●	Carbon capture / Carbon credits – possibility of creating carbon credits
●	Integrate with recycling efforts and use syngas (synthetic gas)

COVID-19

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the responses that we, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

Employees

As of March 24, 2022, we had 5 full time employees.

Corporate Information and History

Creek Road Miners, Inc. (formerly known as Wizard Brands, Inc., Wizard Entertainment, Inc., Wizard World, Inc., and GoEnergy, Inc.) was incorporated in Delaware on May 2, 2001. Prior to Cryptocurrency mining operations that began in October 2021, the Company produced live and virtual pop culture conventions and events, and sold a gelatin machine and related consumables (known collectively as “legacy operations”). All legacy operations were discontinued during 2021. The Company operates an eCommerce site selling pop culture memorabilia and will evaluate whether to continue the eCommerce operations in 2022.

On August 6, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) with Informa Pop Culture Events, Inc., a Delaware corporation (“Informa”). Pursuant to the Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, we sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

We implemented a 1-for-20 reverse stock split of our outstanding shares of common stock that was effective on January 23, 2020. Unless otherwise noted, all share and related option, warrant, and convertible security information presented has been retroactively adjusted to reflect the reduced number of shares, and the increase in the share price which resulted from this action.

Where You Can Find More Information

Our website address is www.creekroadminers.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk, and an investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment. Certain factors may have a materially adverse effect on our business, financial condition and results of operations, including the risk factors described below. You should carefully consider all of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as those risks disclosed in the Company’s other public filings, together with the other information contained in this report and the Company’s other public filings before making an investment decision regarding the Company’s securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also become important factors that could adversely affect our business, financial condition and results of operations, perhaps materially. If any of the following risks actually occur, our business, financial condition, results of operation and future prospects could be materially and adversely affected. In that event, the trading price of shares of our common stock could decline, and you could lose part or all your investment. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in those forward-looking statements. For more information regarding forward-looking statements in this Annual Report, please see the Section entitled “Cautionary Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K.

Risks Related to Our Company

We have historically incurred significant losses, and may be unable to maintain profitability. If we continue to incur significant losses, we may have to curtail our operations, which may prevent us from successfully operating and expanding our business.

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For the years ended December 31, 2021 and 2020, we incurred a net loss of $17,270,703 and $1,940,401, respectively. We had stockholders’ equity of $4,205,435 as of December 31, 2021, and an accumulated deficit of $6,844,909 as of December 31, 2020. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

We may require significant additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We may not have sufficient capital to fund our future operations without significant additional capital investments. If adequate additional financing is not available on reasonable terms or at all, we may not be able to carry out our corporate strategy and we would be forced to modify our business plans (e.g., limit our growth, and/or decrease or eliminate capital expenditures), any of which may adversely affect our financial condition, results of operations and cash flow. Such reduction could materially adversely affect our business and our ability to compete.

We may need to undertake equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be adversely affected.

Our capital needs will depend on numerous factors, including, without limitation, our profitability, and the amount of our capital expenditures, including acquisitions. Moreover, the costs involved may exceed those originally contemplated. Failure to obtain intended economic benefits could adversely affect our business, financial condition and operating performances.

The cost of obtaining new cryptocurrency mining equipment is capital intensive, and may increase.

The cost of obtaining new cryptocurrency mining equipment is capital intensive, and may increase in the future. If we are unable to obtain adequate numbers of new and replacement miners at scale, we may not be able to mine cryptocurrency as efficiently or in similar amounts as our competition and, as a result, our business and financial results could suffer. The price of new miners may be linked to the market price of Bitcoin and other cryptocurrencies, and, our costs of obtaining new and replacement miners may increase, which may have a material and adverse effect on our financial condition and results of operations.

Our reliance on a third-party mining pool service provider for our mining revenue payouts may have a negative impact on our operations.

We receive cryptocurrency mining rewards from our mining activity through a third-party mining pool operator. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, used to generate each block. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction or other similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

Bitcoin is subject to halving; and will halve several times in the future and Bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

The primary currency for which we mine, Bitcoin, is subject to “halving,” which is the process by which the cryptocurrency reward for solving a block is cut in half. While Bitcoin prices have had a history of price fluctuations around the halving of their respective cryptocurrency rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. We plan to keep our operating costs low by, among other means, acquiring our own energy-producing assets and more efficient mining machines, but there can be no assurance that the price of Bitcoin will sufficiently increase upon the next halving to justify the increasingly high costs of mining for Bitcoin. If a corresponding and proportionate increase in the trading price of these cryptocurrencies does not follow these anticipated halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues. Our failure to manage growth can cause a disruption of our operations that may result in the failure to generate revenues at levels we expect.

In order to maximize potential growth, we may have to expand our operations. Such expansion will place a significant strain on our management and our operations. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our mining operating costs could outpace our mining revenues, which could materially impact our business.

Our mining operations expenses may increase in the future, and may not be offset by a corresponding increase in revenue. Our expenses may be greater than we anticipate, and our investments to make our business more efficient may not succeed and may outpace monetization efforts. Increases in our costs without a corresponding increase in our revenue would increase our losses and could have a material adverse effect on our business, results of operations and financial condition.

Insiders have substantial control over the Company, and they could delay or prevent a change in our corporate control even if our other stockholders want it to occur.

As of the date of this filing, our executive officers, and directors, collectively beneficially own approximately 90% of our outstanding shares of common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur. This may also limit your ability to influence the Company in other ways.

We rely on a small number of cryptocurrency mining equipment suppliers, and the loss of any supplier might significantly reduce our revenue and adversely affect our results of operations.

We rely on a small number of cryptocurrency mining equipment suppliers, which is essential to our cryptocurrency mining revenue. The loss of any or all of these suppliers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these suppliers will continue to supply us cryptocurrency mining equipment in the future.

We are exposed to credit risk on our prepayments to cryptocurrency mining equipment suppliers. This risk is heightened during periods when economic conditions worsen.

We have made prepayments to suppliers of cryptocurrency mining equipment, and there can be no assurance that we will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to secure adequate insurance, or any insurance at all, on our cryptocurrency mining equipment that are subject to physical and environmental damage.

Our miners and mobile data centers are located in areas where we may not be able to secure adequate insurance, or any insurance at all. Our miners and mobile data centers are subject to physical and environmental damage and any damage, including a complete loss, if it occurs without being adequately insured, or insured at all, could have a material adverse effect on our business, results of operations and financial condition.

Additionally, although we seek to control our insurance risk and costs, the premiums we pay to obtain insurance coverage have increased over time and are likely to continue to increase in the future. These increases in insurance premiums can occur unexpectedly and without regard to our efforts to limit them, and, because of these rising costs, we may not be able to obtain similar levels of insurance coverage on reasonable terms, or at all. If this occurs, we may choose or be forced to self-insure our assets, which could expose us to significant financial risk due to the high cost of new miners. If insurance costs become unacceptably high and we elect to self-insure, and we experience a significant casualty event resulting in the loss of some or all of our miners, we could be forced to expend significant capital resources to acquire new miners to replace those we lose.

Furthermore, if such casualty loss of our miners is not adequately covered by insurance and we do not have access to sufficient capital resources to acquire replacement miners, we may not be able to compete in our rapidly evolving and highly competitive industry, which could materially and adversely affect our financial condition and results of operations, and our business could suffer.

We may lose our private key to our digital wallet, causing a loss of all of our digital assets.

Digital assets, such as cryptocurrencies, are stored in a so-called “digital wallet”, which may be accessed to exchange a holder’s digital assets, and is controllable by the processor of both the public key and the private key relating to this digital wallet in which the digital assets are held, both of which are unique. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets, which are stored in the possession of certain of our officers. If the private key is lost, destroyed, or otherwise compromised, we may be unable to access our cryptocurrencies held in the related digital wallet which will essentially be lost. If the private key is acquired by a third party, then this third party may be able to gain access to our cryptocurrencies. Any loss of private keys relating to digital wallets used to store our cryptocurrencies could have a material adverse effect on our ability to continue as a going concern or could have a material adverse effect on our business, prospects, financial condition, and operating results.

The storage and custody of our Bitcoin assets and any other cryptocurrencies that we may potentially acquire or hold in the future are subject to cybersecurity breaches and adverse software events.

In addition to the risk of a private key loss to our digital wallet, see “—We may lose our private key to our digital wallet, destroying all of our digital assets,” the storage and custody of our digital assets could also be subject to cybersecurity breaches and adverse software events. In order to minimize risk, we plan to establish processes to manage wallets, or software programs where assets are held, that are associated with our cryptocurrency holdings.

A “hot wallet” refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access than wallets in “cold” storage, but they are also more susceptible to hackers and other technical vulnerabilities. “Cold storage” refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure than hot storage, but is not ideal for quick or regular transactions and we may experience lag time in our ability to respond to market fluctuations in the price of our digital assets.

We plan to hold the majority of our cryptocurrencies in cold storage to reduce the risk of malfeasance; however we may also use third-party custodial wallets and, from time to time, we may use hot wallets or rely on other options that may develop in the future. If we use a custodial wallet, there can be no assurance that such services will be more secure than cold storage or other alternatives. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict.

Regardless of the storage method, the risk of damage to or loss of our digital assets cannot be wholly eliminated. If our security procedures and protocols are ineffective and our cryptocurrency assets are compromised by cybercriminals, we may not have adequate recourse to recover our losses stemming from such compromise. A security breach could also harm our reputation. A resulting perception that our measures do not adequately protect our digital assets could have a material adverse effect on our business, prospects, financial condition, and operating results.

We are subject to risks associated with our need for significant power for our miners. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations.

Our Bitcoin mining operations have required significant amounts of power, and, as we continue to expand, we anticipate our demand for power will continue to grow. If we are unable to continue to obtain sufficient power to operate our miners on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments in new miners. There may be significant competition for suitable mine locations, and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision or electricity to mining operations. Additionally, our mining operations could be materially adversely affected by prolonged power outages. Our cryptocurrency mining operations require that our miners and mining equipment function without interruption. If we experience and any unplanned or prolonged outages that re not remediated in a timely manner, or at all, could disrupt our operations. Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a government restriction on electricity or a power outage. If we are unable to receive adequate power supply and are forced to reduce our operations due to the availability or cost of electrical power, it could have a material adverse effect on our business, results of operations and financial condition.

Interruptions to our internet access could disrupt our operations, which could adversely affect our business and results of operations.

Our cryptocurrency mining operations require access to high-speed internet to be successful. If we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. If this occurs, it could have a material adverse effect on our business, results of operations and financial condition.

Our reliance primarily on a single model of miner may subject our operations to increased risk.

We currently only use Bitmain Antminer type miners, if there are issues with those machines, such as a design flaw in the ASIC chips they employ, our entire system could be affected. Any system error or failure may significantly delay response times or even cause our system to fail. Any disruption in our ability to continue mining could result in lower yields and harm our reputation and business. Any exploitable weakness, flaw, or error common to Bitmain miners affects all our miners; therefore, if a defect or other flaw exists and is exploited, our entire mine could go offline simultaneously. Any interruption, delay or system failure could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to find suitable locations, or any locations at all, for our mobile data centers.

Our mobile data centers are located close to natural gas wellheads, and we may be forced to leave our current location, not be able to find suitable locations, or any locations at all, for our current and/or future mobile data centers. If this occurs it could have a material adverse effect on our business, results of operations and financial condition.

We depend on the services of a small number of key personnel, and may not be able to operate and grow our business effectively if we lose their services or are unable to attract qualified personnel in the future.

Our success depends in part upon the continued service of a small number of key personnel. They are critical to the overall management of our company, and our strategic direction. We rely heavily on them because they have substantial experience with our company and business strategies. Our ability to retain them is therefore very important to our future success. We have employment agreements with our key personnel, but these employment agreements do not ensure that they will not voluntarily terminate their employment with us. The loss of any key personnel would require the remaining key personnel to divert immediate attention to seeking a replacement. Competition for senior management personnel is intense, and our inability to find a suitable replacement for any departing key personnel in a timely basis could adversely affect our ability to operate and grow our business.

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

If any of our business partners or contracting counterparties fails to perform or terminates their agreement(s) with us for any reason, or if our business partners or contracting counterparties with which we have short-term agreements refuse to extend or renew the agreement or enter into a similar agreement, our ability to carry on operations may be impaired. In addition, we depend on the continued operation of our long-term business partners and contracting counterparties and on maintaining good relations with them. If one of our long-term partners or counterparties is unable (including as a result of bankruptcy or a liquidation proceeding) or unwilling to continue operating in the line of business that is the subject of our contract, we may not be able to obtain similar relationships and agreements on terms acceptable to us or at all. If a partner or counterparty fails to perform or terminates any of the agreements with us or discontinues operations, and we are unable to obtain similar relationships or agreements, such events could have an adverse effect on our operating results and financial condition.

Breaches of our data systems or unintended disclosure of data could result in large expenditures to repair or replace such systems, to remedy any security breaches and to protect us from similar events in the future.

Our infrastructure may be vulnerable to physical or electronic break-ins, computer viruses, or similar disruptive problems. In addition to shutdowns, our systems are subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information. Disruptions or security compromises of our systems could result in large expenditures to repair or replace such systems, to remedy any security breaches and protect us from similar events in the future. We also could be exposed to negligence claims or other legal proceedings, and we could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving lawsuits or claims. In addition, if we were to suffer damage to our reputation as a result of any system failure or security compromise, it could have a material adverse effect on our business, results of operations and financial condition.

We are exposed to risks associated with PCI compliance.

The PCI Data Security Standard (“PCI DSS”) is a specific set of comprehensive security standards required by credit card brands for enhancing payment account data security, including but not limited to requirements for security management, policies, procedures, network architecture, and software design. PCI DSS compliance is required in order to maintain credit card processing services. Compliance does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. Compliance is an ongoing effort and the requirements evolve as new threats are identified. In the event that we were to lose PCI DSS compliance status (or fail to renew compliance under a future version of the PCI DSS), we could be exposed to increased operating costs, fines and penalties and, in extreme circumstances, may have our credit card processing privileges revoked, which would have a material adverse effect on our business.

Our failure to comply with the terms contained in our loan agreements could result in an event of default that could adversely affect our financial condition and ability to operate our business as planned.

Our failure to comply with terms contained in our loan agreements in the future may adversely affect our ability to operate our business and we may not be able to continue operations as planned, implement our planned growth strategy, or react to opportunities for, or downturns in, our business.

Government regulations related to the Internet could increase our cost of doing business, affect our ability to grow or may otherwise negatively affect our business.

Governmental agencies and federal and state legislatures have adopted, and may continue to adopt, new laws and regulatory practices in response to the increasing use of the Internet and other online services. These new laws may be related to issues such as online privacy and data protection requirements, copyrights, trademarks and service mark, sales taxes, fair business practices, domain name ownership, and the requirement that our operating units register to do business as foreign entities or otherwise be licensed to do business in jurisdictions where they have no physical location or other presence. In addition, these new laws, regulations or interpretations relating to doing business through the Internet could increase our costs materially and adversely affect our revenue and results of operations.

Regulatory changes or actions may restrict the use of cryptocurrencies in a manner that adversely affects an investment in us.

As cryptocurrencies have grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, the Commission, FinCEN and the Federal Bureau of Investigation) have begun to examine cryptocurrencies. On March 9, 2022 President Biden signed an executive order on cryptocurrencies. While the executive order did not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability.

Digital assets currently face an uncertain regulatory landscape in not only the United States but also in such foreign jurisdictions as the European Union and China. While certain governments such as Germany, have issued guidance as to how to treat cryptocurrencies, most regulatory bodies have not issued specific policy determinations.

Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability, but such change could be substantial and adverse to us and could adversely affect an investment in us.

Unfavorable general economic conditions in the United States, Europe, Asia, or in other major markets could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States, Europe, Asia, or in one or more of our other major markets, could negatively affect demand for our services and our results of operations. Under difficult economic conditions, businesses may seek to reduce spending on our services, or shift away from our services to in-house alternatives.

We encounter competition in our business, and any failure to compete effectively could adversely affect our results of operations.

We anticipate that our competitors will continue to expand and aggressive expansion of our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

Acquisitions, joint ventures or similar strategic relationships may disrupt or otherwise have a material adverse effect on our business and financial results.

As part of our strategy, we may explore strategic acquisitions and combinations, or enter into joint ventures or similar strategic relationships. These transactions are subject to the following risks:

●	Acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;
●	We may not be able to integrate successfully the services, products, and personnel of any such transaction into our operations;
●	We may not derive the revenue improvements, cost savings and other intended benefits of any such transaction; and
●	There may be risks, exposures and liabilities of acquired entities or other third parties with whom we undertake a transaction, that may arise from such third parties’ activities prior to undertaking a transaction with us.

Acquisitions may result in significant impairment charges and may operate at losses. We can provide no assurance that future acquisitions, joint ventures or strategic relationships will be accretive to our business overall or will result in profitable operations.

The COVID-19 pandemic could negatively impact our future operations and results.

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the responses that we, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

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

Risks Relating to Ownership of Our Common Stock

The beneficial ownership by Mr. Paul L. Kessler, Executive Chairman of the Board, of our common stock and other convertible securities, will likely limit the ability of minority stockholders to influence corporate matters.

Mr. Paul L. Kessler, Executive Chairman of the Board, is the beneficial owner of a substantial amount of the issued and outstanding shares of the Company’s common stock, Series A Convertible Preferred Stock, stock options and warrants, and a secured convertible debenture, and beneficially owns approximately 81% of the shares of our Common Stock. As a result, Mr. Kessler has significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

Our common stock is quoted on the OTCQB, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our Common Stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCQB, which enhances the volatile nature of our equity.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood that orders for shares of our Common Stock will be executed, and current prices may differ significantly from the price that was quoted at the time of entry of the order.

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

Our common stock may be subject to significant price volatility which may have an adverse effect on your ability to liquidate your investment in our common stock.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of meaningful profits to date and uncertainty of future profits. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Our stock is thinly traded, so an investor may be unable to sell at or near ask prices or at all.

The shares of our Common Stock are traded on the OTCQB and are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a smaller reporting company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as is currently the case, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Currently, there is a limited public market for our securities, and there can be no assurances that any public market will ever develop and, even if developed, it is likely to be subject to significant price fluctuations.

We have a trading symbol for our common stock, namely ‘CRKR’. However, our stock has been thinly traded, if at all. Consequently, there can be no assurances as to whether:

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

We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained. If an active public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in our common stock.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our common stock.

Other factors which could cause volatility in the market price of our common stock include, but are not limited to:

●	actual or anticipated fluctuations in our financial condition and operating results or those of companies perceived to be similar to us;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	commercial success and market acceptance of blockchain, Bitcoin and other cryptocurrencies;
●	actions by our competitors, such as new business initiatives, acquisitions and divestitures;
●	strategic transactions undertaken by us;
●	integration of new businesses and opportunities into our existing business;
●	implementation of new technologies in the industry;
●	additions or departures of key personnel;
●	prevailing economic conditions;
●	sales of our common stock by our officers, directors or significant stockholders;
●	other actions taken by our stockholders;
●	future sales or issuances of equity or debt securities by us;
●	business disruptions caused by earthquakes, tornadoes or other natural disasters;
●	legal proceedings involving our company, our industry or both;
●	changes in market valuations of companies similar to ours;
●	the prospects of the industry in which we operate;
●	other risks, uncertainties and factors described in this Annual Report on Form 10-K.

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

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on your investment may be limited to increases in the market price of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment might only occur if the market price of our common stock appreciates.

Our board of directors has broad discretion to issue additional securities.

We are entitled under our certificate of incorporation to issue up to 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our preferred stock provide our board of directors’ broad authority to determine voting, dividend, conversion, and other rights. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our board may generally issue those common and preferred shares, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred shares we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

The exercise of outstanding options and warrants to purchase our common stock could substantially dilute your investment.

Under the terms of our outstanding options and warrants to purchase our common stock issued to employees and others, the holders are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of the options and/or warrants, could result in dilution in the interests of our other stockholders.

The market price of our common stock and the value of your investment could substantially decline if our warrants or options are exercised and our common stock is issued and resold into the market, or if a perception exists that a substantial number of shares will be issued upon exercise of our warrants and option and then resold into the market.

If the exercise prices of our warrants or options are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon exercise of our warrants and options, or even the perception that such sales could occur, could adversely affect the market price of our common stock. You could, therefore, experience a substantial decline in the value of your investment as a result of both the actual and potential exercise of our warrants or options.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business and stock price.

We produce our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. Further, Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting.

Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

Risks Related to the Price of Bitcoin

The trading price of shares of our Common Stock has appeared at times to have a correlation with the trading price of Bitcoin, which may be subject to pricing risks, including “bubble” type risks, and has historically been subject to wide swings.

Recently, the trading price of our common stock has appeared to have a correlation with the trading price of Bitcoin. Specifically, we have experienced adverse effects on our stock price when the value of Bitcoin has fallen, and we may experience similar outcomes if our stock price tracks the general status of that cryptocurrency. Furthermore, if the market for Bitcoin company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock could be subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of cryptocurrencies or blockchains generally, factors over which we have little or no influence or control.

We may face risks of Internet disruptions, which could have an adverse effect on the price of cryptocurrencies.

A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities. Generally, cryptocurrencies and our business of mining cryptocurrencies is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations until the disruption is resolved and have an adverse effect on the price of cryptocurrencies and our ability to mine cryptocurrencies.

The impact of geopolitical and economic events on the supply and demand for cryptocurrencies is uncertain.

Geopolitical crises may motivate large-scale purchases of Bitcoin and other cryptocurrencies, which could increase the price of Bitcoin and other cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

Acceptance and/or widespread use of cryptocurrency is uncertain.

There is a relatively limited use of any cryptocurrency in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions, process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in cryptocurrency. The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptance could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of Bitcoin or any other cryptocurrencies we mine or otherwise acquire or hold for our own account.

The markets for Bitcoin may be under-regulated and, as a result, the market price of Bitcoin may be subject to significant volatility or manipulation, which could decrease consumer confidence in cryptocurrencies and have a materially adverse effect on our business and results of operations.

Cryptocurrencies that are represented and trade on a ledger-based platform and those who hold them may not enjoy the same benefits as traditional securities available on trading markets and their investors. Stock exchanges have listing requirements and vet issuers, requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on a distributed ledger platform, depending on the platform’s controls and other policies. The more lax a distributed ledger platform is about vetting issuers of cryptocurrency assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of the ledger due to a control event. We believe that Bitcoin is not a security under federal and state law.

Bitcoin and other cryptocurrency market prices have historically been volatile, are impacted by a variety of factors, and are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, making their market prices more volatile or creating “bubble” type risks for both Bitcoin and shares of our Common Stock.

These factors may inhibit consumer trust in and market acceptance of cryptocurrencies as a means of exchange which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire

It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin, ether, or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which would adversely affect us.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, several countries continue taking regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these cryptocurrency assets or to exchange for fiat currency. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors.

Our cryptocurrencies may be subject to loss, theft or restriction on access.

There is a risk that some or all of our cryptocurrencies could be lost or stolen. Access to our cryptocurrency assets could also be restricted by cybercrime. Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings or the holdings of others held in those compromised wallets. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets. Such events could have a material adverse effect on our business.

Bitcoin has forked multiple times and additional forks may occur in the future which may affect the value of Bitcoin we hold or mine.

To the extent that a significant majority of users and mining companies on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. However, if less than a significant majority of users and mining companies on the cryptocurrency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel yet lacking interchangeability and necessitating exchange-type transaction to convert currencies between the two forks. Additionally, it may be unclear following a fork which fork represents the original cryptocurrency and which is the new cryptocurrency. Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of a cryptocurrency, blockchains with the greatest amount of hashing power contributed by miners or validators; or blockchains with the longest chain. A fork in the network of a particular cryptocurrency could adversely affect an investment in our securities or our ability to operate.

Since August 1, 2017, Bitcoin’s blockchain was forked multiple times creating alternative versions of the cryptocurrency such as Bitcoin Cash, Bitcoin Gold and Bitcoin SV. The forks resulted in a new blockchain being created with a shared history, and a new path forward. The value of the newly created versions including Bitcoin Cash, Bitcoin Gold and Bitcoin SV may or may not have value in the long run and may affect the price of Bitcoin if interest is shifted away from Bitcoin to the newly created cryptocurrencies. The value of Bitcoin after the creation of a fork is subject to many factors including the value of the fork product, market reaction to the creation of the fork product, and the occurrence of forks in the future. As such, the value of Bitcoin could be materially reduced if existing and future forks have a negative effect on Bitcoin’s value.

Incorrect or fraudulent cryptocurrency transactions may be irreversible.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent cryptocurrency transactions could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations of and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Cryptocurrencies, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.

Flaws in cryptocurrency codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred. Our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In December 2020, the Company started renting executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month. The executive office space is rented from Barlock Capital Management, LLC, a related party.

On April 18, 2020 the Company entered into a commercial lease for 3,200 square feet of warehouse space at 16142 Wyandotte Street, Van Nuys, California 91405. The monthly lease payment is approximately $3,900, with an approximate 2% escalation in rent per year. The term of the lease is for five years, expiring on May 1, 2025.

On October 22, 2021, the Company entered into an agreement with ANEC, a related party, where ANEC would: (i) allow the Company to moor a barge on the ANEC operations site with the Company’s mobile data center that houses cryptocurrency miners and a mobile turbine, and, (ii) supply natural gas to power a mobile turbine that produces electricity that, in turn, is used to power the miners. ANEC charges the Company for the amount of natural gas used based on the daily spot price of an unaffiliated third party, and a daily fee of $1,500 during the initial 90-day term, and $2,000 thereafter, for the use of their operations site to moor the barge. The agreement has an initial term of 90 days and continues on a month-to-month basis for 3 additional months. Either party may terminate the agreement at the end of the initial term, or at any time during the additional 3 months term by providing the other party 30-day notice. ANEC may terminate the agreement at any time under certain conditions.

Item 3. Legal Proceedings

We are involved in legal proceedings in the ordinary course of our business. Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Approximate Number of Holders of Common Stock

Our common stock is quoted on the OTCQB under the symbol “CRKR.” The following table sets forth, for the periods indicated, the reported high and low bid quotations for our common stock as reported on the OTCQB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	High Bid	Low Bid
Year Ended December 31, 2021:
First Quarter (January 1 – March 31)	$5.00	$0.61
Second Quarter (April 1 – June 30)	$4.33	$2.05
Third Quarter (July 1 – September 30)	$2.81	$1.45
Fourth Quarter (October 1 – December 31)	$3.90	$1.04

Year Ended December 31, 2020:
First Quarter (January 1 – March 31)	$4.40	$1.06
Second Quarter (April 1 – June 30)	$1.25	$0.20
Third Quarter (July 1 – September 30)	$1.50	$0.80
Fourth Quarter (October 1 – December 31)	$1.00	$0.55

As of December 31, 2021, according to the records of our transfer agent, we had 34 record holders of our common stock. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid dividends on our common stock and intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

We sold the securities described below within the past year which were not registered under the Securities Act.

We implemented a 1-for-20 reverse stock split of our outstanding shares of common stock that was effective on January 23, 2020. Unless otherwise noted, all share and related option, warrant, and convertible security information presented has been retroactively adjusted to reflect the reduced number of shares, and the increase in the share price which resulted from this action.

On March 24, 2021, the Company granted warrants to purchase shares the Company’s common stock to a consultant as follows: a warrant to purchase 300,000 shares with an exercise price of $1.00 per share, and a term of 5 years; and, in connection with the issuance of Series B preferred stock, a warrant to purchase 180,000 shares with an exercise price of $1.5278 per share, and term of 5 years.

On June 30, 2021, we issued 6,249 shares of our Series A preferred stock to Scott D. Kaufman, our Chief Executive Officer, for settlement of $62,490 of compensation payable to Mr. Kaufman under his employment agreement from April 1, 2021 through June 30, 2021. Each share of our Series A preferred stock is convertible into a number of shares of our Common Stock determined by dividing the aggregate stated value for the Series A preferred stock being converted (initially $10.00 per share, subject to adjustment as set forth in the currently effective Series A Certificate of Designation) by the then-applicable conversion price (initially $0.25 per share, and $0.175 as of December 31, 2021, subject to adjustment as set forth in the currently effective Series A Certificate of Designation). We issued the foregoing securities in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

On September 30, 2021, we issued 6,249 shares of our Series A preferred stock to Scott D. Kaufman, our Chief Executive Officer, for settlement of $62,490 of compensation payable to Mr. Kaufman under his employment agreement from July 1, 2021 through September 30, 2021. Each share of our Series A preferred stock is convertible into a number of shares of our Common Stock determined by dividing the aggregate stated value for the Series A preferred stock being converted (initially $10.00 per share, subject to adjustment as set forth in the currently effective Series A Certificate of Designation) by the then-applicable conversion price (initially $0.25 per share, and $0.175 as of December 31, 2021, subject to adjustment as set forth in the currently effective Series A Certificate of Designation). We issued the foregoing securities in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

On October 12, 2021, the Company granted certain directors warrants to purchase a total of 30,000 shares of the Company’s common stock with an exercise price of $1.50 per share, and a term of 3 years.

On October 20, 2021, the Company granted a director warrants to purchase 400,000 shares of the Company’s common stock with an exercise price of $1.50 per share, a term of 3 years, and vesting as follows: 20% upon execution of the Services Agreement; 20% on January 20, 2022; 20% on April 20, 2022; 20% on July 20, 2022; and 20% on October 20, 2022.

On October 31, 2021, the Company granted a consultant warrants to purchase 750,000 shares of the Company’s common stock with an exercise price of $1.50 per share, a term of 3 years, and vesting as follows: 40% upon execution of the Services Agreement; 20% on April 1, 2022; 20% on August 1, 2022; and 20% on December 1, 2022.

On December 1, 2021, the Company granted certain of its Directors and employees options to purchase a total of 7,000,000 of the Company’s common stock with an exercise price of $2.65 per share, a term of 5 years, and a shall vest upon a volume weighted average price (“VWAP”) of the Company’s common stock reaching the following targets: at such time as there is a VWAP equal to $2.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% of each Executive’s Options shall vest; at such time as there is a VWAP equal to $3.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% of each Executive’s Options shall vest; at such time as there is a VWAP equal to $3.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% of each Executive’s Options shall vest; and at such time as there is a VWAP equal to $4.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% of each Executive’s Options shall vest.

On December 31, 2021, we issued 6,250 shares of our Series A preferred stock to Scott D. Kaufman, our Chief Executive Officer, for settlement of $62,500 of compensation payable to Mr. Kaufman under his employment agreement from October 1, 2021 through December 31, 2021. In addition, on December 31, 2021 we issued 673 shares of our Series A preferred stock to Paul L. Kessler, our Executive Chairman, for settlement of $6,730 of compensation payable to Mr. Kessler under his employment agreement from December 23, 2021 through December 31, 2021. Each share of our Series A preferred stock is convertible into a number of shares of our Common Stock determined by dividing the aggregate stated value for the Series A preferred stock being converted (initially $10.00 per share, subject to adjustment as set forth in the currently effective Series A Certificate of Designation) by the then-applicable conversion price (initially $0.25 per share, and $0.175 as of December 31, 2021, subject to adjustment as set forth in the currently effective Series A Certificate of Designation). We issued the foregoing securities in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

On January 1, 2022, the Company granted warrants to purchase shares the Company’s common stock to a consultant in connection with the issuance of Series C preferred stock as follows: a warrant to purchase 400,000 shares with an exercise price of $1.50 per share, and a term of 5 years; a warrant to purchase 250,000 shares with an exercise price of $2.50 per share, and term of 5 years; and a warrant to purchase 250,000 shares with an exercise price of $2.75 per share, and term of 5 years.

On January 1, 2022, the Company granted an officer 7,722 shares Series A preferred stock for settlement of $77,216 in compensation under his employment agreement for services provided through March 31, 2022.

On January 25, 2022, the Company granted an officer 30,000 shares of common stock as compensation under his employment agreement for services provided through December 31, 2021.

Item 6. [Reserved]

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

Company Overview

Creek Road Miners, Inc. (formerly known as Wizard Brands, Inc., Wizard Entertainment, Inc., Wizard World, Inc., and GoEnergy, Inc.) was incorporated in Delaware on May 2, 2001. Prior to Cryptocurrency mining operations that began in October 2021, the Company produced live and virtual pop culture conventions and events, and sold a gelatin machine and related consumables (known collectively as “legacy operations”). All legacy operations were discontinued during 2021. The Company operates an eCommerce site selling pop culture memorabilia and will evaluate whether to continue the eCommerce operations in 2022.

On August 6, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) with Informa Pop Culture Events, Inc., a Delaware corporation (“Informa”). Pursuant to the Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, we sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

Cryptocurrency Mining

We currently generate substantially all our revenue through cryptocurrency we earn through our mining activities, which we may strategically hold or sell at beneficial prices and times. We currently mine and hold Bitcoin exclusively and do not have the intention of mining any other cryptocurrencies in the near future. While we plan to hold our mined Bitcoin until the next halving event (expected to occur around March 2024), we may sell the Bitcoin we mine as necessary for operations or as dictated by market conditions. Our mining operations commenced on October 24, 2021. We use special cryptocurrency mining computers (known as “miners”) to solve complex cryptographic algorithms to support the Bitcoin blockchain and, in return, receive Bitcoin as our reward. Miners measure their processing power, which is known as “hashing” power, in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” We participate in Mining Pools (“mining pool(s)”) that pool the resources of groups of miners and split cryptocurrency rewards earned according to the “hashing” capacity each miner contributes to the mining pool.

Mining Equipment

All of the miners we operate were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. In October 2021 we put 156 Bitmain S19J Pro miners into production, and added another 84 into production in December 2021. As of December 31, 2021, we had 240 miners with 24 Ph/s of hashing capacity in production, and had deposits for an additional 1,140 miners with 135.3 Ph/s hashing capacity to be delivered in 2022 as follows:

●	270 Bitmain S19 (90 Th/s per miner, total 24.3 Ph/s hashing capacity) delivery expected March 2022
●	270 Bitmain S19J Pro (100 Th/s per miner, total 27 Ph/s hashing capacity) delivery expected May 2022
●	600 Bitmain S19XP (140 Th/s per miner, total 84 Ph/s hashing capacity) delivery expected July through December 2022

After the delivery of the miners above we will have a total of 1,380 miners with 159.3 Ph/s of hashing capacity.

The purchase commitments for the miners total approximately $11.5 million, of which $7,089,000 was paid as a deposit during the year ending December 31. 2021. The remaining commitments of approximately $4.4 million are anticipated to be paid monthly from the proceeds of the sale of earned Bitcoin during the year ending December 31, 2022 or, if necessary or advisable, with earned Bitcoin to the extent that if the vendor accepts Bitcoin as a form of payment or from additional capital raising, which may be debt or equity, or a combination thereof pursuant to a private or public offering, with the last payment scheduled to occur on November 10, 2022.

Mobile Data Centers

We utilize mobile data centers to house our miners. Our mobile data centers are located close to natural gas wellheads. We use natural gas to power a mobile turbine that produces electricity that, in turn, is used to power our miners.

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance December 31, 2020	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,803
Mining pool operating fees	(0.1)	(7,396)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,655

Factors Affecting Profitability

Our business is heavily dependent on the market price of Bitcoin. The prices of cryptocurrencies, specifically Bitcoin, have experienced substantial volatility. Further affecting the industry, and particularly for the Bitcoin blockchain, the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving”. For Bitcoin the reward was initially set at 50 Bitcoin currency rewards per block. The Bitcoin blockchain has undergone halving three times since its inception as follows: (1) on November 28, 2012 at block 210,000; (2) on July 9, 2016 at block 420,000; and (3) on May 11, 2020 at block 630,000, when the reward was reduced to its current level of 6.25 Bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur in March 2024 at block 840,000, when the reward will be reduced to 3.125 Bitcoin per block. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million and the theoretical supply of new Bitcoin is exhausted. Many factors influence the price of Bitcoin, and potential increases or decreases in prices in advance of, or following, a future halving is unknown.

While we currently plan to hold our mined Bitcoin until the next halving event, we may use or sell our Bitcoin as necessary for operations or as dictated by market conditions.

Competition

Our business environment is constantly evolving, and cryptocurrency miners can range from individuals to large-scale commercial mining operations. We compete with other companies that focus all or a portion of their activities on mining activities at scale, including several public and private companies. We face significant competition in every aspect of our business, including, but not limited to, the acquisition of mining equipment, the ability to raise capital, and the ability to obtain the lowest cost energy to power our mining operations.

Government Regulation

Cryptocurrency is increasingly becoming subject to governmental regulation, both in the U.S. and internationally. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Numerous regulatory bodies have shown an interest in regulating blockchain or cryptocurrency activities. For example, on March 9, 2022 President Biden signed an executive order on cryptocurrencies. While the executive order does not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws and regulation which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

Strategic Initiatives

Our objective is to mine and hold select cryptocurrencies. We seek to own multiple oil and natural gas producing assets, utilize the natural gas to power environmentally friendly, state of the art cryptocurrency mining facilities. By directing income from oil and excess natural gas sales to cover operating expenses we will have the opportunity to retain our mined cryptocurrencies as assets.

COVID-19

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the responses that we, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on our customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of our financial statements, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with an original maturity of three months or less. In all periods presented, cash equivalents consist primarily of money market funds.

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied. A fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of December 31, 2021 or 2020 under these requirements. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties typically cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. However, in the case of the secured convertible debentures due to related parties, the Company obtained a fairness opinion from an independent third party which supports that the transaction was carried out at an arm’s length basis.

Cryptocurrency

Cryptocurrency (Bitcoin) is included in current assets in the accompanying consolidated balance sheets. The classification of cryptocurrencies as a current asset has been made after the Company’s consideration of the significant consistent daily trading volume on readily available cryptocurrency exchanges and the absence of limitations or restrictions on Company’s ability to sell Bitcoin. Cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below. Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Cryptocurrencies awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows.

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

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3 to 9 years. Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.

Revenue Recognition

We account for revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We apply the following five steps in order to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

The Company has entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues), for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the market rate of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Cryptocurrency Mining Costs

The Company’s cryptocurrency mining costs consist primarily of direct costs of earning Bitcoin related to mining operations, including mining pool fees, natural gas costs, turbine rental costs, and mobile data center rental costs, but exclude depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations.

Reverse Stock Split

We implemented a 1-for-20 reverse stock split of our outstanding shares of common stock that was effective on January 23, 2020. Unless otherwise noted, all share and related option, warrant, and convertible security information presented has been retroactively adjusted to reflect the reduced number of shares, and the increase in the share price which resulted from this action.

Stock-Based Compensation

We periodically issue stock options, warrants and restricted stock to employees and non-employees for services, in capital raising transactions, and for financing costs. We account for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. We estimate the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. We estimate the fair value of restricted stock awards to employees and directors using the market price of our common stock on the date of grant, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations.

Income taxes

We account for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Discontinued Operations

On August 6, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) with Informa Pop Culture Events, Inc., a Delaware corporation (“Informa”). Pursuant to the Agreement, Creek Road Miners Corp (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, we sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the years ending December 31, 2021 and 2020, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the years ending December 31, 2021 and 2020, are classified as discontinued operations.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020	$ Change	% Change

Revenue:
Cryptocurrency mining	$369,804	$—	$369,804	—%
eCommerce	437,773	412,325	25,448	6%
Total revenue	807,577	412,325	395,252	96%

Operating costs and expenses:
Cryptocurrency mining costs	281,790	—	281,790	—%
eCommerce costs	319,490	206,163	113,327	55%
Depreciation and amortization	112,512	24,724	87,788	355%
Stock based compensation	12,338,424	407,952	11,930,472	2,924%
General and administrative	5,782,686	2,048,183	3,734,503	182%
Impairment of mined cryptocurrency	59,752	—	59,752	—%
Total operating expenses	18,894,654	2,687,022	16,207,633	603%

Loss from operations	(18,087,077)	(2,274,697)	(15,812,381)	(695)%

Other income (expense):
PPP loan forgiveness	183,567	—	183,567	—%
Interest expense	(1,175,217)	(637,044)	(538,173)	(84)%
Other income	—	10,000	(10,000)	(100)%
Total other income (expense)	(991,650)	(627,044)	(364,606)	(58)%
Net loss from continuing operations	(19,078,727)	(2,901,741)	(16,176,986)	(557)%

Discontinued operations:
Income (loss) from discontinued operations	(45,145)	961,340	(1,006,485)	(105)%
Gain from sale of discontinued operations	1,853,169	—	1,853,169	—%
Net income from discontinued operations	1,808,024	961,340	846,684	88%
Net loss	$(17,270,703)	$(1,940,401)	$(15,330,302)	(790)%

Revenue

	Years Ended December 31,
	2021	2020	$ Change	% Change
Revenue:
Cryptocurrency mining	$369,804	$—	$369,804	—%
eCommerce	437,773	412,325	25,448	6%
Total revenue	807,577	412,325	395,252	96%

Total revenue increased $395,252, or 96%, for the year ended December 31, 2021 compared to the prior year, due to the following:

Category	Change		Key Drivers
Cryptocurrency mining	↑	$369,804	Cryptocurrency mining operations did not begin until October 2021
eCommerce	↑	$25,448	Greater order volume

Operating Costs and Expenses

	Years Ended December 31,
	2021	2020	$ Change	% Change
Operating Costs and Expenses:
Cryptocurrency mining costs	281,790	—	281,790	—%
eCommerce costs	319,490	206,163	113,327	55%
Depreciation and amortization	112,512	24,724	87,788	355%
Stock based compensation	12,338,424	407,952	11,930,472	2,924%
General and administrative	5,782,686	2,048,183	3,734,503	182%
Impairment of mined cryptocurrency	59,752	—	59,752	—%
Total operating expenses	18,894,654	2,687,022	16,207,632	603%

Our operating costs and expenses increased $16,207,632, or 603%, for the year ended December 31, 2021 compared to the prior year, due to the following:

Category	Change		Key Drivers
Cryptocurrency mining costs	↑	$281,790	Cryptocurrency mining operations did not begin until October 2021
eCommerce costs	↑	$113,327	Greater order volume
Depreciation and amortization	↑	$87,788	Addition of cryptocurrency mining equipment
Stock based compensation	↑	$11,930,472	Increased issuances of stock options and warrants
General and administrative	↑	$3,734,503	Primarily greater marketing and consulting expenses.
Impairment of cryptocurrency	↑	$59,752	Cryptocurrency mining operations did not begin until October 2021

Net Income (Loss)

	Year Ended December 31,
	2021	2020	$ Change	% Change
Net Income (Loss):
Net loss from continuing operations	$(19,078,727)	$(2,901,741)	$(16,176,986)	(557)%
Net income from discontinued operations	1,808,024	961,340	846,684	88%
Total net loss	$(17,270,703)	$(1,940,401)	$(15,330,302)	(790)%

Net loss from continuing operations increased $16,176,986 or 557%, for the year ended December 31, 2021 compared to the prior year, primarily due to increased operating costs and expenses as described above.

Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $19,078,727, and $2,901,741, for the years ended December 31, 2021 and 2020, respectively. On December 31, 2021, we had cash and cash equivalents of approximately $2.7 million and working capital of approximately $4.8 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern. However, the Company believes that the effects of the sale of its legacy operations during 2021, and the entrance into cryptocurrency mining operations that began in October 2021, will guide the Company in a positive direction as we continue to strive to attain profitability.

Additionally, if necessary, management believes that both related parties (management and members of the Board of Directors of the Company) and potential external sources of debt and/or equity financing may be obtained based on management’s history of being able to raise capital from both internal and external sources. However, although there have been recent external source financings, there is no absolute certainty that any such external source or related-party financing can be obtained in the future. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to obtain debt and/or equity financing, generate sufficient revenue, and control costs, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to obtain debt and/or equity financing, generate sufficient revenues, and to control operating expenses.

Liquidity and Capital Resources

	Years Ended December 31,
	2021	2020
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(6,969,723)	$(1,070,718)
Net cash used in investing activities	(9,928,726)	(156,733)
Net cash provided by financing activities	17,785,933	347,500
Net increase (decrease) in cash and cash equivalents	887,484	(879,951)
Cash and cash equivalents, beginning of period	1,897,703	2,777,654
Cash and cash equivalents, end of period	$2,785,187	$1,897,703

Liquidity

As of December 31, 2021, we had cash and cash equivalents of $2,785,187, compared to $1,897,703 as of December 31, 2020, an increase of $887,484. This increase was primarily due to cash provided by financing activities, and partially offset by cash used in operating and investing activities.

Operating Activities

Net cash used in operating activities was $6,969,723 for the year ended December 31, 2021 and resulted primarily from a net loss of $17,270,703, an adjustment for the gain on sale of discontinued operations of $1,853,169, a decrease in liabilities associated with discontinued operations of $1,228,911, and partially offset by stock based compensation of $12,585,009.

Net cash used in operating activities was $1,070,718 for the year ended December 31, 2020 and resulted primarily from a net loss of $1,940,401, partially offset by a decrease in accounts payable and accrued expenses of $1,100,458.

Investing Activities

Net cash used in investing activities was $9,928,726 for the year ended December 31, 2021 and resulted primarily from deposits on mining equipment of $7,613,230, and the purchase of property and equipment, specifically mining equipment, of $2,315,496.

During the year ended December 31, 2021, the Company entered into purchase agreements with mining equipment suppliers for the acquisition of the mining equipment to be shipped and delivered during 2022 as presented below:

●	270 Bitmain S19 (90 Th/s per miner, total 24.3 Ph/s hashing capacity) delivery expected March 2022
●	270 Bitmain S19J Pro (100 Th/s per miner, total 27 Ph/s hashing capacity) delivery expected May 2022
●	600 Bitmain S19XP (140 Th/s per miner, total 84 Ph/s hashing capacity) delivery expected July through December 2022

The purchase commitment for these new miners totals approximately $11.5 million, including $7,089,000 paid as deposits during the year ending December 31. 2021, and the remaining $4.4 million due to be paid monthly from the proceeds of the sale of earned Bitcoin during the year ending December 31, 2022 or, if necessary or advisable, with earned Bitcoin to the extent that if the vendor accepts Bitcoin as a form of payment or from additional capital raising, which may be debt or equity, or a combination thereof pursuant to a private or public offering, with the last payment scheduled to occur on November 10, 2022.

Net cash used in investing activities was $156,733 for the year ended December 31, 2020 and resulted primarily from the purchase of intangible assets of $132,000.

Financing Activities

Net cash provided by financing activities was $17,785,933 for the year ended December 31, 2021 and resulted primarily from proceeds from the issuance of common and preferred stock and warrants, net of approximately $16 million, and from proceeds from of the sale of discontinued operations of $1.5 million.

Net cash provided by financing activities was $347,500 for the year ended December 31, 2020 and resulted from the proceeds of PPP/SBA loans.

Working Capital (Deficit)

The following table summarizes total current assets, liabilities, and working capital for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Increase/(Decrease)
Current assets	$10,827,973	$2,217,448	$8,610,525
Current liabilities	$6,039,311	$7,065,862	$(1,026,551)
Working capital (deficit)	$4,788,662	$(4,848,585)	$9,637,247

As of December 31, 2021, we had working capital of $4,788,662, compared to a working capital deficit of $4,848,414 as of December 31, 2020, an increase of 9,637,247. The increase was primarily due to an increase in deposits on mining equipment, property and equipment, specifically mining equipment, and cash, and a decrease in liabilities associated with discontinued operations.

Non-U.S. GAAP Measure – Adjusted EBITDA

In addition to our U.S. GAAP results, we present Adjusted EBITDA as a supplemental measure of our performance. However, Adjusted EBITDA is not a recognized measurement under U.S. GAAP and should not be considered as an alternative to net income, income from operations or any other performance measure derived in accordance with U.S. GAAP or as an alternative to cash flow from operating activities as a measure of liquidity. We define Adjusted EBITDA as net income (loss), plus interest expense, other income (expense), provision for income taxes, depreciation and amortization, stock-based compensation, income from discontinued operations, and gain on sale of discontinued operations. Management considers our core operating performance to be that which our managers can affect in any particular period through their management of the resources that affect our underlying revenue and profit generating operations that period. Non-U.S. GAAP adjustments to our results prepared in accordance with U.S. GAAP are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the year ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	$ Change
Net loss	$(17,270,703)	$(1,940,401)	$(15,330,302)
Add (deduct):
Other income (expense)	991,650	627,044	364,606
Depreciation and amortization	112,512	24,724	87,788
Stock based compensation	12,338,424	407,952	11,930,472
Net income from discontinued operations	(1,808,024)	(961,340)	(846,684)
Adjusted EBITDA	$(5,636,141)	$(1,842,021)	$(3,794,120)

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA in developing our internal budgets, forecasts and strategic plan; in analyzing the effectiveness of our business strategies in evaluating potential acquisitions; and in making compensation decisions and in communications with our board of directors concerning our financial performance. Adjusted EBITDA has limitations as an analytical tool, which includes, among others, the following:

●	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debts; and

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 3 to our Consolidated Financial Statements appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

maughansullivanllc

A CERTIFIED PUBLIC ACCOUNTING FIRM

PCAOB REGISTERED

www.maughansullivanllc.com

To the Stockholders and the Board of Directors

of Creek Road Miners, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Creek Road Miners, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, of stockholders’ equity, and of cash flows for each of the two years in period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the Accounting for and Disclosure of Cryptocurrency Assets

The focus of the Company’s business operations is exclusively mining Bitcoin cryptocurrency. The Bitcoin earned from its mining activities are presented on the balance sheet as a current asset at the fair market value as of December 31, 2021, which was approximately $302,000. The Company’s management has exercised significant judgment in their determination of how existing accounting principles generally accepted in the United States of America (“GAAP”) should be applied to the accounting for its cryptocurrency held, the presentation in the financial statements and the disclosures in the accompanying footnotes.

We identified the accounting for and disclosure of cryptocurrency assets as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the existence and rights and obligations of cryptocurrency assets. Our audit efforts involved researching accounting and disclosures by other companies in the industry, consultation with other subject matter experts and researching authoritative literature and standards.

We performed the following procedures (not all inclusive) to address this critical audit matter:

●	Evaluated management’s significant judgment to account for cryptocurrency held as a current asset on the balance sheet;
●	Evaluated management’s disclosures of its cryptocurrency activity in the notes to the financial statements;
●	Examined the Company’s process for determining impairment to its cryptocurrency;
●	Examined management’s process for recording cryptocurrency earned from its mining activities as a current asset on the balance sheet.

Evaluation of the Accounting for and Disclosure of Cryptocurrency Mining Revenue Recognized

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, as disclosed in Note 3. “The Company has entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues) for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.”

During the year ended December 31, 2021, the Company recognized net revenue from cryptocurrency mining of $369,804. The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for and disclosure of cryptocurrency mining revenue recognized.

We identified the accounting for and disclosure of cryptocurrency mining revenue recognized as a critical audit matter due to the complexities involved in auditing completeness and occurrence of the revenue recognized by the Company.

We performed the following procedures (not all inclusive) to address this critical audit matter:

●	Evaluated management’s disclosures of its cryptocurrency activity in the financial footnotes;
●	Compared the Company’s digital cold storage wallet records to available blockchain records publicly available;
●	Evaluated management’s decision to apply ASC 606 to account for and record its cryptocurrency awards earned in the mining pool;
●	Tested supporting documentation for the valuation of cryptocurrency awards earned;
●	Performed substantive procedures to determine completeness and occurrence of cryptocurrency assets earned from the Company’s mining activities.

/s/ MaughanSullivan LLC

We have served as the Company’s auditor since 2017.
Manchester, VT
March 31, 2022 PCAOB Firm Number 366

PO Box 347
114 Cemetery Ave	2732 E Water Vista Way	701 Brickell Ave., Ste. 1550	48 Wall Street, 11th Floor
Manchester, VT 05254	Sandy, UT 84093	Miami, FL 33131	New York, NY 10005
802.768.8521	801-910.4221	305.728.5183 t	305.728.5183 t
linda@maughansullivanllc.com	heber@maughansullivanllc.com	305.728.5288 f	305.728.5288 f

Creek Road Miners, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,785,188	$1,897,703
Accounts receivable, (no allowance for doubtful accounts)	427	33,452
Prepaid expenses	107,749	53,312
Deposits on mining equipment	7,613,230	—
Inventory	18,725	—
Cryptocurrency	302,654	—
Current assets associated with discontinued operations	—	233,018
Total current assets	10,827,973	2,217,485

Other assets:
Property and equipment, net of accumulated depreciation of $89,136 and $489,276, respectively	2,226,360	9,818
Right of use asset, net of accumulated amortization of $299,583 and $182,846 respectively	127,335	244,074
Deposits and other assets	18,201	18,303
Assets associated with discontinued operations	—	180,683
Total assets	$13,199,869	$2,670,363

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$801,747	$599,459
Accrued interest and expenses – related parties	2,231,558	1,617,586
Lease liability, current portion	33,977	108,718
Secured convertible debenture – related party	2,500,000	2,500,000
Current liabilities associated with discontinued operations	472,029	2,240,099
Total current liabilities	6,039,311	7,065,862

Non-current liabilities:
Lease liability, long term portion	101,116	137,694
Secured convertible debenture – related party, net of unamortized debt discount of $0 and $535,784, respectively	2,500,000	1,964,216
SBA/PPP loans payable	361,595	347,500
Total non-current liabilities	2,962,711	2,449,410
Total liabilities	9,002,022	9,515,272

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock; 5,000,000 shares authorized:
Series A convertible preferred stock; $0.0001 par value; 500,000 shares authorized; 223,964 and 173,993 shares issued and outstanding, respectively	22	17
Series B convertible preferred stock; $0.0001 par value; 20,000 shares authorized; 3,720 and 0 shares issued and outstanding, respectively	—	—
Series C convertible preferred stock; $0.0001 par value; 15,000 shares authorized; 7,880 and 0 shares issued and outstanding, respectively	1	—
Common stock; $0.0001 par value; 100,000,000 shares authorized; 8,191,382 and 3,506,752 shares issued and outstanding, respectively	819	351
Additional paid-in capital	51,506,854	23,206,367
Accumulated deficit	(47,309,849)	(30,039,146)
Non-controlling interest	—	(12,498)
Total stockholders’ equity (deficit)	4,197,847	(6,844,909)
Total liabilities and stockholders’ equity (deficit)	$13,199,869	$2,670,363

See notes to consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended
	December 31,
	2021	2020
Revenue:
Cryptocurrency mining	$369,804	$—
eCommerce	437,773	412,325
Total revenue	807,577	412,325

Operating costs and expenses:
Cryptocurrency mining costs	281,790	—
eCommerce costs	319,490	206,163
Depreciation and amortization	112,512	24,724
Stock based compensation	12,338,424	407,952
General and administrative	5,782,686	2,048,183
Impairment of mined cryptocurrency	59,752	-
Total operating expenses	18,894,654	2,687,022
Loss from operations	(18,087,077)	(2,274,697)

Other income (expense):
PPP loan forgiveness	183,567	—
Interest expense	(1,175,217)	(637,044)
Other income	—	10,000
Total other income (expense)	(991,650)	(627,044)

Loss from operations before provision for income taxes	(19,078,727)	(2,901,741)
Provision for income taxes	—	—
Loss from continuing operations	(19,078,727)	(2,901,741)

Discontinued operations:
Income (loss) from discontinued operations	(45,145)	961,340
Gain on sale of discontinued operations	1,853,169	—
Net income from discontinued operations	1,808,024	961,340

Net loss	$(17,270,703)	$(1,940,401)

Dividends on preferred stock	(372,325)	(85,792)
Earnings attributable to common stockholders	$(17,643,028)	$(2,026,193)

Earnings (loss) per common share:
Earnings (loss) per share from continuing operations, basic and diluted	$(4.09)	$(0.85)
Earnings per share from discontinued operations, basic and diluted	$0.38	$0.27
Earnings (loss) per share, basic and diluted	$(3.71)	$(0.58)
Weighted average common shares outstanding, basic and diluted	4,755,244	3,506,752

See notes to consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2021 and 2020

	Preferred Stock Par value $0.0001		Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2019	288,488	$29	-	$-	-	$-	-	$-	3,506,752	$351	$21,854,134	$(28,098,745)	$(12,498)	$(6,256,729)

Stock based compensation			-	-	-	-	-	-	-	-	407,852	-	-	407,852
Cancellation of preferred stock	(288,488)	(29)	-	-	-	-	-	-	-	-	(709,553)	-	-	(709,582)
Issuance of series A preferred stock to settle accrued liabilities	-	-	173,993	17	-	-	-	-	-	-	1,739,726	-	-	1,739,743
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	-	-	(85,792)	-	-	(85,792)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,940,401)	-	(1,940,401)
Balance, December 31, 2020	-	$-	173,993	$17	-	$-	-	$-	3,506,752	$351	$23,206,367	$(30,039,146)	$(12,498)	$(6,844,909)

Stock based compensation			-	-	-	-	-	-	-	-	9,726,950	-	-	9,726,950
Warrants issued for services			-	-	-	-	-	-	-	-	2,270,015	-	-	2,270,015
Exercise of stock options			-	-	-	-	-	-	302,644	30	50,595	-	-	50,625
Issuance of series A preferred stock to settle accrued liabilities and compensation			58,721	6	-	-	-	-	-	-	588,044	-	-	588,050
Issuance of common stock and warrants, net			-	-	-	-	-	-	2,933,340	293	3,924,757	-	-	3,925,050
Issuance of series B preferred stock and warrants, net			-	-	5,000	-	-	-	-	-	4,378,995	-	-	4,378,995
Issuance of series C preferred stock and warrants, net			-	-	-	-	7,880	1	-	-	7,733,600	-	-	7,733,601
Conversion of series A preferred stock to common			(8,750)	(1)	-	-	-	-	500,000	50	(49)	-	-	-
Conversion of series B preferred stock to common			-	-	(1,280)	-	-	-	948,646	95	(95)	-	-	-
Dividend on Series A preferred stock			-	-	-	-	-	-	-	-	(254,322)	-	-	(254,322)
Dividend on Series B preferred stock			-	-	-	-	-	-	-	-	(118,003)	-	-	(118,003)
Write-off of non-controlling interest			-	-	-	-	-	-	-	-	-	-	12,498	12,498
Net loss			-		-	-	-	-	-	-	-	(17,270,703)	-	(17,270,703)
Balance, December 31, 2021			223,964	$22	3,720	$-	7,880	$1	8,191,382	$819	$51,506,854	$(47,309,849)	$-	$4,197,847

See notes to consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(17,270,703)	$(1,940,401)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain from sale of discontinued operations	(1,853,169)	—
Depreciation and amortization	112,512	24,336
Accretion of debt discount	535,784	34,952
Amortization of lease right	5,423	(109)
Stock based compensation	12,585,008	407,852
Impairment of cryptocurrency	59,752	—
PPP loan forgiveness	(183,567)	—
Changes in operating assets and liabilities:
Accounts receivable	33,025	(33,339)
Prepaid expenses	(54,435)	374,464
Inventory	(18,725)	(220,641)
Cryptocurrency, net of mining fees	(302,654)	—
Current assets associated with discontinued operations	233,018	—
Security deposits	102	(8,895)
Assets associated with discontinued operations	180,683	—
Accounts payable and accrued expenses	569,459	1,100,458
Accrued and unpaid dividends on preferred stock	(372,325)	—
Liabilities associated with discontinued operations	(1,228,911)	(809,395)
Net cash used in operating activities	(6,969,723)	(1,070,718)

Cash flow from investing activities:
Purchase of intangibles	—	(132,000)
Deposits on mining equipment	(7,613,230)	—
Purchase of property and equipment	(2,315,496)	(24,733)
Net cash used in investing activities	(9,928,726)	(156,733)

Cash flow from financing activities:
Proceeds from the issuance of common stock and warrants, net	3,925,050	—
Proceeds from the issuance of series B preferred stock and warrants, net	4,378,995	—
Proceeds from the issuance of series C preferred stock and warrants, net	7,733,601	—
Proceeds from the exercise of stock options	50,625	—
Proceeds from SBA/PPP loans payable	197,662	347,500
Proceeds from the sale of discontinued operations	1,500,000	—
Net cash provided by financing activities	17,785,933	347,500

Net increase in cash and cash equivalents	887,484	(879,951)
Cash and cash equivalents, beginning of period	1,897,703	2,777,654
Cash and cash equivalents, end of period	$2,785,187	$1,897,703

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosures of noncash investing and financing activity:
Issuance of series A preferred stock to settle accrued liabilities and compensation	$588,044	$1,030,173
Dividends on preferred stock	$372,325	$85,792
Right of use assets obtained in exchange for lease obligations	$—	$173,938
Conversion of preferred stock to common stock	$145	$—

See notes to consolidated financial statements

CREEK ROAD MINERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

Note 1. Organization, Nature of Business and Basis of Presentation

Organization

Creek Road Miners, Inc. (formerly known as Wizard Brands, Inc., Wizard Entertainment, Inc., Wizard World, Inc., and GoEnergy, Inc.) was incorporated in Delaware on May 2, 2001. Prior to Cryptocurrency mining operations that began in October 2021, the Company produced live and virtual pop culture conventions and events and sold a gelatin machine and related consumables (known collectively as “legacy operations”). All legacy operations were discontinued during 2021. The Company operates an eCommerce site selling pop culture memorabilia and will evaluate whether to continue the eCommerce operations in 2022.

On August 6, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) with Informa Pop Culture Events, Inc., a Delaware corporation (“Informa”). Pursuant to the Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, we sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

Nature of Business

Cryptocurrency Mining

We currently generate substantially all our revenue through cryptocurrency we earn through our mining activities, which we may strategically hold or sell at beneficial prices and times. We currently mine and hold Bitcoin exclusively and do not have the intention of mining any other cryptocurrencies in the near future. While we plan to hold our mined Bitcoin until the next halving event (expected to occur around March 2024), we may sell the Bitcoin we mine as necessary for operations or as dictated by market conditions. Our mining operations commenced on October 24, 2021. We use special cryptocurrency mining computers (known as “miners”) to solve complex cryptographic algorithms to support the Bitcoin blockchain and, in return, receive Bitcoin as our reward. Miners measure their processing power, which is known as “hashing” power, in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” We participate in Mining Pools (“mining pool(s)”) that pool the resources of groups of miners and split cryptocurrency rewards earned according to the “hashing” capacity each miner contributes to the mining pool.

Mining Equipment

All of the miners we operate were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. In October 2021 we put 156 Bitmain S19J Pro miners into production, and added another 84 into production in December 2021. As of December 31, 2021, we had 240 miners with 24 Ph/s of hashing capacity in production, and had deposits for an additional 1,140 miners with 135.3 Ph/s hashing capacity to be delivered in 2022 as follows:

●	270 Bitmain S19 (90 Th/s per miner, total 24.3 Ph/s hashing capacity) delivery expected March 2022
●	270 Bitmain S19J Pro (100 Th/s per miner, total 27 Ph/s hashing capacity) delivery expected May 2022
●	600 Bitmain S19XP (140 Th/s per miner, total 84 Ph/s hashing capacity) delivery expected July through December 2022

After the delivery of the miners above we will have a total of 1,380 miners with 159.3 Ph/s of hashing capacity.

The purchase commitment for these new miners totals approximately $11.5 million, including $7,089,000 paid as deposits during the year ending December 31. 2021, and the remaining $4.4 million due to be paid monthly from the proceeds of the sale of earned Bitcoin during the year ending December 31, 2022 or, if necessary or advisable, with earned Bitcoin to the extent that if the vendor accepts Bitcoin as a form of payment or from additional capital raising, which may be debt or equity, or a combination thereof pursuant to a private or public offering, with the last payment scheduled to occur on November 10, 2022.

Mobile Data Centers

We utilize mobile data centers to house our miners. Our mobile data centers are located close to natural gas wellheads. We use natural gas to power a mobile turbine that produces electricity that, in turn, is used to power our miners.

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance December 31, 2020	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,803
Mining pool operating fees	(0.1)	(7,396)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,655

Factors Affecting Profitability

Our business is heavily dependent on the market price of Bitcoin. The prices of cryptocurrencies, specifically Bitcoin, have experienced substantial volatility. Further affecting the industry, and particularly for the Bitcoin blockchain, the cryptocurrency reward for solving a block is subject to periodic incremental halving. Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a Proof-of-Work consensus algorithm. At a predetermined block, the mining reward is cut in half, hence the term “halving”. For Bitcoin the reward was initially set at 50 Bitcoin currency rewards per block. The Bitcoin blockchain has undergone halving three times since its inception as follows: (1) on November 28, 2012 at block 210,000; (2) on July 9, 2016 at block 420,000; and (3) on May 11, 2020 at block 630,000, when the reward was reduced to its current level of 6.25 Bitcoin per block. The next halving for the Bitcoin blockchain is anticipated to occur in March 2024 at block 840,000, when the reward will be reduced to 3.125 Bitcoin per block. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million and the theoretical supply of new Bitcoin is exhausted. Many factors influence the price of Bitcoin, and potential increases or decreases in prices in advance of, or following, a future halving is unknown.

While we currently plan to hold our mined Bitcoin until the next halving event, we may use or sell our Bitcoin as necessary for operations or as dictated by market conditions.

Government Regulation

Cryptocurrency is increasingly becoming subject to governmental regulation, both in the U.S. and internationally. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Numerous regulatory bodies have shown an interest in regulating blockchain or cryptocurrency activities. For example, on March 9, 2022 President Biden signed an executive order on cryptocurrencies. While the executive order does not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws and regulation which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Note 2. Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $19,078,727, and $2,901,741, for the years ended December 31, 2021 and 2020, respectively. On December 31, 2021, we had cash and cash equivalents of approximately $2.7 million and working capital of approximately $4.8 million. We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which had previously raised doubts about the Company’s ability to continue as a going concern. However, the Company believes that the effects of the sale of its legacy operations during 2021, and the entrance into cryptocurrency mining operations that began in October 2021, will guide the Company in a positive direction as we continue to strive to attain profitability.

Additionally, if necessary, management believes that both related parties (management and members of the Board of Directors of the Company) and potential external sources of debt and/or equity financing may be obtained based on management’s history of being able to raise capital from both internal and external sources. However, although there have been recent external source financings, there is no absolute certainty that any such external source or related-party financing can be obtained in the future. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to obtain debt and/or equity financing, generate sufficient revenue, and control costs, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to obtain debt and/or equity financing, generate sufficient revenues, and to control operating expenses.

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The following table lists the Company’s wholly-owned subsidiaries as of December 31, 2021:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
Creek Road Miners Corp. (fka Kick the Can Corp.)	Nevada, U.S.A.	September 20, 2010	100%
Wizard Special Events, LLC	California, U.S.A.	June 5, 2018	100%
ButtaFyngas, LLC (discontinued operations)	Delaware, U.S.A.	April 10, 2015	50%

Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest. As of December 31, 2021 and 2020, the aggregate non-controlling interest in ButtaFyngas, LLC was $0, and ($12,498), respectively. The non-controlling interest is separately disclosed on the Consolidated Balance Sheet. As of December 31, 2021, ButtaFyngas, LLC ceased operations, and was in the process of dissolution.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

These estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities, assumptions made in valuing equity instruments issued for services or acquisitions, and realization of deferred tax assets.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with an original maturity of three months or less. In all periods presented, cash equivalents consist primarily of money market funds.

Fair value of financial instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, fair value is defined as the price at which an asset could be exchanged or a liability transferred in a transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied. A fair value hierarchy prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3 – Unobservable inputs based on the Company’s assumptions.

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of December 31, 2021 or 2020 under these requirements. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties typically cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. However, in the case of the secured convertible debentures due to related parties, the Company obtained a fairness opinion from an independent third party which supports that the transaction was carried out at an arm’s length basis.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company does not anticipate incurring any losses related to these credit risks.

Cryptocurrency

Cryptocurrency (Bitcoin) is included in current assets in the accompanying consolidated balance sheets. The classification of cryptocurrencies as a current asset has been made after the Company’s consideration of the significant consistent daily trading volume on readily available cryptocurrency exchanges and the absence of limitations or restrictions on Company’s ability to sell Bitcoin. Cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below. Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Cryptocurrencies awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows.

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

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3 to 9 years. Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations.

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.

Leases

The Company accounts for leases in accordance with the provisions of ASC 842, Leases. This standard requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease.

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

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected.

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

The Company has entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and the Company’s enforceable right to compensation only begins when the Company provides computing power to the mining pool operator. In exchange for providing computing power, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less digital asset transaction fees to the mining pool operator which are recorded as a component of cost of revenues) for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm.

Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the market rate of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Cryptocurrency Mining Costs

The Company’s cryptocurrency mining costs consist primarily of direct costs of earning Bitcoin related to mining operations, including mining pool fees, natural gas costs, turbine rental costs, and mobile data center rental costs, but exclude depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations.

Reverse Stock Split

We implemented a 1-for-20 reverse stock split of our outstanding shares of common stock that was effective on January 23, 2020. Unless otherwise noted, all share and related option, warrant, and convertible security information presented has been retroactively adjusted to reflect the reduced number of shares, and the increase in the share price which resulted from this action.

Stock-Based Compensation

The Company periodically issues stock options, warrants and restricted stock to employees and non-employees for services, in capital raising transactions, and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic 718 of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of stock option and warrant awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations. We estimate the fair value of restricted stock awards to employees and directors using the market price of our common stock on the date of grant, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in our Statements of Operations.

Income taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Discontinued Operations

On August 6, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Informa Pop Culture Events, Inc., a Delaware corporation (“Informa”). Pursuant to the Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, the Company sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the years ending December 31, 2021 and 2020, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the years ending December 31, 2021 and 2020, are classified as discontinued operations.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period. Potential common shares are excluded from the computation when their effect is antidilutive. Basic and diluted earnings (loss) attributable to common stockholders is the same for the years ended December 31, 2021 and 2020, because the Company has only incurred losses and all potentially dilutive securities are anti-dilutive. Potentially dilutive securities that were not included in the computation of diluted earnings (loss) attributable to common stockholders at December 31, 2021 because their inclusion would be anti-dilutive are as follows:

Potentially Dilutive Security	Quantity	Stated Value Per Share (1)	Total Value or Stated Value	Conversion Rate (1)	Resulting Common Shares
Common stock options	7,651,750	$—	$—	—	7,651,750
Common stock warrants	22,460,926	—	—	—	22,460,926
Series A preferred stock	233,964	10	2,339,640	0.175	12,797,943
Series B preferred stock	3,720	1,080	4,017,600	1.500	2,678,400
Series C preferred stock	7,880	1,111	8,754,680	2.500	3,501,872
Series B preferred stock warrants	10,000	1,080	10,800,000	1.500	7,200,000
Secured convertible debentures – related parties	—	—	5,000,000	0.175	28,571,429
Total					84,862,320

(1)	As of December 31, 2021

Related Parties

The Company follows ASC 850-10, Related Parties, for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Deposits on Mining Equipment

During the year ended December 31, 2021, the Company entered into purchase agreements with mining equipment suppliers for the acquisition of the mining equipment to be shipped and delivered during 2022 as presented below:

●	270 Bitmain S19 (90 Th/s per miner, total 24.3 Ph/s hashing capacity) delivery expected March 2022
●	270 Bitmain S19J Pro (100 Th/s per miner, total 27 Ph/s hashing capacity) delivery expected May 2022
●	600 Bitmain S19XP (140 Th/s per miner, total 84 Ph/s hashing capacity) delivery expected July through December 2022

The purchase commitment for these new miners totals approximately $11.5 million, including $7,089,000 paid as deposits during the year ending December 31. 2021, and the remaining $4.4 million due to be paid monthly from the proceeds of the sale of earned Bitcoin during the year ending December 31, 2022 or, if necessary or advisable, with earned Bitcoin to the extent that if the vendor accepts Bitcoin as a form of payment or from additional capital raising, which may be debt or equity, or a combination thereof pursuant to a private or public offering, with the last payment scheduled to occur on November 10, 2022.

Deposits on mining equipment, consisted of the following:

	December 31,
	2021	2020
Cryptocurrency miners	$7,089,000	$—
Mobile data centers	524,230	—
Total	$7,613,230	$—

Note 5. Cryptocurrency

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The Company recognized an impairment, or write down, of cryptocurrency (Bitcoin) rewards to the lowest fair market value of Bitcoin from the time the reward was earned through December 31, 2021. The impairment amounted to $59,752 for the year ended December 31, 2021. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance December 31, 2020	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,803
Mining pool operating fees	(0.1)	(7,396)
Impairment of cryptocurrencies (1)	—	(59,752)
Balance December 31, 2021	6.6	$302,655

(1)	The Company recognized an impairment, or write down, of cryptocurrency (Bitcoin) rewards to the lowest fair market value of Bitcoin from the time the reward was earned through December 31, 2021. If the subsequent market price of Bitcoin increases, the asset balance will not be adjusted for the increase.

Note 6. Property and Equipment

Property and equipment, excluding those associated with discontinued operations, stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31,
	2021	2020
Cryptocurrency miners	$1,784,062	$—
Mobile data center	518,663	—
Computer equipment	12,771	25,025
Software	—	—
Equipment	—	474,069
Total	2,315,496	499,094
Less accumulated depreciation	(89,136)	(489,276)
Net, Property and equipment	$2,226,360	$9,818

Depreciation expense, excluding that associated with discontinued operations, for the years ended December 31, 2021 and 2020 amounted to $112,512 and $24,724, respectively.

All of the miners we operate were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. In October 2021 we put 156 Bitmain S19J Pro miners into production and added another 84 into production in December 2021. As of December 31, 2021, we had 240 miners with 24 Ph/s of hashing capacity in production, and had deposits for an additional 1,140 miners with 135.3 Ph/s hashing capacity to be delivered in 2022.

Note 7. Amounts Due to Related Parties

Amounts due to related parties as of December 31, 2021 consisted of the following:

	Bristol Capital, LLC	Bristol Investment Fund, Ltd.	Barlock 2019 Fund, LP	Total
Accrued Interest and expenses	$93,750	$1,525,479	$612,329	$2,231,558
Current secured convertible debenture	—	2,500,000	—	2,500,000
Non-current secured convertible debenture	—	—	2,500,000	2,500,000
Total	$93,750	$4,025,479	$3,112,329	$7,231,558

Amounts due to related parties as of December 31, 2020 consisted of the following:

	Bristol Capital, LLC	Bristol Investment Fund, Ltd.	Barlock 2019 Fund, LP	Total
Accrued Interest and expenses	$93,750	$1,223,835	$300,000	$1,617,585
Current secured convertible debenture	—	2,500,000	—	2,500,000
Non-current secured convertible debenture, net of unamortized debt discount of $535,784	—	—	1,964,216	1,964,216
Total	$93,750	$3,723,835	$2,264,216	$6,081,801

As of December 31, 2021, the secured convertible debentures with an aggregate principal amount of $5,000,000, comprised of a secured convertible debenture with a principal amount of $2,500,000 held by Bristol Investment Fund and a secured convertible debenture with a principal amount of $2,500,000 held by Barlock 2019 Fund, LLP, were convertible into an aggregate of 28,571,429 shares of common stock (exclusive of any accrued and unpaid interest), using a conversion price of $0.175.

Note 8. Related Party Transactions

The Company has entered into transactions with the following related parties:

Related Party: Bristol Capital, LLC

Bristol Capital, LLC (“Bristol Capital”), is managed by Paul L. Kessler. Mr. Kessler served as Executive Chairman of the Company from December 29, 2016, through November 24, 2020, when Mr. Kessler resigned his position, but continued to serve as member of the Board of Directors. On December 1, 2021 Mr. Kessler was again appointed Executive Chairman of the Company.

Consulting Agreement

On December 29, 2016, the Company entered into a Consulting Services Agreement with Bristol Capital. Pursuant to the Consulting Agreement, Mr. Kessler agreed to serve as Executive Chairman of the Company. The initial term of the Agreement is from December 29, 2016 through March 28, 2017. The term of the Consulting Agreement will be automatically extended for additional terms of 90-day periods, unless either the Company or Bristol Capital gives prior written notice of non-renewal to the other party no later than thirty (30) days prior to the expiration of the then current term. Upon the execution of the agreement the Company granted Bristol Capital options to purchase up to an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $0.25 per share, as amended.

During the term, the Company will pay Bristol Capital, as amended, a monthly fee $18,750 payable in cash or preferred stock, at the Company’s election. In addition, Bristol Capital may receive an annual bonus in an amount and under terms determined by the Compensation Committee of the Board and approved by the Board in its sole and absolute discretion. The Company shall also, in association with the uplisting of the Company’s common stock to a national exchange, issue to Bristol Capital (i) shares of common stock equal to 5% of the fully diluted shares of common stock of the Company, calculated with the inclusion of Bristol Capital’s equity stock holdings and shares issuable upon conversion of convertible instruments, preferred stock, options, and warrants; and (ii) a onetime non-accountable expense reimbursement of $200,000.

On November 22, 2018, the Company agreed to issue 202,022 shares of preferred stock for settlement of $496,875 due under the consulting agreement as of October 31, 2018.

On August 3, 2020, the Company cancelled the 202,022 shares of preferred stock previously determined to be issued, and issued 49,688 shares of Series A preferred stock for the settlement of the previous outstanding amount due. In addition, on August 3, 2020, the Company issued 38,438 shares of Series A preferred stock for the settlement of $384,375 due under the consulting agreement as of July 31, 2020.

On March 1, 2021, the Company issued 22,500 shares of Series A preferred stock to Bristol Capital for the settlement of $225,000 due under the consulting agreement as of July 31, 2021.

During the years ended December 31, 2021 and 2020, the Company incurred expenses of approximately $225,000, for each period for consulting services provided by Bristol Capital. As of December 31, 2021, and 2020, the amount accrued to Bristol Capital for consulting services was $93,750, for each period.

Non-Accountable Expense Reimbursement

On September 7, 2021, Bristol Capital received a one-time non-accountable expense reimbursement of $200,000 in consideration for significant efforts and diligence in negotiating and structuring investment transactions.

Related Party: Bristol Capital Advisors, LLC

Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), is managed by Bristol Capital Advisors, which in turn is managed by Paul L. Kessler.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease with Bristol Capital Advisors. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016, with monthly payments of approximately $8,000. During the year ended December 31, 2021 and 2020, the Company paid lease obligations of $83,054 and $108,046, respectively, under the Sublease. On September 30, 2021, the lease term ended, and the Company vacated the premises.

Related Party: Bristol Investment Fund, Ltd.

Bristol Investment Fund, Ltd. (“Bristol Investment Fund”) is managed by Paul L. Kessler.

Securities Purchase Agreement – December 2016

On December 1, 2016, the Company entered into the Purchase Agreement with Bristol Investment Fund, pursuant to which the Company sold to Bristol Investment Fund, for a cash purchase price of $2,500,000, securities comprising of: (i) a secured convertible debenture, (ii) Series A common stock purchase warrants, and (iii) Series B common stock purchase warrants. Pursuant to the Purchase Agreement, the Company paid $25,000 to Bristol Investment Fund and issued 25,000 shares of Common Stock with a grant date fair value of $85,000 to Bristol Investment Fund to cover legal fees. The Company recorded as a debt discount of $25,791 related to the cash paid and the relative fair value of the shares issued for legal fees.

(i) Secured Convertible Debenture

On December 1, 2016, the Company entered issued a secured convertible debenture with an initial principal balance of $2,500,000, and a maturity date of December 30, 2018. The secured convertible debenture will accrue interest on the aggregate unconverted and then outstanding principal amount at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2017, (ii) on each date the purchaser converts, in whole or in part, the secured convertible debenture into common stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the secured convertible debenture (only as to that principal amount then being redeemed) and on the maturity date. Interest may be paid in cash, common stock, or a combination thereof at the sole discretion of the Company.

The secured convertible debenture is convertible into shares of the Company’s common stock at any time at the option of the holder. The initial conversion price was $3.00 (as converted) per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $3.00 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date.

The secured convertible debenture contains anti-dilution provisions where, if the Company, at any time while the secured convertible debenture is outstanding, sells or grants any option to purchase, right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents, at an effective price per share less that is lower than the conversion price then in effect, the conversion price shall be reduced to the lower effective price per share.

On December 19, 2019, the maturity date of the secured convertible debenture was amended to December 30, 2021.

On May 1, 2020, the maturity date of the secured convertible debenture was amended to December 31, 2022.

On August 3, 2020, as a result of the anti-dilution provisions, the effect of repricing stock options held by directors and employees to $0.25 decreased the conversion price to $0.25. As of December 31, 2020, the secured convertible debenture held by Bristol Investment Fund was convertible into 10,000,000 shares of common stock.

On October 31, 2021, in consideration for the release of senior security interest in certain of the assets, properties, and rights of discontinued operations that were sold during the year, the secured convertible debenture was amended to reduce the conversion price to $0.175. As of December 31, 2021, the secured convertible debenture held by Bristol Investment Fund was convertible into 14,285,714 shares of common stock.

As of December 31, 2021, and 2020, the amount of accrued interest payable to Bristol Investment Fund under the secured convertible debenture was $1,525,479, and $1,223,835, respectively.

(ii) Series A Common Stock Purchase Warrants

On December 1, 2016, the Company issued series A common stock purchase warrants to acquire up to 833,333 shares of common stock at exercise price of $3.00, and expiring on December 1, 2021. The warrants contain anti-dilution provisions where, if the Company, at any time while the warrant is outstanding, sells or grants any option to purchase, right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents, at an effective price per share less than the exercise price then in effect, the exercise price shall be reduced, and the number of warrant shares shall be increased such that the aggregate exercise price payable hereunder, shall be equal to the aggregate exercise price prior to such adjustment.

On December 19, 2019, as a result of the anti-dilution provisions, the issuance of a senior secured convertible debenture to Barlock 2019 Fund, LP with a conversion price of $2.50 increased the number of shares of common stock issuable upon exercise of the series A common stock purchase warrants to 1,000,000, and decreased the exercise price to $2.50.

On December 19, 2019, Bristol Investment Fund assigned 300,000 series A common stock purchase warrants to Barlock Capital Management, LLC, and the expiration date of the warrants was extended to December 1, 2024. After the assignment, Bristol Investment Fund held series A common stock purchase warrants to acquire 700,000 shares of common stock at an exercise price to $2.50.

On August 3, 2020, as a result of the anti-dilution provisions, the effect of repricing stock options held by directors and employees to $0.25 increased the number of shares of common stock issuable upon exercise of the series A common stock purchase warrants to 7,000,000, and decreased the exercise price to $0.25. As of December 31, 2020, Bristol Investment Fund held series A common stock purchase warrants to acquire 7,000,000 shares of common stock at an exercise price to $0.25.

On October 31, 2021, as a result of the anti-dilution provisions, the effect of reducing the conversion price of the secured convertible debenture to $0.175 increased the number of shares of common stock issuable upon the exercise of the series A common stock purchase warrants to 10,000,000, and decreased the exercise price to $0.175. As of December 31, 2021, Bristol Investment Fund held series A common stock purchase warrants to acquire 10,000,000 shares of common stock at an exercise price to $0.175.

In addition, the warrants may be exercised, in whole or in part, at any time until they expire. If at any time after the 6-month anniversary of the closing date there is no effective registration statement, or no current prospectus available for the resale of the warrant shares, then the warrants may be exercised, in whole or in part, on a cashless basis at any time until they expire.

(iii) Series B Common Stock Purchase Warrants

On December 1, 2016, the Company issued series B common stock purchase warrants to acquire up to 833,333 shares of Common Stock at an initial exercise price of $0.002, and expiring on December 1, 2021. The series B common stock purchase warrants were exercised immediately on the issuance date, and the Company received gross proceeds of $1,667.

Upon issuance of the secured convertible debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense on the consolidated statement of operations. There was unamortized debt discount of $0 as of December 31, 2021 and December 31, 2020.

Related Party: Barlock 2019 Fund, LP

Barlock 2019 Fund, LP (“Barlock”), is managed by Scott D. Kaufman who has served as Chief Executive Officer of the Company since November 24, 2020.

Securities Purchase Agreement – December 2019

On December 19, 2019, the Company entered into the purchase agreement with Barlock, pursuant to which the Company sold to Barlock, for a cash purchase price of $2,500,000, securities comprising of: (i) a secured convertible debenture, and (ii) Series A common stock purchase warrants assigned from Bristol Investment Fund. Pursuant to the purchase agreement, the Company paid $25,400 to Barlock for legal fees which was recorded as a debt discount.

(i) Secured Convertible Debenture

On December 19, 2019, the Company entered issued a secured convertible debenture with an initial principal balance of $2,500,000, and a maturity date of December 30, 2021. The secured convertible debenture will accrue interest on the aggregate unconverted and then outstanding principal amount at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2017, (ii) on each date the purchaser converts, in whole or in part, the secured convertible debenture into common stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the secured convertible debenture (only as to that principal amount then being redeemed) and on the maturity date. Interest may be paid in cash, common stock, or a combination thereof at the sole discretion of the Company.

The secured convertible debenture is convertible into shares of the Company’s common stock at any time at the option of the holder. The initial conversion price was $2.50 (as converted) per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $2.50 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date.

The secured convertible debenture contains anti-dilution provisions where, if the Company, at any time while the secured convertible debenture is outstanding, sells or grants any option to purchase, right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents, at an effective price per share less that is lower than the conversion price then in effect, the conversion price shall be reduced to the lower effective price per share.

On August 3, 2020, as a result of the anti-dilution provisions, the effect of repricing stock options held by directors and employees to $0.25 decreased the conversion price to $0.25. As of December 31, 2020, the secured convertible debenture held by Barlock was convertible into 10,000,000 shares of common stock.

On October 31, 2021, in consideration for the release of senior security interest in certain of the assets, properties, and rights of discontinued operations that were sold during the year, the secured convertible debenture was amended to reduce the conversion price to $0.175, and the maturity date was amended to December 31, 2023. As of December 31, 2021, the secured convertible debenture held by Barlock was convertible into 14,285,714 shares of common stock.

As of December 31, 2021, and 2020, the amount of accrued interest payable to Barlock 2019 Fund, LP under the secured convertible debenture was $612,239, and $300,000, respectively.

(ii) Series A Common Stock Purchase Warrants

On December 19, 2019, Bristol Investment Fund assigned to Barlock Capital Management, LLC series A common stock purchase warrants to acquire up to 300,000 shares of common stock at exercise price of $2.50, and expiring on December 1, 2024. The warrants contain anti-dilution provisions where, if the Company, at any time while the warrant is outstanding, sells or grants any option to purchase, right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents, at an effective price per share less than the exercise price then in effect, the exercise price shall be reduced, and the number of warrant shares shall be increased such that the aggregate exercise price payable hereunder, shall be equal to the aggregate exercise price prior to such adjustment.

On August 3, 2020, as a result of the anti-dilution provisions, the effect of repricing stock options held by directors and employees to $0.25 increased the number of shares of common stock issuable upon exercise of the series A common stock purchase warrants to 3,000,000, and decreased the exercise price to $0.25. As of December 31, 2020, Barlock Capital Management, LLC held series A common stock purchase warrants to acquire 3,000,000 shares of common stock at an exercise price to $0.25.

On October 31, 2021, as a result of the anti-dilution provisions, the effect of reducing the conversion price of the secured convertible debenture to $0.175 increased the number of shares of common stock issuable upon exercise of the series A common stock purchase warrants to 4,285,714, and decreased the exercise price to $0.175. As of December 31, 2021, Barlock Capital Management, LLC held series A common stock purchase warrants to acquire 4,285,714 shares of common stock at an exercise price to $0.175.

In addition, the warrants may be exercised, in whole or in part, at any time until they expire. If at any time after the six month anniversary of the closing date there is no effective registration statement, or no current prospectus available for the resale of the warrant shares, then the warrants may be exercised, in whole or in part, on a cashless basis at any time until they expire. Shares of common stock issuable upon exercise of warrants are subject to a 4.99% beneficial ownership limitation, which may increase to 9.99% upon notice to the Company.

Upon issuance of the secured convertible debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense on the consolidated statement of operations. There was unamortized debt discount of $0 and $535,784, as of December 31, 2021 and 2020, respectively. The unamortized debt discount on December 31, 2020, included $25,400 for legal fees which was recorded as a debt discount.

Related Party: Barlock Capital Management, LLC

Barlock Capital Management, LLC, is managed by Scott D. Kaufman who has served as Chief Executive Officer of the Company since November 24, 2020. In December 2020, the Company started renting executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month from Barlock Capital Management, LLC. The amount of rent paid to Barlock Capital Management, LLC for the years ended December 31, 2021 and 2020, amounted to approximately $30,600 and $3,000, respectively.

Related Party: American Natural Energy Corporation

Scott D. Kaufman, who has served as Chief Executive Officer of the Company since November 24, 2020, is a director and shareholder of American Natural Energy Corporation (“ANEC”). In addition, Richard G. Boyce is a current director, and is also a director of ANEC. On October 22, 2021, the Company entered into an agreement with ANEC, where ANEC would: (i) allow the Company to moor a barge on the ANEC operations site with the Company’s mobile data center that houses cryptocurrency miners and a mobile turbine, and, (ii) supply natural gas to power a mobile turbine that produces electricity that, in turn, is used to power the miners. ANEC charges the Company for the amount of natural gas used based on the daily spot price of an unaffiliated third party, and a daily fee of $1,500 during the initial 90-day term, and $2,000 thereafter, for the use of their operations site to moor the barge. The agreement has an initial term of 90 days and continues on a month-to-month basis for 3 additional months. Either party may terminate the agreement at the end of the initial term, or at any time during the additional 3 months term by providing the other party 30-day notice. ANEC may terminate the agreement at any time under certain conditions. The total amount paid to ANEC under the agreement for the year ended December 31, 2021 amounted to approximately $150,000.

Related Party: Scott D. Kaufman, Chief Executive Officer

On September 7, 2021, Scott D. Kaufman, who has served as Chief Executive Officer of the Company since November 24, 2020, received a one-time non-accountable expense reimbursement of $200,000 in consideration for significant efforts and diligence in negotiating and structuring investment transactions.

Related Party: John D. Maatta, Director

John D. Maatta is a current director, and served as Chief Executive Officer of the Company until November 24, 2020. On November 22, 2018, the Company agreed to issue 86,466 shares of preferred stock for settlement of the outstanding compensation due to Mr. Maatta of $212,707, for the period June 17, 2017 through November 15, 2018.

On August 3, 2020, the Company cancelled the 86,466 shares of preferred stock previously determined to be issued, and issued 21,271 shares of Series A preferred stock for the settlement of the previous outstanding amount due. In addition, on August 3, 2020, the Company issued 29,496 shares of Series A preferred stock for the settlement of $294,965 in additional outstanding compensation due to Mr. Maatta, and 35,100 shares of Series A preferred stock for the settlement of $351,000 in loans to the Company made by Mr. Matta. The non-interest-bearing loans were made as follows: during the year ended December 31, 2019, Mr. Maatta loaned $100,000 to the Company, during the year ended December 31, 2020, Mr. Matta loaned an additional $125,000 to the Company, and paid for other amounts on behalf of the Company amounting to $126,000. The outstanding balance of the loan payable to Mr. Maatta as of December 31, 2021 and 2020, was $0, for both periods.

On March 1, 2021, 8,500 shares of Series A preferred stock were issued to Mr. Maatta in satisfaction of an aggregate of $85,546 due to Mr. Maatta under his separation agreement.

Related Party: CONtv

CONtv is a joint venture with third parties and Bristol Capital, LLC. The Company holds a limited and passive interest of 10% in CONtv. As of December 31, 2021 and 2020, the investment in CONtv was $0, for both periods. As of December 31, 2021 and 2020, the amount due to CONtv was $0 and $224,241, respectively, and classified as a discontinued operation.

Note 9. Lease Obligations

Office Lease Obligation

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease with Bristol Capital Advisors, a related party. The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016, with monthly payments of approximately $8,000.

The Company classified the lease as an operating lease and determined that the value of the lease assets and liability on January 1, 2019, the date the Company adopted ASC 842 using the modified retrospective approach, was $252,980 using a discount rate of 12%. During the years ended December 31, 2021 and 2020, the Company made payments towards the lease liability of $83,054 and $108,046, respectively. As of December 31, 2021 and 2020, the ROU assets amounted to $0 and $85,661, respectively. As of December 31, 2021 and 2020, lease liability amounted to $0 and $79,326, respectively. During the years ended December 31, 2021 and 2020, the Company reflected amortization of right of use asset related to this lease of $85,661 and $85,035, respectively. The lease termed ended in September 2021.

Warehouse Lease Obligation

On April 18, 2020 the Company entered into a commercial lease for 3,200 square feet warehouse space at 16142 Wyandotte Street, Van Nuys, California 91405. The monthly lease payment is approximately $3,900, with an approximate 2% escalation in rent per year. The term of the lease is for five years, expiring on May 1, 2025.

The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the inception of the lease was $173,938 using a discount rate of 12%. During the years ended December 31, 2021 and 2020, the Company made payments towards the lease liability of $47,424, and $23,400, respectively. As of December 31, 2021 and 2020, the ROU assets amounted to $158,411 and $127,335, respectively. As of December 31, 2021 and 2020, lease liability amounted to $135,094 and $164,357, respectively. During the years ended December 31, 2021 and 2020, the Company reflected amortization of right of use asset related to this lease of $72,331 and $15,527, respectively.

The following table presents the components of lease expense:

	For the Years Ended December 31,
	2021	2020
Operating lease	$89,956	$127,545
Sublease income	—	(26,875)
Total net lease cost	$89,956	$100,670

The following table presents the maturity of the Company’s lease liabilities as of December 31, 2021:

For the years ending December 31,	Amount
2022	$48,372
2023	49,340
2024	50,327
2025	16,886
164,925
Less: Imputed interest	(29,831)
Present value	$135,094

Note 10. SBA/PPP Notes Payable

Small Business Administration Paycheck Protection Program Loans

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

SBA Guaranteed PPP Loan

On April 30, 2020, the Company entered into an SBA guaranteed PPP loan. The Company received aggregate proceeds of $197,600 under the loan. The loan accrues interest at a rate of 1.00%. On December 11, 2021, the SBA forgave $183,567 of loan principal. As of December 31, 2021 and 2020, the outstanding balance under the loan was $14,033 and $197,600, respectively.

SBA Loan

On May 31, 2020, the Company entered into a loan agreement with the SBA. The Company received aggregate proceeds of $149,900 under the loan. The loan accrues interest at a rate of 3.75%, and will mature in June 2050. As of December 31, 2021 and 2020, the outstanding balance under the loan was $149,900, for both periods.

Second Draw SBA Guaranteed PPP Loan

On February 24, 2021, the Company entered into a Second Draw SBA guaranteed PPP loan. The Company received aggregate proceeds of $197,662 under the loan. The loan accrues interest at a rate of 1.00%, and will mature in February 2026. The Company has applied for forgiveness for the entire loan amount. As of December 31, 2021 and 2020, the outstanding balance under the loan was $197,662 and $0, respectively. The Company received loan forgiveness of $197,662 from the SBA on March 10, 2022.

The following table summarizes PPP/SBA loans payable:

	As of December 31,
	2021	2020
SBA Guaranteed PPP Loan	$14,033	$197,600
SBA Loan	149,900	149,900
Second Draw SBA Guaranteed PPP Loan	197,662	—
Total	$361,595	$347,500

Note 11. Contingencies and Commitments

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company’s business is highly uncertain and difficult to predict, as the responses that the Company, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

Note 12. Common Stock Options

On May 9, 2011, the Company adopted the 2016 Incentive Stock Award Plan (the “2011 Plan”), on August 12, 2016, the Company adopted the 2016 Incentive Stock Award Plan (the “2016 Plan”), on August 3, 2020, the Company adopted the 2020 Stock Plan (the “2020 Plan”), and on December 1, 2021, the Company adopted the 2021 Incentive Stock Award Plan (the “2021 Plan”), collectively (the “Plans”). The purpose of the Plans is to grant options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants.

The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2020 Plan was 500,000. On December 1, 2021, all prior stock award plans were retired, and the 2021 Plan was adopted. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2021 Plan is 10,000,000. The shares of our common stock underlying cancelled and forfeited awards issued under the 2021 Plan may again become available for grant under the 2021 Plan. As of December 31, 2021, there were 3,000,000 shares available for grant under the 2021 Plan, and no shares were available for grant under the 2020 Plan, 2016 Plan, or 2011 Plan.

On August 21, 2020 the Board approved the repricing of the exercise price of outstanding stock options that had been issued to directors and employees to $0.25 per share.

Stock-based compensation cost is measured at the grant date, based on the fair value of the awards that are ultimately expected to vest, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes stock option activity during the years ended December 31, 2021 and 2020:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2019	226,000	$0.25
Granted	587,500	0.35
Exercised	—	—
Forfeited/Cancelled	(24,250)	0.25
Outstanding at December 31, 2020	789,250	$0.32
Granted	7,300,000	2.55
Exercised	(317,500)	0.29
Forfeited/Cancelled	(120,000)	0.30
Outstanding at December 31, 2021	7,651,750	$2.45

Exercisable at December 31, 2019	171,083	$0.25
Exercisable at December 31, 2020	451,448	$0.32
Exercisable at December 31, 2021	4,151,750	$2.28

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended December 31, 2021 and 2020:

Assumptions
Expected dividend yield	0%
Risk-free interest rate	0.11 - 0.82%
Expected life (in years)	3 - 5
Expected volatility	297 - 545%

The weighted average remaining contractual life of all options outstanding as of December 31, 2021 was 4.7 years. The weighted average remaining contractual life for options vested and exercisable at December 31, 2021 was 4.5 years. Furthermore, the aggregate intrinsic value of options outstanding as of December 31, 2021 and 2020, was $3,641,063 and $117,750, respectively, and in each case based on the fair value of the Company’s common stock on December 31, 2021.

During the year ended December 31, 2021, the Company granted to Directors and employees options to purchase a total of 7,300,000 shares of the Company’s common stock with a fair value of $17,850,000, which will be amortized over the vesting period. The total fair value of options that vested during the year ended December 31, 2021 was $9,726,950 and was included in stock based compensation expense in the accompanying statement of operations. As of December 31, 2021, the amount of unvested compensation related to the unvested options was $8,925,000 which will be recorded as an expense in future periods as the options vest. During the year ended December 31, 2021, the Company issued 302,644 net shares of common stock upon the exercise of options underlying 317,500 shares of common stock, resulting in net cash proceeds of $50,625.

On December 1, 2021, the Company granted certain of its Directors and employees options to purchase a total of 7,000,000 shares of the Company’s common stock with an exercise price of $2.65 per share, a term of 5 years, and a shall vest upon a volume weighted average price (“VWAP”) of the Company’s common stock reaching the following targets: at such time as there is a VWAP equal to $2.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% of each Executive’s Options shall vest; at such time as there is a VWAP equal to $3.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% of each Executive’s Options shall vest; at such time as there is a VWAP equal to $3.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% of each Executive’s Options shall vest; and at such time as there is a VWAP equal to $4.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% of each Executive’s Options shall vest.

During the year ended December 31, 2020, the Company granted to Directors and employees options to purchase a total of 587,500 shares of the Company’s common stock with a fair value of $885,000, which will be amortized over the vesting period. The total fair value of options that vested during the year ended December 31, 2021 was $407,952 and was included in stock based compensation expense in the accompanying statement of operations. As of December 31, 2021, the amount of unvested compensation related to the unvested options was $441,954 which will be recorded as an expense in future periods as the options vest.

On May 8, 2020 the Company granted certain of our employees options to purchase a total of 150,000 shares of the Company’s common stock with an exercise price of $0.25 per share, as amended, a term of 5 years, and a vesting period of 2 years.

On August 3, 2020 the Company granted certain of our employees options to purchase a total of 375,000 shares of the Company’s common stock with an exercise price of $0.50 per share, a term of 5 years, and a vesting period of 2 years.

On August 3, 2020 the Company granted certain of our directors and employees options to purchase a total of 212,500 shares of the Company’s common stock with an exercise price of $0.25 per share, a term of 5 years, and a vesting period of 1 year.

Additional information regarding stock options outstanding and exercisable as of December 31, 2021 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.25	501,750	1.8	501,750
0.50	150,000	3.6	150,000
2.65	7,000,000	4.9	3,500,000
Total	7,651,750		4,151,750

Note 13. Common Stock Warrants

During the year ended December 31, 2021, the Company granted warrants to purchase a total of 8,525,212 shares of the Company’s common stock that included warrants to purchase the following number of shares: 460,000 to directors, 1,450,000 to consultants, and 6,615,212 in connection with financings. Using the Black-Scholes model the warrants had a grant date fair value of $3,468,748, which will be amortized over the vesting period. The total fair value of options that vested during the year ended December 31, 2021, was $2,270,015 and is included in stock based compensation expense in the accompanying statement of operations. As of December 31, 2021, the amount of unvested compensation related to the unvested options was $1,198,733 which will be recorded as an expense in future periods as the options vest.

On March 1, 2021, the Company granted warrants to purchase shares the Company’s common stock to certain consultants as follows: two warrants to purchase 100,000 shares with an exercise price of $0.50 per share, a term of 5 years, and a vesting period of 2 years; and two warrants to purchase 100,000 shares with an exercise price of $1.00 per share, a term of 5 years, and a vesting period of 2 years. Prior to December 31, 2021, warrants to purchase 350,000 shares of the Company’s common stock were forfeited or cancelled leaving outstanding warrants to purchase 50,000 shares of the Company’s common stock at $0.50 per share.

On March 24, 2021, the Company granted warrants to purchase shares the Company’s common stock to a consultant as follows: a warrant to purchase 300,000 shares with an exercise price of $1.00 per share, and a term of 5 years; and, in connection with the issuance of Series B preferred stock, a warrant to purchase 180,000 shares with an exercise price of $1.5278 per share, and term of 5 years.

From August 2021 through October 2021, in connection with the issuance of common stock, the Company issued warrants to acquire 2,933,340 shares of common stock at an exercise price of $1.50 per share, which became exercisable immediately upon issuance and with a term of 5 years. The warrants contain anti-dilution provisions where, if the Company, at any time while the warrant is outstanding, sells or grants any option to purchase, right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents, at an effective price per share less than the exercise price then in effect, the exercise price shall be reduced, and the number of warrant shares shall be increased such that the aggregate exercise price payable hereunder, shall be equal to the aggregate exercise price prior to such adjustment. If at any time after the 6-month anniversary of the closing date there is no effective registration statement, or no current prospectus available for the resale of the warrant shares, then the warrants may be exercised, in whole or in part, on a cashless basis at any time until they expire. Shares of common stock issuable upon exercise of warrants are subject to a 4.99% beneficial ownership limitation, which may increase to 9.99% upon notice to the Company. As of December 31, 2021, in connection with the issuance of common stock, there were outstanding warrants to acquire 2,933,340 shares of common stock at an exercise price of $1.50.

On October 12, 2021, the Company granted certain directors warrants to purchase a total of 60,000 shares of the Company’s common stock with an exercise price of $1.50 per share, and a term of 3 years.

On October 20, 2021, the Company granted a director a warrant to purchase 400,000 shares of the Company’s common stock with an exercise price of $1.50 per share, a term of 3 years, and vesting as follows: 20% upon execution of the Services Agreement; 20% on January 20, 2022; 20% on April 20, 2022; 20% on July 20, 2022; and 20% on October 20, 2022.

On October 31, 2021, the Company granted a consultant warrants to purchase 750,000 shares of the Company’s common stock with an exercise price of $1.50 per share, a term of 3 years, and vesting as follows: 40% upon execution of the Services Agreement; 20% on April 1, 2022; 20% on August 1, 2022; and 20% on December 1, 2022.

During December 2021, in connection with the issuance of Series C preferred stock, the Company issued (i) warrants to acquire 1,750,936 shares of Common Stock at an exercise price of $2.50 per share, which became exercisable immediately upon issuance and with a term of 5 years; and (ii) warrants to acquire 1,750,936 shares of Common Stock at an exercise price of $2.75 per share, which became exercisable immediately upon issuance and with a term of 5 years. The warrants contain anti-dilution provisions where, if the Company, at any time while the warrant is outstanding, sells or grants any option to purchase, right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents, at an effective price per share less than the exercise price then in effect, the exercise price shall be reduced, and the number of warrant shares shall be increased such that the aggregate exercise price payable hereunder, shall be equal to the aggregate exercise price prior to such adjustment. If at any time after the 6-month anniversary of the closing date there is no effective registration statement, or no current prospectus available for the resale of the warrant shares, then the warrants may be exercised, in whole or in part, on a cashless basis at any time until they expire. The warrants are callable by the Company if the VWAP as calculated over 20 consecutive trading days exceeds 200% of the then exercise price, and the average daily dollar volume for such measurement period exceeds 100,000 shares per trading day. Shares of common stock issuable upon exercise of warrants are subject to a 4.99% beneficial ownership limitation, which may increase to 9.99% upon notice to the Company. As of December 31, 2021, in connection with the issuance of Series C preferred stock, there were outstanding warrants to acquire 1,750,936 shares of common stock at an exercise price of $2.50, and 1,750,936 shares of common stock at an exercise price of $2.75.

The following table summarizes common stock warrant activity during the years ended December 31, 2021 and 2020:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019 (1)	1,300,000	$2.62
Results of anti-dilution provisions (2)	9,000,000	(2)
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at December 31, 2020	10,300,000	$0.26
Results of anti-dilution provisions (3)	4,285,714	(3)
Granted	8,525,212	1.91
Exercised	—	—
Forfeited/Cancelled	(650,000)	1.81
Outstanding at December 31, 2021	22,460,926	$0.82

Exercisable at December 31, 2019	10,300,000	$0.26
Exercisable at December 31, 2020	10,300,000	$0.26
Exercisable at December 31, 2021	21,690,926	$0.80

(1)	As of December 31, 2019, related parties Bristol Investment Fund and Barlock Capital Management, LLC, cumulatively held series A common stock purchase warrants to acquire up to 1,000,000 shares of common stock at exercise price of $2.50. The warrants contain anti-dilution provisions where, if the Company, at any time while the warrant is outstanding, sells or grants any option to purchase, right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents, at an effective price per share less than the exercise price then in effect, the exercise price shall be reduced, and the number of warrant shares shall be increased such that the aggregate exercise price payable hereunder, shall be equal to the aggregate exercise price prior to such adjustment.

(2)	On August 3, 2020, as a result of the anti-dilution provisions, the effect of repricing stock options held by directors and employees to $0.25 increased the common stock issuable upon the exercise of the series A common stock purchase warrants held cumulatively by related parties Bristol Investment Fund and Barlock Capital Management, LLC, to 10,000,000, and decreased the exercise price to $0.25.

(3)	On October 31, 2021, as a result of the anti-dilution provisions, the effect of reducing the conversion price of the secured convertible debenture to $0.175 increased the common stock issuable upon the exercise of the series A common stock purchase warrants held cumulatively by related parties Bristol Investment Fund and Barlock Capital Management, LLC, from 10,000,000 to 14,285,714, and decreased the exercise price to $0.175.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes calculation for the common stock warrants granted during the year ended December 31, 2021:

Assumptions
Expected dividend yield	0%
Risk-free interest rate	0.32 - 0.67%
Expected life (in years)	2
Expected volatility	291 - 296%

The weighted average remaining contractual life of all common stock warrants outstanding as of December 31, 2021 was 3.5 years. Furthermore, the aggregate intrinsic value of common stock warrants outstanding as of December 31, 2021 $48,875,355, based on the fair value of the Company’s common stock on December 31, 2021.

Additional information regarding common stock warrants outstanding and exercisable as of December 31, 2021 is as follows:

Warrant		Remaining
Exercise	Warrants	Contractual	Warrants
Price	Outstanding	Life (in years)	Exercisable
$0.18	14,285,714	2.9	14,285,714
0.50	50,000	4.2	50,000
1.00	300,000	2.2	300,000
1.50	4,143,340	4.1	3,373,340
1.53	180,000	2.7	180,000
2.50	1,750,936	5.0	1,750,936
2.75	1,750,936	5.0	1,750,936
Total	22,460,926		21,690,926

Note 14. Series B Preferred Stock Warrants

From March 2021 through December 2021, in connection with the issuance of Series B preferred stock, the Company issued (i) a warrant to acquire 5,000 shares of the Series B preferred stock at an exercise price of $1,000 per share of Series B preferred stock, which became exercisable immediately upon issuance and which expires on March 26, 2023; and (ii) a warrant to acquire 5,000 shares of the Series B preferred stock at an exercise price of $1,000 per share of Series B preferred stock, which became exercisable immediately upon issuance and which expires on March 26, 2024. If at any time after the 60-day anniversary of the closing date there is no effective registration statement, or no current prospectus available for the resale of the warrant shares, then the warrants may be exercised, in whole or in part, on a cashless basis at any time until they expire. The Company can force the exercise of the warrants if the VWAP exceeds $3.75 per share per share for 20 consecutive trading days and the daily average trading volume of the Common Stock exceeds $100,000 in aggregate value for such period. The Warrant holder may not be forced to exercise the warrant if such exercise would cause the holder’s beneficial ownership to exceed 4.9%.

The Series B preferred stock issuable upon exercise of the Series B preferred stock warrants are automatically convertible into shares of common stock at the Series B conversion price. Each share of our Series B preferred stock is convertible into a number of shares of our common stock determined by dividing the aggregate stated value for the Series B preferred stock being converted ($1,080 per share, as amended, subject to adjustment as set forth in the currently effective Series B Certificate of Designation) by the then-applicable conversion price (initially $1.50 per share), subject to adjustment as set forth in the currently effective Series B Certificate of Designation). As of December 31, 2021, in connection with the issuance of Series B preferred stock, there were outstanding warrants to acquire 10,000 shares of Series B preferred stock at an exercise price of $1,000, resulting in Series B preferred stock with a stated value of $10,800,000, and convertible into 7,200,000 shares of common stock, using a conversion price of $1.50.

The following table summarizes Series B preferred stock warrant activity during the year ended December 31, 2021:

	Series B Preferred Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	—	$—
Granted	10,000	1,000
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at December 31, 2021	10,000	$1,000

Exercisable at December 31, 2021	10,000	$1,000

The weighted average remaining contractual life of all Series B preferred stock warrants outstanding as of December 31, 2021 was 2.4 years.

Note 15. Common Stock

Holders of our Common Stock are entitled to one vote per share. Our Certificate of Incorporation does not provide for cumulative voting. Holders of our Common Stock are entitled to receive ratably such dividends, if any, as may be declared by our Board out of legally available funds. However, the current policy of our Board is to retain earnings, if any, for our operations and expansion. Upon liquidation, dissolution or winding-up, the holders of our Common Stock are entitled to share ratably in all of our assets which are legally available for distribution, after payment of or provision for all liabilities. The holders of our Common Stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our Common Stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that we may designate and issue.

We implemented a 1-for-20 reverse stock split of our outstanding shares of common stock that was effective on January 23, 2020. Unless otherwise noted, all share and related option, warrant, and convertible security information presented has been retroactively adjusted to reflect the reduced number of shares, and the increase in the share price which resulted from this action.

From August 2021 through October 2021, we consummated the transactions contemplated by the securities purchase agreement with the investors party thereto, pursuant to which, we generated net cash proceeds of $3,925,050, and issued in a private placement: (i) 2,933,340 shares of common stock for $1.50 per share and (ii) warrants to acquire 2,933,340 shares of common stock at an exercise price of $1.50 per share, which became exercisable immediately upon issuance and with a term of 5 years. The issuance generated net cash proceeds of approximately $3.9 million.

Note 16. Preferred Stock

Under the terms of the Certificate of Incorporation, our Board is expressly granted authority to authorize the issuance from time to time of shares of preferred stock in one or more series, for such consideration and for such corporate purposes as our Board may from time to time determines, and by filing a certificate pursuant to applicable law of the State of Delaware to establish from time to time for each such series the number of shares to be included in each such series and to fix the designations, powers, rights and preferences of the shares of each such series, and the qualifications, limitations and restrictions thereof to the fullest extent permitted by the Certificate of Incorporation and the laws of the State of Delaware, including, without limitation, voting rights (if any), dividend rights, dissolution rights, conversion rights, exchange rights and redemption rights thereof.

Series A Preferred Stock

Holders of our Series A Preferred Stock are entitled to the number of votes per share equal to 2,000 shares of Common Stock. Holders of our Series A Preferred Stock are entitled to receive a cumulative dividend on each share of Series A Preferred Stock issued and outstanding at the rate of twelve percent (12%) per annum on the Aggregate Stated Value (as defined in the Certificate of Designation and Restatement of Rights, Preferences and restrictions of Series A Preferred Stock, the “Series A Certificate of Designation”) then in effect, payable quarterly on January 1, April 1, July 1 and October 1. Such dividend is payable in cash but may be paid in shares of Common Stock in our sole discretion if the shares of Common Stock are listed on a national securities exchange. In the event of any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, holders of our Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any of our assets to the holders of Common Stock by reason of their ownership thereof, for each share held, an amount equal to the Stated Value (as defined in the Series A Certificate of Designation), plus unpaid dividends, if any. The Series A Preferred Stock is convertible, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Aggregate Stated Value (initially $10.00 per share, subject to adjustment as set forth in the currently effective Series A Certificate of Designation) by the Conversion Price (as defined in the Series A Certificate of Designation), in effect on the date the certificate is surrendered for conversion, initially set at $0.25, and $0.175 as of December 31, 2021. Each share of Series A Preferred Stock is redeemable at the option of the holder for the payment of cash by us to the holder equal to the Aggregate Stated Value of the shares that the holder elects to redeem. The Series A Preferred Stock is entitled to certain protective provisions and we may not take certain actions without the written consent of at least a majority of the Series A Preferred Stock, including, without limitation, amend, alter or repeal any provision of the Series A Certificate of Designation to change the rights of the Series A Preferred Stock, create or authorize additional class or series of stock senior to the Series A Preferred Stock or create, authorize the creation of, issue or authorize the issuance of, any debt security which is convertible into or exchangeable for any equity security, if such equity security ranks senior to the Series A Preferred Stock as to dividends or liquidation rights.

On March 1, 2021, we issued shares of our Series A preferred stock as follows: 8,500 shares to Mr. Maatta in satisfaction of an aggregate of $85,546 due and owing to Mr. Maatta under his Separation Agreement; 22,500 shares to Bristol Capital, LLC in satisfaction of $225,000 due and owing to Bristol Capital, LLC for additional consulting services rendered by Mr. Kessler from July 1, 2020 through April 1, 2021; and 8,300 shares to Scott D. Kaufman, our Chief Executive Officer, in satisfaction of $83,332 of compensation payable to Mr. Kaufman under his Employment Agreement from November 24, 2020 through March 31, 2021.

On June 30, 2021, we issued 6,249 shares of our Series A preferred stock to Scott D. Kaufman, our Chief Executive Officer, for settlement of $62,490 of compensation payable to Mr. Kaufman under his employment agreement from April 1, 2021 through June 30, 2021.

On September 30, 2021, we issued 6,249 shares of our Series A preferred stock to Scott D. Kaufman, our Chief Executive Officer, for settlement of $62,490 of compensation payable to Mr. Kaufman under his employment agreement from July 1, 2021 through September 30, 2021.

On December 31, 2021, we issued 6,250 shares of our Series A preferred stock to Scott D. Kaufman, our Chief Executive Officer, for settlement of $62,500 of compensation payable to Mr. Kaufman under his employment agreement from October 1, 2021 through December 31, 2021. In addition, on December 31, 2021 we issued 673 shares of our Series A preferred stock to Paul L. Kessler, our Executive Chairman, for settlement of $6,730 of compensation payable to Mr. Kessler under his employment agreement from December 23, 2021 through December 31, 2021.

During the year ended December 31, 2021, 8,750 shares Series A preferred stock had been converted into 500,000 shares of common stock.

As of December 31, 2021, there were 233,964 shares of Series A preferred stock resulting in Series A preferred stock with a stated value of $2,339,640, and convertible into 12,797,943 shares of common stock, using a conversion price of $0.175.

Series B Preferred Stock

Holders of our Series B Preferred Stock have no voting rights. Holders of our Series B Preferred Stock are entitled to receive a cumulative dividend on each share of Series B Preferred Stock issued and outstanding at the rate of five percent (5%) per annum, in cash or at the Holder’s option, in fully paid and non-assessable shares of Series B Preferred Stock, at the Dividend Conversion Rate (as defined in the Series B Certificate of Designation). Such dividends are payable quarterly on January 1, April 1, July 1 and October 1. In the event of any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, holders of our Series B Preferred Stock are entitled to receive, prior and in preference to any distribution of any of our assets to the holders of Common Stock and Common Stock Equivalents (as defined in the Series B Certificate of Designation, and which includes the Series A Preferred Stock and the Series C Preferred Stock) by reason of their ownership thereof, for each share held an amount equal to the Stated Value (as defined in the Series B Certificate of Designation), plus unpaid dividends or liquidated damages, if any. The Series B Preferred Stock is convertible, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Stated Value, currently $1,080 as amended, by the Series B Conversion Price, subject to a minimum of $1.00, but not to exceed $1.50, subject to further adjustment in the event that the Company, subject to certain exemptions, disposes of or issues any Common Stock or securities convertible into, exercisable, or exchangeable for Common Stock for no consideration or for consideration less than the applicable Series B Conversion Price in effect immediately prior to such issuance. We are entitled to redeem some or all of the outstanding shares of Series B Preferred Stock for cash in an amount equal to the Optional Redemption Amount (as defined in the Series B Certificate of Designation). The Series B Preferred Stock is entitled to certain protective provisions and we may not take certain actions without the written consent of at least fifty one percent (51%) in Stated Value of the outstanding shares of the Series B Preferred Stock, including, without limitation, amend, alter or repeal any provision of the Series B Certificate of Incorporation or the Bylaws that materially and adversely affects the rights of the Series B Preferred Stock, pay cash dividends or distributions on Junior Securities (as defined in the Series B Certificate of Designation), or repay, repurchase or offer to repay, or otherwise acquire more than a de minimis number of shares of Common Stock, Common Stock Equivalents (as defined in the Series B Certificate of Designation) or Junior Securities. Shares of common stock issuable upon the conversion of Series B Preferred Stock are subject to a 9.99% beneficial ownership limitation.

From March 2021 through December 2021, we consummated the transactions contemplated by the securities purchase agreement with Leviston Resources LLC, pursuant to which, we generated net cash proceeds of $4,378,995, and issued in a private placement: (i) 5,000 shares of Series B preferred stock, convertible by dividing the stated value, currently $1,080, as amended, by the Series B conversion price; and (ii) a warrant to acquire 5,000 shares of the Series B preferred stock at an exercise price of $1,000 per share of Series B preferred stock, which became exercisable immediately upon issuance and which expires on March 26, 2023; and (iii) a warrant to acquire 5,000 shares of the Series B preferred stock at an exercise price of $1,000 per share of Series B preferred stock, which became exercisable immediately upon issuance and which expires on March 26, 2024. The Series B preferred stock issuable upon exercise of the Series B preferred stock warrants are automatically convertible into shares of common stock at the Series B conversion price. During the year ended December 31, 2021, 1,280 shares Series B preferred stock had been converted into 946,646 shares of common stock.

As of December 31, 2021, there were 3,720 shares of Series B preferred stock resulting in Series B preferred stock with a stated value of $4,017,600, and convertible into 2,678,400 shares of common stock, using a conversion price of $1.50.

Series C Preferred Stock

Holders of our Series C Preferred Stock have no voting rights. Holders of our Series C Preferred Stock are entitled to receive dividends on Series C Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to any dividends paid on Common Stock. In the event of any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, holders of our Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any of our assets to the holders of Common Stock and Common Stock Equivalents (as defined in the Certificate of Designation) by reason of their ownership thereof, for each share held an amount equal to the Stated Value (as defined in the Certificate of Designation), plus fees, if any. The Series C Preferred Stock ranks junior to the Series B Preferred Stock as to rights upon a liquidation, dissolution or winding up of the Company. The Series C Preferred Stock is convertible, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Stated Value, currently $1,111, by the Series C Conversion Price, subject to further adjustment in the event that the Company, subject to certain exemptions, disposes of or issues any Common Stock or securities convertible into, exercisable, or exchangeable for Common Stock for no consideration or for consideration less than the applicable Series C Conversion Price in effect immediately prior to such issuance. We are entitled to redeem some or all of the outstanding shares of Series C Preferred Stock for cash in an amount equal to the Optional Redemption Amount (as defined in the Certificate of Designation). The Series C Preferred Stock is entitled to certain protective provisions and, without the written consent of at least 50.1% in Stated Value of the outstanding shares of the Series C Preferred Stock, we may not (or permit any of our subsidiaries to) enter into, create, incur, assume, guarantee or suffer to exist any indebtedness, other than Permitted Indebtedness (as defined in the Certificate of Designation). Shares of common stock issuable upon the conversion of Series C Preferred Stock are subject to a 4.99% beneficial ownership limitation, which may increase to 9.99% upon notice to the Company.

During December 2021, we consummated the transactions contemplated by the securities purchase agreement with the investors party thereto, pursuant to which we generated net cash proceeds of $7,733,601, and issued in the Private Placement: (i) 7,880 shares of Series C preferred stock, convertible by dividing the stated value, currently $1,111, by the Series C Conversion Price; and (ii) warrants to acquire 1,750,936 shares of Common Stock at an exercise price of $2.50 per share, which became exercisable immediately upon issuance and with a term of 5 years; and (iii) warrants to acquire 1,750,936 shares of Common Stock at an exercise price of $2.75 per share, which became exercisable immediately upon issuance and with a term of 5 years.

As of December 31, 2021, there were 7,880 shares of Series C preferred stock resulting in Series C preferred stock with a stated value of $8,754,680, and convertible into 3,501,872 shares of common stock, using a conversion price of $2.50.

Note 17. Income Taxes

At December 31, 2021 and 2020, the Company had federal net operating tax loss (“NOL”) carryforwards of approximately $18,590,000 and $13,170,000, respectively. Federal NOLs incurred prior to 2018 can be carried forward indefinitely with some limitations, and NOLs generated after 2018 could, if unused, completely expire in 2037.

The provision for income taxes amounted to $0 for the years ended December 31, 2021 and 2020.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Years Ended
	December 31,
	2021	2020
Federal income tax rate	21.0%	21.0%
Temporary differences	(15.1)%	(4.4)%
Permanent differences	0.7%	0.4%
Change in valuation allowance	(6.6)%	(17.0)%
Effective income tax rate	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Federal net operating loss carryforward	$324,072	$1,787,848
Stock based compensation	3,593,881	992,312
Other	—	—
Total deferred tax assets	3,917,953	2,780,160
Less valuation allowance	(3,917,953)	(2,780,160)
	$—	$—

The Company has provided a valuation allowance on the deferred tax assets at December 31, 2021 and 2020 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted. The net change in the valuation allowance for the year ended December 31, 2021 was an increase of $1,137,793.

Note 18. Discontinued Operations

On August 6, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Informa Pop Culture Events, Inc., a Delaware corporation (“Informa”). Pursuant to the Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recorded a gain from sale of discontinued operations of this amount.

On September 15, 2021, the Company sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain from sale of discontinued operations on the transaction of approximately $1,130,740. The gain from sale of discontinued operations consists of the following:

Description	Amount
Net cash paid on the closing date	$1,500,000
Less:
Current assets	36,060
Inventory	193,300
Fixed assets, net	16,700
Intangible assets, net	123,200
Total	369,260
Gain from sale	$1,130,740

CONtv is a joint venture with third parties and Bristol Capital, LLC. The Company holds a limited and passive interest of 10% in CONtv. As of December 31, 2021 and 2020, the investment in CONtv was $0, for both periods. As of December 31, 2021 and 2020, the amount due to CONtv was $0 and $224,241, respectively, and classified as a discontinued operation.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the years ending December 31, 2021 and 2020, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the years ending December 31, 2021 and 2020, are classified as discontinued operations.

The assets and liabilities related to discontinued operations consists of the following:

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Prepaid expenses	$—	$12,377
Inventory	—	220,641
Total current assets	—	233,018

Other assets:
Property and equipment, net	—	48,683
Intangible assets, net	—	132,000
Total assets	$—	$180,683

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$472,029	$1,257,011
Deferred revenue	—	758,847
Due to CONtv	—	224,241
Total liabilities	$472,029	$2,240,099

In addition, revenue and expenses from discontinued operations were as follows:

	Years Ended
	December 31,
	2021	2020
Revenue	$390,460	$4,105,838

Operating costs and expenses:
Cost of revenue	454,896	2,800,413
General and administrative	790,171	347,746
Total operating expenses	1,245,067	3,148,159
Loss from operations	(854,607)	957,679

Other income (expense):
Other income	827,884	—
Interest income	—	3,661
Loss on disposal of fixed assets	(18,422)	—
Total other income (expense)	809,462	3,661

Income (loss) from discontinued operations	$(45,145)	$961,340

Note 19. Subsequent Events

Issuance of Warrants

On January 1, 2022, the Company granted warrants to purchase shares the Company’s common stock to a consultant in connection with the issuance of Series C preferred stock as follows: a warrant to purchase 400,000 shares with an exercise price of $1.50 per share, and a term of 5 years; a warrant to purchase 250,000 shares with an exercise price of $2.50 per share, and term of 5 years; and a warrant to purchase 250,000 shares with an exercise price of $2.75 per share, and term of 5 years.

Issuance of Series A Preferred Stock

On January 1, 2022, the Company granted an officer 7,722 shares Series A preferred stock for settlement of $77,216 in compensation under his employment agreement for services provided through March 31, 2022.

Conversion of Series A Preferred Stock

On February 22, 2022, 14,549 shares of Series A preferred stock were converted into 831,371 shares of common stock.

Conversion of Series B Preferred Stock

On January 7, 2022, 650 shares of Series B preferred stock were converted into 468,000 shares of common stock, on February 17, 2022, 420 shares of Series B preferred stock were converted into 342,857 shares of common stock, and on March 9, 2022, 462 shares of Series B preferred stock were converted into 397,895 shares of common stock.

Issuance of Common Stock

On January 25, 2022, the Company granted an officer 30,000 shares of common stock as compensation under his employment agreement for services provided through December 31, 2021.

Exercise of Stock Options

In January 2022, the Company issued 185,215 net shares of common stock upon the exercise of options underlying 217,500 shares of common stock.

Forgiveness of Second Draw SBA Guaranteed PPP Loan

On March 10, 2022 the SBA forgave $197,662 of loan principal and all accrued interest under the Second Draw SBA guaranteed PPP loan.

Exercise of Warrants

On March 29, 2022, the Company offered 16 warrant holders replacement warrants with an exercise price of $1.50 per common share, in exchange for any warrants exercised at this time at the exercise price of $1.50 per common share.  The issuance of replacement warrants has the effect of resetting the conversion price of all outstanding shares of preferred stock to $1.50 per common share and resetting the exercise price of all outstanding warrants to $1.50 per common shares in instances where those conversion and exercise prices are above $1.50.  If all 16 warrant holders exercise applicable warrants at this time, the Company will raise approximately $4,400,000 and issue replacement warrants to purchase 2,933,340 shares of the Company’s common stock.  As of March 30, 2022, warrants to purchase 600,000 shares of the Company’s common stock have been exercised by one warrant holder and replacement warrants to purchase 600,000 shares of the Company’s common stock have been issued resulting in $900,000 in cash proceeds being received by the Company. Dilution to equity due to the reduction in conversion and exercise prices is equivalent to the Company issuing 2,334,581 common shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

(i)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control - Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2021.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Controls Over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal year have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred.

Item 9B. Other Information

On March 29, 2022, the Company offered 16 warrant holders replacement warrants with an exercise price of $1.50 per common share, in exchange for any warrants exercised at this time at the exercise price of $1.50 per common share. The issuance of replacement warrants has the effect of resetting the conversion price of all outstanding shares of preferred stock to $1.50 per common share and resetting the exercise price of all outstanding warrants to $1.50 per common shares in instances where those conversion and exercise prices are above $1.50.  If all 16 warrant holders exercise applicable warrants at this time, the Company will raise approximately $4,400,000 and issue replacement warrants to purchase 2,933,340 shares of the Company’s common stock. As of March 30, 2022, warrants to purchase 600,000 shares of the Company’s common stock have been exercised by one warrant holder and replacement warrants to purchase 600,000 shares of the Company’s common stock have been issued resulting in $900,000 in cash proceeds being received by the Company. Dilution to equity due to the reduction in conversion and exercise prices is equivalent to the Company issuing 2,334,581 common shares.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of March 24, 2022:

Name	Age	Position	Date of Appointment
Paul L. Kessler	61	Executive Chairman	March 17, 2013 (5)
Scott D. Kaufman	49	President and Chief Executive Officer, and Director	November 24, 2020
Scott Sheikh	40	Chief Operating Officer and General Counsel	December 23, 2021
Alan L. Urban	53	Chief Financial Officer	December 23, 2021
John D. Maatta	70	Director	May 25, 2011 (6)
Michael Breen (1) (3)	59	Director	March 29, 2017
Richard G. Boyce (1) (2) (4)	65	Director	December 23, 2021

(1)	Member of Audit Committee, and Compensation Committee
(2)	Chairman of the Compensation Committee
(3)	Chairman of the Audit Committee
(4)	Chairman of the Nominating and Governance Committee
(5)	Mr. Kessler served as Executive Chairman of the Company from December 29, 2016, through November 24, 2020, when Mr. Kessler resigned his position, but continued to serve as member of the Board of Directors. On December 1, 2021 Mr. Kessler was again appointed Executive Chairman of the Company.
(6)	Mr. Maatta served as a member of the Board since May 25, 2011, serving as Chairman of the Board from February 5, 2016 through April 22, 2016. In addition, Mr. Maatta served as the Company’s President and Chief Executive Officer from May 3, 2016 through November 24, 2020. Mr. Maatta also serves as a consultant to the Company.

Paul L. Kessler – Executive Chairman

Mr. Kessler combines over 30 years of experience as an investor, financier and venture capitalist. In 2000, Mr. Kessler founded Bristol Capital Advisors, LLC, a Los Angeles based investment advisor, where he has served as the Principal and Portfolio Manager from 2000 through the present. Mr. Kessler has broad experience in operating, financing, capital formation, negotiating, structuring and re-structuring investment transactions. He is involved in all aspects of the investment process including identification and engagement of portfolio companies. His investment experience encompasses both public and private companies. Mr. Kessler has actively worked with executives and boards of companies on corporate governance and oversight, strategic repositioning and alignment of interests with shareholders. The Board believes Mr. Kessler’s extensive experience make him uniquely qualified to serve as a director, and his extensive experience in matters including capital formation, corporate finance, investment banking, operations, corporate governance, as well as his understanding of capital markets, will provide a significant contribution to the growth of the Company.

Scott D. Kaufman - President and Chief Executive Officer, and Director

Mr. Kaufman has nearly twenty years of experience of sourcing, financing and restructuring private and publicly traded companies, working with executives and boards of companies to manage their corporate growth initiatives and managing and trading a portfolio of debt and equity securities. Mr. Kaufman is a founding member of Hillair Capital Management LLC, an investment entity first organized in 2010 that finances, invests in and/or restructures emerging companies that are seeking transformative capital through debt and/ or preferred instruments. Mr. Kaufman leads the sourcing, due diligence, structuring and negotiating activities for Hillair with a constant focus on capital preservation. Mr. Kaufman has spearheaded changes within investments by acting as a “C” level officer, board member and a restructuring officer. Previously, Mr. Kaufman was a Partner and Managing Director at Midsummer Capital, LLC. Midsummer Capital manages a group of investment funds that specialized in the financing of small capitalization public companies through negotiated private placements. Prior to Midsummer, Mr. Kaufman was a securities trader at Knight Capital Group, Inc. Mr. Kaufman received both a BA and a EMBA from Columbia University. The Board believes Mr. Kaufman’s extensive experience make him uniquely qualified to serve as a director, and his experience in financing and restructuring publicly traded companies will allow him to provide a significant contribution to the growth of the Company.

Scott Sheikh – Chief Operating Officer and General Counsel

Mr. Sheikh has a background in logistics, emerging technologies (such as blockchain), crypto mining and cutting-edge law. His expertise ranges from the business and legal aspects of blockchain-based businesses and. cryptocurrency mining operations. He was admitted to the State Bar of California on July 3, 2007 and received his Juris Doctorate from the University of California, Hastings College of the Law in 2007. Prior, he studied Chemistry and History at the University of California, Los Angeles.

Alan L. Urban – Chief Financial Officer

Mr. Urban has over 30 years of experience in corporate finance and accounting. Mr. Urban has previously served in numerous senior management positions, including: Chief Financial Officer of Research Solutions (NASDAQ:RSSS) from 2010 to 2021, Chief Financial Officer of ReachLocal (NASDAQ:RLOC) from 2007 to 2009, Chief Financial Officer of a leading online poker company from 2005 to 2006, and Vice President of Finance and Treasurer for Infotrieve from 2000 to 2004. Mr. Urban has also held positions as an audit and tax manager in public accounting, and as an internal auditor. He holds a B.S. in Business, with a concentration in Accounting Theory and Practice, from California State University, Northridge and has been a Certified Public Accountant (currently inactive) since 1998.

John D. Maatta – Director

Mr. Maatta served as EVP of The CW Television Network, prior to which he was the Chief Operating Officer of The CW Network. From September 2005 through September 2006, Mr. Maatta served as the Chief Operating Officer of The WB, a Warner Bros. television network. While Chief Operating Officer at The WB, Mr. Maatta also served as The WB’s General Counsel. Mr. Maatta is currently a director of Trader Vic’s, Inc., a Polynesian-style restaurant chain, a position he has held since 1998. Formerly, Mr. Maatta was engaged in the practice of law, and received a Bachelor of Arts in Government from the University of San Francisco in 1974, and a Juris Doctorate from the University of California, Hastings College of the Law, in 1977. Between 2013 and 2016 Mr. Maatta served as the President of UNICEF for the Southern California region, and is a current member of the UNICEF Southern California Board and the Chairman of the UNICEF Chinese Children’s Initiative. Mr. Maatta is also a member of the Southern California Board of the Asia Society. The Board believes that Mr. Maatta’s experience extensive experience make him uniquely qualified to serve as a director.

Michael Breen - Director

Mr. Breen is an English qualified solicitor and was the Managing Director of the Sports and Entertainment Division of Bank Insinger de Beaufort N.V., a wealth management organization and part of the BNP Paribas Group, one of the world’s largest banks. In addition, Mr. Breen was an equity partner with the law firm Clyde & Co, where he specialized in all aspects of sports and entertainment law. Mr. Breen also has extensive experience in event-based entertainment, having been responsible for the legal documentation relating to the world-famous UK music awards known as the Brit Awards. Mr. Breen holds an Honours LLB degree in law from the University College of Wales, Aberystwyth. The Board believes Mr. Breen’s extensive experience make him uniquely qualified to serve as a director.

Richard G. Boyce - Director

Since 2002, Mr. Boyce has been the managing member of dB, LLC Petroleum Advisors www.dbgeo.com, an oil and gas consultancy. He is also founding director of JHI Associates, Inc., where he serves on the Board of Directors and in management as Executive Vice President and Chief Geoscience officer. Mr. Boyce also serves on the board of Hillair Oil and Gas, Inc. an independent oil company. Mr. Boyce began his career as a geophysicist for The Superior Oil Company with early training at their Geoscience Laboratory in Houston, Texas. In l980, Mr. Boyce transferred to Midland, Texas to continue working for Superior Oil Company until 1983. During his ten-year career in the Permian Basin, Mr. Boyce also worked for both Conquest Exploration Inc. and Hunt Oil Company. In 1991, Mr. Boyce transferred to Dallas, Texas where he served as the Chief Geophysicist for Hunt Oil Company. In 1992 he was appointed the Exploration Manager for the Yemen Hunt Oil Company, and the Exploration Vice President of the Hunt Oil subsidiaries, Ethiopia Hunt Oil, and Jannah Hunt Oil. In 1996, Mr. Boyce started his independent consulting career. Mr. Boyce holds a Bachelor of Science degree as a Geophysical Engineer from the Colorado School of Mines. The Board believes Mr. Boyce’s extensive experience make him uniquely qualified to serve as a director, and his 40-year experience as a geophysicist who is recognized worldwide for his expertise in geology, geophysics and petroleum engineering, and expertise in all aspects of contract negotiations; business development, project finance, government and partner relations, will provide a significant contribution to the growth of the Company.

Term of Office

The term of office for directors is one year, or until his or her successor is duly elected and qualified.

Family Relationships

There are no family relationships between any of our officers and directors.

Corporate Governance

Director Independence

Our board of directors consists of five persons, two of whom, Messrs. Breen and Boyce, are “independent” as defined under the applicable NASDAQ rules. The three that are not independent are significant shareholders of the Company, two are executive officers, Messrs. Kessler and Kaufman, and one is a former executive officer of the Company, Mr. Maatta.

Audit Committee

The Audit Committee was created on March 17, 2013. Currently, the Audit Committee is comprised of two independent Directors: Mr. Breen who serves as Chairman, and Mr. Boyce. The Audit Committee’s functions include: selecting our independent registered public accountants; reviewing the results and scope of the audit and other services provided by our independent registered public accountants; reviewing our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommending, establishing and monitoring the Company’s disclosure controls and procedures. The Company does not have an audit committee financial expert serving on its audit committee in light of its size and the need to control administrative costs. The Company retained outside financial experts to assist in its preparation of financial information and documents during the years ended 2020 and 2021. The Audit Committee did not hold a meeting in 2021.

Compensation Committee

The Compensation Committee was created on March 17, 2013. Currently, the Compensation Committee is comprised of two independent Directors: Mr. Boyce, who serves as the Chairman, and Mr. Breen. The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans. The Compensation Committee did not hold a meeting in 2021.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was created on March 13, 2014. Currently, Mr. Boyce serves as the sole member of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews and provides oversight with regard to the Company’s corporate governance related policies and procedures and also recommends nominees to the Board and committees of the Board, develops and recommends to the Board corporate governance principles, and oversees the evaluation of the Board and management. The Nominating and Corporate Governance Committee did not hold a meeting in 2021.

Code of Ethics

Our board of directors has adopted a Code of Ethical Conduct that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The code is available on our website, www.creekroadminers.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed to report transactions occurring during the fiscal year ended December 31, 2021 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with except as follows: Mr. Maatta did not file a Form 4 for the purpose of reporting one transaction.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is averse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation

Compensation of Executive Officers

The following table summarizes all compensation for the last two fiscal years awarded to, earned by, or paid to our Chief Executive Officer (principal executive officer) and our two most highly compensated executive officers other than our CEO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Compensation of Executive Officers for Fiscal Years Ended December 31, 2021 and 2020

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)		All other Compensation ($)		Total ($)
Paul L. Kessler, Executive Chairman	2021	48,219	6,700,480	(1)(2)	12,015		6,760,714
	2020	45,036	—		11,654		56,690
Scott D. Kaufman, President and Chief Executive	2021	19,518	6,964,563	(1)(3)	200,111	(4)	7,184,192
Officer, and Director	2020	—	—		—		—
John D. Maatta, Former President and Chief	2021	—	85,564	(5)	60,000	(6)	145,564
Executive Officer, and Director	2020	71,102	507,672	(7)	2,877		581,651
Scott Sheikh, Chief Operating Officer and	2021	99,362	2,231,250	(8)	536		2,331,148
General Counsel	2020	—	—		—		—
Alan L. Urban, Chief Financial Officer	2021	—	2,231,250	(8)	—		2,331,250
	2020	—	—		—		—
Heidi Bowman, Former Chief Financial	2021	140,192	—		116		140,308
Officer	2020	—	—		—		—

(1)	Represents the grant date fair value of options granted on December 1, 2021, to purchase 2,625,000 shares of the Company’s common stock with an exercise price of $2.65 per share, a term of 5 years, and a shall vest upon a volume weighted average price (“VWAP”) of the Company’s common stock reaching the following targets: at such time as there is a VWAP equal to $2.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest; at such time as there is a VWAP equal to $3.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest; at such time as there is a VWAP equal to $3.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest; and at such time as there is a VWAP equal to $4.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest.

(2)	Represents 673 shares of Series A preferred stock for settlement of $6,730 of compensation payable to Mr. Kessler under his employment agreement from December 23, 2021 through December 31, 2021.

(3)	Represents 27,048 shares of Series A preferred stock for settlement of $270,812 of compensation payable to Mr. Kaufman under his employment agreement from November 24, 2020 through December 31, 2021, and the grant date fair value of 37,500 options granted on August 3, 2020, to purchase the Company’s common stock with an exercise price of $0.25 per share, as amended, and a term of 5 years.

(4)	Represents a one-time non-accountable expense reimbursement of $200,000 in consideration for significant efforts and diligence in negotiating and structuring investment transactions paid on September 7, 2021.

(5)	Represents 50,767 shares of Series A preferred stock issued for the settlement of $507,672 in outstanding compensation.

(6)	Consulting fees.

(7)	Represents 8,500 shares of Series A preferred stock were issued in satisfaction of an aggregate of $85,546 due under a separation agreement.

(8)	Represents the grant date fair value of options granted on December 1, 2021, to purchase 875,000 shares of the Company’s common stock with an exercise price of $2.65 per share, a term of 5 years, and a shall vest upon a volume weighted average price (“VWAP”) of the Company’s common stock reaching the following targets: at such time as there is a VWAP equal to $2.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest; at such time as there is a VWAP equal to $3.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest; at such time as there is a VWAP equal to $3.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest; and at such time as there is a VWAP equal to $4.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest.

Employment Agreements

Paul L. Kessler – Executive Chairman

On December 23, 2021, the Company entered into an employment agreement with Mr. Kessler. The agreement has a term of two years, subject to automatic renewal for additional terms of one year unless either party gives prior written notice of non-renewal to the other party no later than 30 days prior to the expiration of the then-current term. Mr. Kessler will receive an annual base salary of $250,000, provided that until the uplisting of the common shares of Company onto a national stock exchange or a qualified financing event, the base salary shall be paid in the form of the Company’s Series A Preferred Stock. Mr. Kessler is eligible to receive a discretionary annual cash bonus as determined by the Board (or a committee thereof) in its sole discretion, with a target bonus opportunity of 150% of base salary and maximum bonus opportunity of 300% of base salary.

In addition, in association with the uplisting of the Company’s common stock to a national exchange, the Company shall issue to Mr. Kessler, shares of common stock equal to 5% of the fully diluted shares of common stock of the Company, calculated with the inclusion of Mr. Kessler’s equity stock holdings and shares issuable upon conversion of convertible instruments, preferred stock, options, and warrants. The agreement also contains provisions that prohibit Mr. Kessler from soliciting our employees, and competing with the Company during his employment with us and for one year afterward.

If executive’s employment is terminated (i) due to executive’s death (ii) by the Company due to executive’s disability, or (iii) due to non-renewal by the Company, in each case, executive or executive’s estate or executive’s beneficiaries, shall be entitled to receive payment of executive’s earned but unpaid base salary and the unpaid prior year bonus.

If executive terminated without good reason or due to a non-renewal by executive, executive shall be entitled to receive the unpaid prior year bonus.

If executive is terminated without cause (excluding due to death or disability) or by executive for good reason, executive shall be entitled to receive: (i) the unpaid prior year bonus, if any, (ii) the pro-rata bonus, if any, (iii) an amount of cash equal to 2 times the sum of executive’s base salary and target bonus opportunity.

If executive is terminated without cause (excluding due to death or disability) or by executive for good reason, and in each case such date of termination occurs during the period beginning on the occurrence of a change of control and ending 12 months thereafter, Executive shall be entitled to receive: (i) the unpaid prior year bonus, if any, (ii) the pro-rata bonus, if any, (iii) an amount of cash equal to 3 times the sum of executive’s base salary and target bonus opportunity.

Scott D. Kaufman - President and Chief Executive Officer, and Director

On December 23, 2021, the Company entered into an amended employment agreement with Mr. Kaufman. The agreement has a term of two years, subject to automatic renewal for additional terms of one year unless either party gives prior written notice of non-renewal to the other party no later than 30 days prior to the expiration of the then-current term. Mr. Kaufman will receive an annual base salary of $250,000, provided that until the uplisting of the common shares of Company onto a national stock exchange or a qualified financing event, the base salary shall be paid in the form of the Company’s Series A Preferred Stock. Mr. Kaufman is eligible to receive a discretionary annual cash bonus as determined by the Board (or a committee thereof) in its sole discretion, with a target bonus opportunity of 150% of base salary and maximum bonus opportunity of 300% of base salary.

In addition, in association with the uplisting of the Company’s common stock to a national exchange, the Company shall issue to Mr. Kaufman, shares of common stock equal to 5% of the fully diluted shares of common stock of the Company, calculated with the inclusion of Mr. Kaufman’s equity stock holdings and shares issuable upon conversion of convertible instruments, preferred stock, options, and warrants. The agreement also contains provisions that prohibit Mr. Kaufman from soliciting our employees, and competing with the Company during his employment with us and for one year afterward.

If executive’s employment is terminated (i) due to executive’s death (ii) by the Company due to executive’s disability, or (iii) due to non-renewal by the Company, in each case, executive or executive’s estate or executive’s beneficiaries, shall be entitled to receive payment of Executive’s earned but unpaid base salary and the unpaid prior year bonus.

If executive terminated without good reason or due to a non-renewal by executive, executive shall be entitled to receive the unpaid prior year bonus.

If executive is terminated without cause (excluding due to death or disability) or by executive for good reason, executive shall be entitled to receive: (i) the unpaid prior year bonus, if any, (ii) the pro-rata bonus, if any, (iii) an amount of cash equal to 2 times the sum of executive’s base salary and target bonus opportunity.

If executive is terminated without cause (excluding due to death or disability) or by executive for good reason, and in each case such date of termination occurs during the period beginning on the occurrence of a change of control and ending 12 months thereafter, executive shall be entitled to receive: (i) the unpaid prior year bonus, if any, (ii) the pro-rata bonus, if any, (iii) an amount of cash equal to 3 times the sum of executive’s base salary and target bonus opportunity.

Scott Sheikh – Chief Operating Officer and General Counsel

On December 23, 2021, the Company entered into an amended employment agreement with Mr. Sheik, effective as of October 1, 2021. The agreement has a term of two years, subject to automatic renewal for additional terms of one year unless either party gives prior written notice of non-renewal to the other party no later than 30 days prior to the expiration of the then-current term. Mr. Sheikh will receive an annual base salary of $200,000, and shall be adjusted as agreed to by both parties in the event of an uplisting of the common shares of Company onto a national stock exchange. From the effective fate through March 31, 2022, the base salary shall be paid in the Company’s Series A Preferred Stock delivered on January 1, 2022. Beginning on April 1, 2022 and for six months after the uplisting, Executive may elect to receive his base salary in the form of the Company’s common stock (fully vested). Mr. Sheikh is eligible to receive a discretionary annual cash bonus as determined by the Board (or a committee thereof) in its sole discretion, with a target bonus opportunity of 50% of base salary and maximum bonus opportunity of 150% of base salary. The agreement also contains provisions that prohibit Mr. Sheikh from soliciting our employees during his employment with us and for 6 months afterward.

If executive’s employment is terminated due to executive’s death or by the Company due to executive’s disability, executive or his estate or beneficiaries, as applicable, shall be entitled to 6 months’ base salary at the then current rate, and payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan to which executive was a participant as of the date of death or total disability.

Upon termination of executive’s employment by executive for good reason, executive shall be entitled to the following severance benefits: (i) the greater of 12 months’ base salary at the then current rate or the remainder of the base salary due under the agreement, and payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan to which executive was a participant as of the date of executive’s termination of employment.

Alan L. Urban – Chief Financial Officer

On December 23, 2021, the Company entered into an amended employment agreement with Mr. Urban, effective as of October 1, 2021. The agreement has a term of two years, subject to automatic renewal for additional terms of one year unless either party gives prior written notice of non-renewal to the other party no later than 60 days prior to the expiration of the then-current term. Mr. Urban will receive an annual base salary of $200,000, and shall be adjusted as agreed to by both parties in the event of an uplisting of the common shares of Company onto a national stock exchange. Mr. Urban is eligible to receive a discretionary annual cash bonus as determined by the Board (or a committee thereof) in its sole discretion, with a target bonus opportunity of 50% of base salary and maximum bonus opportunity of 150% of base salary. The agreement also contains provisions that prohibit Mr. Urban from soliciting our employees during his employment with us and for 6 months afterward.

If Executive’s employment is terminated due to executive’s death or by the Company due to executive’s disability, executive or his estate or beneficiaries, as applicable, shall be entitled to 6 months’ base salary at the then current rate, and payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan to which Executive was a participant as of the date of death or total disability.

Upon termination of executive’s employment by executive for good reason, executive shall be entitled to the following severance benefits: (i) the greater of 12 months’ Base Salary at the then current rate or the remainder of the base salary due under the agreement, and payment on a pro-rated basis of any bonus or other payments earned in connection with any bonus plan to which executive was a participant as of the date of Executive’s termination of employment.

Outstanding Equity at Fiscal Year Ended December 31, 2021

The following table sets forth information regarding stock options, warrants and other stock awards for each named executive officer as of December 31, 2021.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2021

	Number of	Number of
	securities	Securities
	underlying	Underlying	Option/	Option/
	unexercised	Unexercised	Warrant	Warrant
	options/warrants	options/warrants	exercise	expiration
Name	exercisable (#)	unexercisable (#)	price ($)	date
Paul L. Kessler	1,312,500	1,312,500	$2.65	12/1/2026
	15,000	—	$0.25	1/22/2024
Scott D. Kaufman	1,312,500	1,312,500	$2.65	12/1/2026
	37,500	—	$0.25	8/3/2025
Scott Sheikh	437,500	437,500	$2.65	12/1/2026
Alan L. Urban	437,500	437,500	$2.65	12/1/2026

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last two fiscal years for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended December 31, 2021 and 2020

		Fees
		earned
		or paid	Stock		Officer
	Fiscal	in cash (9)	Awards		Compensation
Name	Year	($)	($)		($)		Total ($)
Paul L. Kessler	2021	—	—		6,760,714	(1)	6,760,714
	2020	—	—		56,690	(1)	56,690
Scott D. Kaufman	2021	—	—		7,184,192	(1)	7,184,192
	2020	—	45,000	(2)	—		45,000
John D. Maatta (3)	2021	—	30,096	(4)	145,564	(1)	175,660
	2020	—	120,000	(5)	581,651	(1)	701,651
Michael Breen (6)	2021	—	30,096	(4)	—		30,096
	2020	—	45,000	(2)	—		45,000
Richard G. Boyce (7)	2021	—	546,924	(8)	—		546,924
	2020	—	—		—		—
Greg Suess (6)	2021	—	30,096	(4)	—		30,096
	2020	—	45,000	(2)	—		45,000

(1)	For details see Item 11. Executive Compensation.

(2)	Represents the grant date fair value of options granted on August 3, 2020, to purchase 37,500 shares of the Company’s common stock with an exercise price of $1.20 per share, and a term of 5 years.

(3)	Outstanding equity awards as of December 31, 2021, consists of options to purchase 120,000 shares of common stock at an exercise price of $0.25 per share, and warrants to purchase 20,000 shares of common stock at an exercise price of $1.50 per share.

(4)	Represents the grant date fair value of warrants granted on October 12, 2021, to purchase 20,000 shares of the Company’s common stock with an exercise price of $1.50 per share, and a term of 5 years.

(5)	Represents the grant date fair value of options granted on August 3, 2020, to purchase 100,000 shares of the Company’s common stock with an exercise price of $1.20 per share, and a term of 5 years.

(6)	Outstanding equity awards as of December 31, 2021, consists of options to purchase 52,500 shares of common stock at an exercise price of $0.25 per share, and warrants to purchase 20,000 shares of common stock at an exercise price of $1.50 per share.

(7)	Outstanding equity awards as of December 31, 2021, consists of warrants to purchase 400,000 shares of common stock at an exercise price of $1.50 per share.

(8)	Represents the grant date fair value of warrants granted on October 12, 2021, to purchase 400,000 shares of the Company’s common stock with an exercise price of $1.50 per share, a term of 5 years, and vesting as follows: 20% upon execution of the Services Agreement; 20% on January 20, 2022; 20% on April 20, 2022; 20% on July 20, 2022; and 20% on October 20, 2022.

(9)	Non-employee Directors are compensated for their participation in meetings of the Board of Directors and its committees, in the amount of (i) $1,000 for in person meeting, and $250 - $500 per telephonic meeting, depending on the length of the telephonic meeting, and (ii) are provided a monthly retainer of $750 per month. During the years ended December 2021 and 2020, no cash compensation was paid to non-employee Directors; rather such compensation remained accrued and unpaid. The Company may issue stock to non-employee Directors in place and stead of cash compensation with regard to the amounts that have been accrued, and on a going-forward basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 24, 2022, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 25, 2022. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Creek Road Miners, Inc., 2700 Homestead Road, Park City, UT 84098. Applicable percentage ownership in the following table is based on 10,447,103 shares of common stock outstanding as of March 24, 2022 plus, for each person, any securities that person has the right to acquire within 60 days of March 24, 2022.

	Shares
	Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	of Shares
Greater than 5% Shareholder:
Bristol Investment Fund, Ltd. (1) 555 Marin Street, Suite 140 Thousand Oaks, CA 91360	34,130,821	81.4%
Barlock 2019 Fund LP (2) 2700 Homestead Road Park City, UT 84098	17,195,381	64.2%
Leviston Resources, LLC (3) 708 Third Avenue, Suite 600 New York, NY 10017	1,117,700	9.9%
Directors and Executive Officers:
Paul L. Kessler (1)	34,130,821	81.4%
Scott D. Kaufman (2)	17,195,381	64.2%
Scott Sheikh (4)	878,757	7.8%
Alan L. Urban (5)	467,500	4.3%
John D. Maatta (6)	5,592,457	35.0%
Michael Breen (7)	82,500	0.8%
Richard G. Boyce (8)	160,000	1.5%
All Directors and Executive Officers as a group (7 persons)	58,507,416	89.5%

(1)	Paul L. Kessler exercises voting and investment power over the shares held by Bristol Investment Fund, Ltd., Bristol Capital, LLC, Bristol Capital Advisors Profit Sharing Plan, as well as the shares owned my Mr. Kessler himself. Includes 2,589,986 shares of common stock as indicated on the most recent 13D filing, and 14,285,714 shares of common stock issuable upon the conversion of the $2,500,000 secured convertible debenture held by Bristol Investment Fund, Ltd., at a conversion price to $0.175; warrants held by Bristol Investment Fund, Ltd. to acquire 10,000,000 shares of Common Stock at an exercise price of $0.175 per share; 24,450 shares of common stock held by Bristol Capital, LLC; 3,935 shares of common stock held by Mr. Kessler’s IRA; 39,350 shares of common stock held by Bristol Capital Advisors Profit Sharing Plan; options held by Mr. Kessler to acquire 1,312,500 shares of Common Stock at an exercise price of $2.65 per share; options held by Mr. Kessler to acquire 15,000 shares of Common Stock at an exercise price of $0.25 per share; and 5,859,886 shares of common stock issuable upon the conversion of 102,548 shares of Series A preferred stock held by Mr. Kessler, convertible by dividing the stated value per share, currently $10 per share, by the Series A Conversion Price, currently $0.175.

(2)	Scott D. Kaufman exercises voting and investment power over the shares held by Barlock 2019 Fund LP, and Barlock Capital Management, LLC, as well as the shares owned my Mr. Kaufman himself. Includes 14,285,714 shares of common stock issuable upon the conversion of the $2,500,000 secured convertible debenture held by Barlock 2019 Fund LP, at a conversion price to $0.175; options held by Mr. Kaufman to acquire 1,312,500 shares of Common Stock at an exercise price of $2.65 per share; options held by Mr. Kaufman to acquire 37,500 shares of Common Stock at an exercise price of $0.25 per share; and 714,229 shares of common stock issuable upon the conversion of 12,499 shares of Series A preferred stock held by Mr. Kaufman, convertible by dividing the stated value per share, currently $10 per share, by the Series A Conversion Price, currently $0.175. Excludes warrants held by Barlock Capital Management, LLC to acquire 4,285,714 shares of common stock at an exercise price to $0.175 that are subject to a contractually stipulated 4.99% ownership restriction.

(3)	Includes 386,647 shares of common stock as indicated on the most recent 13G filing, and 731,053 shares of common stock issuable upon the conversion of Series B preferred stock, if and when converted. Excludes the following securities subject to a contractually stipulated 9.99% ownership restriction: 1,988,813 shares of common stock issuable upon the conversion of 2,762 shares of Series B preferred stock, convertible by dividing the stated value per share, currently $1,080, by the Series C Conversion Price, currently $1.50, less 731,053 shares of common stock issuable upon the conversion of Series B preferred stock; and warrants to acquire 10,000 shares of Series B preferred stock at an exercise price of $1,000 per share, resulting in 7,200,000 shares of common stock issuable upon the conversion of 1,000 shares of Series B preferred stock, convertible by dividing the stated value per share, currently $1,080, by the Series B Conversion Price, currently $1.50.

(4)	Includes 441,257 shares of common stock issuable upon the conversion of 7,722 shares of Series A preferred stock, convertible by dividing the stated value per share, currently $10 per share, by the Series A Conversion Price, currently $0.175; and options to acquire 437,500 shares of Common Stock at an exercise price of $2.65 per share.

(5)	Includes options to acquire 437,500 shares of Common Stock at an exercise price of $2.65 per share.

(6)	Includes 5,392,457 shares of common stock issuable upon the conversion of 94,368 shares of Series A preferred stock, convertible by dividing the stated value per share, currently $10 per share, by the Series A Conversion Price, currently $0.175; and options to acquire 120,000 shares of common stock at an exercise price of $0.25 per share, and warrants to acquire 20,000 shares of common stock at an exercise price of $1.50 per share.

(7)	Includes options to acquire 52,500 shares of common stock at an exercise price of $0.25 per share, and warrants to acquire 20,000 shares of common stock at an exercise price of $1.50 per share.

(8)	Includes warrants to acquire 160,000 shares of common stock at an exercise price of $1.50 per share.

Equity Compensation Plan Information

On May 9, 2011, the Company adopted the 2016 Incentive Stock Award Plan (the “2011 Plan”), on August 12, 2016, the Company adopted the 2016 Incentive Stock Award Plan (the “2016 Plan”), on August 3, 2020, the Company adopted the 2020 Stock Plan (the “2020 Plan”), and on December 1, 2021, the Company adopted the 2021 Incentive Stock Award Plan (the “2021 Plan”), collectively (the “Plans”). The purpose of the Plans is to grant options to purchase our common stock, and other incentive awards, to our employees, directors and key consultants.

The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2020 Plan was 500,000. On December 1, 2021, all prior stock award plans were retired, and the 2021 Plan was adopted. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2021 Plan is 10,000,000. The shares of our common stock underlying cancelled and forfeited awards issued under the 2021 Plan may again become available for grant under the 2021 Plan. As of December 31, 2021, there were 3,000,000 shares available for grant under the 2021 Plan, and no shares were available for grant under the 2020 Plan, 2016 Plan, or 2011 Plan.

Number of securities
remaining available
for future issuance
	Number of securities to be	Weighted average	under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
2021 Incentive Stock Award Plan	7,000,000	$2.65	3,000,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Note 8. Related Party Transactions, to the consolidated financial statements.

Director Independence

Our board of directors currently consists of five members: Messrs. Kessler (Executive Chairman), Kaufman, Maatta, Breen and Boyce. Our board of directors has determined that Mr. Breen and Mr. Boyce are independent directors as that term is defined in the applicable NASDAQ rules as well as the SEC rules governing the independence of audit committee members. Mr. Breen and Mr. Boyce are each members of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our board of directors. The common stock of the Company is currently quoted on the OTCQB, which currently does not have director independence requirements.

On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director as that term is defined in the applicable NASDAQ rules.

Item 14. Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Maughan Sullivan LLC, our independent registered public accountants in the fiscal years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
Audit Fees	$37,732	$33,000
Audit-Related Fees	—	—
Tax Fees	8,000	7,500
All Other Fees	—	—
Total	$45,732	$40,500

Audit Fees consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, including amendments thereto.

Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”

Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees consists of amounts billed for services other than those noted above.

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2021 and 2020, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the audit committee of our board of directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Creek Road Miners, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated March 31, 2022, are incorporated by reference to Item 8 of this report.

(a)(2) and (c) Financial Statement Schedules

Not required.

(a)(3) and (b) Exhibits

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).
3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).
3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).
3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).
3.10	First Amendment to the Bylaws of Wizard World, Inc. (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2016).
3.11	Certificate of Amendment of Certificate of Incorporation (as filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020).
3.12	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, dated July 16, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock, dated December 1, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2021).
4.1*	Description of Company’s securities.
10.1	Form of Securities Purchase Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2019).
10.2	Form of 12% Senior Secured Convertible Debenture (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 23, 2019).
10.3	Form of Warrant (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 23, 2019).
10.4	Form of Security Agreement (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 23, 2019).

10.5+	Employment Agreement dated as of March 1, 2021 but effective as of November 24, 2020, by and between Wizard Brands, Inc. and Scott D. Kaufman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 3, 2021).
10.6+	Employment Agreement dated as of March 1, 2021 but effective as of November 24, 2020, by and between Wizard Brands, Inc. and Heidi C. Bowman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 3, 2021).
10.7+	Separation Agreement entered into as of February 20, 2021 between Wizard Brands, Inc. and John D. Maatta (incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 3, 2021).
10.8	Securities Purchase Agreement dated March 26, 2021, between Wizard Brands, Inc. and Leviston Resources LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 2, 2021).
10.9	Amendment No.1 to Securities Purchase Agreement, dated as of July 16, 2021, between Creek Road Miners, Inc. and Leviston Resources, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021).
10.10	Registration Rights Agreement dated March 26, 2021, between Wizard Brands, Inc. and Leviston Resources LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 2, 2021).
10.11	Amendment No. 1 to Registration Rights Agreement, dated July 16, 2021, between Creek Road Miners, Inc. and Leviston Resources, LLC (as filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021).
10.12	Series B Preferred Stock Purchase Warrant (Series 1) issued to Leviston Resources LLC (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 2, 2021).
10.13	Amendment No. 1 to Series B Preferred Stock Purchase Warrant (Series 1) issued to Leviston Resources LLC, dated July 16, 2021 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021).
10.14	Series B Preferred Stock Purchase Warrant (Series 2) issued to Leviston Resources LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 2, 2021).
10.15	Amendment No. 1 to Series B Preferred Stock Purchase Warrant (Series 2) issued to Leviston Resources LLC, dated July 16, 2021(incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021).
10.16	Asset Purchase Agreement dated August 6, 2021, between Kick the Can Corp. and Informa Pop Culture Events, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2021).
10.17	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 31, 2021).
10.18	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 31, 2021).
10.19	Form of Convertible Promissory Note, dated August 19, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2011).
10.20	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 10, 2021).
10.21	Form of Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 10, 2021).
10.22	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 10, 2021).
10.23+	Employment Agreement dated as of December 23, 2021, by and between Creek Road Miners, Inc. and Paul L. Kessler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2021).
10.24+	Amended and Restated Employment Agreement of Scott D. Kaufman dated as of December 23, 2021, by and between Creek Road Miners, Inc. and Paul L. Kessler (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 23, 2021).
10.25+	Employment Agreement dated as of December 23, 2021, by and between Creek Road Miners, Inc. and Scott A. Sheikh (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 23, 2021).
10.26+	Employment Agreement dated as of December 23, 2021, by and between Creek Road Miners, Inc. and Alan Urban (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 23, 2021).
10.27	Contract with CDMG, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021).
10.28	Contract with CDMG, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021)
10.29	Contract with Retro Wall Street Consulting, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021).
10.30	Non-Fixed Price Sales and Purchase Agreement dated December 17, 2021 between Creek Road Miners, Inc. and Bitmain Technologies Limited (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed on March 11, 2022).
10.31	Gas Supply Agreement dated as of October 22, 2021 between Creek Road Miners, Inc. and American Natural Energy Corporation (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed on March 11, 2022).
10.32	Terms and Conditions of Braiins Mining Limited (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed on March 11, 2022).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).
23.1*	Consent of MaughanSullivan LLC.
24.1	Power of Attorney (included on signature pages).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

+ Indicates a management contract or compensatory plan or arrangement

† Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these section

Item 16. Form 10-K Summary

The Company has elected not to include a summary of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREEK ROAD MINERS, INC.

	By:	/s/ Scott D. Kaufman
Scott D. Kaufman
Date: March 31, 2022		President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan L. Urban
Alan L. Urban
Date: March 31, 2022		Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott D. Kaufman and Alan L. Urban, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Kaufman
Scott D. Kaufman	Chief Executive Officer (Principal Executive Officer), President and Director	March 31, 2022

/s/ Alan L. Urban
Alan L. Urban	Chief Financial Officer (Principal Financial	March 31, 2022
and Accounting Officer)

/s/ Paul L. Kessler
Pail Kessler	Executive Chairman	March 31, 2022

/s/ John D. Maatta
John D. Maatta	Director	March 31, 2022

/s/ Michael Breen
Michael Breen	Director	March 31, 2022

/s/ Richard G. Boyce
Richard G. Boyce	Director	March 31, 2022

