Form 10-Q
period 2022-03-31
Creek Road Miners, Inc.
filed 2022-05-16
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 9, 2022
Common Stock, $0.0001 par value	12,205,408

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,121,899	$2,785,188
Accounts receivable,	121	427
Prepaid expenses	164,163	107,749
Deposits on mining equipment	6,905,420	7,613,230
Inventory	16,818	18,725
Cryptocurrency	532,736	302,654
Total current assets	8,741,157	10,827,973
Other assets:
Property and equipment, net of accumulated depreciation of $253,656 and $89,136, respectively	4,173,772	2,226,360
Right of use asset, net of accumulated amortization of $307,396 and $299,583 respectively	119,522	127,335
Deposits and other assets	18,201	18,201
Total assets	$13,052,652	$13,199,869

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$932,507	$801,747
Accrued interest and expenses – related parties	2,435,753	2,231,558
Lease liability, current portion	35,248	33,977
Secured convertible debenture – related party	2,496,850	2,500,000
Current liabilities associated with discontinued operations	463,645	472,029
Total current liabilities	6,364,003	6,039,311
Non-current liabilities:
Lease liability, long term portion	91,885	101,116
Secured convertible debenture – related party	2,496,850	2,500,000
SBA/PPP loans payable	149,900	361,595
Total non-current liabilities	2,738,635	2,962,711
Total liabilities	9,102,638	9,002,022
Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized:
Series A convertible preferred stock; $0.0001 par value; 500,000 shares authorized; 219,238 and 223,964 shares issued and outstanding, respectively	22	22
Series B convertible preferred stock; $0.0001 par value; 20,000 shares authorized; 2,300 and 3,720 shares issued and outstanding, respectively	—	—
Series C convertible preferred stock; $0.0001 par value; 15,000 shares authorized; 7,880 shares issued and outstanding, respectively	1	1
Common stock; $0.0001 par value; 100,000,000 shares authorized; 11,439,805 and 8,191,382 shares issued and outstanding, respectively	1,144	819
Additional paid-in capital	54,347,791	51,506,854
Accumulated deficit	(50,398,944)	(47,309,849)
Total stockholders’ equity	3,950,014	4,197,847
Total liabilities and stockholders’ equity	$13,052,652	$13,199,869

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Cryptocurrency mining	$343,055	$—
eCommerce	42,059	172,698
Total revenue	385,114	172,698

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	386,342	—
eCommerce costs	17,478	75,199
Depreciation and amortization	164,520	4,955
Stock based compensation	1,923,105	1,847,556
General and administrative	932,861	1,067,891
Impairment of mined cryptocurrency	106,105	—
Total operating expenses	3,530,411	2,995,601
Loss from operations	(3,145,297)	(2,822,903)

Other income (expense):
PPP loan forgiveness	197,662	—
Interest expense	(148,064)	(224,092)
Other income	—	—
Total other income (expense)	49,598	(224,092)

Loss from operations before provision for income taxes	(3,095,699)	(3,046,995)
Provision for income taxes	—	—
Loss from continuing operations	(3,095,699)	(3,046,995)

Discontinued operations:
Income (loss) from discontinued operations	6,604	578,120
Gain on sale of discontinued operations	—	—
Net income from discontinued operations	6,604	578,120

Net loss	$(3,089,095)	$(2,468,875)

Dividends on preferred stock	(99,510)	(56,898)
Earnings attributable to common stockholders	$(3,188,605)	$(2,525,773)

Earnings (loss) per common share:
Earnings (loss) per share from continuing operations, basic and diluted	$(0.34)	$(0.89)
Earnings per share from discontinued operations, basic and diluted	$—	$0.17
Earnings (loss) per share, basic and diluted	$(0.34)	$(0.72)
Weighted average common shares outstanding, basic and diluted	9,427,905	3,506,752

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2020	173,993	$17	-	$-	-	$-	3,506,752	$351	$23,206,367	$(30,039,146)	$(12,498)	$(6,844,909)

Stock based compensation	-	-	-	-	-	-	-	-	97,425	-	-	97,425
Warrants issued for services	-	-	-	-	-	-	-	-	1,562,881	-	-	1,562,881
Issuance of series A preferred stock to settle accrued liabilities and compensation	43,300	4	-	-	-	-	-	-	433,880	-	-	433,884
Issuance of series B preferred stock and warrants, net	-	-	2,000	1	-	-	-	-	1,724,999	-	-	1,725,000
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(56,898)	-	-	(56,898)
Net loss	-	-	-	-	-	-	-	-	-	(2,468,875)	-	(2,468,875)
Balance, March 31, 2021	217,293	$21	2,000	$1	-	$-	3,506,752	$351	$26,968,654	$(32,508,021)	$(12,498)	$(5,551,492)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2021	223,964	$22	3,720	$-	7,880	$1	8,191,382	$819	$51,506,854	$(47,309,849)	$-	$4,197,847

Warrants issued for services	-	-	-	-	-	-	-	-	109,383	-	-	109,383
Exercise of warrants	-	-	-	-	-	-	600,000	60	899,940	-	-	900,000
Replacement warrants issued	-	-	-	-	-	-	-	-	1,608,000	-	-	1,608,000
Exercise of stock options	-	-	-	-	-	-	185,216	19	(19)	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	30,000	3	44,997	-	-	45,000
Issuance of series A preferred stock to settle compensation	16,072	2	-	-	-	-	-	-	160,718	-	-	160,720
Issuance of series B preferred stock to settle liabilities	-	-	112	-	-	-	-	-	111,459	-	-	111,459
Conversion of series A preferred stock to common	(20,798)	(2)	-	-	-	-	1,188,456	119	(117)	-	-	-
Conversion of series B preferred stock to common	-	-	(1,532)	-	-	-	1,208,751	120	(120)	-	-	-
Conversion of secured convertible debenture to Common stock	-	-	-	-	-	-	36,000	4	6,296	-	-	6,300
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(66,763)	-	-	(66,763)
Dividend on Series B preferred stock	-	-	-	-	-	-	-	-	(32,837)	-	-	(32,837)
Net loss	-		-	-	-	-	-	-	-	(3,089,095)	-	(3,089,095)
Balance, March 31, 2022	219,238	$22	2,300	$-	7,880	$1	11,439,805	$1,144	$54,347,791	$(50,398,944)	$-	$3,950,014

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(3,089,095)	$(2,468,875)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,520	4,955
Accretion of debt discount	—	70,180
Amortization of lease right	(148)	(500)
Stock based compensation	1,923,105	2,094,190
Impairment of cryptocurrency	106,105	—
PPP loan forgiveness	(197,662)	—
Changes in operating assets and liabilities:
Accounts receivable	307	33,452
Prepaid expenses	(56,414)	(302,292)
Inventory	1,906	(68,339)
Cryptocurrency, net of mining fees	(336,187)	—
Current assets associated with discontinued operations	—	226,988
Security deposits	—	102
Assets associated with discontinued operations	—	(231,294)
Accounts payable and accrued expenses	446,413	153,878
Accrued and unpaid dividends on preferred stock	(99,600)	(56,898)
Liabilities associated with discontinued operations	(8,384)	(640,587)
Net cash used in operating activities	(1,145,134)	(1,185,040)

Cash flow from investing activities:
Deposits on mining equipment, net	707,810	—
Purchase of property and equipment	(2,111,932)	—
Net cash used in investing activities	(1,404,122)	—

Cash flow from financing activities:
Proceeds from the issuance of series B preferred stock and warrants, net	—	1,725,000
Proceeds from the exercise of warrants	900,000	—
Proceeds (paydown) of SBA/PPP loans payable	(14,033)	197,662
Net cash provided by financing activities	885,967	1,922,662

Net increase (decrease) in cash and cash equivalents	(1,663,289)	737,622
Cash and cash equivalents, beginning of period	2,785,188	1,897,703
Cash and cash equivalents, end of period	$1,121,899	$2,635,325

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosures of noncash investing and financing activity:
Issuance of series A preferred stock to settle accrued liabilities and compensation	$160,720	$433,880
Issuance of series B preferred stock to settle accrued liabilities	$111,459	$—
Conversion of preferred stock to common stock	$239	$—
Conversion of secured convertible debentures to common stock	$6,300	$—

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2022

(Unaudited)

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

Nature of Business

Cryptocurrency Mining

We currently generate substantially all our revenue through cryptocurrency we earn through our mining activities, which we may strategically hold or sell at beneficial prices and times. We currently mine and hold Bitcoin exclusively. We plan to hold our mined Bitcoin in excess of our operating and capital expenditure needs until the next halving event (expected to occur around March 2024), which we believe will lead to an increase in the market price of Bitcoin, other than for such sales of Bitcoin as determine to be necessary to fund operating or capital expenses, such as our purchase commitments for additional miners from Bitmain. While we do not have the intention of mining any other cryptocurrencies in the near future, we may expand our mining operations to include additional crypto assets if, after evaluation of the financial merits of such crypto assets based on a number of factors, including the anticipated profitability and price stability of such crypto assets and the ability and cost of our existing miners to mine for such digital assets, we determine that such additional crypto assets are reasonably likely to result in better margin than Bitcoin. Our mining operations commenced on October 24, 2021. We use special cryptocurrency mining computers (known as “miners”) to solve complex cryptographic algorithms to support the Bitcoin blockchain and, in return, receive Bitcoin as our reward. Miners measure their processing power, which is known as “hashing” power, in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” We participate in mining pools that pool the resources of groups of miners and split cryptocurrency rewards earned according to the “hashing” capacity each miner contributes to the mining pool.

Mining Equipment

All of the miners we operate were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. In October 2021 we put 156 Bitmain S19J Pro miners into production, and added another 84 into production in December 2021. In March 2022 we received 270 Bitmain S19 miners but as of March 31, 2022 they had yet to be placed into production. As of March 31, 2022, we had 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity in production, we had received 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity not yet placed into production, and had deposits for an additional 870 miners with 111.1 Ph/s hashing capacity to be delivered in 2022 as follows:

●	270 Bitmain S19J Pro (100 Th/s per miner, total 27 Ph/s hashing capacity) delivered in April 2022
●	600 Bitmain S19XP (140 Th/s per miner, total 84 Ph/s hashing capacity) delivery expected July through December 2022

After the delivery of the miners above we will have a total of 1,380 miners with 159.3 Ph/s of hashing capacity.

The purchase commitment for undelivered miners as of March 31, 2022 totals $9,378,300, including $6,203,100 paid as deposits as of March 31, 2022, and the remaining $3,175,200 due to be paid monthly from the proceeds of the sale of earned Bitcoin during the year ending December 31, 2022 or, if necessary or advisable, with earned Bitcoin to the extent that the vendor accepts Bitcoin as a form of payment or from additional capital raising, which may be debt or equity, or a combination thereof pursuant to a private or public offering, with the last payment scheduled to occur on November 10, 2022.

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

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies	—	(106,105)
Balance March 31, 2022	14.7	$532,736

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

We plan to hold our mined Bitcoin until the next halving event (expected to occur around March 2024), which we believe will lead to an increase in the market price of Bitcoin, other than for such sales of Bitcoin as determine to be necessary to fund operating or capital expenses, such as our purchase commitments for additional miners from Bitmain.

Government Regulation

Cryptocurrency is increasingly becoming subject to governmental regulation, both in the U.S. and internationally. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Numerous regulatory bodies have shown an interest in regulating blockchain or cryptocurrency activities. For example, on March 9, 2022 President Biden signed an executive order on cryptocurrencies. While the executive order does not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws and regulation which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

Note 2. Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $3,095,699, and $3,046,995, for the three months ended March 31, 2022 and 2021, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On March 31, 2022, we had cash and cash equivalents of approximately $1.1 million and working capital of approximately $2.4 million.

We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which has raised substantial doubts about the Company’s ability to continue as a going concern. However, the Company believes that the effects of the sale of its legacy operations during 2021, and the entrance into cryptocurrency mining operations that began in October 2021, will guide the Company in a positive direction as we continue to strive to attain profitability, but there is no absolute certainty that profitability can be achieved.

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

Discontinued Operations

On August 6, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Informa. Pursuant to the Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, the Company sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the periods ending March 31, 2022, and December 31, 2021, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the periods ending March 31, 2022 and 2021, are classified as discontinued operations.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period. Potential common shares are excluded from the computation when their effect is antidilutive. Basic and diluted earnings (loss) attributable to common stockholders is the same for the three months ended March 31, 2022 and 2021, because the Company has only incurred losses and all potentially dilutive securities are anti-dilutive. Potentially dilutive securities that were not included in the computation of diluted earnings (loss) attributable to common stockholders at March 31, 2022 because their inclusion would be anti-dilutive are as follows:

Potentially Dilutive Security	Quantity	Stated Value Per Share (1)	Total Value or Stated Value	Assumed Conversion Price (1)	Resulting Common Shares
Common stock options	7,434,250	$—	$—	—	7,434,250
Common stock warrants	23,360,926	—	—	—	23,360,926
Series A preferred stock	219,238	10	2,192,380	0.175	12,527,886
Series B preferred stock	2,300	1,080	2,484,000	1.500	1,656,000
Series C preferred stock	7,880	1,111	8,754,680	1.500	5,836,453
Series B preferred stock warrants	10,000	1,080	10,800,000	1.500	7,200,000
Secured convertible debentures – related parties	—	—	4,993,700	0.175	28,535,429
Total					86,550,944

(1)	As of March 31, 2022

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

Note 4. Deposits on Mining Equipment

During the year ended December 31, 2021, the Company entered into purchase agreements with mining equipment suppliers for the acquisition of the mining equipment to be shipped and delivered during 2022 as presented below:

●	270 Bitmain S19 (90 Th/s per miner, total 24.3 Ph/s hashing capacity) delivered in March 2022 but not yet placed into production as of March 31, 2022
●	270 Bitmain S19J Pro (100 Th/s per miner, total 27 Ph/s hashing capacity) delivered in April 2022
●	600 Bitmain S19XP (140 Th/s per miner, total 84 Ph/s hashing capacity) delivery expected July through December 2022

The purchase commitment for undelivered miners as of March 31, 2022 totals $9,378,300, including $6,203,100 paid as deposits as of the period ending March 31, 2022, and the remaining $3,175,200 due to be paid monthly from the proceeds of the sale of earned Bitcoin during the year ending December 31, 2022 or, if necessary or advisable, with earned Bitcoin to the extent that the vendor accepts Bitcoin as a form of payment or from additional capital raising, which may be debt or equity, or a combination thereof pursuant to a private or public offering, with the last payment scheduled to occur on November 10, 2022.

Deposits on mining equipment, consisted of the following:

	Cryptocurrency Miners	Mobile Data Centers	Total
Balance December 31, 2020	$—	$—	$—
Deposits on equipment during the period	7,089,000	524,230	7,613,230
Equipment delivered during the period	—	—	—
Balance December 31, 2021	$7,089,000	$524,230	$7,613,230
Deposits on equipment during the period	1,220,100	178,090	1,398,190
Equipment delivered during the period	(2,106,000)	—	(2,106,000)
Balance March 31, 2022	$6,203,100	$702,320	$6,905,420

Note 5. Cryptocurrency

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The Company recognized an impairment, or write down, of cryptocurrency (Bitcoin) rewards to the lowest fair market value of Bitcoin from the time the reward was earned through March 31, 2022. The impairment amounted to $106,105 for the three months ended March 31, 2022. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies (1)	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies (1)	—	(106,105)
Balance March 31, 2022	14.7	$532,736

(1)	The Company recognized an impairment, or write down, of cryptocurrency (Bitcoin) rewards to the lowest fair market value of Bitcoin from the time the reward was earned through the end of the reporting period. If the subsequent market price of Bitcoin increases, the asset balance will not be adjusted for the increase.

Note 6. Property and Equipment

Property and equipment, excluding those associated with discontinued operations, stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2022	December 31, 2021
Cryptocurrency miners	$3,890,063	$1,784,062
Mobile data center	524,594	518,663
Computer equipment	12,771	12,771
Software	—	—
Equipment	—	—
Total	4,427,428	2,315,496
Less accumulated depreciation	(253,656)	(89,136)
Net, Property and equipment	$4,173,772	$2,226,360

Depreciation expense, excluding that associated with discontinued operations, for the three months ended March 31, 2022 and 2021 amounted to $164,520 and $4,955, respectively.

All of the miners we operate were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. In October 2021 we put 156 Bitmain S19J Pro miners into production and added another 84 into production in December 2021. In March 2022 we received 270 Bitmain S19 miners but as of March 31, 2022 they had yet to be placed into production. As of March 31, 2021, we had 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity in production, 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity not in production, and deposits for an additional 870 miners with 111 Ph/s hashing capacity to be delivered in 2022.

Note 7. Amounts Due to Related Parties

Amounts due to related parties as of March 31, 2022 consisted of the following:

	Bristol Capital, LLC	Bristol Investment Fund, Ltd.	Barlock 2019 Fund, LP	Total
Accrued Interest and expenses	$150,000	$1,599,452	$686,301	$2,435,753
Current secured convertible debenture	—	2,496,850	—	2,496,850
Non-current secured convertible debenture	—	—	2,496,850	2,496,850
Total	$150,000	$4,096,302	$3,183,151	$7,429,453

Amounts due to related parties as of December 31, 2021 consisted of the following:

	Bristol Capital, LLC	Bristol Investment Fund, Ltd.	Barlock 2019 Fund, LP	Total
Accrued Interest and expenses	$93,750	$1,525,479	$612,329	$2,231,558
Current secured convertible debenture	—	2,500,000	—	2,500,000
Non-current secured convertible debenture	—	—	2,500,000	2,500,000
Total	$93,750	$4,025,479	$3,112,329	$7,231,558

As of March 31, 2022, the secured convertible debentures with an aggregate principal amount of $4,993,700, comprised of a secured convertible debenture with a principal amount of $2,496,850 held by Bristol Investment Fund and a secured convertible debenture with a principal amount of $2,496,850 held by Barlock 2019 Fund, LP, were convertible into an aggregate of 28,535,429 shares of common stock (exclusive of any accrued and unpaid interest), using a conversion price of $0.175.

Note 8. Related Party Transactions

The Company has entered into transactions with the following related parties:

Related Party: Bristol Capital, LLC

Bristol Capital, LLC (“Bristol Capital”) is managed by Paul L. Kessler. Mr. Kessler served as Executive Chairman of the Company from December 29, 2016, through November 24, 2020, when Mr. Kessler resigned his position, but continued to serve as member of the Board of Directors. On December 1, 2021, Mr. Kessler was again appointed Executive Chairman of the Company.

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

During the years three months ended March 31, 2022 and 2021, the Company incurred expenses of approximately $56,250, for each period for consulting services provided by Bristol Capital. As of March 31, 2022 and December 31, 2021, the amount accrued to Bristol Capital for consulting services was $150,000 and $93,750, respectively.

Non-Accountable Expense Reimbursement

On September 7, 2021, Bristol Capital received a one-time non-accountable expense reimbursement of $200,000 in consideration for significant efforts and diligence in negotiating and structuring investment transactions.

Reimbursement of Legal Fees

In January 2022, Bristol Capital was reimbursed for $12,040 in legal fees.

Related Party: Bristol Capital Advisors, LLC

Bristol Capital Advisors, LLC (“Bristol Capital Advisors”) is managed by Paul L. Kessler.

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

Related Party: Bristol Investment Fund, Ltd.

Bristol Investment Fund, Ltd. (“Bristol Investment Fund”) is managed by Bristol Capital Advisors, which in turn is managed by Paul L. Kessler.

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

During March 31, 2022, secured convertible debenture principal in the amount of $3,150 was converted into 18,000 shares of common stock using a conversion price of $0.175.

As of March 31, 2022, the secured convertible debenture with a principal amount of $2,496,850 held by Bristol Investment Fund was convertible into 14,267,714 shares of common stock using a conversion price of $0.175.

As of March 31, 2022 and December 31, 2021, the amount of accrued interest payable to Bristol Investment Fund under the secured convertible debenture was $1,599,452, and $1,525,479, respectively.

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

As of March 31, 2022, Bristol Investment Fund held series A common stock purchase warrants to acquire 10,000,000 shares of common stock at an exercise price of $0.175.

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

Upon issuance of the secured convertible debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense on the consolidated statement of operations. There was unamortized debt discount of $0 as of March 31, 2022 and December 31, 2021.

Related Party: Barlock 2019 Fund, LP

Barlock 2019 Fund, LP (“Barlock”), is co-managed by Scott D. Kaufman and an unaffiliated individual. Mr. Kaufman has served as Chief Executive Officer of the Company since November 24, 2020.

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

During the three months ended March 31, 2022, the principal amount of $3,150 under the secured convertible debenture was converted into 18,000 shares of common stock at a conversion price of $0.175.

As of March 31, 2022, the secured convertible debenture with a principal amount of $2,496,850 held by Barlock was convertible into 14,267,714 shares of common stock at a conversion price of $0.175.

As of March 31, 2022 and December 31, 2021, the amount of accrued interest payable to Barlock under the secured convertible debenture was $686,301, and $612,239, respectively.

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

As of March 31, 2022, Barlock Capital Management, LLC held series A common stock purchase warrants to acquire 4,285,714 shares of common stock at an exercise price to $0.175.

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

Upon issuance of the secured convertible debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense on the consolidated statement of operations. There was unamortized debt discount of $0, as of March 31, 2022 and December 31, 2021, respectively.

Related Party: Barlock Capital Management, LLC

Barlock Capital Management, LLC, is co-managed by Scott D. Kaufman and an unaffiliated individual. Mr. Kaufman has served as Chief Executive Officer of the Company since November 24, 2020. From September 2021 through December 2021, the Company rented executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month from Barlock Capital Management, LLC. The amount of rent paid to Barlock Capital Management, LLC for the three months ended March 31, 2022 amounted to $0.

In addition, the company paid management fees to Barlock Capital Management, LLC in the amount of $0 and $24,000, for the three months ended March 31, 2022 and 2021, respectively.

Related Party: American Natural Energy Corporation

Scott D. Kaufman, who has served as Chief Executive Officer of the Company since November 24, 2020, is a director and shareholder of American Natural Energy Corporation (“ANEC”). In addition, Richard G. Boyce is a current director, and is also a director of ANEC. Mr. Kaufman may be deemed to share voting control over a majority of the shares of ANEC with an unaffiliated individual but only to the extent the two of them concur in any voting decision. On October 22, 2021, the Company entered into an agreement with ANEC, where ANEC would: (i) allow the Company to moor a barge on the ANEC operations site with the Company’s mobile data center that houses cryptocurrency miners and a mobile turbine, and, (ii) supply natural gas to power a mobile turbine that produces electricity that, in turn, is used to power the miners. ANEC charges the Company for the amount of natural gas used based on the daily spot price of an unaffiliated third party, and a daily fee of $1,500 during the initial 90-day term, and $2,000 thereafter, for the use of their operations site to moor the barge. The agreement has an initial term of 90 days and continues on a month-to-month basis for 3 additional months. Either party may terminate the agreement at the end of the initial term, or at any time during the additional 3 months term by providing the other party 30-day notice. ANEC may terminate the agreement at any time under certain conditions. The total amount paid to ANEC under the agreement for the three months ended March 31, 2022 amounted to approximately $230,000.

In addition, in January 2022, the Company began renting executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month from ANEC. The amount of rent paid to ANEC for the three months ended March 31, 2022 amounted to approximately $9,000.

Related Party: Scott D. Kaufman, Chief Executive Officer

On September 7, 2021, Scott D. Kaufman, who has served as Chief Executive Officer of the Company since November 24, 2020, received a one-time non-accountable expense reimbursement of $200,000 in consideration for significant efforts and diligence in negotiating and structuring investment transactions.

Related Party: K2PC Consulting, LLC

K2PC Consulting, LLC is managed by the spouse of Scott D. Kaufman, who has served as Chief Executive Officer of the Company since November 24, 2020. The company paid marketing fees to K2PC Consulting, LLC in the amount of $7,850 and $0, for the three months ended March 31, 2022 and 2021, respectively.

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

Related Party: CONtv

CONtv is a joint venture with third parties and Bristol Capital, LLC. The Company holds a limited and passive interest of 10% in CONtv. As of March 31, 2022 and December 31, 2021, the investment in CONtv and the amount due to CONtv was $0, for both periods.

Note 9. SBA/PPP Notes Payable

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

SBA Guaranteed PPP Loan

On April 30, 2020, the Company entered into an SBA guaranteed PPP loan. The Company received aggregate proceeds of $197,600 under the loan. The loan accrues interest at a rate of 1.00%. On December 11, 2021, the SBA forgave $183,567 of loan principal. As of March 31, 2022 and December 31, 2021, the outstanding balance under the loan was $0 and $14,033, respectively.

SBA Loan

On May 31, 2020, the Company entered into a loan agreement with the SBA. The Company received aggregate proceeds of $149,900 under the loan. The loan accrues interest at a rate of 3.75%, and will mature in June 2050. As of March 31, 2022 and December 31, 2021, the outstanding balance under the loan was $149,900, for both periods.

Second Draw SBA Guaranteed PPP Loan

On February 24, 2021, the Company entered into a Second Draw SBA guaranteed PPP loan. The Company received aggregate proceeds of $197,662 under the loan. The loan accrues interest at a rate of 1.00%, and will mature in February 2026. On March 10, 2022, the SBA forgave $197,662 of loan principal. As of March 31, 2022 and 2021, the outstanding balance under the loan was $0 and $197,662, respectively.

The following table summarizes PPP/SBA loans payable:

	As of
	March 31, 2022	December 31, 2021
SBA Guaranteed PPP Loan	$—	$14,033
SBA Loan	149,900	149,900
Second Draw SBA Guaranteed PPP Loan	—	197,662
Total	$149,900	$361,595

Note 10. Contingencies and Commitments

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

Russia – Ukraine Conflict

The Russia – Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. The Company does not receive goods or services sourced from those countries, does not anticipate any disruption in its supply chain and has no business relationships, connections to or assets in Russia, Belarus or Ukraine. No impairments to assets have been made due to the conflict. We are unable at this time to know the full ramifications of the Russia – Ukraine conflict and its effects on our business.

Note 11. Common Stock Options

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

The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2020 Plan was 500,000. On December 1, 2021, all prior stock award plans were retired, and the 2021 Plan was adopted. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2021 Plan is 10,000,000. The shares of our common stock underlying cancelled and forfeited awards issued under the 2021 Plan may again become available for grant under the 2021 Plan. As of March 31, 2022, there were 3,000,000 shares available for grant under the 2021 Plan, and no shares were available for grant under the 2020 Plan, 2016 Plan, or 2011 Plan.

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

The following table summarizes stock option activity during the three months ended March 31, 2022:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2021	7,651,750	$2.45
Granted	—	—
Exercised	(217,500)	0.42
Forfeited/Cancelled	—	—
Outstanding at March 31, 2022	7,434,250	$2.51

Exercisable at December 31, 2021	4,151,750	$2.28
Exercisable at March 31, 2022	3,934,250	$2.39

The weighted average remaining contractual life of all options outstanding as of March 31, 2022 was 4.5 years. The weighted average remaining contractual life for options vested and exercisable at March 31, 2022 was 4.35 years. Furthermore, the aggregate intrinsic value of options outstanding as of March 31, 2022 was $1,420,718, based on the fair value of the Company’s common stock on March 31, 2022.

During the three months ended March 31, 2022, the Company issued 185,216 net shares of common stock upon the cashless exercise of options underlying 217,500 shares of common stock.

Additional information regarding stock options outstanding and exercisable as of March 31, 2022 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.25	434,250	1.7	434,250
2.65	7,000,000	4.7	3,500,000
Total	7,434,250		3,934,250

Note 12. Common Stock Warrants

On January 1, 2022, the Company granted warrants to purchase shares of the Company’s common stock to a consultant in connection with the issuance of Series C preferred stock as follows: a warrant to purchase 400,000 shares with an exercise price of $1.50 per share, and a term of 5 years; a warrant to purchase 250,000 shares with an exercise price of $2.50 per share, and term of 5 years; and a warrant to purchase 250,000 shares with an exercise price of $2.75 per share, and term of 5 years.

On March 29, 2022, the Company offered 16 warrant holders replacement warrants with an exercise price of $1.50 per common share, in exchange for any warrants exercised at this time at the exercise price of $1.50 per common share. The issuance of replacement warrants has the effect of resetting the conversion price of all outstanding shares of Series C preferred stock to $1.50 per common share and resetting the exercise price of all outstanding warrants to $1.50 per common shares in instances where those conversion and exercise prices are above $1.50.

On March 30, 2022, warrants to purchase 600,000 shares of the Company’s common stock were exercised by one warrant holder resulting in $900,000 in cash proceeds being received by the Company. The Company issued replacement warrants to purchase 600,000 shares of the Company’s common stock to such warrant holder.

The following table summarizes common stock warrant activity during the three months ended March 31, 2022:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	22,460,926	$0.82
Granted	1,500,000	1.88
Exercised	(600,000)	1.50
Forfeited/Cancelled	—	—
Outstanding at March 31, 2022	22,360,926	$0.71	(1)

Exercisable at December 31, 2021	21,690,926	$0.80
Exercisable at March 31, 2022	22,670,926	$0.68

(1)	On March 29, 2022, the Company offered 16 warrant holders replacement warrants with an exercise price of $1.50 per common share, in exchange for any warrants exercised at this time at the exercise price of $1.50 per common share. The issuance of replacement warrants has the effect of resetting the conversion price of all outstanding shares of Series C preferred stock to $1.50 per common share and resetting the exercise price of all outstanding warrants to $1.50 per common shares in instances where those conversion and exercise prices are above $1.50.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes calculation for the common stock warrants granted during the three months ended March 31, 2022:

Assumptions
Expected dividend yield	0%
Risk-free interest rate	2.09%
Expected life (in years)	3
Expected volatility	297%

The weighted average remaining contractual life of all common stock warrants outstanding as of March 31, 2022 was 3.28 years. Furthermore, the aggregate intrinsic value of common stock warrants outstanding as of March 31, 2022 was $47,245,839, based on the fair value of the Company’s common stock on March 31, 2022.

Additional information regarding common stock warrants outstanding and exercisable as of March 31, 2022 is as follows:

Warrant		Remaining
Exercise	Warrants	Contractual	Warrants
Price	Outstanding	Life (in years)	Exercisable
$0.18	14,285,714	2.7	14,285,714
0.50	50,000	3.9	50,000
1.00	300,000	2.0	300,000
1.50	8,045,212	4.3	7,355,212
1.53	180,000	2.4	180,000
2.50	250,000	4.8	250,000
2.75	250,000	4.8	250,000
Total	23,360,926		22,670,926

Note 13. Series B Preferred Stock Warrants

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

The Series B preferred stock issuable upon exercise of the Series B preferred stock warrants are automatically convertible into shares of common stock at the Series B conversion price. Each share of our Series B preferred stock is convertible into a number of shares of our common stock determined by dividing the aggregate stated value for the Series B preferred stock being converted ($1,080 per share, as amended, subject to adjustment as set forth in the currently effective Series B Certificate of Designation) by the then-applicable conversion price (initially $1.50 per share), subject to adjustment as set forth in the currently effective Series B Certificate of Designation. As of March 31, 2021, in connection with the issuance of Series B preferred stock, there were outstanding warrants to acquire 10,000 shares of Series B preferred stock at an exercise price of $1,000, resulting in Series B preferred stock with a stated value of $10,800,000, and convertible into 7,200,000 shares of common stock, using a conversion price of $1.50.

The following table summarizes Series B preferred stock warrant activity during the three months ended March 31, 2022:

	Series B Preferred Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	10,000	$1,000
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at March 31, 2021	10,000	$1,000
Exercisable at March 31, 2021	10,000	$1,000

The weighted average remaining contractual life of all Series B preferred stock warrants outstanding as of March 31, 2022 was 1.5 years.

Note 14. Common Stock

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

Note 15. Preferred Stock

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

Series A Preferred Stock

Holders of our Series A Preferred Stock are entitled to the number of votes per share equal to 2,000 shares of Common Stock. Holders of our Series A Preferred Stock are entitled to receive a cumulative dividend on each share of Series A Preferred Stock issued and outstanding at the rate of twelve percent (12%) per annum on the Aggregate Stated Value (as defined in the Certificate of Designation and Restatement of Rights, Preferences and restrictions of Series A Preferred Stock, the “Series A Certificate of Designation”) then in effect, payable quarterly on January 1, April 1, July 1 and October 1. Such dividend is payable in cash but may be paid in shares of Common Stock in our sole discretion if the shares of Common Stock are listed on a national securities exchange. In the event of any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, holders of our Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any of our assets to the holders of Common Stock by reason of their ownership thereof, for each share held, an amount equal to the Stated Value (as defined in the Series A Certificate of Designation), plus unpaid dividends, if any. The Series A Preferred Stock is convertible, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Aggregate Stated Value (initially $10.00 per share, subject to adjustment as set forth in the currently effective Series A Certificate of Designation) by the Conversion Price (as defined in the Series A Certificate of Designation), in effect on the date the certificate is surrendered for conversion, initially set at $0.25, and $0.175 as of March 31, 2021. Each share of Series A Preferred Stock is redeemable at the option of the holder for the payment of cash by us to the holder equal to the Aggregate Stated Value of the shares that the holder elects to redeem. The Series A Preferred Stock is entitled to certain protective provisions and we may not take certain actions without the written consent of at least a majority of the Series A Preferred Stock, including, without limitation, amend, alter or repeal any provision of the Series A Certificate of Designation to change the rights of the Series A Preferred Stock, create or authorize additional class or series of stock senior to the Series A Preferred Stock or create, authorize the creation of, issue or authorize the issuance of, any debt security which is convertible into or exchangeable for any equity security, if such equity security ranks senior to the Series A Preferred Stock as to dividends or liquidation rights.

On January 1, 2022, the Company granted an officer 7,722 shares Series A preferred stock for settlement of $77,216 in compensation under his employment agreement for services provided through March 31, 2022.

On March 31, 2022, we issued 3,409 shares of our Series A preferred stock to Scott D. Kaufman, our Chief Executive Officer, for settlement of $34,090 of compensation payable to Mr. Kaufman under his employment agreement from January 1, 2022 through March 31, 2022. In addition, on March 31, 2022 we issued 4,941 shares of our Series A preferred stock to Paul L. Kessler, our Executive Chairman, for settlement of $49,410 of compensation payable to Mr. Kessler under his employment agreement from January 1, 2022 through March 31, 2022.

During the three months ended March 31, 2021, 20,798 shares Series A preferred stock were converted into 1,188,456 shares of common stock.

As of March 31, 2021, there were 219,238 shares of Series A preferred stock outstanding resulting in Series A preferred stock with a stated value of $2,192,380 and convertible into 12,527,886 shares of common stock, using a conversion price of $0.175.

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

During the three months ended March 31, 2022, 1,532 shares Series B preferred stock had been converted into 1,188,456 shares of common stock.

As of March 31, 2022, there were 2,300 shares of Series B preferred stock outstanding resulting in Series B preferred stock with a stated value of $2,484,000, and convertible into 1,656,000 shares of common stock, using a conversion price of $1.50.

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

During December 2021, we consummated the transactions contemplated by the securities purchase agreement with the investors party thereto, pursuant to which we generated net cash proceeds of $7,733,601, and issued in a private placement: (i) 7,880 shares of Series C preferred stock, convertible by dividing the stated value, currently $1,111, by the Series C Conversion Price; and (ii) warrants to acquire 1,750,936 shares of Common Stock at an exercise price of $2.50 per share, which became exercisable immediately upon issuance and with a term of 5 years; and (iii) warrants to acquire 1,750,936 shares of Common Stock at an exercise price of $2.75 per share, which became exercisable immediately upon issuance and with a term of 5 years.

On March 29, 2022, the Company offered 16 warrant holders replacement warrants with an exercise price of $1.50 per common share, in exchange for any warrants exercised at this time at the exercise price of $1.50 per common share. The issuance of replacement warrants has the effect of resetting the conversion price of all outstanding shares of Series C preferred stock to $1.50 per common share and resetting the exercise price of all outstanding warrants to $1.50 per common shares in instances where those conversion and exercise prices are above $1.50.

As of March 31, 2022, there were 7,880 shares of Series C preferred stock outstanding resulting in Series C preferred stock with a stated value of $8,754,680, and convertible into 5,836,453 shares of common stock, using a conversion price of $1.50.

Note 16. Discontinued Operations

On August 6, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Informa. Pursuant to the Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recorded a gain from sale of discontinued operations of this amount.

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

CONtv is a joint venture with third parties and Bristol Capital, LLC. The Company holds a limited and passive interest of 10% in CONtv. As of March 31, 2022 and December 31, 2021, the investment in CONtv was $0, for both periods. As of March 31, 2022 and December 31, 2021, the amount due to CONtv was $0, for both periods, and classified as a discontinued operation.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the periods ending March 31, 2022 and December 31, 2021, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the three months ending March 31, 2022 and 2021, are classified as discontinued operations.

The assets and liabilities related to discontinued operations consists of the following:

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Prepaid expenses	$—	$—
Inventory	—	—
Total current assets	—	—

Other assets:
Property and equipment, net	—	—
Intangible assets, net	—	—
Total assets	$—	$—

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$463,645	$472,029
Deferred revenue	—	—
Due to CONtv	—	—
Total liabilities	$463,645	$472,029

In addition, revenue and expenses from discontinued operations were as follows:

	Three Months Ended
	March 31,
	2022	2021
Revenue	$—	$206,476

Operating costs and expenses:
Cost of revenue	—	222,347
General and administrative	—	234,525
Total operating expenses	—	456,872
Loss from operations	—	(250,396)

Other income (expense):
Other income	6,004	828,516
Interest income	—	—
Loss on disposal of fixed assets	—	—
Total other income (expense)	6,004	828,516

Income (loss) from discontinued operations	$6,004	$578,120

Note 17. Subsequent Events

Conversion of Series B Preferred Stock

During the month of April 2022, 940 shares of Series B preferred stock were converted into 753,697 shares of common stock.

Cancellation of Warehouse Lease

The commercial lease for 3,200 square feet of warehouse space at 16142 Wyandotte Street, Van Nuys, California 91405, expiring on May 1, 2025, was amended on April 11, 2022. The amendment advanced the expiration of the lease to April 30, 2022 for a payment of $20,450.

Extension of Agreement with ANEC

The Company extended its agreement with ANEC (a related party) through May 24, 2022 with no option for additional extension or renewal. Under the agreement originally signed on October 22, 2021, ANEC would: (i) allow the Company to moor a barge on the ANEC operations site with the Company’s mobile data center that houses cryptocurrency miners and a mobile turbine, and, (ii) supply natural gas to power a mobile turbine that produces electricity that, in turn, is used to power the miners. ANEC charges the Company for the amount of natural gas used based on the daily spot price of an unaffiliated third party, and a daily fee of $1,500 during the initial 90-day term, and $2,000 thereafter, for the use of their operations site to moor the barge. The agreement has an initial term of 90 days and continues on a month-to-month basis for 3 additional months. Either party may terminate the agreement at the end of the initial term, or at any time during the additional 3 months term by providing the other party 30-day notice. ANEC may terminate the agreement at any time under certain conditions.

Liquidation of Bitcoin Holdings

In May 2022 the Company liquidated all of its Bitcoin holdings. Approximately 17 Bitcoin were liquidated resulting in cash proceeds of approximately $532,000.

Decrease in Market Price of Bitcoin, and Increase in Cost of Natural Gas

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020.  The market price of Bitcoin has dropped approximately 35% since the beginning of 2022. In addition, the cost of natural gas that we use to produce electricity to power our miners has increased substantially. The cost of natural gas has increased approximately 120% since the beginning of 2022.These price movements result in decreased cryptocurrency mining revenue and increased cryptocurrency mining costs, both of which have a material adverse effect on our business and financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Cryptocurrency Mining

We currently generate substantially all our revenue through cryptocurrency we earn through our mining activities, which we may strategically hold or sell at beneficial prices and times. We currently mine and hold Bitcoin exclusively. We plan to hold our mined Bitcoin in excess of our operating and capital expenditure needs until the next halving event (expected to occur around March 2024), which we believe will lead to an increase in the market price of Bitcoin, other than for such sales of Bitcoin as determine to be necessary to fund operating or capital expenses, such as our purchase commitments for additional miners from Bitmain. While we do not have the intention of mining any other cryptocurrencies in the near future, we may expand our mining operations to include additional crypto assets if, after evaluation of the financial merits of such crypto assets based on a number of factors, including the anticipated profitability and price stability of such crypto assets and the ability and cost of our existing miners to mine for such digital assets, we determine that such additional crypto assets are reasonably likely to result in better margin than Bitcoin. Our mining operations commenced on October 24, 2021. We use special cryptocurrency mining computers (known as “miners”) to solve complex cryptographic algorithms to support the Bitcoin blockchain and, in return, receive Bitcoin as our reward. Miners measure their processing power, which is known as “hashing” power, in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” We participate in mining pools that pool the resources of groups of miners and split cryptocurrency rewards earned according to the “hashing” capacity each miner contributes to the mining pool.

All of the miners we operate were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. In October 2021 we put 156 Bitmain S19J Pro miners into production, and added another 84 into production in December 2021. In March 2022 we received 270 Bitmain S19 miners but as of March 31, 2022 they had yet to be placed into production. As of March 31, 2022, we had 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity in production, we had received 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity not yet placed into production, and had deposits for an additional 870 miners with 111.1 Ph/s hashing capacity to be delivered in 2022 as follows:

●	270 Bitmain S19J Pro (100 Th/s per miner, total 27 Ph/s hashing capacity) delivered in April
●	600 Bitmain S19XP (140 Th/s per miner, total 84 Ph/s hashing capacity) delivery expected July through December 2022

After the delivery of the miners above we will have a total of 1,380 miners with 159.3 Ph/s of hashing capacity.

The purchase commitment for undelivered miners as of March 31, 2022 totals $9,378,300, including $6,203,100 paid as deposits as of the period ending March 31, 2022, and the remaining $3,175,200 due to be paid monthly from the proceeds of the sale of earned Bitcoin during the year ending December 31, 2022 or, if necessary or advisable, with earned Bitcoin to the extent that the vendor accepts Bitcoin as a form of payment or from additional capital raising, which may be debt or equity, or a combination thereof pursuant to a private or public offering, with the last payment scheduled to occur on November 10, 2022.

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

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies	—	(106,105)
Balance March 31, 2022	14.7	$532,736

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

We plan to hold our mined Bitcoin until the next halving event (expected to occur around March 2024), which we believe will lead to an increase in the market price of Bitcoin, other than for such sales of Bitcoin as determine to be necessary to fund operating or capital expenses, such as our purchase commitments for additional miners from Bitmain.

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020.  The market price of Bitcoin has dropped approximately 35% since the beginning of 2022. In addition, the cost of natural gas that we use to produce electricity to power our miners has increased substantially. The cost of natural gas has increased approximately 120% since the beginning of 2022.These price movements result in decreased cryptocurrency mining revenue and increased cryptocurrency mining costs, both of which have a material adverse effect on our business and financial results.

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

Government Regulation

Cryptocurrency is increasingly becoming subject to governmental regulation, both in the U.S. and internationally. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Numerous regulatory bodies have shown an interest in regulating blockchain or cryptocurrency activities. For example, on March 9, 2022 President Biden signed an executive order on cryptocurrencies. While the executive order does not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws and regulation which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Strategic Initiatives

Our objective is to mine and hold select cryptocurrencies. We seek to own multiple oil and natural gas producing assets and utilize the natural gas to power environmentally friendly, state-of-the-art cryptocurrency mining facilities. To achieve this aim, we are targeting between $10 million and $15 million of acquisitions of oil and natural gas producing assets in 2022. As of the date of this report, no discussions with natural gas producers have led to definitive agreements. We anticipate that we will fund any such acquisitions through the proceeds of the sale of earned Bitcoin, vendor financing, a private placement of the Company’s securities or a combination thereof. By directing income from oil and excess natural gas sales to cover operating expenses we will have the opportunity to retain our mined cryptocurrencies as assets.

We are also seeking to scale our existing operations through the purchase of additional miners. As of March 31, 2022, we had 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity in production, we had received 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity not yet placed into production, and had deposits for an additional 870 miners with 111.1 Ph/s hashing capacity that we expect to be delivered in 2022. We anticipate paying the remaining commitments monthly from the proceeds of the sale of earned Bitcoin during the year ending December 31, 2022 or, if necessary or advisable, with earned Bitcoin to the extent that the vendor accepts Bitcoin as a form of payment or from additional capital raising, which may be debt or equity, or a combination thereof pursuant to a private or public offering. If received in the second half of the year, the Bitmain S19XP miners will allow us to mine more efficiently by operating at a higher hash rate while using the same amount of energy as our current miners.

We are aiming to achieve geographic diversity by locating up to six data centers at locations designed to mitigate concentration risk.

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

Russia – Ukraine Conflict

The Russia – Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. The Company does not receive goods or services sourced from those countries, does not anticipate any disruption in its supply chain and has no business relationships, connections to or assets in Russia, Belarus or Ukraine. No impairments to assets have been made due to the conflict. We are unable at this time to know the full ramifications of the Russia – Ukraine conflict and its effects on our business.

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

Discontinued Operations

On August 6, 2021, we entered into an Asset Purchase Agreement (the “Agreement”) with Informa. Pursuant to the Agreement, Creek Road Miners Corp (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, we sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the periods ending March 31, 2022, and December 31, 2021, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the periods ending March 31, 2022 and 2021, are classified as discontinued operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	$ Change	% Change

Revenue:
Cryptocurrency mining	$343,055	$—	$343,055	—%
eCommerce	42,059	172,698	(130,639)	(76)%
Total revenue	385,114	172,698	212,416	123%

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	386,342	—	386,342	—%
eCommerce costs	17,478	75,199	(57,721)	(77)%
Depreciation and amortization	164,520	4,955	159,565	3,220%
Stock based compensation	1,923,105	1,847,556	75,549	4%
General and administrative	932,861	1,067,891	(135,030)	(13)%
Impairment of mined cryptocurrency	106,105	—	106,105	—%
Total operating expenses	3,530,411	2,995,601	534,810	18%

Loss from operations	(3,145,297)	(2,822,903)	(322,394)	(11)%

Other income (expense):
PPP loan forgiveness	197,662	—	197,662	—%
Interest expense	(148,064)	(224,092)	76,028	34%
Other income	—	—	—	—%
Total other income (expense)	49,598	(224,092)	273,690	122%
Net loss from continuing operations	(3,095,699)	(3,046,995)	(48,704)	(2)%

Discontinued operations:
Income (loss) from discontinued operations	6,604	578,120	(571,516)	(99)%
Gain from sale of discontinued operations	—	—	—	—%
Net income from discontinued operations	6,604	578,120	(571,516)	(99)%
Net loss	$(3,089,095)	$(2,468,875)	$(620,220)	(25)%

Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue:
Cryptocurrency mining	$343,055	$—	$343,055	—%
eCommerce	42,059	172,698	(130,639)	(76)%
Total revenue	$385,114	$172,698	$212,416	123%

Total revenue increased $212,416, or 123%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to the following:

Category	Change		Key Drivers
Cryptocurrency mining	↑	$343,055	Cryptocurrency mining operations did not begin until October 2021
eCommerce	↓	$(130,639)	Lower order volume

Operating Costs and Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating Costs and Expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	$386,342	$—	$386,342	—%
eCommerce costs	17,478	75,199	(57,721)	(77)%
Depreciation and amortization	164,520	4,955	159,565	3,220%
Stock based compensation	1,923,105	1,847,556	75,549	4%
General and administrative	932,861	1,067,891	(135,030)	(13)%
Impairment of mined cryptocurrency	106,105	—	106,105	—%
Total operating expenses	$3,530,411	$2,995,601	$534,810	18%

Our operating costs and expenses increased $534,810, or 18%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to the following:

Category	Change		Key Drivers
Cryptocurrency mining costs (1)	↑	$386,342	Cryptocurrency mining operations did not begin until October 2021
eCommerce costs	↓	$(57,721)	Lower order volume
Depreciation and amortization	↑	$159,565	Addition of cryptocurrency mining equipment
Stock based compensation	↑	$75,549	Increased issuances of stock warrants
General and administrative	↓	$(135,030)	Primarily lower marketing expenses
Impairment of cryptocurrency	↑	$106,105	Cryptocurrency mining operations did not begin until October 2021

(1)	exclusive of depreciation and amortization shown below

Net Income (Loss)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net Income (Loss):
Net loss from continuing operations	$(3,095,699)	$(3,046,995)	$(48,704)	(2)%
Net income from discontinued operations	6,604	578,120	(571,516)	(99)%
Total net loss	$(3,089,095)	$(2,468,875)	$(620,220)	(25)%

Net loss from continuing operations increased $620,220 or 25%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to increased operating costs and expenses as described above.

Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $3,095,699, and $3,046,995, for the three months ended March 31, 2022 and 2021, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On March 31, 2022, we had cash and cash equivalents of approximately $1.1 million and working capital of approximately $2.4 million.

We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which has raised substantial doubts about the Company’s ability to continue as a going concern. However, the Company believes that the effects of the sale of its legacy operations during 2021, and the entrance into cryptocurrency mining operations that began in October 2021, will guide the Company in a positive direction as we continue to strive to attain profitability, but there is no absolute certainty that profitability can be achieved.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2022	2021
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(1,145,134)	$(1,185,040)
Net cash used in investing activities	(1,404,122)	—
Net cash provided by financing activities	885,967	1,922,662
Net increase (decrease) in cash and cash equivalents	(1,663,289)	737,622
Cash and cash equivalents, beginning of period	2,785,188	1,897,703
Cash and cash equivalents, end of period	$1,121,899	$2,635,325

Liquidity

As of March 31, 2022, we had cash and cash equivalents of $1,121,899, compared to $2,785,188 as of December 31, 2021, a decrease of $1,663,288. This decrease was primarily due to cash of $1,404,122 used in investing activities, cash of $1,145,133 used in operating activities, and partially offset by cash of $885,967 provided by financing activities.

Operating Activities

Net cash used in operating activities was $1,145,134 for the three months ended March 31, 2022 and resulted primarily from a net loss of $3,089,095, partially offset by stock based compensation of $1,923,105.

Net cash used in operating activities was $1,185,040 for the three months ended March 31, 2021 and resulted primarily from a net loss of $2,468,875, partially offset by stock based compensation of $2,094,190.

Investing Activities

Net cash used in investing activities was $1,404,122 for the three months ended March 31, 2022 and resulted primarily from an increase in property and equipment, specifically mining equipment, of $2,111,932, partially offset by a decrease in net deposits on mining equipment of $707,810.

During the year ended December 31, 2021, the Company entered into purchase agreements with mining equipment suppliers for the acquisition of the mining equipment to be shipped and delivered during 2022 as presented below:

●	270 Bitmain S19 (90 Th/s per miner, total 24.3 Ph/s hashing capacity) delivered in March 2022 but not yet placed into production as of March 31, 2022
●	270 Bitmain S19J Pro (100 Th/s per miner, total 27 Ph/s hashing capacity) delivered in April 2022
●	600 Bitmain S19XP (140 Th/s per miner, total 84 Ph/s hashing capacity) delivery expected July through December 2022

The purchase commitment for undelivered miners as of March 31, 2022 totals $9,378,300, including $6,203,100 paid as deposits as of March 31, 2022, and the remaining $3,175,200 due to be paid monthly from the proceeds of the sale of earned Bitcoin during the year ending December 31, 2022 or, if necessary or advisable, with earned Bitcoin to the extent that the vendor accepts Bitcoin as a form of payment or from additional capital raising, which may be debt or equity, or a combination thereof pursuant to a private or public offering, with the last payment scheduled to occur on November 10, 2022.

Financing Activities

Net cash provided by financing activities was $885,967 for the three months ended March 31, 2022 and resulted primarily from proceeds from the exercise of warrants for $900,000.

Net cash provided by financing activities was $1,922,662 for the three months ended March 31, 2021 and resulted primarily from proceeds from the issuance of Series B preferred stock and warrants of $1,725,000.

Working Capital (Deficit)

The following table summarizes total current assets, liabilities, and working capital for the periods ended March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021	Increase/(Decrease)
Current assets	$8,741,157	$10,827,973	$(2,086,816)
Current liabilities	$6,364,003	$6,039,311	$324,692
Working capital (deficit)	$2,377,154	$4,788,662	$(2,411,508)

As of March 31, 2022, we had working capital of $2,377,154, compared to working capital of $4,788,662 as of December 31, 2021, a decrease of 2,411,508. The decrease was primarily due to a decrease in cash and in deposits on mining equipment.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change
Net loss	$(3,089,095)	$(2,468,875)	$(620,220)
Add (deduct):
Other income (expense)	(49,598)	224,092	(273,690)
Depreciation and amortization	164,520	4,955	159,565
Stock based compensation	1,923,105	1,847,556	75,549
Net income from discontinued operations	(6,604)	(578,120)	571,516
Adjusted EBITDA	$(1,057,672)	$(970,392)	$(87,280)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2022, that were not otherwise disclosed in a Current Report on Form 8-K or at Part II, Item 9B in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).
3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).
3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).
3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).
3.10	First Amendment to the Bylaws of Wizard World, Inc. (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2016).
3.11	Certificate of Amendment of Certificate of Incorporation (as filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020).
3.12	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, dated July 16, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock, dated December 1, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2021).
10.1*	Letter Agreement dated May 5, 2022 between Creek Road Miners, Inc. and American Natural Energy Corporation
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CREEK ROAD MINERS, INC.

	By:	/s/ Scott D. Kaufman
Scott D. Kaufman
Date: May 16, 2022		President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan L. Urban
Alan L. Urban
Date: May 16, 2022		Chief Financial Officer
(Principal Financial and Accounting Officer)

