Form 10-Q
period 2022-06-30
Creek Road Miners, Inc.
filed 2022-08-15
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 8, 2022
Common Stock, $0.0001 par value	12,709,376

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$816,146	$2,785,188
Accounts receivable	—	427
Prepaid expenses	147,487	107,749
Deposits on mining equipment	4,673,680	7,613,230
Cryptocurrency	586	302,654
Current assets associated with discontinued operations	—	18,725
Total current assets	5,637,899	10,827,973
Other assets:
Property and equipment, net of accumulated depreciation of $418,176 and $89,136, respectively	7,192,799	2,226,360
Right of use asset, net of accumulated amortization of $426,918 and $299,583 respectively	—	127,335
Investment	225,000	—
Deposits and other assets	110,350	18,201
Total assets	$13,166,048	$13,199,869

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,889,091	$801,747
Accrued interest and expenses – related parties	2,640,515	2,231,558
Note payable	588,643	—
Lease liability, current portion	—	33,977
Secured convertible debenture – related party	2,496,850	2,500,000
Current liabilities associated with discontinued operations	485,712	472,029
Total current liabilities	8,100,811	6,039,311
Non-current liabilities:
Lease liability, long term portion	—	101,116
Secured convertible debenture – related party	2,496,850	2,500,000
SBA/PPP loans payable	149,900	361,595
Total non-current liabilities	2,646,750	2,962,711
Total liabilities	10,747,561	9,002,022
Commitments and contingencies Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized:
Series A convertible preferred stock; $0.0001 par value; 500,000 shares authorized; 226,915 and 223,964 shares issued and outstanding, respectively	23	22
Series B convertible preferred stock; $0.0001 par value; 20,000 shares authorized; 1,400 and 3,720 shares issued and outstanding, respectively	—	—
Series C convertible preferred stock; $0.0001 par value; 15,000 shares authorized; 7,880 shares issued and outstanding, respectively	1	1
Common stock; $0.0001 par value; 100,000,000 shares authorized; 12,524,209 and 8,191,382 shares issued and outstanding, respectively	1,251	819
Additional paid-in capital	54,868,200	51,506,854
Accumulated deficit	(52,450,988)	(47,309,849)
Total stockholders’ equity	2,418,487	4,197,847
Total liabilities and stockholders’ equity	$13,166,048	$13,199,869

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Cryptocurrency mining	$166,592	$—	$509,647	$—

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	400,416	—	786,758	—
Depreciation and amortization	164,520	7,394	329,040	12,349
Stock based compensation	466,136	189,919	2,389,241	2,037,475
General and administrative	764,908	1,143,386	1,697,769	2,211,277
Impairment of mined cryptocurrency	34	—	106,139	—
Total operating expenses	1,796,014	1,340,699	5,308,947	4,261,101
Loss from operations	(1,629,422)	(1,340,699)	(4,799,300)	(4,261,101)

Other income (expense):
Realized loss on sale of cryptocurrency	(131,075)	—	(131,075)	—
PPP loan forgiveness	—	—	197,662	—
Interest expense	(242,630)	(245,419)	(390,694)	(469,511)
Total other income (expense)	(373,705)	(245,419)	(324,107)	(469,511)

Loss from operations before provision for income taxes	(2,003,127)	(1,586,118)	(5,123,407)	(4,730,612)
Provision for income taxes	—	—	—	—
Loss from continuing operations	(2,003,127)	(1,586,118)	(5,123,407)	(4,730,612)

Discontinued operations:
Income (loss) from discontinued operations	(48,917)	(267,087)	(17,732)	408,532
Gain on sale of discontinued operations	—	—	—	—
Net income from discontinued operations	(48,917)	(267,087)	(17,732)	408,532

Net loss	$(2,052,044)	$(1,853,205)	$(5,141,139)	$(4,322,080)

Dividends on preferred stock	(85,002)	(12,954)	(184,602)	(69,852)
Earnings attributable to common stockholders	$(2,137,046)	$(1,866,159)	$(5,325,741)	$(4,391,932)

Earnings (loss) per common share:
Earnings (loss) per share from continuing operations, basic and diluted	$(0.17)	$(0.44)	$(0.49)	$(1.36)
Earnings per share from discontinued operations, basic and diluted	$(0.01)	$(0.07)	$—	$0.12
Earnings (loss) per share, basic and diluted	$(0.18)	$(0.51)	$(0.49)	$(1.24)
Weighted average common shares outstanding, basic and diluted	12,210,032	3,618,420	10,806,764	3,534,546

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2022

(Unaudited)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, March 31, 2022	219,238	$22	2,300	$-	7,880	$1	11,439,805	$1,144	$54,347,791	$(50,398,944)	$-	$3,950,014

Warrants issued for services	-	-	-	-	-	-	-	-	363,118	-	-	363,118
Issuance of common stock for investment	-	-	-	-	-	-	169,205	17	99,983	-	-	100,000
Issuance of common	-	-	-	-	-	-	11,502	-	-	-	-	-
Issuance of series A preferred stock to settle compensation	10,302	1	-	-	-	-	-	-	103,019	-	-	103,020
Issuance of series B preferred stock to settle liabilities	-	-	40	-	-	-	-	-	39,381	-	-	39,381
Conversion of series A preferred stock to common	(2,625)	-	-	-	-	-	150,000	15	(15)	-	-	-
Conversion of series B preferred stock to common	-	-	(940)	-	-	-	753,697	75	(75)	-	-	-
Dividend on series A preferred stock	-	-	-	-	-	-	-	-	(65,539)	-	-	(65,539)
Dividend on series B preferred stock	-	-	-	-	-	-	-	-	(19,463)	-	-	(19,463)
Net loss	-	-	-	-	-	-	-	-	-	(2,052,044)	-	(2,052,044)
Balance, June 30, 2022	226,915	$23	1,400	$-	7,880	$1	12,524,209	$1,251	$54,868,200	$(52,450,988)	$-	$2,418,487

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2022

(Unaudited)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2021	223,964	$22	3,720	$-	7,880	$1	8,191,382	$819	$51,506,854	$(47,309,849)	$-	$4,197,847

Warrants issued for services	-	-	-	-	-	-	-	-	472,501	-	-	472,501
Exercise of warrants	-	-	-	-	-	-	600,000	60	899,940	-	-	900,000
Replacement warrants issued	-	-	-	-	-	-	-	-	1,608,000	-	-	1,608,000
Exercise of stock options	-	-	-	-	-	-	185,216	19	(19)	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	30,000	3	44,997	-	-	45,000
Issuance of common stock for investment	-	-	-	-	-	-	169,205	17	99,983	-	-	100,000
Issuance of common	-	-	-	-	-	-	11,502	-	-	-	-	-
Issuance of series A preferred stock to settle compensation	26,374	3	-	-	-	-	-	-	263,737	-	-	263,740
Issuance of series B preferred stock to settle liabilities	-	-	152	-	-	-	-	-	150,840	-	-	150,840
Conversion of series A preferred stock to common	(23,423)	(2)	-	-	-	-	1,338,456	134	(132)	-	-	-
Conversion of series B preferred stock to common	-	-	(2,472)	-	-	-	1,962,448	195	(195)	-	-	-
Conversion of secured convertible debenture to Common stock	-	-	-	-	-	-	36,000	4	6,296	-	-	6,300
Dividend on series A preferred stock	-	-	-	-	-	-	-	-	(132,302)	-	-	(132,302)
Dividend on series B preferred stock	-	-	-	-	-	-	-	-	(52,300)	-	-	(52,300)
Net loss	-		-	-	-	-	-	-	-	(5,141,139)	-	(5,141,139)
Balance, June 30, 2022	226,915	$23	1,400	$-	7,880	$1	12,524,209	$1,251	$54,868,200	$(52,450,988)	$-	$2,418,487

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021

(Unaudited)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accmulated	Noncontrolling	Stockhoders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, March 31, 2021	217,293	$21	2,000	$1	-	$-	3,506,752	$351	$26,968,654	$(32,508,021)	$(12,498)	$(5,551,492)

Exercise of stock options	-	-	-	-	-	-	122,500	12	43,163	-	-	43,175
Issuance of series A preferred stock to settle accrued liabilities and compensation	9,249	1	-	-	-	-	-	-	189,869	-	-	189,870
Issuance of series B preferred stock and warrants, net	-	-	500	-	-	-	-	-	460,000	-	-	460,000
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(12,954)	-	-	(12,954)
Net loss	-	-	-	-	-	-	-	-	-	(1,853,205)	-	(1,853,205)
Balance, June 30, 2021	226,542	$22	2,500	$1	-	$-	3,629,252	$363	$27,648,732	$(34,361,226)	$(12,498)	$(6,724,606)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2020	173,993	$17	-	$-	-	$-	3,506,752	$351	$23,206,367	$(30,039,146)	$(12,498)	$(6,844,909)

Stock based compensation	-	-	-	-	-	-	-	-	97,425	-	-	97,425
Warrants issued for services	-	-	-	-	-	-	-	-	1,562,881	-	-	1,562,881
Exercise of stock options	-	-	-	-	-	-	122,500	12	43,163	-	-	43,175
Issuance of series A preferred stock to settle accrued liabilities and compensation	52,549	5	-	-	-	-	-	-	623,749	-	-	623,754
Issuance of series B preferred stock and warrants, net	-	-	2,500	1	-	-	-	-	2,184,999	-	-	2,185,000
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(69,852)	-	-	(69,852)
Net loss	-		-	-	-	-	-	-	-	(4,322,080)	-	(4,322,080)
Balance, June 30, 2021	226,542	$22	2,500	$1	-	$-	3,629,252	$363	$27,648,732	$(34,361,226)	$(12,498)	$(6,724,606)

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(5,141,139)	$(4,322,080)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329,040	12,349
Accretion of debt discount	88,642	148,220
Amortization of lease right	(7,759)	(1,001)
Stock based compensation	2,540,080	2,284,059
Impairment of cryptocurrency	106,139	—
PPP loan forgiveness	(197,662)	—
Realized loss on the sale of cryptocurrency	131,075	—
Changes in operating assets and liabilities:
Accounts receivable	428	33,452
Prepaid expenses	(39,738)	(248,906)
Inventory	18,725	—
Cryptocurrency, net of mining fees	(499,351)	—
Current assets associated with discontinued operations	—	(185,508)
Security deposits	(92,149)	102
Assets associated with discontinued operations	—	3,448
Accounts payable and accrued expenses	1,496,302	242,729
Accrued and unpaid dividends on preferred stock	(184,602)	(69,852)
Liabilities associated with discontinued operations	13,683	(643,272)
Net cash used in operating activities	(1,438,286)	(2,746,260)

Cash flow from investing activities:
Proceeds from the sale of cryptocurrency	564,205	—
Purchase of investment	(125,000)	—
Deposits on mining equipment, net	2,939,550	—
Purchase of property and equipment	(5,295,478)	(23,903)
Net cash used in investing activities	(1,916,723)	(23,903)

Cash flow from financing activities:
Proceeds from the issuance of series B preferred stock and warrants, net	—	2,185,000
Proceeds from the exercise of warrants	900,000	—
Proceeds from the exercise of stock options	—	43,175
Proceeds (paydown) of SBA/PPP loans payable	(14,033)	197,662
Proceeds from note payable	500,000	—
Net cash provided by financing activities	1,385,967	2,425,837

Net increase (decrease) in cash and cash equivalents	(1,969,042)	(344,326)
Cash and cash equivalents, beginning of period	2,785,188	1,897,703
Cash and cash equivalents, end of period	$816,146	$1,553,377

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosures of noncash investing and financing activity:
Issuance of series A preferred stock to settle accrued liabilities and compensation	$263,740	$623,754
Issuance of series B preferred stock to settle accrued liabilities	$150,840	$—
Issuance of common stock for investment	$100,000	$—
Conversion of preferred stock to common stock	$329	$—
Conversion of secured convertible debentures to common stock	$6,300	$—

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2022

(Unaudited)

Note 1. Organization, Nature of Business and Basis of Presentation

Organization

Creek Road Miners, Inc. (formerly known as Wizard Brands, Inc., Wizard Entertainment, Inc., Wizard World, Inc., and GoEnergy, Inc.) was incorporated in Delaware on May 2, 2001. Prior to cryptocurrency mining operations that began in October 2021, the Company produced live and virtual pop culture conventions and events and sold a gelatin machine and related consumables that were discontinued in 2021. In addition, the Company operated an eCommerce site selling pop culture memorabilia that was discontinued on June 30, 2022 (known collectively as “legacy operations”).

Nature of Business

Cryptocurrency Mining

We generate substantially all our revenue through cryptocurrency we earn through our mining activities. We have historically mined and held Bitcoin exclusively, which we may sell to fund our operating and capital expenditures. While we do not have the intention of mining any other cryptocurrencies in the near future, we may expand our mining operations to include additional crypto assets if, after evaluation of the financial merits of such crypto assets based on a number of factors, including the anticipated profitability and price stability of such crypto assets and the ability and cost of our existing miners to mine for such digital assets, we determine that such additional crypto assets are reasonably likely to result in better margin than Bitcoin. Our mining operations commenced on October 24, 2021. We use special cryptocurrency mining computers (known as “miners”) to solve complex cryptographic algorithms to support the Bitcoin blockchain and, in return, receive Bitcoin as our reward. Miners measure their processing power, which is known as “hashing” power, in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” We participate in mining pools that pool the resources of groups of miners and split cryptocurrency rewards earned according to the “hashing” capacity each miner contributes to the mining pool.

On May 28, 2022, the Company entered into a Binding Memorandum of Understanding for a Proposed Transaction with Highwire Energy Partners, Inc. (“Highwire”) to acquire certain energy assets, including natural gas production opportunities in South Dakota, North Dakota and Wyoming as well as an opportunity for fixed-price electricity generation in Wyoming. In mid-June 2022 the Company relocated 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity from Louisiana to a facility operated by Highwire in Colorado. As of June 30, 2022, the facility has been unable to supply sufficient natural gas to produce the level of power required to operate the miners . As a result, the Company is neither receiving cryptocurrency awards nor generating revenue from cryptocurrency mining.

Mining Equipment

All of the miners we operate were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. Cryptocurrency mining operations began in late 2021 when 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity were placed in service. As of June 30, 2022, we had 270 Bitmain S19J Pro miners with 27.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity that had yet to be placed into service.

On December 17, 2021 the Company entered into a Non-Fixed Price Sales and Purchase Agreement (the “Bitmain Agreement”) with Bitmain Technologies Limited (“Bitmain”) for 600 Bitmain S19XP miners with a reference price of approximately $11,250 per miner. The miners have a total of 84 Ph/s of hashing capacity and an initial estimated purchase commitment of $6,762,000 (the “total reference price”), subject to price adjustments and related offsets, including potential adjustments related to the market price of miners.

  As of June 30, 2022, the market price of miners has dropped significantly to approximately $7,500 per miner, and the Company has made payments of $3,969,000 (classified as deposits on mining equipment) to Bitmain pursuant to the Bitmain Agreement. The remaining amount due under the Bitmain Agreement based on the initial total reference price is $2,793,000. The Company is in negotiation with Bitmain to cancel the Company’s future payment obligations under the Bitmain Agreement and receive the net number of miners based on (i) the payments to date of $3,969,000 and (ii) the current market price of approximately $7,500 per miner. Delivery of the S19XP miners is expected in late 2022 and early 2023.

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

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies	—	(106,105)
Balance March 31, 2022	14.7	$532,736
Revenue recognized from cryptocurrency mined	4.6	166,592
Mining pool operating fees	(0.1)	(3,428)
Proceeds from the sale of cryptocurrency	(18.9)	(564,205)
Realized loss on the sale of cryptocurrency	—	(131,075)
Impairment of cryptocurrencies	—	(34)
Balance June 30, 2022 (1)	0.3	$586

(1)	As of June 30, 2022, no cryptocurrency awards are being received and no revenue from cryptocurrency mining is being generated.

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

We have historically mined  and held Bitcoin exclusively, which we may sell to fund our operating and capital expenditures. As of June 30, 2022, no cryptocurrency awards are being received and no revenue from cryptocurrency mining is being generated.

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020. As of June 30, 2022 the market price of Bitcoin was $19,785, which reflects a decrease of approximately 60% since the beginning of 2022, and of approximately 70% from its all-time high of approximately $67,000. In addition, the cost of natural gas that we use to produce electricity to power our miners has increased substantially. The cost of natural gas in the United States has increased by as much as approximately 235%  since the beginning of 2022. These price movements result in decreased cryptocurrency mining revenue and increased cryptocurrency mining costs, both of which have a material adverse effect on our business and financial results.

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

Note 2. Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $5,123,407, and $4,730,612, for the six months ended June 30, 2022 and 2021, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On June 30, 2022, we had cash and cash equivalents of $816,146 and a working capital deficit of approximately $2.5 million.

We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which has raised substantial doubts about the Company’s ability to continue as a going concern. The Company believes that if it is unable to obtain debt and/or equity financing,  the sale of fixed assets, specifically cryptocurrency miners, will be required.  There can be no assurances that debt and/or equity financing can be obtained, or that the sale of fixed assets, specifically cryptocurrency miners can be achieved. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to obtain debt and/or equity financing and/or to sell fixed assets, specifically cryptocurrency miners, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to obtain debt and/or equity financing, and/or sell of fixed assets, specifically cryptocurrency miners.

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

Reclassification

Certain prior period amounts may have been reclassified to conform to current period presentation.

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

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3 to 9 years. No depreciation is recorded until the property or equipment is placed into service. Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations.

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

On June 30, 2022, the Company discontinued operations of an eCommerce site selling pop culture memorabilia.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the periods ending June 30, 2022, and December 31, 2021, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the periods ending June 30, 2022 and 2021, are classified as discontinued operations.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period. Potential common shares are excluded from the computation when their effect is antidilutive. Basic and diluted earnings (loss) attributable to common stockholders is the same for the three and six months ended June 30, 2022 and 2021, because the Company has only incurred losses and all potentially dilutive securities are anti-dilutive. Potentially dilutive securities that were not included in the computation of diluted earnings (loss) attributable to common stockholders at June 30, 2022 because their inclusion would be anti-dilutive are as follows:

Potentially Dilutive Security	Quantity	Stated Value Per Share (1)	Total Value or Stated Value	Assumed Conversion Price (1)	Resulting Common Shares
Common stock options	7,434,250	$—	$—	—	7,434,250
Common stock warrants	23,360,926	—	—	—	23,360,926
Series A preferred stock	226,915	10	2,269,150	0.175	12,966,571
Series B preferred stock	1,400	1,080	1,512,000	1.000	1,512,000
Series C preferred stock	7,880	1,111	8,754,680	1.500	5,836,453
Series B preferred stock warrants	10,000	1,080	10,800,000	1.000	10,800,000
Secured convertible debentures – related parties	—	—	4,993,700	0.175	28,535,429
Total					90,445,629

(1)	As of June 30, 2022

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

Note 4. Deposits on Mining Equipment

On December 17, 2021 the Company entered into a Non-Fixed Price Sales and Purchase Agreement (the “Bitmain Agreement”) with Bitmain Technologies Limited (“Bitmain”) for 600 Bitmain S19XP miners with a reference price of approximately $11,250 per miner. The miners have a total of 84 Ph/s of hashing capacity and an initial estimated purchase commitment of $6,762,000 (the “total reference price”), subject to price adjustments and related offsets, including potential adjustments related to the market price of miners.

As of June 30, 2022, the market price of miners has dropped significantly to approximately $7,500 per miner, and the Company has made payments of $3,969,000 (classified as deposits on mining equipment) to Bitmain pursuant to the Bitmain Agreement. The remaining amount due under the Bitmain Agreement based on the initial total reference price is $2,793,000. The Company is in negotiation with Bitmain to cancel the Company’s future payment obligations under the Bitmain Agreement and receive the net number of miners based on (i) the payments to date of $3,969,000 and (ii) the current market price of approximately $7,500 per miner. Delivery of the S19XP miners is expected in late 2022 and early 2023.

Deposits on mining equipment, consisted of the following:

	Cryptocurrency Miners	Mobile Data Centers	Total
Balance December 31, 2020	$—	$—	$—
Deposits on equipment during the period	7,089,000	524,230	7,613,230
Equipment delivered during the period	—	—	—
Balance December 31, 2021	$7,089,000	$524,230	$7,613,230
Deposits on equipment during the period	1,220,100	178,090	1,398,190
Equipment delivered during the period	(2,106,000)	—	(2,106,000)
Balance March 31, 2022	$6,203,100	$702,320	$6,905,420
Deposits on equipment during the period	382,200	352,340	734,540
Equipment delivered during the period	(2,616,300)	(349,980)	(2,966,280)
Balance June 30, 2022	$3,969,000	$704,680	$4,673,680

Note 5. Cryptocurrency

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The Company recognized an impairment, or write down, of cryptocurrency (Bitcoin) rewards to the lowest fair market value of Bitcoin from the time the reward was earned through June 30, 2022. The impairment amounted to $34 and $106,139 for the three and six months ended June 30, 2022, respectively.

In May 10, 2022 and June 25, 2022, the Company liquidated all of its current Bitcoin holdings. Approximately 19 Bitcoin were liquidated resulting in cash proceeds of $564,205, and a realized loss of $131,075.

The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies (1)	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies (1)	—	(106,105)
Balance March 31, 2022	14.7	$532,736
Revenue recognized from cryptocurrency mined	4.6	166,592
Mining pool operating fees	(0.1)	(3,428)
Proceeds from the sale of cryptocurrency	(18.9)	(564,205)
Realized loss on the sale of cryptocurrency	—	(131,075)
Impairment of cryptocurrencies (1)	—	(34)
Balance June 30, 2022 (2)	0.3	$586

(1)	The Company recognized an impairment, or write down, of cryptocurrency (Bitcoin) rewards to the lowest fair market value of Bitcoin from the time the reward was earned through the end of the reporting period. If the subsequent market price of Bitcoin increases, the asset balance will not be adjusted for the increase.
(2)	As of June 30, 2022, no cryptocurrency awards are being received and no revenue from cryptocurrency mining is being generated.

Note 6. Property and Equipment

Property and equipment, excluding those associated with discontinued operations, stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2022	December 31, 2021
Cryptocurrency miners	$6,723,152	$1,784,062
Mobile data center	875,052	518,663
Computer equipment	12,771	12,771
Software	—	—
Equipment	—	—
Total	7,610,975	2,315,496
Less accumulated depreciation	(418,176)	(89,136)
Net, Property and equipment	$7,192,799	$2,226,360

Depreciation expense, excluding that associated with discontinued operations, for the six months ended June 30, 2022 and 2021 amounted to $329,040 and $12,349, respectively. No depreciation is recorded until the property or equipment is placed into service.

All of the miners we operate were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. Cryptocurrency mining operations began in late 2021 when 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity were placed in service. As of June 30, 2022, we had 270 Bitmain S19J Pro miners with 27.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity that had yet to be placed into service.

Note 7. Investment

On May 28,2022, the Company entered into a Binding Memorandum of Understanding for a Proposed Transaction with Highwire Energy Partners, Inc. (“Highwire”) to acquire certain energy assets including natural gas production opportunities in South Dakota, North Dakota, and Wyoming as well as an opportunity for fixed-price electricity generation in Wyoming. Under the terms of the agreement and subject to certain conditions, the Company has the following obligations Highwire (i) $125,000 upon execution, (ii) $100,000 in common stock, (iii) $125,000 within 72 hours after Bitcoin mining operations commence, (iv) $110,000 to release Highwire from its bonding obligations, (v) an amount not to exceed $450,000 for the construction of a road on the South Dakota location, (vi) $20,000 for the installation of a mobile data center on the North Dakota property, (vii) the operating costs of each property, (viii) 15% of Bitcoin mining gross profit on the properties, and up to $400,000 if the Company elects to proceed with operations in Wyoming.

As of June 30, 2022 the Company paid Highwire $125,000 upon execution and issued $100,000 worth of common stock, which amounted to 169,205 shares of common stock, both of which were classified as an investment asset. In addition, the Company paid Highwire $110,000 to release its bonding obligations, which is classified as a non-current asset.

In mid-June 2022 the Company relocated 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity from Louisiana to a facility operated by Highwire in Colorado. As of June 30, 2022, the facility has been unable to supply sufficient natural gas to produce the level of power required to operate the miners. As a result, the Company is neither receiving cryptocurrency awards nor generating revenue from cryptocurrency mining.

Note 8. Amounts Due to Related Parties

Amounts due to related parties as of June 30, 2022 consisted of the following:

	Bristol Capital, LLC	Bristol Investment Fund, Ltd.	Barlock 2019 Fund, LP	Total
Accrued Interest and expenses	$206,250	$1,673,708	$760,557	$2,640,515
Current secured convertible debenture	—	2,496,850	—	2,496,850
Non-current secured convertible debenture	—	—	2,496,850	2,496,850
Total	$206,250	$4,170,558	$3,257,407	$7,634,215

Amounts due to related parties as of December 31, 2021 consisted of the following:

	Bristol Capital, LLC	Bristol Investment Fund, Ltd.	Barlock 2019 Fund, LP	Total
Accrued Interest and expenses	$93,750	$1,525,479	$612,329	$2,231,558
Current secured convertible debenture	—	2,500,000	—	2,500,000
Non-current secured convertible debenture	—	—	2,500,000	2,500,000
Total	$93,750	$4,025,479	$3,112,329	$7,231,558

As of June 30, 2022, the secured convertible debentures with an aggregate principal amount of $4,993,700, comprised of a secured convertible debenture with a principal amount of $2,496,850 held by Bristol Investment Fund and a secured convertible debenture with a principal amount of $2,496,850 held by Barlock 2019 Fund, LP, were convertible into an aggregate of 28,535,429 shares of common stock (exclusive of any accrued and unpaid interest), using a conversion price of $0.175.

Note 9. Related Party Transactions

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

During the term, the Company will pay Bristol Capital, as amended, a monthly fee $18,750 payable in cash or preferred stock, at the Company’s election. In addition, Bristol Capital may receive an annual bonus in an amount and under terms determined by the Compensation Committee of the Board and approved by the Board in its sole and absolute discretion. The Company shall also, in association with the uplisting of the Company’s common stock to a national exchange, issue to Bristol Capital (i) shares of common stock equal to 5% of the fully diluted shares of common stock of the Company, calculated with the inclusion of Bristol Capital’s equity stock holdings and shares issuable upon conversion of convertible instruments, preferred stock, options, and warrants; and (ii) a one-time non-accountable expense reimbursement of $200,000.

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

During the six months ended June 30, 2022 and 2021, the Company incurred expenses of approximately $112,500, for each period for consulting services provided by Bristol Capital. As of June 30, 2022 and December 31, 2021, the amount accrued to Bristol Capital for consulting services was $206,250 and $93,750, respectively.

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

During March 2022, secured convertible debenture principal in the amount of $3,150 was converted into 18,000 shares of common stock using a conversion price of $0.175.

As of June 30, 2022, the secured convertible debenture with a principal amount of $2,496,850 held by Bristol Investment Fund was convertible into 14,267,714 shares of common stock using a conversion price of $0.175.

As of June 30, 2022 and December 31, 2021, the amount of accrued interest payable to Bristol Investment Fund under the secured convertible debenture was $1,673,708, and $1,525,479, respectively.

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

As of June 30, 2022, Bristol Investment Fund held series A common stock purchase warrants to acquire 10,000,000 shares of common stock at an exercise price of $0.175.

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

Upon issuance of the secured convertible debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense on the consolidated statement of operations. There was unamortized debt discount of $0 as of June 30, 2022 and December 31, 2021.

Related Party: Barlock 2019 Fund, LP

Barlock 2019 Fund, LP (“Barlock”), is managed by Scott D. Kaufman, who has served as Chief Executive Officer of the Company the from November 24, 2020, through May 11, 2022, and as co-Chief  Executive Officer from May 12, 2022 through July 8, 2022.

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

During March 2022, the principal amount of $3,150 under the secured convertible debenture was converted into 18,000 shares of common stock at a conversion price of $0.175.

As of June 30, 2022, the secured convertible debenture with a principal amount of $2,496,850 held by Barlock was convertible into 14,267,714 shares of common stock at a conversion price of $0.175.

As of June 30, 2022 and December 31, 2021, the amount of accrued interest payable to Barlock under the secured convertible debenture was $760,557, and $612,239, respectively.

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

As of June 30, 2022, Barlock Capital Management, LLC held series A common stock purchase warrants to acquire 4,285,714 shares of common stock at an exercise price to $0.175.

In addition, the warrants may be exercised, in whole or in part, at any time until they expire. If at any time after the six-month anniversary of the closing date there is no effective registration statement, or no current prospectus available for the resale of the warrant shares, then the warrants may be exercised, in whole or in part, on a cashless basis at any time until they expire. Shares of common stock issuable upon exercise of warrants are subject to a 4.99% beneficial ownership limitation, which may increase to 9.99% upon notice to the Company.

Upon issuance of the secured convertible debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense on the consolidated statement of operations. There was unamortized debt discount of $0, as of June 30, 2022 and December 31, 2021, respectively.

Related Party: Barlock Capital Management, LLC

Barlock Capital Management, LLC, is managed by Scott D. Kaufman, who has served as Chief Executive Officer of the Company from November 24, 2020, through May 11, 2022, and as co-Chief Executive Officer from May 12, 2022 through July 8, 2022. From September 2021 through December 2021, the Company rented executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month from Barlock Capital Management, LLC. The amount of rent paid to Barlock Capital Management, LLC for the six months ended June 30, 2022 amounted to $0.

In addition, the company paid management fees to Barlock Capital Management, LLC in the amount of $0 and $81,000, for the six months ended June 30, 2022 and 2021, respectively.

Related Party: American Natural Energy Corporation

Scott D. Kaufman, who has served as Chief Executive Officer of the Company from November 24, 2020, through May 11, 2022, and as co-Chief Executive Officer from May 12, 2022 through July 8, 2022, is a director and shareholder of American Natural Energy Corporation (“ANEC”). In addition, Richard G. Boyce is a former director, and is also a director of ANEC. On October 22, 2021, the Company entered into an agreement with ANEC, where ANEC would: (i) allow the Company to moor a barge on the ANEC operations site with the Company’s mobile data center that houses cryptocurrency miners and a mobile turbine, and, (ii) supply natural gas to power a mobile turbine that produces electricity that, in turn, is used to power the miners. ANEC charges the Company for the amount of natural gas used based on the daily spot price of an unaffiliated third party, and a daily fee of $1,500 during the initial 90-day term, and $2,000 thereafter, for the use of their operations site to moor the barge. The agreement terminated on May 24, 2022. The total amount paid to ANEC under the agreement for the six months ended June 30, 2022 amounted to approximately $400,000.

In addition, in January 2022, the Company began renting executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month from ANEC. The amount of rent paid to ANEC for the six months ended June 30, 2022 amounted to approximately $18,000.

Related Party: Scott D. Kaufman, former Chief Executive Officer

On September 7, 2021, Scott D. Kaufman, who has served as Chief Executive Officer of the Company from November 24, 2020, through May 11, 2022, and as co-Chief Executive Officer from May 12, 2022 through July 8, 2022, received a one-time non-accountable expense reimbursement of $200,000 in consideration for significant efforts and diligence in negotiating and structuring investment transactions.

Related Party: K2PC Consulting, LLC

K2PC Consulting, LLC is managed by the spouse of Scott D. Kaufman, who has served as Chief Executive Officer of the Company from November 24, 2020, through May 11, 2022, and as co-Chief Executive Officer from May 12, 2022 through July 8, 2022. The company paid marketing fees to K2PC Consulting, LLC in the amount of $7,850 and $18,000, for the six months ended June 30, 2022 and 2021, respectively.

Related Party: John D. Maatta, Director and Chief Executive Officer

John D. Maatta is a current director, and served as Chief Executive Officer of the Company until November 24, 2020, as co-Chief Executive Officer from May 12, 2022 through July 8, 2022, and again as Chief Executive Office beginning on July 9, 2022. On November 22, 2018, the Company agreed to issue 86,466 shares of preferred stock for settlement of the outstanding compensation due to Mr. Maatta of $212,707, for the period June 17, 2017 through November 15, 2018.

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

Related Party: CONtv

CONtv is a joint venture with third parties and Bristol Capital, LLC. The Company holds a limited and passive interest of 10% in CONtv. As of June 30, 2022 and December 31, 2021, the investment in CONtv and the amount due to CONtv was $0, for both periods.

Note 10. Note Payable

In May 2022, the Company entered into a verbal agreement with Leviston Resources, LLC (“Leviston”) whereby the Company would receive $722,000 in return for a note payable to Leviston in the amount of $850,000, no other terms of the agreement were finalized. On May 18, 2022, the Company received $500,000 from Levison under the agreement  and recorded a note payable $588,643, which includes $500,000 of principal and $88,643 of original issue discount charged to interest expense (based on the pro rata amount of actual loan principal received in relation to the total loan principal and total original issue discount in the verbal agreement).

Note 11. SBA/PPP Notes Payable

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

SBA Guaranteed PPP Loan

On April 30, 2020, the Company entered into an SBA guaranteed PPP loan. The Company received aggregate proceeds of $197,600 under the loan. The loan accrues interest at a rate of 1.00%. On December 11, 2021, the SBA forgave $183,567 of loan principal. As of June 30, 2022 and December 31, 2021, the outstanding balance under the loan was $0 and $14,033, respectively.

SBA Loan

On May 31, 2020, the Company entered into a loan agreement with the SBA. The Company received aggregate proceeds of $149,900 under the loan. The loan accrues interest at a rate of 3.75%, and will mature in June 2050. As of June 30, 2022 and December 31, 2021, the outstanding balance under the loan was $149,900, for both periods.

Second Draw SBA Guaranteed PPP Loan

On February 24, 2021, the Company entered into a Second Draw SBA guaranteed PPP loan. The Company received aggregate proceeds of $197,662 under the loan. The loan accrues interest at a rate of 1.00%, and will mature in February 2026. On March 10, 2022, the SBA forgave $197,662 of loan principal. As of June 30, 2022 and December 31, 2021, the outstanding balance under the loan was $0 and $197,662, respectively.

The following table summarizes PPP/SBA loans payable:

	As of
	June 30, 2022	December 31, 2021
SBA Guaranteed PPP Loan	$—	$14,033
SBA Loan	149,900	149,900
Second Draw SBA Guaranteed PPP Loan	—	197,662
Total	$149,900	$361,595

Note 12. Contingencies and Commitments

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

Note 13. Common Stock Options

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

The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2020 Plan was 500,000. On December 1, 2021, all prior stock award plans were retired, and the 2021 Plan was adopted. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2021 Plan is 10,000,000. The shares of our common stock underlying cancelled and forfeited awards issued under the 2021 Plan may again become available for grant under the 2021 Plan. As of June 30, 2022, there were 3,000,000 shares available for grant under the 2021 Plan, and no shares were available for grant under the 2020 Plan, 2016 Plan, or 2011 Plan.

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

The following table summarizes stock option activity during the three months ended June 30, 2022:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2021	7,651,750	$2.45
Granted	—	—
Exercised	(217,500)	0.42
Forfeited/Cancelled	—	—
Outstanding at June 30, 2022	7,434,250	$2.51

Exercisable at December 31, 2021	4,151,750	$2.28
Exercisable at June 30, 2022	3,934,250	$2.39

The weighted average remaining contractual life of all options outstanding as of June 30, 2022 was 4.3 years. The weighted average remaining contractual life for options vested and exercisable at June 30, 2022 was 4.1 years. Furthermore, the aggregate intrinsic value of options outstanding as of June 30, 2022 was $15,555, based on the fair value of the Company’s common stock on June 30, 2022.

During the three months ended March 31, 2022, the Company issued 185,216 net shares of common stock upon the cashless exercise of options underlying 217,500 shares of common stock.

Additional information regarding stock options outstanding and exercisable as of June 30, 2022 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.25	434,250	1.6	434,250
2.65	7,000,000	4.4	3,500,000
Total	7,434,250		3,934,250

Note 14. Common Stock Warrants

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

On March 29, 2022, the Company offered 16 warrant holders replacement warrants with an exercise price of $1.50 per common share, in exchange for any warrants exercised at this time at the exercise price of $1.50 per common share. The issuance of replacement warrants has the effect of resetting the conversion price of all outstanding shares of Series C preferred stock to $1.50 per common share and resetting the exercise price of all outstanding warrants to $1.50 per common share in instances where those conversion and exercise prices are above $1.50.

On March 30, 2022, warrants to purchase 600,000 shares of the Company’s common stock were exercised by one warrant holder resulting in $900,000 in cash proceeds being received by the Company. The Company issued replacement warrants to purchase 600,000 shares of the Company’s common stock to such warrant holder.

The following table summarizes common stock warrant activity during the three months ended June 30, 2022:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	22,460,926	$0.82
Granted	1,500,000	1.88
Exercised	(600,000)	1.50
Forfeited/Cancelled	—	—
Outstanding at June 30, 2022	22,360,926	$0.71	(1)

Exercisable at December 31, 2021	21,690,926	$0.80
Exercisable at June 30, 2022	22,900,926	$0.69

(1)	On March 29, 2022, the Company offered 16 warrant holders replacement warrants with an exercise price of $1.50 per common share, in exchange for any warrants exercised at this time at the exercise price of $1.50 per common share. The issuance of replacement warrants has the effect of resetting the conversion price of all outstanding shares of Series C preferred stock to $1.50 per common share and resetting the exercise price of all outstanding warrants to $1.50 per common share in instances where those conversion and exercise prices are above $1.50.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes calculation for the common stock warrants granted during the six months ended June 30, 2022:

Assumptions
Expected dividend yield	0%
Risk-free interest rate	2.09%
Expected life (in years)	3
Expected volatility	297%

The weighted average remaining contractual life of all common stock warrants outstanding as of June 30, 2022 was 3.0 years. Furthermore, the aggregate intrinsic value of common stock warrants outstanding as of June 30, 2022 was $1,928,571, based on the fair value of the Company’s common stock on June 30, 2022.

Additional information regarding common stock warrants outstanding and exercisable as of June 30, 2022 is as follows:

Warrant		Remaining
Exercise	Warrants	Contractual	Warrants
Price	Outstanding	Life (in years)	Exercisable
$0.175	14,285,714	2.4	14,285,714
0.50	50,000	3.7	50,000
1.00	300,000	1.7	300,000
1.50	8,045,212	4.1	7,585,212
1.53	180,000	2.2	180,000
2.50	250,000	4.5	250,000
2.75	250,000	4.5	250,000
Total	23,360,926		22,900,926

Note 15. Series B Preferred Stock Warrants

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

The Series B preferred stock issuable upon exercise of the Series B preferred stock warrants are automatically convertible into shares of common stock at the Series B conversion price. Each share of our Series B preferred stock is convertible into a number of shares of our common stock determined by dividing the aggregate stated value for the Series B preferred stock being converted ($1,080 per share, as amended, subject to adjustment as set forth in the currently effective Series B Certificate of Designation) by the then-applicable conversion price (initially $1.50 per share), subject to adjustment as set forth in the currently effective Series B Certificate of Designation. As of June 30, 2022, in connection with the issuance of Series B preferred stock, there were outstanding warrants to acquire 10,000 shares of Series B preferred stock at an exercise price of $1,000, resulting in Series B preferred stock with a stated value of $10,800,000, and convertible into 10,800,000 shares of common stock, using a conversion price of $1.00.

The following table summarizes Series B preferred stock warrant activity during the three months ended June 30, 2022:

	Series B Preferred Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	10,000	$1,000
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at June 30, 2022	10,000	$1,000

Exercisable at June 30, 2022	10,000	$1,000

The weighted average remaining contractual life of all Series B preferred stock warrants outstanding as of June 30, 2022 was 1.2 years.

Note 16. Common Stock

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

On May 31, 2022, the Company issued 169,205 shares of common stock to Highwire under the terms of the Binding Memorandum of Understanding for a Proposed Transaction.

Note 17. Preferred Stock

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

Series A Preferred Stock

Holders of our Series A Preferred Stock are entitled to the number of votes per share equal to 2,000 shares of Common Stock. Holders of our Series A Preferred Stock are entitled to receive a cumulative dividend on each share of Series A Preferred Stock issued and outstanding at the rate of twelve percent (12%) per annum on the Aggregate Stated Value (as defined in the Certificate of Designation and Restatement of Rights, Preferences and restrictions of Series A Preferred Stock, the “Series A Certificate of Designation”) then in effect, payable quarterly on January 1, April 1, July 1 and October 1. Such dividend is payable in cash but may be paid in shares of Common Stock in our sole discretion if the shares of Common Stock are listed on a national securities exchange. In the event of any liquidation, dissolution or winding up of our company, whether voluntary or involuntary, holders of our Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any of our assets to the holders of Common Stock by reason of their ownership thereof, for each share held, an amount equal to the Stated Value (as defined in the Series A Certificate of Designation), plus unpaid dividends, if any. The Series A Preferred Stock is convertible, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Aggregate Stated Value (initially $10.00 per share, subject to adjustment as set forth in the currently effective Series A Certificate of Designation) by the Conversion Price (as defined in the Series A Certificate of Designation), in effect on the date the certificate is surrendered for conversion, initially set at $0.25. Each share of Series A Preferred Stock is redeemable at the option of the holder for the payment of cash by us to the holder equal to the Aggregate Stated Value of the shares that the holder elects to redeem. The Series A Preferred Stock is entitled to certain protective provisions and we may not take certain actions without the written consent of at least a majority of the Series A Preferred Stock, including, without limitation, amend, alter or repeal any provision of the Series A Certificate of Designation to change the rights of the Series A Preferred Stock, create or authorize additional class or series of stock senior to the Series A Preferred Stock or create, authorize the creation of, issue or authorize the issuance of, any debt security which is convertible into or exchangeable for any equity security, if such equity security ranks senior to the Series A Preferred Stock as to dividends or liquidation rights.

On January 1, 2022, the Company granted an officer 7,722 shares Series A preferred stock for settlement of $77,216 in compensation under his employment agreement for services provided through March 31, 2022.

On March 31, 2022, we issued 3,409 shares of our Series A preferred stock to Scott D. Kaufman, our former co-Chief Executive Officer, for settlement of $34,090 of compensation payable to Mr. Kaufman under his employment agreement from January 1, 2022 through March 31, 2022. In addition, on March 31, 2022 we issued 4,941 shares of our Series A preferred stock to Paul L. Kessler, our Executive Chairman, for settlement of $49,410 of compensation payable to Mr. Kessler under his employment agreement from January 1, 2022 through March 31, 2022.

On June 30, 2022, we issued 5,361 shares of our Series A preferred stock to Scott D. Kaufman, our former co-Chief Executive Officer, for settlement of $53,610 of compensation payable to Mr. Kaufman under his employment agreement from April 1, 2022 through June 30, 2022. In addition, on June 30, 2022 we issued 4,941 shares of our Series A preferred stock to Paul L. Kessler, our Executive Chairman, for settlement of $49,410 of compensation payable to Mr. Kessler under his employment agreement from April 1, 2022 through June 30, 2022.

During the six months ended June 30, 2022, 23,423 shares of Series A preferred stock were converted into 1,338,456 shares of common stock.

As of June 30, 2022, there were 226,915 shares of Series A preferred stock outstanding resulting in Series A preferred stock with a stated value of $2,269,150 and convertible into 12,966,571 shares of common stock, using a conversion price of $0.175.

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

During the six months ended June 30, 2022, 2,472 shares of Series B preferred stock had been converted into 1,962,448 shares of common stock.

As of June 30, 2022, there were 1,400 shares of Series B preferred stock outstanding resulting in Series B preferred stock with a stated value of $1,512,000, and convertible into 1,512,000 shares of common stock, using a conversion price of $1.00.

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

On March 29, 2022, the Company offered 16 warrant holders replacement warrants with an exercise price of $1.50 per common share, in exchange for any warrants exercised at this time at the exercise price of $1.50 per common share. The issuance of replacement warrants has the effect of resetting the conversion price of all outstanding shares of Series C preferred stock to $1.50 per common share and resetting the exercise price of all outstanding warrants to $1.50 per common share in instances where those conversion and exercise prices are above $1.50.

As of June 30, 2022, there were 7,880 shares of Series C preferred stock outstanding resulting in Series C preferred stock with a stated value of $8,754,680, and convertible into 5,836,453 shares of common stock, using a conversion price of $1.50.

Note 18. Discontinued Operations

Prior to cryptocurrency mining operations that began in October 2021, the Company produced live and virtual pop culture conventions and events and sold a gelatin machine and related consumables that were discontinued in 2021. In addition, the Company operated an eCommerce site selling pop culture memorabilia that was discontinued on June 30, 2022 (known collectively as “legacy operations”).

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

CONtv is a joint venture with third parties and Bristol Capital, LLC. The Company holds a limited and passive interest of 10% in CONtv. As of June 30, 2022 and December 31, 2021, the investment in CONtv was $0, for both periods. As of June 30, 2022 and December 31, 2021, the amount due to CONtv was $0, for both periods, and classified as a discontinued operation.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the periods ending June 30, 2022 and December 31, 2021, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the three and six months ending June 30, 2022 and 2021, are classified as discontinued operations.

The assets and liabilities related to discontinued operations consists of the following:

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Prepaid expenses	$—	$—
Inventory	—	18,725
Total current assets	—	18,725

Other assets:
Property and equipment, net	—	—
Intangible assets, net	—	—
Total assets	$—	$18,725

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$485,712	$472,029
Deferred revenue	—	—
Due to CONtv	—	—
Total liabilities	$485,712	$472,029

In addition, revenue and expenses from discontinued operations were as follows:

	2022	2021
	Six Months Ended
	June 30,
	2022	2021
Revenue	$43,511	$605,900

Operating costs and expenses:
Cost of revenue	58,962	463,277
General and administrative	—	569,231
Total operating expenses	58,962	1,032,508
Loss from operations	(15,451)	(426,608)

Other income (expense):
Other income	(2,281)	835,140
Interest income	—	—
Loss on disposal of fixed assets	—	—
Total other income (expense)	(2,281)	835,140

Income (loss) from discontinued operations	$(17,732)	$408,532

Note 19. Subsequent Events

Non-binding Merger Agreement Term Sheet

On July 13, 2022 the Company executed a non-binding term sheet (the “Term Sheet”) with the intention to enter into a binding and definitive merger agreement with Prairie Operating Co., LLC (“Prairie”). Pursuant to the Term Sheet, the Company expects to consummate a business combination and finance the acquisition of certain oil and gas properties. At the conclusion of the merger, if consummated, the Company will change its name to Prairie Operating Co., LLC to reflect the new business operation, and Prairie will operate as the surviving company.

Decrease in Market Price of Bitcoin, and Increase in Cost of Natural Gas

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020. As of June 30, 2022 the market price of Bitcoin was $19,785, which reflects a decrease of approximately 60% since the beginning of 2022, and of approximately 70% from its all-time high of approximately $67,000. In addition, the cost of natural gas that we use to produce electricity to power our miners has increased substantially. The cost of natural gas in the United States has increased by as much as approximately 235%  since the beginning of 2022. These price movements result in decreased cryptocurrency mining revenue and increased cryptocurrency mining costs, both of which have a material adverse effect on our business and financial results.

Conversion of Series C Preferred Stock

On July 7, 2022, 250 shares of Series C preferred stock were converted into 185,167 shares of common stock.

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

Company Overview

Creek Road Miners, Inc. (formerly known as Wizard Brands, Inc., Wizard Entertainment, Inc., Wizard World, Inc., and GoEnergy, Inc.) was incorporated in Delaware on May 2, 2001. Prior to cryptocurrency mining operations that began in October 2021, the Company produced live and virtual pop culture conventions and events, and sold a gelatin machine and related consumables that were discontinued in 2021 In addition, the Company operated an eCommerce site selling pop culture memorabilia that was discontinued on June 30, 2022 (collectively known as “legacy operations”).

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

Cryptocurrency Mining

We generate substantially all our revenue through cryptocurrency we earn through our mining activities. We have historically mined and held Bitcoin exclusively, which we may sell to fund our operating and capital expenditures. While we do not have the intention of mining any other cryptocurrencies in the near future, we may expand our mining operations to include additional crypto assets if, after evaluation of the financial merits of such crypto assets based on a number of factors, including the anticipated profitability and price stability of such crypto assets and the ability and cost of our existing miners to mine for such digital assets, we determine that such additional crypto assets are reasonably likely to result in better margin than Bitcoin. Our mining operations commenced on October 24, 2021. We use special cryptocurrency mining computers (known as “miners”) to solve complex cryptographic algorithms to support the Bitcoin blockchain and, in return, receive Bitcoin as our reward. Miners measure their processing power, which is known as “hashing” power, in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” We participate in mining pools that pool the resources of groups of miners and split cryptocurrency rewards earned according to the “hashing” capacity each miner contributes to the mining pool.

All of the miners we operate were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. Cryptocurrency mining operations began in late 2021 when 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity were placed in service. As of June 30, 2022, we had 270 Bitmain S19J Pro miners with 27.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity that had yet to be placed into service.

On December 17, 2021 the Company entered into a Non-Fixed Price Sales and Purchase agreement (the “Bitmain Agreement”) with Bitmain Technologies Limited (“Bitmain”) for 600 Bitmain S19XP miners with a reference price of approximately $11,250 per miner. The miners have a total of 84 Ph/s of hashing capacity and an initial estimated purchase commitment of $6,762,000 (the “total reference price”), subject to price adjustments and related offsets, including potential adjustments related to the market price of miners.

As of June 30, 2022, the market price of miners has dropped significantly to approximately $7,500 per miner, and the Company has made payments of $3,969,000 (classified as deposits on mining equipment) to Bitmain pursuant to the Bitmain Agreement. The remaining amount due under the Bitmain Agreement based on the initial total reference price is $2,793,000, however, the Company is in negotiation with Bitmain to make no more payments under the agreement and only receive the net number of miners based on the payments to date of $3,969,000, and the current market price of approximately $7,500 per miner. Delivery of the S19XP miners is expected late 2022 through January 2023.

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

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies	—	(106,105)
Balance March 31, 2022	14.7	$532,736
Revenue recognized from cryptocurrency mined	4.6	166,592
Mining pool operating fees	(0.1)	(3,428)
Proceeds from the sale of cryptocurrency	(18.9)	(564,205)
Realized loss on the sale of cryptocurrency	—	(131,075)
Impairment of cryptocurrencies	—	(34)
Balance June 30, 2022 (1)	0.3	$586

(1)	As of June 30, 2022, no cryptocurrency awards are being received and no revenue from cryptocurrency mining is being generated.

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

We have historically mined and held Bitcoin exclusively, which we may sell to fund our operating and capital expenditures. As of June 30, 2022, no cryptocurrency awards are being received and no revenue from cryptocurrency mining is being generated.

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020. The market price of Bitcoin has dropped by as much as approximately 60% since the beginning of 2022, and by as much as approximately 70% from its all-time high. In addition, the cost of natural gas that we use to produce electricity to power our miners has increased substantially. The cost of natural gas has increased by as much as approximately 235% since the beginning of 2022. These price movements result in decreased cryptocurrency mining revenue and increased cryptocurrency mining costs, both of which have a material adverse effect on our business and financial results.

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

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3 to 9 years. No depreciation is recorded until the property or equipment is placed into service. Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations.

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

Discontinued Operations

Prior to cryptocurrency mining operations that began in October 2021, the Company produced live and virtual pop culture conventions and events and sold a gelatin machine and related consumables that were discontinued in 2021. In addition, the Company operated an eCommerce site selling pop culture memorabilia that was discontinued on June 30, 2022 (known collectively as “legacy operations”).

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

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the periods ending June 30, 2022, and December 31, 2021, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the three and six months ending June 30, 2022 and 2021, are classified as discontinued operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

Revenue:
Cryptocurrency mining	$165,592	$—	$165,592	—%

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	400,416	—	400,416	—%
Depreciation and amortization	164,520	7,394	157,126	2,125%
Stock based compensation	466,136	189,919	276,217	145%
General and administrative	764,908	1,143,386	(378,478)	(33)%
Impairment of mined cryptocurrency	34	—	34	—%
Total operating expenses	1,796,014	1,340,699	455,315	34%

Loss from operations	(1,629,422)	(1,340,699)	(288,723)	(22)%

Other income (expense):
Realized loss on sale of cryptocurrency	(131,075)	—	(131,075)	—%
PPP loan forgiveness	—	—	—	—%
Interest expense	(242,630)	(245,419)	2,789	1%
Total other income (expense)	(373,705)	(245,419)	(128,286)	(52)%
Net loss from continuing operations	(2,003,127)	(1,586,118)	(417,008)	(26)%

Discontinued operations:
Income (loss) from discontinued operations	(48,917)	(267,087)	218,169	82%
Gain from sale of discontinued operations	—	—	—	—%
Net income from discontinued operations	(48,917)	(267,087)	218,169	82%
Net loss	$(2,052,044)	$(1,853,205)	$(198,839)	(11)%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

Revenue:
Cryptocurrency mining	$509,647	$—	$509,647	—%

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	786,758	—	786,758	—%
Depreciation and amortization	329,040	12,349	316,691	2,565%
Stock based compensation	2,389,241	2,037,475	351,766	17%
General and administrative	1,697,769	2,211,277	(513,508)	(23)%
Impairment of mined cryptocurrency	106,139	—	106,139	—%
Total operating expenses	5,308,947	4,261,101	1,047,846	25%

Loss from operations	(4,799,300)	(4,261,101)	(538,199)	(13)%

Other income (expense):
Realized loss on sale of cryptocurrency	(131,075)	—	(131,075)	—%
PPP loan forgiveness	197,662	—	197,662	—%
Interest expense	(390,694)	(469,511)	78,817	17%
Total other income (expense)	(324,107)	(469,511)	145,4047	31%
Net loss from continuing operations	(5,123,407)	(4,730,612)	(392,795)	(8)%

Discontinued operations:
Income (loss) from discontinued operations	(17,732)	408,532	(426,264)	(104)%
Gain from sale of discontinued operations	—	—	—	—%
Net income from discontinued operations	(17,732)	408,532	(426,264)	(104)%
Net loss	$(5,141,139)	$(4,322,080)	$(819,059)	(19)%

Revenue

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue:
Cryptocurrency mining	$165,592	$—	$165,592	—%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue:
Cryptocurrency mining	$509,647	$—	$509,647	—%

Revenue from cryptocurrency mining began in late 2021. All revenue associated with discontinued operations is classified accordingly on our consolidated statement of operations for the three and six months ending June 30, 2022 and 2021.

On May 28, 2022, the Company entered into a Binding Memorandum of Understanding for a Proposed Transaction with Highwire Energy Partners, Inc. (“Highwire”) to acquire certain energy assets including natural gas production opportunities in South Dakota, North Dakota, and Wyoming as well as an opportunity for fixed-price electricity generation in Wyoming. In mid-June 2022 the Company relocated 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity from Louisiana to a facility operated by Highwire in Colorado. As of June 30, 2022, the facility has been unable to supply sufficient natural gas to produce the level of power required to operate the miners. As a result, the Company is neither receiving cryptocurrency awards nor generating revenue from cryptocurrency mining is being generated.

Operating Costs and Expenses

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Operating Costs and Expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	$400,416	$—	$400,416	—%
Depreciation and amortization	164,520	7,394	157,126	2,125%
Stock based compensation	466,136	189,919	276,217	145%
General and administrative	764,908	1,143,386	(378,478)	(33)%
Impairment of mined cryptocurrency	34	—	34	—%
Total operating expenses	$1,796,014	$1,340,699	$455,315	34%

Operating costs and expenses increased $455,315 or 34%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to cryptocurrency mining operations and depreciation of $400,416 and 157,126, respectively, that were not present in the prior year period, greater stock based compensation of $276,217, and partially offset by lower general and administrative expenses of $378,478.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Operating Costs and Expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	$786,758	$—	$786,758	—%
Depreciation and amortization	329,040	12,349	316,691	2,565%
Stock based compensation	2,389,241	2,037,475	351,766	17%
General and administrative	1,697,769	2,211,277	(513,508)	(23)%
Impairment of mined cryptocurrency	106,139	—	106,139	—%
Total operating expenses	$5,308,947	4,261,101	1,047,846	25%

Operating costs and expenses increased $1,047,846 or 25%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to cryptocurrency mining operations and depreciation of $786,758 and 316,691, respectively, that were not present in the prior year period, greater stock based compensation of $351,766, and partially offset by lower general and administrative expenses of $513,508.

Net Income (Loss)

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Net Income (Loss):
Net loss from continuing operations	$(2,003,127)	$(1,586,118)	$(417,008)	(26)%
Net income from discontinued operations	(48,917)	(267,087)	218,169	82%
Total net loss	$(2,052,044)	$(1,853,205)	$(198,839)	(11)%

Net loss from continuing operations increased $417,008 or 26%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to increased operating costs and expenses as described above.

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Net Income (Loss):
Net loss from continuing operations	$(5,123,407)	$(4,730,612)	$(392,795)	(8)%
Net income from discontinued operations	(17,732)	408,532	(426,264)	(104)%
Total net loss	$(5,141,139)	$(4,322,080)	$(819,059)	(19)%

Net loss from continuing operations increased $392,795 or 8%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to increased operating costs and expenses as described above.

Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $5,123,407, and $4,730,612, for the six months ended June 30, 2022 and 2021, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On June 30, 2022, we had cash and cash equivalents of $816,146 and working capital deficit of approximately $2.5 million.

We have evaluated the significance of these conditions in relation to our ability to meet our obligations, which has raised substantial doubts about the Company’s ability to continue as a going concern. The Company believes that if it is unable to obtain debt and/or equity financing,  the sale of fixed assets, specifically cryptocurrency miners, will be required.  There can be no assurances that debt and/or equity financing can be obtained, or that the sale of fixed assets, specifically cryptocurrency miners, can be achieved. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to obtain debt and/or equity financing, and/or to sell fixed assets, specifically cryptocurrency miners, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to obtain debt and/or equity financing, and/or sell of fixed assets, specifically cryptocurrency miners.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2022	2021
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(1,438,286)	$(2,746,260)
Net cash used in investing activities	(1,916,723)	—
Net cash provided by financing activities	1,385,967	2,425,837
Net increase (decrease) in cash and cash equivalents	(1,969,042)	(344,326)
Cash and cash equivalents, beginning of period	2,785,188	1,897,703
Cash and cash equivalents, end of period	$816,146	$1,553,377

Liquidity

As of June 30, 2022, we had cash and cash equivalents of $816,146, compared to $2,785,188 as of December 31, 2021, a decrease of $1,969,042. This decrease was primarily due to cash of $1,916,723 used in investing activities, cash of $1,438,286 used in operating activities, and partially offset by cash of $1,385,967 provided by financing activities.

Operating Activities

Net cash used in operating activities was $1,438,286 for the six months ended June 30, 2022 and resulted primarily from a net loss of $5,141,139, partially offset by stock based compensation of $2,540,080 and an increase in accounts payable and accrued expenses of $1,496,301.

Net cash used in operating activities was $2,746,260 for the six months ended June 30, 2021 and resulted primarily from a net loss of $4,322,080, partially offset by stock based compensation of $2,284,059.

Investing Activities

Net cash used in investing activities was $1,916,723 for the six months ended June 30, 2022 and resulted primarily from an increase in property and equipment, specifically mining equipment, of $5,295,478, partially offset by a decrease in net deposits on mining equipment of $2,939,550 and proceeds from the sale of cryptocurrency of $564,205.

Cryptocurrency mining operations began in late 2021 when 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity were placed in service. As of June 30, 2022, we had 270 Bitmain S19J Pro miners with 27.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity that had yet to be placed into service.

On December 17, 2021 the Company entered into a Non-Fixed Price Sales and Purchase agreement (the “Bitmain Agreement”) with Bitmain Technologies Limited (“Bitmain”) for 600 Bitmain S19XP miners with a reference price of approximately $11,250 per miner. The miners have a total of 84 Ph/s of hashing capacity and an initial estimated purchase commitment of $6,762,000 (the “total reference price”), subject to price adjustments and related offsets, including potential adjustments related to the market price of miners.

As of June 30, 2022, the market price of miners has dropped significantly to approximately $7,500 per miner, and the Company has made payments of $3,969,000 (classified as deposits on mining equipment) to Bitmain pursuant to the Bitmain Agreement which are classified as deposits on mining equipment. The remaining amount due under the Bitmain Agreement based on the initial total reference price is $2,793,000, however, the Company is in negotiation with Bitmain to make no more payments under the agreement and only receive stock-based the net number of miners based on the payments to date of $3,969,000, and the current market price of approximately $7,500 per miner. Delivery of the S19XP miners is expected in late 2022 and early 2023.

Financing Activities

Net cash provided by financing activities was $1,3855,967 for the six months ended June 30, 2022 and resulted primarily from proceeds from the exercise of warrants for $900,000 and proceeds from note payable of $500,000.

Net cash provided by financing activities was $2,425,837 for the six months ended June 30, 2022 and resulted primarily from proceeds from the issuance of Series B preferred stock and warrants of $2,185,000.

Working Capital (Deficit)

The following table summarizes total current assets, liabilities, and working capital for the periods ended June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022	December 31, 2021	Increase/(Decrease)
Current assets	$5,637,899	$10,827,973	$(5,190,074)
Current liabilities	$8,100,811	$6,039,311	$2,061,500
Working capital (deficit)	$(2,462,912)	$4,788,662	$(7,251,574)

As of June 30, 2022, we had working capital deficit of $2,462,912, compared to working capital of $4,788,662 as of December 31, 2021, a decrease of 7,251,574. The decrease was primarily due to a decrease in cash and deposits on mining equipment, and an increase in accounts payable and accrued expenses.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Informa Lawsuit  and Dismissal

On May 6, 2022, Informa filed an action in the Delaware Court of Chancery asserting breach of contract in regards to the August 6, 2021 Asset Purchase Agreement, pursuant to which the Company sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. On July 29, 2022, Informa and the Company entered into a Settlement Agreement pursuant to which Company assigned certain social media accounts and a domain name to Informa, and Informa agreed to file a notice of dismissal to dismiss the action with prejudice.

Item 1A. Risk Factors

We must find a reliable source of electric power at favorable prices to resume the operation of our miners and generate revenue.

Our Bitcoin mining operations require significant amounts of power. On May 30, 2022, the Company entered into a binding memorandum of understanding with Highwire Energy Partners, Inc. (“Highwire”) to acquire certain energy assets, including natural gas production opportunities in South Dakota, North Dakota and Wyoming as well as an opportunity for fixed-price electricity generation in Wyoming. In mid-June 2022, the Company relocated 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity from Louisiana to a facility operated by Highwire in Colorado. The Company’s miners have currently not been placed in operational service pending resolution of gas supply start-up issues at the Highwire site. As a result, as of June 30, 2022 the Company is neither receiving cryptocurrency awards nor generating revenue from cryptocurrency mining.

If we are unable to obtain sufficient electric power at the Highwire site or elsewhere to operate our miners on a cost-effective basis, we may not realize the anticipated benefits of the significant capital investments in our miners. There can be no assurance that we can obtain the needed energy at acceptable prices, volume and other terms, if at all, or that our mining operations will resume in a timely manner, if it all.

Our ability to continue as a going concern is contingent on obtaining debt and/or equity financing, and we may not be able to obtain sufficient financing and may be forced to sell our cryptocurrency miners.

We do not have sufficient capital to fund our future operations without significant additional capital investments. If adequate additional financing is not available on reasonable terms or at all, we may be forced to sell our fixed assets, specifically cryptocurrency miners, which would adversely affect our business and prospects. Such sales would materially adversely affect our ability to compete.

The non-binding Term Sheet between Company and Prairie provides that the parties must use commercially reasonable efforts to negotiate a business combination for the financing and acquisition of certain oil and gas assets. However, there can be no assurance that the Company and Prairie will agree on a binding agreement and plan of merger, or, if such binding agreement is agreed, that the Company and Prairie will be able to successfully consummate the proposed merger on a timely basis, or at all.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Wizard Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).
3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.3	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.4	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.5	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).
3.6	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $0.0001 par value per share (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.7	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 25, 2011).
3.8	Certificate of Amendment to Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A Cumulative Convertible Preferred Stock, $.0001 par value per share (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 30, 2012).
3.9	Amended and Restated Series A Certificate of Designations, dated March 29, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2012).
3.10	First Amendment to the Bylaws of Wizard World, Inc. (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2016).
3.11	Certificate of Amendment of Certificate of Incorporation (as filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020).
3.12	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, dated July 16, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).
3.13	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock, dated December 1, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2021).
10.1

Binding Memorandum of Understanding between Creek Road Miners, Inc. and Highwire Energy Partners, Inc. dated as of May 28, 2022 (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 16, 2022).

10.2*#+	Employment Agreement between Creek Road Miners, Inc. and John D. Maatta, entered into as of May 1, 2022.
10.3*+	Amendment to Employment Agreement between Creek Road Miners, Inc. and John D. Maatta, dated July 7, 2022.
10.4*+	Second Amendment to Amended And Restated Employment Agreement between Creek Road Miners, Inc. and Paul L. Kessler, dated July 7, 2022.
10.5*+	Second Amendment to Amended and Restated Employment Agreement between Creek Road Miners, Inc. and Scott Kaufman, dated July 8, 2022.
10.6*+	Amendment to Employment Agreement between Creek Road Miners, Inc. and Scott A. Sheihk, dated July 7, 2022.
10.7*+	Amendment to Employment Agreement between Creek Road Miners, Inc. and Alan Urban, dated July 28, 2022.
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

# Schedules have been omitted pursuant to Items 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission. The Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

+ Management contract or compensatory plan, contract or arrangement.

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

CREEK ROAD MINERS, INC.

	By:	/s/ John D. Maatta

John D. Maatta
Date: August 15, 2022		President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan L. Urban

Alan L. Urban
Date: August 15, 2022		Chief Financial Officer
(Principal Financial and Accounting Officer)

