Form 10-Q
period 2022-09-30
Creek Road Miners, Inc.
filed 2022-11-14
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-33383

CREEK ROAD MINERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 E Horizon Ridge Pkwy, Suite 110-502 Henderson, Nevada	89002
(Address of principal executive offices)	(Zip Code)

(435) 900-1949

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which registered
N/A	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 7, 2022
Common Stock, $0.0001 par value	12,276,036

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$451,212	$2,785,188
Accounts receivable	—	427
Prepaid expenses	158,014	107,749
Deposits on mining equipment	4,673,680	7,613,230
Cryptocurrency	7,350	302,654
Current assets associated with discontinued operations	—	18,725
Total current assets	5,290,256	10,827,973
Other assets:
Property and equipment, net of accumulated depreciation of $582,696 and $89,136, respectively	7,028,279	2,226,360
Right of use asset, net of accumulated amortization of $426,918 and $299,583 respectively	—	127,335
Investment	225,000	—
Deposits and other assets	110,350	18,201
Total assets	$12,653,885	$13,199,869

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,878,131	$801,747
Accrued interest and expenses – related parties	2,846,909	2,231,558
Convertible notes payable	1,400,000	—
Lease liability, current portion	—	33,977
Secured convertible debenture – related party	2,496,850	2,500,000
Current liabilities associated with discontinued operations	485,712	472,029
Total current liabilities	10,107,602	6,039,311
Non-current liabilities:
Lease liability, long term portion	—	101,116
Secured convertible debenture – related party	2,496,850	2,500,000
SBA/PPP loans payable	149,900	361,595
Total non-current liabilities	2,646,750	2,962,711
Total liabilities	12,754,352	9,002,022
Commitments and contingencies
Stockholders’ equity:
Preferred stock; 5,000,000 shares authorized:
Series A convertible preferred stock; $0.0001 par value; 500,000 shares authorized; 242,534 and 223,964 shares issued and outstanding, respectively	24	22
Series B convertible preferred stock; $0.0001 par value; 20,000 shares authorized; 1,420 and 3,720 shares issued and outstanding, respectively	—	—
Series C convertible preferred stock; $0.0001 par value; 15,000 shares authorized; 7,630 shares issued and outstanding, respectively	1	1
Common stock; $0.0001 par value; 100,000,000 shares authorized; 12,296,735 and 8,191,382 shares issued and outstanding, respectively	1,229	819
Additional paid-in capital	54,139,405	51,506,854
Accumulated deficit	(54,241,126)	(47,309,849)
Total stockholders’ equity	(100,467)	4,197,847
Total liabilities and stockholders’ equity	$12,653,885	$13,199,869

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Cryptocurrency mining	$7,955	$—	$517,602	$—

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	284,700	—	1,071,458	—
Depreciation and amortization	164,520	12,154	493,560	24,503
Stock based compensation	156,190	436,479	2,545,431	2,473,954
General and administrative	1,127,503	1,503,738	2,825,272	3,715,015
Impairment of mined cryptocurrency	1,035	—	107,174	—
Total operating expenses	1,733,948	1,952,371	7,042,895	6,213,472
Loss from operations	(1,725,993)	(1,952,371)	(6,525,293)	(6,213,472)

Other income (expense):
Realized loss on sale of cryptocurrency	—	—	(131,075)	—
PPP loan forgiveness	—	—	197,662	—
Interest expense	(64,139)	(294,498)	(454,833)	(764,009)
Total other income (expense)	(64,139)	(294,498)	(388,246)	(764,009)

Loss from operations before provision for income taxes	(1,790,132)	(2,246,869)	(6,913,539)	(6,977,481)
Provision for income taxes	—	—	—	—
Loss from continuing operations	(1,790,132)	(2,246,869)	(6,913,539)	(6,977,481)

Discontinued operations:
Income (loss) from discontinued operations	(6)	(208,377)	(17,738)	200,155
Gain on sale of discontinued operations	—	1,853,169	—	1,853,169
Net income (loss) from discontinued ops.	(6)	1,644,792	(17,738)	2,053,324

Net loss	$(1,790,138)	$(602,077)	$(6,931,277)	$(4,924,157)

Dividends on preferred stock	(87,797)	(196,242)	(272,399)	(266,094)
Earnings attributable to common stockholders	$(1,877,935)	$(798,319)	$(7,203,676)	$(5,190,251)

Earnings (loss) per common share:
Earnings (loss) per share from continuing operations, basic and diluted	$(0.15)	$(0.43)	$(0.63)	$(1.87)
Earnings per share from discontinued operations, basic and diluted	$—	$0.29	$—	$0.53
Earnings (loss) per share, basic and diluted	$(0.15)	$(0.14)	$(0.63)	$(1.34)
Weighted average common shares outstanding, basic and diluted	12,656,994	5,607,877	11,430,285	3,865,416

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2022

(Unaudited)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, June 30, 2022	226,915	$23	1,400	$-	7,880	$1	12,524,209	$1,251	$54,868,200	$(52,450,988)	$-	$2,418,487

Warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	166,660	17	83,313	-	-	83,330
Issuance of series A preferred stock to settle compensation	15,619	1	-	-	-	-	-	-	156,187	-	-	156,188
Issuance of series B preferred stock to settle liabilities	-	-	20	-	-	-	-	-	19,463	-	-	19,463
Conversion of series C preferred stock to common	-	-	-	-	(250)	-	185,167	19	(19)	-	-	-
Exchange of warrant shares for convertible note	-	-	-	-	-	-	(579,301)	(58)	(899,942)	-	-	(900,000)
Dividend on series A preferred stock	-	-	-	-	-	-	-	-	(68,634)	-	-	(68,634)
Dividend on series B preferred stock	-	-	-	-	-	-	-	-	(19,163)	-	-	(19,163)
Net loss	-	-	-	-	-	-	-	-	-	(1,790,138)	-	(1,790,138)
Balance, September 30, 2022	242,534	$24	1,420	$-	7,630	$1	12,296,735	$1,229	$54,139,405	$(54,241,126)	$-	$(100,467)

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2022

(Unaudited)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2021	223,964	$22	3,720	$-	7,880	$1	8,191,382	$819	$51,506,854	$(47,309,849)	$-	$4,197,847

Warrants issued for services	-	-	-	-	-	-	-	-	472,501	-	-	472,501
Exercise of warrants	-	-	-	-	-	-	766,660	77	983,253	-	-	983,330
Replacement warrants issued	-	-	-	-	-	-	-	-	1,608,000	-	-	1,608,000
Exercise of stock options	-	-	-	-	-	-	185,216	19	(19)	-	-	-
Issuance of common stock for services	-	-	-	-	-	-	30,000	3	44,997	-	-	45,000
Issuance of common stock for investment	-	-	-	-	-	-	169,205	17	99,983	-	-	100,000
Issuance of common	-	-	-	-	-	-	11,502	-	-	-	-	-
Issuance of series A preferred stock to settle compensation	41,993	5	-	-	-	-	-	-	419,923	-	-	419,928
Issuance of series B preferred stock to settle liabilities	-	-	172	-	-	-	-	-	170,303	-	-	170,303
Conversion of series A preferred stock to common	(23,423)	(3)	-	-	-	-	1,338,456	134	(131)	-	-	-
Conversion of series B preferred stock to common	-	-	(2,472)	-	-	-	1,962,448	195	(195)	-	-	-
Conversion of series C preferred stock to common	-	-	-	-	(250)	-	185,167	19	(19)	-	-	-
Conversion of secured convertible debenture to Common stock	-	-	-	-	-	-	36,000	4	6,296	-	-	6,300
Exchange of warrant shares for convertible note	-	-	-	-	-	-	(579,301)	(58)	(899,942)	-	-	(900,000)
Dividend on series A preferred stock	-	-	-	-	-	-	-	-	(200,936)	-	-	(200,936)
Dividend on series B preferred stock	-	-	-	-	-	-	-	-	(71,463)	-	-	(71,463)
Net loss	-		-	-	-	-	-	-	-	(6,931,277)	-	(6,931,277)
Balance, September 30, 2022	242,534	$24	1,420	$-	7,630	$1	12,296,735	$1,229	$54,139,405	$(54,241,126)	$-	$(100,467)

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021

(Unaudited)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, June 30, 2021	226,542	$22	2,500	$1	-	$-	3,629,252	$363	$27,648,732	$(34,361,226)	$(12,498)	$(6,724,606)

Stock based compensation	-	-	-	-	-	-	-	-	343,999	-	-	343,999
Issuance of series A preferred stock to settle accrued liabilities and compensation	9,249	1	-	-	-	-	-	-	92,489	-	-	92,490
Issuance of series B preferred stock and warrants, net	-	-	1,000	-	-	-	-	-	813,995	-	-	813,995
Issuance of common stock and warrants, net	-	-	-	-	-	-	2,433,340	243	3,249,757	-	-	3,250,000
Conversion of series B preferred stock to common	-	-	(600)	-	-	-	432,000	43	(43)	-	-	-
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(196,242)	-	-	(196,242)
Net loss	-	-	-	-	-	-	-	-	-	(602,077)	-	(602,077)
Balance, September 30, 2021	235,791	$23	2,900	$1	-	$-	6,494,592	$649	$31,952,687	$(34,963,303)	$(12,498)	$(3,022,442)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2020	173,993	$17	-	$-	-	$-	3,506,752	$351	$23,206,367	$(30,039,146)	$(12,498)	$(6,844,909)

Stock based compensation	-	-	-	-	-	-	-	-	538,804	-	-	538,804
Warrants issued for services	-	-	-	-	-	-	-	-	1,562,881	-	-	1,562,881
Exercise of stock options	-	-	-	-	-	-	122,500	12	43,163	-	-	43,175
Issuance of series A preferred stock to settle accrued liabilities and compensation	61,798	6	-	-	-	-	-	-	618,858	-	-	618,864
Issuance of series B preferred stock and warrants, net	-	-	3,500	1	-	-	-	-	2,998,994	-	-	2,998,995
Issuance of common stock and warrants, net	-	-	-	-	-	-	2,433,340	243	3,249,757	-	-	3,250,000
Conversion of series B preferred stock to common	-	-	(600)	-	-	-	432,000	43	(43)	-	-	-
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(266,094)	-	-	(266,094)
Net loss	-		-	-	-	-	-	-	-	(4,924,157)	-	(4,924,157)
Balance, September 30, 2021	235,791	$23	2,900	$1	-	$-	6,494,592	$649	$31,952,687	$(34,963,303)	$(12,498)	$(3,022,442)

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(6,931,277)	$(4,924,157)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493,560	24,503
Accretion of debt discount	—	285,954
Amortization of lease right	(7,759)	5,845
Stock based compensation	2,715,733	2,720,548
Impairment of cryptocurrency	107,174	—
PPP loan forgiveness	(197,662)	—
Realized loss on the sale of cryptocurrency	131,075	—
Gain on the sale of discontinued operations	—	(1,853,169)
Changes in operating assets and liabilities:
Accounts receivable	428	31,811
Prepaid expenses	(50,267)	(147,493)
Inventory	18,725	—
Cryptocurrency, net of mining fees	(507,150)	—
Current assets associated with discontinued operations	—	99,988
Security deposits	(92,149)	102
Assets associated with discontinued operations	—	168,209
Accounts payable and accrued expenses	2,691,735	377,388
Accrued and unpaid dividends on preferred stock	(272,399)	(266,094)
Liabilities associated with discontinued operations	13,683	(2,539,125)
Net cash used in operating activities	(1,886,550)	(6,015,690)

Cash flow from investing activities:
Proceeds from the sale of cryptocurrency	564,205	—
Purchase of investment	(125,000)	—
Deposits on mining equipment, net	2,939,550	—
Purchase of property and equipment	(5,295,478)	(1,129,366)
Net cash used in investing activities	(1,916,723)	(1,129,366)

Cash flow from financing activities:
Proceeds from the issuance of series B preferred stock and warrants, net	—	2,998,994
Proceeds from the issuance of common stock and warrants, net	—	3,250,000
Proceeds from the exercise of warrants	983,330	—
Proceeds from the exercise of stock options	—	43,175
Proceeds from the sale of discontinued operations	—	1,500,000
Proceeds (paydown) of SBA/PPP loans payable	(14,033)	197,662
Proceeds from note payable	500,000	—
Net cash provided by financing activities	1,469,297	7,989,831

Net increase (decrease) in cash and cash equivalents	(2,333,976)	844,775
Cash and cash equivalents, beginning of period	2,785,188	1,897,703
Cash and cash equivalents, end of period	$451,212	$2,742,478

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosures of noncash investing and financing activity:
Issuance of series A preferred stock to settle accrued liabilities and compensation	$419,930	$618,858
Issuance of series B preferred stock to settle accrued liabilities	$170,303	$—
Issuance of common stock for investment	$100,000	$—
Conversion of preferred stock to common stock	$348	$43
Conversion of secured convertible debentures to common stock	$6,300	$—
Exchange of warrant shares for convertible note	$900,000	$—

See notes to unaudited condensed consolidated financial statements

Creek Road Miners, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2022

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

Merger Agreement

On October 24, 2022, the Company, Creek Road Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, and Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Prairie (the “Merger”), with Prairie surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), the Company will (a) deliver the greater of (A) 2,000,000 shares of its common stock, par value $0.0001 per share (“common stock”), and (B) the product of (x) the number of issued and outstanding shares of common stock immediately following the consummation of the Restructuring Transactions (as defined below) by the Company multiplied by (y) 33.33% to the members of Prairie (the “Prairie Members”) and (b) convert certain options to purchase membership interests of Prairie into restricted performance-based options to purchase, in the aggregate, 8,000,000 shares of common stock for $0.25 per share only exercisable if specific production hurdles are achieved.

In connection with the Merger, the Company will cause the following restructuring transactions (the “Restructuring Transactions”): (1) all holders of the Company’s outstanding shares of Series A preferred stock, Series B preferred stock, Series C preferred stock, and 12% senior secured convertible debentures (the “Convertible Debentures”), and holders of certain warrants, certain convertible promissory notes and certain other accrued liabilities, will convert their respective shares of Series A preferred stock, Series B preferred stock, Series C preferred stock and Convertible Debentures, and respective warrants, convertible promissory notes and accrued liabilities into shares of common stock and (2) thereafter, the Company shall effect a reverse stock split of the common stock at a ratio between 1-23 and 1-30 (the “Reverse Stock Split”).

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

Our Bitcoin mining operations require significant amounts of power. On May 30, 2022, the Company entered into a binding memorandum of understanding with Highwire Energy Partners, Inc. (“Highwire”) to acquire certain energy assets, including natural gas production opportunities in South Dakota, North Dakota and Wyoming as well as an opportunity for fixed-price electricity generation in Wyoming. In mid-June 2022, the Company relocated 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity from Louisiana to a facility operated by Highwire in Colorado. The Company’s miners have currently not been placed in operational service pending resolution of gas supply start-up issues at the Highwire site and other operational issues. As a result, since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

Mining Equipment

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. As of September 30, 2022, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, none of which were in service.

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

The remaining amount due under the Bitmain Agreement based on the initial total reference price is $2,793,000, however, as of September 30, 2022, the market price of miners has dropped significantly from $11,250 to approximately $5,810 per miner. The estimated remaining amount due under the Bitmain Agreement based on the current market price of miners (assuming no contract interpretation disputes are asserted by, and no liquidated damaged or penalties are assessed by, Bitmain) is presented below:

	Market Price per Miner		Total Amount
July 2022 batch (100 miners)	$7,756		$775,600
August 2022 batch (100 miners)	7,140		714,000
September 2022 batch (100 miners)	7,140		714,000
October 2022 batch (100 miners)	6,510		651,000
November 2022 batch (100 miners)	5,810		581,000
December 2022 batch (100 miners)	5,810	(1)	581,000
Estimated total amount due			4,016,600
Less: Payments made			3,969,000
Estimated remaining amount due (2)			$47,600

(1)	Estimate based on the November 2022 market price.
(2)	Assuming no contract interpretation disputes are asserted by, and no liquidated damages or penalties are assessed by, Bitmain.

Mobile Data Centers

We historically utilize mobile data centers to house our miners. Our mobile data centers are located close to natural gas wellheads. We use natural gas to power a mobile turbine that produces electricity that, in turn, is used to power our miners.

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies	—	(106,105)
Balance March 31, 2022	14.7	$532,736
Revenue recognized from cryptocurrency mined	4.6	166,592
Mining pool operating fees	(0.1)	(3,428)
Proceeds from the sale of cryptocurrency	(18.9)	(564,205)
Realized loss on the sale of cryptocurrency	—	(131,075)
Impairment of cryptocurrencies	—	(34)
Balance June 30, 2022 (1)	0.3	$586
Revenue recognized from cryptocurrency mined	0.3	7,955
Mining pool operating fees	—	(156)
Impairment of cryptocurrencies	—	(1,035)
Balance September 30, 2022 (1)	0.6	$7,350

(1)	Since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

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

We have historically mined and held Bitcoin exclusively, which we may sell to fund our operating and capital expenditures. Since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020. As of September 30, 2022 the market price of Bitcoin was $19,432, which reflects a decrease of approximately 60% since the beginning of 2022, and of approximately 70% from its all-time high of approximately $67,000. In addition, the cost of natural gas that we use to produce electricity to power our miners has increased substantially. The cost of natural gas in the United States has increased by as much as approximately 260% since the beginning of 2022. These price movements result in decreased cryptocurrency mining revenue and increased cryptocurrency mining costs, both of which have a material adverse effect on our business and financial results.

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

Note 2. Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $6,913,539, and $6,977,481, for the nine months ended September 30, 2022 and 2021, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On September 30, 2022, we had cash and cash equivalents of $451,212, a working capital deficit of approximately $4.8 million, and an accumulated deficit of approximately $54 million.

We have evaluated the significance of the uncertainty regarding the Company’s financial condition in relation to our ability to meet our obligations, which has raised substantial doubts about the Company’s ability to continue as a going concern. While it is very difficult to estimate our future liquidity requirements the Company believes that if it is unable close the Merger, or obtain debt and/or equity financing, existing cash resources will be depleted in early 2023 or late 2022. The Company can generate cash through the sale of fixed assets, specifically cryptocurrency miners. However, the total cash generated would be significantly less that the total of the Company’s liabilities. There are no assurances that the Merger will close, that debt and/or equity financing can be obtained, or that the sale of fixed assets, specifically cryptocurrency miners can be achieved.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the matters discussed herein.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to close the merger with Prairie, or obtain debt and/or equity financing, and there are no assurances that either can occur.

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

Discontinued Operations

On August 6, 2021, the Company entered into an Asset Purchase Agreement (the “Informa Agreement”) with Informa. Pursuant to the Informa Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, the Company sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

On June 30, 2022, the Company discontinued operations of an eCommerce site selling pop culture memorabilia.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the periods ending September 30, 2022, and December 31, 2021, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the periods ending September 30, 2022 and 2021, are classified as discontinued operations.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period. Potential common shares are excluded from the computation when their effect is antidilutive. Basic and diluted earnings (loss) attributable to common stockholders is the same for the three and nine months ended September 30, 2022 and 2021, because the Company has only incurred losses and all potentially dilutive securities are anti-dilutive. Potentially dilutive securities that were not included in the computation of diluted earnings (loss) attributable to common stockholders at September 30, 2022 because their inclusion would be anti-dilutive are as follows:

Potentially Dilutive Security	Quantity	Stated Value Per Share (1)	Total Value or Stated Value	Assumed Conversion Price (1)	Resulting Common Shares
Common stock options	259,250	$—	$—	—	259,250
Common stock warrants	21,984,266	—	—	—	21,984,266
Series A preferred stock	242,534	10	2,425,340	0.175	13,859,086
Series B preferred stock	1,420	1,080	1,533,060	0.500	3,066,120
Series C preferred stock	7,630	1,111	8,476,930	0.500	16,953,860
Series B preferred stock warrants	10,000	1,080	10,800,000	0.500	21,600,000
Secured convertible debentures – related parties	—	—	4,993,700	0.175	28,535,429
Convertible notes payable	—	—	1,400,000	0.500	2,800,000
Total					109,058,011

(1)	As of September 30, 2022

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

Note 4. Deposits on Mining Equipment

Deposits on mining equipment, consisted of the following:

	Cryptocurrency Miners	Mobile Data Centers	Total
Balance December 31, 2020	$—	$—	$—
Deposits on equipment during the period	7,089,000	524,230	7,613,230
Equipment delivered during the period	—	—	—
Balance December 31, 2021	$7,089,000	$524,230	$7,613,230
Deposits on equipment during the period	1,220,100	178,090	1,398,190
Equipment delivered during the period	(2,106,000)	—	(2,106,000)
Balance March 31, 2022	$6,203,100	$702,320	$6,905,420
Deposits on equipment during the period	382,200	352,340	734,540
Equipment delivered during the period	(2,616,300)	(349,980)	(2,966,280)
Balance June 30, 2022	$3,969,000	$704,680	$4,673,680
Deposits on equipment during the period	—	—	—
Equipment delivered during the period	—	—	—
Balance September 30, 2022	$3,969,000	$704,680	$4,673,680

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. As of September 30, 2022, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, none of which were in service.

On December 17, 2021 the Company entered into the Bitmain Agreement with Bitmain for 600 Bitmain S19XP miners with a reference price of approximately $11,250 per miner. The miners have a total of 84 Ph/s of hashing capacity and an initial estimated purchase commitment of $6,762,000 (the “total reference price”), subject to price adjustments and related offsets, including potential adjustments related to the market price of miners. The Company has made payments of $3,969,000 (classified as deposits on mining equipment) to Bitmain pursuant to the Bitmain Agreement.

The remaining amount due under the Bitmain Agreement based on the initial total reference price is $2,793,000, however, as of September 30, 2022, the market price of miners has dropped significantly from $11,250 to approximately $5,810 per miner. The estimated remaining amount due under the Bitmain Agreement based on the current market price of miners (assuming no contract interpretation disputes are asserted by, and no liquidated damaged or penalties are assessed by, Bitmain) is presented below:

	Market Price per Miner		Total Amount
July 2022 batch (100 miners)	$7,756		$775,600
August 2022 batch (100 miners)	7,140		714,000
September 2022 batch (100 miners)	7,140		714,000
October 2022 batch (100 miners)	6,510		651,000
November 2022 batch (100 miners)	5,810		581,000
December 2022 batch (100 miners)	5,810	(1)	581,000
Estimated total amount due			4,016,600
Less: Payments made			3,969,000
Estimated remaining amount due (2)			$47,600

(1)	Estimate based on the November 2022 market price.
(2)	Assuming no contract interpretation disputes are asserted by, and no liquidated damaged or penalties are assessed by, Bitmain.

Note 5. Cryptocurrency

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The Company recognized an impairment, or write down, of cryptocurrency (Bitcoin) rewards to the lowest fair market value of Bitcoin from the time the reward was earned through September 30, 2022. The impairment amounted to $1,035 and $107,174 for the three and nine months ended September 30, 2022, respectively.

On May 10, 2022 and June 25, 2022, the Company liquidated all of its then-current Bitcoin holdings. Approximately 19 Bitcoin were liquidated resulting in cash proceeds of $564,205, and a realized loss of $131,075.

The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies (1)	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies (1)	—	(106,105)
Balance March 31, 2022	14.7	$532,736
Revenue recognized from cryptocurrency mined	4.6	166,592
Mining pool operating fees	(0.1)	(3,428)
Proceeds from the sale of cryptocurrency	(18.9)	(564,205)
Realized loss on the sale of cryptocurrency	—	(131,075)
Impairment of cryptocurrencies (1)	—	(34)
Balance June 30, 2022 (2)	0.3	$586
Revenue recognized from cryptocurrency mined (2)	0.3	7,955
Mining pool operating fees	—	(156)
Impairment of cryptocurrencies (1)	—	(1,035)
Balance September 30, 2022 (2)	0.6	$7,350

(1)	The Company recognized an impairment, or write down, of cryptocurrency (Bitcoin) rewards to the lowest fair market value of Bitcoin from the time the reward was earned through the end of the reporting period. If the subsequent market price of Bitcoin increases, the asset balance will not be adjusted for the increase.
(2)	Since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

Note 6. Property and Equipment

Property and equipment, excluding those associated with discontinued operations, stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2022	December 31, 2021
Cryptocurrency miners	$6,723,152	$1,784,062
Mobile data center	875,052	518,663
Computer equipment	12,771	12,771
Software	—	—
Equipment	—	—
Total	7,610,975	2,315,496
Less accumulated depreciation	(582,696)	(89,136)
Net, Property and equipment	$7,028,279	$2,226,360

Depreciation expense, excluding that associated with discontinued operations, for the nine months ended September 30, 2022 and 2021 amounted to $329,040 and $12,349, respectively. No depreciation is recorded until the property or equipment is placed into service.

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. As of September 30, 2022, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, none of which were in service.

Note 7. Investment

On May 28, 2022, the Company entered into a Binding Memorandum of Understanding for a Proposed Transaction with Highwire to acquire certain energy assets including natural gas production opportunities in South Dakota, North Dakota, and Wyoming as well as an opportunity for fixed-price electricity generation in Wyoming. Under the terms of the agreement and subject to certain conditions, the Company has the following obligations to Highwire (i) $125,000 upon execution, (ii) $100,000 in common stock, (iii) $125,000 within 72 hours after Bitcoin mining operations commence, (iv) $110,000 to release Highwire from its bonding obligations, (v) an amount not to exceed $450,000 for the construction of a road on the South Dakota location, (vi) $20,000 for the installation of a mobile data center on the North Dakota property, (vii) the operating costs of each property, (viii) 15% of Bitcoin mining gross profit on the properties, and up to $400,000 if the Company elects to proceed with operations in Wyoming.

As of September 30, 2022 the Company paid Highwire $125,000 upon execution and issued $100,000 worth of common stock, which amounted to 169,205 shares of common stock, both of which were classified as an investment asset. In addition, the Company paid Highwire $110,000 to release its bonding obligations, which is classified as a non-current asset.

In mid-June 2022, the Company relocated 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity from Louisiana to a facility operated by Highwire in Colorado. The Company’s miners have currently not been placed in operational service pending resolution of gas supply start-up issues at the Highwire site and other operational issues. As a result, since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

Note 8. Amounts Due to Related Parties

Amounts due to related parties as of September 30, 2022 consisted of the following:

	Bristol Capital, LLC	Bristol Investment Fund, Ltd.	Barlock 2019 Fund, LP	Total
Accrued Interest and expenses	$262,500	$1,748,780	$835,629	$2,846,909
Current secured convertible debenture	—	2,496,850	—	2,496,850
Non-current secured convertible debenture	—	—	2,496,850	2,496,850
Total	$262,500	$4,245,630	$3,32,479	$7,840,609

Amounts due to related parties as of December 31, 2021 consisted of the following:

	Bristol Capital, LLC	Bristol Investment Fund, Ltd.	Barlock 2019 Fund, LP	Total
Accrued Interest and expenses	$93,750	$1,525,479	$612,329	$2,231,558
Current secured convertible debenture	—	2,500,000	—	2,500,000
Non-current secured convertible debenture	—	—	2,500,000	2,500,000
Total	$93,750	$4,025,479	$3,112,329	$7,231,558

As of September 30, 2022, the Convertible Debentures with an aggregate principal amount of $4,993,700, comprised of a Convertible Debenture with a principal amount of $2,496,850 held by Bristol Investment Fund (the “Bristol Convertible Debenture”) and a Convertible Debenture with a principal amount of $2,496,850 held by Barlock 2019 Fund, LP (the “Barlock Convertible Debenture”), were convertible into an aggregate of 28,535,429 shares of common stock (exclusive of any accrued and unpaid interest), using a conversion price of $0.175.

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

Consulting Agreement

On December 29, 2016, the Company entered into a Consulting Services Agreement with Bristol Capital (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Kessler agreed to serve as Executive Chairman of the Company. The initial term of the Consulting Agreement was from December 29, 2016 through March 28, 2017. The term of the Consulting Agreement will be automatically extended for additional terms of 90-day periods, unless either the Company or Bristol Capital gives prior written notice of non-renewal to the other party no later than thirty (30) days prior to the expiration of the then current term. Upon the execution of the agreement the Company granted Bristol Capital options to purchase up to an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $0.25 per share, as amended.

During the term, the Company will pay Bristol Capital, as amended, a monthly fee $18,750 payable in cash or preferred stock, at the Company’s election. In addition, Bristol Capital may receive an annual bonus in an amount and under terms determined by the Compensation Committee of the Board of Directors of the Company (the “Board”) and approved by the Board in its sole and absolute discretion. The Company shall also, in association with the uplisting of the Company’s common stock to a national exchange, issue to Bristol Capital (i) shares of common stock equal to 5% of the fully diluted shares of common stock of the Company, calculated with the inclusion of Bristol Capital’s equity stock holdings and shares issuable upon conversion of convertible instruments, preferred stock, options, and warrants; and (ii) a one-time non-accountable expense reimbursement of $200,000.

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

During the nine months ended September 30, 2022 and 2021, the Company incurred expenses of approximately $168,750, for each period for consulting services provided by Bristol Capital. As of September 30, 2022 and December 31, 2021, the amount accrued to Bristol Capital for consulting services was $262,500 and $93,750, respectively.

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

Related Party: Bristol Investment Fund, Ltd.

Bristol Investment Fund, Ltd. (“Bristol Investment Fund”) is managed by Bristol Capital Advisors, which in turn is managed by Paul L. Kessler.

Securities Purchase Agreement – December 2016

On December 1, 2016, the Company entered into the Purchase Agreement with Bristol Investment Fund, pursuant to which the Company sold to Bristol Investment Fund, for a cash purchase price of $2,500,000, securities comprising of: (i) the Bristol Convertible Debenture, (ii) Series A common stock purchase warrants, and (iii) Series B common stock purchase warrants. Pursuant to the Purchase Agreement, the Company paid $25,000 to Bristol Investment Fund and issued 25,000 shares of common stock with a grant date fair value of $85,000 to Bristol Investment Fund to cover legal fees. The Company recorded as a debt discount of $25,791 related to the cash paid and the relative fair value of the shares issued for legal fees.

i) Secured Convertible Debenture

On December 1, 2016, the Company issued the Bristol Convertible Debenture with an initial principal balance of $2,500,000, and a maturity date of December 30, 2018. The Bristol Convertible Debenture will accrue interest on the aggregate unconverted and then outstanding principal amount at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2017, (ii) on each date the purchaser converts, in whole or in part, the Bristol Convertible Debenture into common stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the secured convertible debenture (only as to that principal amount then being redeemed) and on the maturity date. Interest may be paid in cash, common stock, or a combination thereof at the sole discretion of the Company.

The Bristol Convertible Debenture is convertible into shares of the Company’s common stock at any time at the option of the holder. The initial conversion price was $3.00 (as converted) per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $3.00 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date.

The Bristol Convertible Debenture contains anti-dilution provisions where, if the Company, at any time while the Bristol Convertible Debenture is outstanding, sells or grants any option to purchase, right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents, at an effective price per share less that is lower than the conversion price then in effect, the conversion price shall be reduced to the lower effective price per share.

On December 19, 2019, the maturity date of the Bristol Convertible Debenture was amended to December 30, 2021.

On May 1, 2020, the maturity date of the Bristol Convertible Debenture was amended to December 31, 2022.

On August 3, 2020, as a result of the anti-dilution provisions, the effect of repricing stock options held by directors and employees to $0.25 decreased the conversion price to $0.25. As of December 31, 2020, the Bristol Convertible Debenture held by Bristol Investment Fund was convertible into 10,000,000 shares of common stock.

On October 31, 2021, in consideration for the release of senior security interest in certain of the assets, properties, and rights of discontinued operations that were sold during the year, the Bristol Convertible Debenture was amended to reduce the conversion price to $0.175.

During March 2022, Bristol Convertible Debenture principal in the amount of $3,150 was converted into 18,000 shares of common stock using a conversion price of $0.175.

As of September 30, 2022, the Bristol Convertible Debenture with a principal amount of $2,496,850 held by Bristol Investment Fund was convertible into 14,267,714 shares of common stock using a conversion price of $0.175.

As of September 30, 2022 and December 31, 2021, the amount of accrued interest payable to Bristol Investment Fund under the Bristol Convertible Debenture was $1,748,780, and $1,525,479, respectively.

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

On December 19, 2019, as a result of the anti-dilution provisions, the issuance of the Barlock Convertible Debenture with a conversion price of $2.50 increased the number of shares of common stock issuable upon exercise of the series A common stock purchase warrants to 1,000,000, and decreased the exercise price to $2.50.

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

On October 31, 2021, as a result of the anti-dilution provisions, the effect of reducing the conversion price of the Convertible Debentures to $0.175 increased the common stock issuable upon the exercise of the series A common stock purchase warrants to 10,000,000, and decreased the exercise price to $0.175.

On September 9, 2022, Bristol Investment Fund assigned 20% of its series A common stock purchase warrants shares to Leviston Resources, LLC.

As of September 30, 2022, Bristol Investment Fund held series A common stock purchase warrants to acquire 10,000,000 shares of common stock at an exercise price of $0.175.

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

Upon issuance of the Bristol Convertible Debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense on the consolidated statement of operations. There was unamortized debt discount of $0 as of September 30, 2022 and December 31, 2021.

Related Party: Barlock 2019 Fund, LP

Barlock 2019 Fund, LP (“Barlock”), is managed by Scott D. Kaufman, who has served as Chief Executive Officer of the Company from November 24, 2020, through May 11, 2022, and as co-Chief Executive Officer from May 12, 2022 through August 8, 2022, and a former Director from November 4, 2019, through August 8, 2022, and former Chairman of the Board of Directors from November 24, 2020, through December 1, 2021.

Securities Purchase Agreement – December 2019

On December 19, 2019, the Company entered into the purchase agreement with Barlock, pursuant to which the Company sold to Barlock, for a cash purchase price of $2,500,000, securities comprising of: (i) the Barlock Convertible Debenture, and (ii) Series A common stock purchase warrants assigned from Bristol Investment Fund. Pursuant to the purchase agreement, the Company paid $25,400 to Barlock for legal fees which was recorded as a debt discount.

(i) Secured Convertible Debenture

On December 19, 2019, the Company entered issued a Barlock Convertible Debenture with an initial principal balance of $2,500,000, and a maturity date of December 30, 2021. The Barlock Convertible Debenture will accrue interest on the aggregate unconverted and then outstanding principal amount at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2020, (ii) on each date the purchaser converts, in whole or in part, the Barlock Convertible Debenture into common stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Barlock Convertible Debenture (only as to that principal amount then being redeemed) and on the maturity date. Interest may be paid in cash, common stock, or a combination thereof at the sole discretion of the Company.

The Barlock Convertible Debenture is convertible into shares of the Company’s common stock at any time at the option of the holder. The initial conversion price was $2.50 (as converted) per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $2.50 and (ii) 50% of the average of the 3 lowest trading prices during the 20 trading days immediately prior to the applicable conversion date.

The Barlock Convertible Debenture contains anti-dilution provisions where, if the Company, at any time while the Barlock Convertible Debenture is outstanding, sells or grants any option to purchase, right to reprice, or otherwise dispose of or issue any common stock or common stock equivalents, at an effective price per share less that is lower than the conversion price then in effect, the conversion price shall be reduced to the lower effective price per share.

On August 3, 2020, as a result of the anti-dilution provisions, the effect of repricing stock options held by directors and employees to $0.25 decreased the conversion price to $0.25. As of December 31, 2020, the Barlock Convertible Debenture held by Barlock was convertible into 10,000,000 shares of common stock.

On October 31, 2021, in consideration for the release of senior security interest in certain of the assets, properties, and rights of discontinued operations that were sold during the year, the Barlock Convertible Debenture was amended to reduce the conversion price to $0.175, and the maturity date was amended to December 31, 2023.

During March 2022, the principal amount of $3,150 under the Barlock Convertible Debenture was converted into 18,000 shares of common stock at a conversion price of $0.175.

As of September 30, 2022, the Barlock Convertible Debenture with a principal amount of $2,496,850 held by Barlock was convertible into 14,267,714 shares of common stock at a conversion price of $0.175.

As of September 30, 2022 and December 31, 2021, the amount of accrued interest payable to Barlock under the Barlock Convertible Debenture was $835,629, and $612,239, respectively.

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

As of September 30, 2022, Barlock Capital Management, LLC held series A common stock purchase warrants to acquire 4,285,714 shares of common stock at an exercise price to $0.175.

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

Upon issuance of the secured convertible debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense on the consolidated statement of operations. There was unamortized debt discount of $0, as of September 30, 2022 and December 31, 2021, respectively.

Related Party: Barlock Capital Management, LLC

Barlock Capital Management, LLC, is managed by Scott D. Kaufman, who served as Chief Executive Officer of the Company from November 24, 2020, through May 11, 2022, and as co-Chief Executive Officer from May 12, 2022 through August 8, 2022, and a former Director from November 4, 2019, through August 8, 2022, and former Chairman of the Board of Directors from November 24, 2020, through December 1, 2021. From September 2021 through December 2021, the Company rented executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month from Barlock Capital Management, LLC. The amount of rent paid to Barlock Capital Management, LLC for the nine months ended September 30, 2022 and 2021, amounted to $0 and $9,410, respectively.

In addition, the Company paid management fees to Barlock Capital Management, LLC in the amount of $0 and $81,000, for the nine months ended September 30, 2022 and 2021, respectively.

Related Party: American Natural Energy Corporation

Scott D. Kaufman is a director and shareholder of American Natural Energy Corporation (“ANEC”). In addition, Richard G. Boyce is a former director of the Company who resigned from the Board on July 22, 2022, is also a director of ANEC. On October 22, 2021, the Company entered into an agreement with ANEC, where ANEC would: (i) allow the Company to moor a barge on the ANEC operations site with the Company’s mobile data center that houses cryptocurrency miners and a mobile turbine, and, (ii) supply natural gas to power a mobile turbine that produces electricity that, in turn, is used to power the miners. ANEC charges the Company for the amount of natural gas used based on the daily spot price of an unaffiliated third party, and a daily fee of $1,500 during the initial 90-day term, and $2,000 thereafter, for the use of their operations site to moor the barge. The agreement terminated on May 24, 2022. The total amount paid to ANEC under the agreement for the nine months ended September 30, 2022 amounted to approximately $400,000.

In addition, in January 2022, the Company began renting executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month from ANEC. The amount of rent paid to ANEC for the nine months ended September 30, 2022 amounted to approximately $19,000.

Related Party: Scott D. Kaufman, former Chief Executive Officer

On September 7, 2021, Scott D. Kaufman received a one-time non-accountable expense reimbursement of $200,000 in consideration for significant efforts and diligence in negotiating and structuring investment transactions.

Related Party: K2PC Consulting, LLC

K2PC Consulting, LLC is managed by the spouse of Scott D. Kaufman. The company paid marketing fees to K2PC Consulting, LLC in the amount of $7,850 and $24,500, for the nine months ended September 30, 2022 and 2021, respectively.

Related Party: John D. Maatta, Director and Chief Executive Officer

John D. Maatta is a current director, and served as Chief Executive Officer of the Company until November 24, 2020, as co-Chief Executive Officer from May 12, 2022 through July 8, 2022, and again as Chief Executive Officer beginning on July 9, 2022. On November 22, 2018, the Company agreed to issue 86,466 shares of preferred stock for settlement of the outstanding compensation due to Mr. Maatta of $212,707, for the period June 17, 2017 through November 15, 2018.

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

Related Party: CONtv

CONtv is a joint venture with third parties and Bristol Capital, LLC. The Company holds a limited and passive interest of 10% in CONtv. As of September 30, 2022 and December 31, 2021, the investment in CONtv and the amount due to CONtv was $0, for both periods.

Note 10. Convertible Notes Payable

Creecal Holdings LLC (Assigned from Leviston Resources LLC)

In connection with a loan in the principal amount of $500,000 received on May 18, 2022 pursuant to an oral agreement between the Company’s then-CEO and Leviston Resources LLC (“Leviston”) on September 9, 2022 the Company documented such loan with the issuance of a convertible note assigned to Creecal Holdings LLC, dated as of September 8, 2022 in the principal amount of $500,000 (the “Creecal Note”). The Creecal Note is due on March 8, 2023 and shall accrue interest at 4% per annum. Any principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid.

The Creecal Note is convertible at the holder’s option at the conversion price of the Company’s Series C preferred stock then in effect (the “Creecal Note Conversion Price”), provided that so long as an event of default has not occurred under the Note and the Company’s Series B preferred stock remains outstanding, the Creecal Note Conversion Price shall not be lower than the conversion price of the Series B preferred stock. Unless the holder opts to convert the Creecal Note contemporaneously with the Merger, the Creecal Note will be immediately due and paid at the closing of the Merger. In the event the Merger is abandoned or cancelled the Creecal Note will be due 30 days after such event.

Alpha Capital Anstalt

On August 24, 2022, the Company entered into an Agreement (the “Settlement”) with Alpha Capital Anstalt (“Alpha”). The Settlement relates to a dispute with the Company’s then-CEO in connection with Alpha’s partial exercise on March 20, 2022 of warrants to purchase 600,000 shares of the Company’s common stock, par value $0.0001 (the “Warrant Shares”), at an aggregate conversion price of $900,000.

Pursuant to the Settlement, Alpha agreed to exchange the 600,000 Warrant Shares for a convertible promissory note in the principal amount of $900,000 due August 31, 2023 (the “Alpha Note”). Upon the occurrence and during the continuation of any event of default under the Alpha Note, interest shall accrue at a default interest rate of 22% per annum. As of September 30, 2022 Alpha had returned 579,301 shares of common stock in connection with the Settlement, and the remaining 20,699 shares were returned on October 25, 2022.

The Alpha Note is convertible at Alpha’s option at the conversion price of the Company’s Series C preferred stock then in effect (the “Alpha Note Conversion Price”). Upon notice that the Merger is imminent, Alpha will convert the Alpha Note at a 10% discount of the amounts owed thereunder into shares of common stock at the lower of: (i) the Alpha Note Conversion Price; or (ii) the lowest per share valuation attributed to the common stock in the Merger and any capital raise completed by the Company in connection with the Merger.

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

SBA Guaranteed PPP Loan

On April 30, 2020, the Company entered into an SBA guaranteed PPP loan. The Company received aggregate proceeds of $197,600 under the loan. The loan accrues interest at a rate of 1.00%. On December 11, 2021, the SBA forgave $183,567 of loan principal. As of September 30, 2022 and December 31, 2021, the outstanding balance under the loan was $0 and $14,033, respectively.

SBA Loan

On May 31, 2020, the Company entered into a loan agreement with the SBA. The Company received aggregate proceeds of $149,900 under the loan. The loan accrues interest at a rate of 3.75%, and will mature in June 2050. As of September 30, 2022 and December 31, 2021, the outstanding balance under the loan was $149,900, for both periods.

Second Draw SBA Guaranteed PPP Loan

On February 24, 2021, the Company entered into a Second Draw SBA guaranteed PPP loan. The Company received aggregate proceeds of $197,662 under the loan. The loan accrues interest at a rate of 1.00%, and will mature in February 2026. On March 10, 2022, the SBA forgave $197,662 of loan principal. As of September 30, 2022 and December 31, 2021, the outstanding balance under the loan was $0 and $197,662, respectively.

The following table summarizes PPP/SBA loans payable:

	As of
	September 30, 2022	December 31, 2021
SBA Guaranteed PPP Loan	$—	$14,033
SBA Loan	149,900	149,900
Second Draw SBA Guaranteed PPP Loan	—	197,662
Total	$149,900	$361,595

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

The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2020 Plan was 500,000. On December 1, 2021, all prior stock award plans were retired, and the 2021 Plan was adopted. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2021 Plan is 10,000,000. The shares of our common stock underlying cancelled and forfeited awards issued under the 2021 Plan may again become available for grant under the 2021 Plan. As of September 30, 2022, there were 10,000,000 shares available for grant under the 2021 Plan, and no shares were available for grant under the 2020 Plan, 2016 Plan, or 2011 Plan.

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

The following table summarizes stock option activity during the three months ended September 30, 2022:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2021	7,651,750	$2.45
Granted	—	—
Exercised	(217,500)	0.42
Forfeited/Cancelled	(7,175,000)	2.59
Outstanding at September 30, 2022	259,250	$0.25
Exercisable at December 31, 2021	4,151,750	$2.28
Exercisable at September 30, 2022	259,250	$0.25

The weighted average remaining contractual life of all options outstanding as of September 30, 2022 was 2.6 years. The weighted average remaining contractual life for options vested and exercisable at September 30, 2022 was 2.6 years. Furthermore, the aggregate intrinsic value of options outstanding as of September 30, 2022 was $0, based on the fair value of the Company’s common stock on September 30, 2022.

During the three months ended March 31, 2022, the Company issued 185,216 net shares of common stock upon the cashless exercise of options underlying 217,500 shares of common stock.

During the three months ended September 30, 2022, option holders cancelled options to purchase 7,175,000 shares of common stock.

Additional information regarding stock options outstanding and exercisable as of September 30, 2022 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.25	259,250	2.6	259,250

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

In late-August and early-September 2022, the Company and holders of Series B and Series C preferred stock entered into Support Agreements (the “Support Agreements”) relating to the Merger. Pursuant to the Support Agreements, the holders of Series B and Series C preferred stock agreed to use its reasonable best efforts to cooperate with the Company in connection with the Merger. The Support Agreement amends the exercise price of all outstanding warrants held by Series B and Series C Preferred Stockholders to $0.50 per common share.

On March 30, 2022, warrants to purchase 600,000 shares of the Company’s common stock were exercised by one warrant holder resulting in $900,000 in cash proceeds being received by the Company. The Company issued replacement warrants to purchase 600,000 shares of the Company’s common stock to such warrant holder.

During the three months ended September 30, 2022, warrants to purchase 166,660 shares of the Company’s common stock were exercised by two warrant holders resulting in $83,330 in cash proceeds being received by the Company, in addition, warrants holders cancelled warrants to purchase 1,210,000 shares of common stock.

The following table summarizes common stock warrant activity during the nine months ended September 30, 2022:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	22,460,926	$0.82
Granted	1,500,000	1.88
Exercised	(766,660)	1.28
Forfeited/Cancelled	(1,210,000)	1.50
Outstanding at September 30, 2022	21,984,266	$0.37	(1)
Exercisable at December 31, 2021	21,690,926	$0.80
Exercisable at September 30, 2022	21,984,266	$0.37

(1)	On March 29, 2022, the Company offered 16 warrant holders replacement warrants with an exercise price of $1.50 per common share, in exchange for any warrants exercised at this time at the exercise price of $1.50 per common share. The issuance of replacement warrants has the effect of resetting the conversion price of all outstanding shares of Series C preferred stock to $1.50 per common share and resetting the exercise price of all outstanding warrants to $1.50 per common share in instances where those conversion and exercise prices are above $1.50. Additionally, in late-August and early-September 2022, the Company and holders of Series B and Series C preferred stock entered into the Support Agreements. Pursuant to the Support Agreements, the holders of Series B and Series C preferred stock agreed to use its reasonable best efforts to cooperate with the Company in connection with the Merger. The Support Agreements amend the exercise price of all outstanding warrants held by Series B and Series C Preferred Stockholders to $0.50 per common share.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes calculation for the common stock warrants granted during the nine months ended September 30, 2022:

Assumptions
Expected dividend yield	0%
Risk-free interest rate	2.09%
Expected life (in years)	3
Expected volatility	297%

The weighted average remaining contractual life of all common stock warrants outstanding as of September 30, 2022 was 2.8 years. Furthermore, the aggregate intrinsic value of common stock warrants outstanding as of September 30, 2022 was $500,000 based on the fair value of the Company’s common stock on September 30, 2022.

Additional information regarding common stock warrants outstanding and exercisable as of September 30, 2022 is as follows:

Warrant		Remaining
Exercise	Warrants	Contractual	Warrants
Price	Outstanding	Life (in years)	Exercisable
$0.175	14,285,714	2.2	14,285,714
0.50	6,318,552	4.1	6,318,552
1.00	300,000	1.5	300,000
1.50	400,000	4.3	400,000
1.53	180,000	2.0	180,000
2.50	250,000	4.3	250,000
2.75	250,000	4.3	250,000
Total	21,948,266		21,948,266

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

In late-August and early-September 2022, the Company and holders of Series B and Series C preferred stock entered into the Support Agreements. Pursuant to the Support Agreements, the holders of Series B and Series C preferred stock agreed to use its reasonable best efforts to cooperate with the Company in connection with the Merger. The Support Agreements amend the exercise price of all outstanding warrants held by Series B and Series C Preferred Stockholders to $0.50 per common share.

As of September 30, 2022, in connection with the issuance of Series B preferred stock, there were outstanding warrants to acquire 10,000 shares of Series B preferred stock at an exercise price of $1,000, resulting in Series B preferred stock with a stated value of $10,800,000, and convertible into 21,600,000 shares of common stock, using a conversion price of $0.50.

The following table summarizes Series B preferred stock warrant activity during the nine months ended September 30, 2022:

	Series B Preferred Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	10,000	$1,000
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at September 30, 2022	10,000	$1,000
Exercisable at September 30, 2022	10,000	$1,000

The weighted average remaining contractual life of all Series B preferred stock warrants outstanding as of September 30, 2022 was 1 year.

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

On August 24, 2022, the Company entered into the Settlement with Alpha. The Settlement relates to a dispute with the Company’s then-CEO in connection with Alpha’s partial exercise on March 20, 2022 of the Warrant Shares. Pursuant to the Settlement, Alpha agreed to exchange the Warrant Shares for the Alpha Note. As of September 30, 2022 Alpha had returned 579,301 shares of common stock in connection with the Settlement, and the remaining 20,699 shares were returned on October 25, 2022.

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

On September 30, 2022, we issued: 902 shares of our Series A preferred stock to Scott D. Kaufman, our former co-Chief Executive Officer, for settlement of $9,020 of compensation payable to Mr. Kaufman under his employment agreement from July 1, 2022 through July 8, 2022; 2,958 shares of our Series A preferred stock to Paul L. Kessler, our Executive Chairman, for settlement of $29,580 of compensation payable to Mr. Kessler under his employment agreement from July 1, 2022 through September 30, 2022; 8,333 shares of our Series A preferred stock to John D. Maatta, our Chief Executive Officer, for settlement of $83,333 of compensation payable to Mr. Maatta under his employment agreement from May 1, 2022 through September 30, 2022; and 3,426 shares of our Series A preferred stock to Scott Sheikh, our Chief Operating Officer and General Counsel, for settlement of $34,260 of compensation payable to Mr. Sheikh under his employment agreement from July 16, 2022 through September 30, 2022.

During the nine months ended September 30, 2022, 23,423 shares of Series A preferred stock were converted into 1,338,456 shares of common stock.

As of September 30, 2022, there were 242,534 shares of Series A preferred stock outstanding resulting in Series A preferred stock with a stated value of $2,425,340 and convertible into 13,859,086 shares of common stock, using a conversion price of $0.175.

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

During the nine months ended September 30, 2022, 2,472 shares of Series B preferred stock had been converted into 1,962,448 shares of common stock.

In late-August and early-September 2022, the Company and holders of Series B and Series C preferred stock entered into Support Agreements. Pursuant to the Support Agreements, the holders of Series B and Series C preferred stock agreed to use its reasonable best efforts to cooperate with the Company in connection with the Merger. The Support Agreements amend the conversion price of the Series B and Series C preferred stock to $0.50, amends the exercise price of all outstanding warrants held by Series B and Series C preferred stockholders to $0.50 per common share, and provides for the conversion of the Series B and Series C preferred stock into shares of the Company’s common stock immediately prior to the closing of the Merger.

As of September 30, 2022, there were 1,420 shares of Series B preferred stock outstanding resulting in Series B preferred stock with a stated value of $1,533,060, and convertible into 3,066,120 shares of common stock, using a conversion price of $0.50.

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

In late-August and early-September 2022, the Company and holders of Series B and Series C preferred stock entered into Support Agreements. Pursuant to the Support Agreements, the holders of Series B and Series C preferred stock agreed to use its reasonable best efforts to cooperate with the Company in connection with the Merger. The Support Agreements amend the conversion price of the Series B and Series C preferred stock to $0.50, amends the exercise price of all outstanding warrants held by Series B and Series C preferred stockholders to $0.50 per common share, and provides for the conversion of the Series B and Series C preferred stock into shares of the Company’s common stock immediately prior to the closing of the Merger.

As of September 30, 2022, there were 7,630 shares of Series C preferred stock outstanding resulting in Series C preferred stock with a stated value of $8,476,930, and convertible into 28,535,429 shares of common stock, using a conversion price of $0.50.

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

On August 6, 2021, the Company entered into the Informa Agreement. Pursuant to the Informa Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recorded a gain from sale of discontinued operations of this amount.

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

CONtv is a joint venture with third parties and Bristol Capital, LLC. The Company holds a limited and passive interest of 10% in CONtv. As of September 30, 2022 and December 31, 2021, the investment in CONtv was $0, for both periods. As of September 30, 2022 and December 31, 2021, the amount due to CONtv was $0, for both periods, and classified as a discontinued operation.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the periods ending September 30, 2022 and December 31, 2021, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the three and nine months ending September 30, 2022 and 2021, are classified as discontinued operations.

The assets and liabilities related to discontinued operations consists of the following:

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Prepaid expenses	$—	$—
Inventory	—	18,725
Total current assets	—	18,725

Other assets:
Property and equipment, net	—	—
Intangible assets, net	—	—
Total assets	$—	$18,725

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$485,712	$472,029
Deferred revenue	—	—
Due to CONtv	—	—
Total liabilities	$485,712	$472,029

In addition, revenue and expenses from discontinued operations were as follows:

	Nine Months Ended
	September 30,
	2022	2021
Revenue	$43,580	$754,297

Operating costs and expenses:
Cost of revenue	59,037	640,092
General and administrative	—	781,338
Total operating expenses	59,037	1,421,430
Loss from operations	(15,457)	(667,133)

Other income (expense):
Other income	(2,281)	867,288
Interest income	—	—
Gain (loss) on disposal of fixed assets	—	1,853,169
Total other income (expense)	(2,281)	2,720,457

Income (loss) from discontinued operations	$(17,738)	$2,053,324

Note 19. Subsequent Events

Decrease in Market Price of Bitcoin, and Increase in Cost of Natural Gas

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020. As of September 30, 2022 the market price of Bitcoin was $19,432, which reflects a decrease of approximately 60% since the beginning of 2022, and of approximately 70% from its all-time high of approximately $67,000. In addition, the cost of natural gas that we use to produce electricity to power our miners has increased substantially. The cost of natural gas in the United States has increased by as much as approximately 260% since the beginning of 2022. These price movements result in decreased cryptocurrency mining revenue and increased cryptocurrency mining costs, both of which have a material adverse effect on our business and financial results.

Merger Agreement

On October 24, 2022, the Company, Creek Road Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, and Prairie entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into Prairie, with Prairie surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company.

At the Effective Time, the Company will (a) deliver the greater of (A) 2,000,000 shares of its common stock, and (B) the product of (x) the number of issued and outstanding shares of common stock immediately following the consummation of the Restructuring Transactions multiplied by (y) 33.33% to the Prairie Members and (b) convert certain options to purchase membership interests of Prairie into restricted performance-based options to purchase, in the aggregate, 8,000,000 shares of common stock for $0.25 per share only exercisable if specific production hurdles are achieved.

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

On August 6, 2021, we entered into an Asset Purchase Agreement (the “Informa Agreement”) with Informa Pop Culture Events, Inc., a Delaware corporation (“Informa”). Pursuant to the Informa Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, we sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

On October 24, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Creek Road Merger Sub, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“Merger Sub”), and Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie”), pursuant to which Merger Sub will merge with and into Prairie (the “Merger”), with Prairie surviving and continuing to exist as a Delaware limited liability company and our wholly-owned subsidiary.

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

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. As of September 30, 2022, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, none of which were in service.

Our Bitcoin mining operations require significant amounts of power. On May 30, 2022, the Company entered into a binding memorandum of understanding with Highwire Energy Partners, Inc. (“Highwire”) to acquire certain energy assets, including natural gas production opportunities in South Dakota, North Dakota and Wyoming as well as an opportunity for fixed-price electricity generation in Wyoming. In mid-June 2022, the Company relocated 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity from Louisiana to a facility operated by Highwire in Colorado. The Company’s miners have currently not been placed in operational service pending resolution of gas supply start-up issues at the Highwire site and other operational issues. As a result, since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

Mobile Data Centers

We historically utilize mobile data centers to house our miners. Our mobile data centers are located close to natural gas wellheads. We use natural gas to power a mobile turbine that produces electricity that, in turn, is used to power our miners.

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies	—	(106,105)
Balance March 31, 2022	14.7	$532,736
Revenue recognized from cryptocurrency mined	4.6	166,592
Mining pool operating fees	(0.1)	(3,428)
Proceeds from the sale of cryptocurrency	(18.9)	(564,205)
Realized loss on the sale of cryptocurrency	—	(131,075)
Impairment of cryptocurrencies	—	(34)
Balance June 30, 2022 (1)	0.3	$586
Revenue recognized from cryptocurrency mined	0.3	7,955
Mining pool operating fees	—	(156)
Impairment of cryptocurrencies	—	(1,035)
Balance September 30, 2022 (1)	0.6	$7,350

(1)	Since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

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

We have historically mined and held Bitcoin exclusively, which we may sell to fund our operating and capital expenditures. Since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020. As of September 30, 2022 the market price of Bitcoin was $19,432, which reflects a decrease of approximately 60% since the beginning of 2022, and of approximately 70% from its all-time high of approximately $67,000. In addition, the cost of natural gas that we use to produce electricity to power our miners has increased substantially. The cost of natural gas in the United States has increased by as much as approximately 260% since the beginning of 2022. These price movements result in decreased cryptocurrency mining revenue and increased cryptocurrency mining costs, both of which have a material adverse effect on our business and financial results.

Contingencies and Commitments

On September 13, 2022, Barlock Capital Management LLC, which is co-managed by Scott Kaufman, the Company’s former Co-Chief Executive Officer and director, and is also an affiliate of Barlock 2019 Fund, LP (“Barlock”), delivered a notice of an alleged event of default of the secured convertible debenture in the principal amount of $2,496,850 (the “Debenture”) and a demand for payment of $5,004,978.76 (the “Notice”) to the Company. The Notice alleged that (i) the Company’s issuance of a convertible note in the principal amount of $900,000 on August 24, 2022 (the “Alpha Note”) and (ii) Mr. Kaufman’s resignation as the Company’s Co-Chief Executive Officer and a director on August 8, 2022, each constituted events of default under the Debenture.

The Company strongly disagrees with the assertion that an event of default has occurred under the Debenture and notified Mr. Kaufman and Barlock that they had previously delegated the exclusive authority to exercise remedies under the Debenture and the related security agreement to the agent for Barlock and all other holders of such debentures as defined in such security agreement. Accordingly, the Company has demanded a withdrawal of the Notice. In addition, the Company has notified Mr. Kaufman and certain other persons acting in concert with him of its intent to pursue several causes of action against him and others acting in concert with him for intentional fraud, self-dealing, conspiracy to commit fraud, breaches of fiduciary duties and aiding and abetting breaches of fiduciary duties. The Company maintains that the issuance of the Alpha Note in exchange for 600,000 shares of the Company’s common stock pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, does not constitute the incurrence of “indebtedness for borrowed money” and cannot be an event of default. The Company also maintains that Mr. Kaufman’s voluntary resignation from his positions with the Company in the face of an investigation into potential wrongdoing, breaches of fiduciary duties and other objectionable conduct cannot be the basis for an event of default under the Debenture and that Barlock lacks the authority under the Debenture and the related transaction documents to declare events of default.

If it is ultimately determined that an event of default exists under the Debenture and that the Notice was properly provided on behalf of Barlock, the outstanding principal amount of the Debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration will be due and payable at the (a) greater of (i) the outstanding principal amount of the Debenture, plus all accrued and unpaid interest thereon, divided by the conversion price on the date of Barlock’s demand for acceleration multiplied by the volume weighted average price of the Company’s shares of common stock on such date on the date, or (ii) 130% of the outstanding principal amount of the Debenture, plus 100% of accrued and unpaid interest thereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Debenture. Commencing five days after the occurrence of any event of default that results in the eventual acceleration of the Debenture, the interest rate on the Debenture accrues at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

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

On August 6, 2021, we entered into the Informa Agreement. Pursuant to the Informa Agreement, Creek Road Miners Corp (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, we sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the periods ending September 30, 2022, and December 31, 2021, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the three and nine months ending September 30, 2022 and 2021, are classified as discontinued operations.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

Revenue:
Cryptocurrency mining	$7,955	$—	$7,955	—%

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	284,700	—	284,700	—%
Depreciation and amortization	164,520	12,154	152,366	1,254%
Stock based compensation	156,190	436,479	(280,289)	(64)%
General and administrative	1,127,503	1,503,738	(376,235)	(25)%
Impairment of mined cryptocurrency	1,035	—	1,035	—%
Total operating expenses	1,733,948	1,952,371	(218,423)	(11)%

Loss from operations	(1,725,993)	(1,952,371)	226,378	12%

Other income (expense):
Realized loss on sale of cryptocurrency	—	—	—	—%
PPP loan forgiveness	—	—	—	—%
Interest expense	(64,139)	(294,498)	230,395	78%
Total other income (expense)	(64,139)	(294,498)	230,395	78%
Net loss from continuing operations	(1,790,132)	(2,246,869)	456,737	20%

Discontinued operations:
Income (loss) from discontinued operations	(6)	(208,377)	218,371	100%
Gain from sale of discontinued operations	—	1,853,169	(1,853,169)	—%
Net income from discontinued operations	(6)	1,639,832	(1,644,798)	(100)%
Net loss	$(1,790,138)	$(602,077)	$(1,188,061)	(197)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

Revenue:
Cryptocurrency mining	$517,602	$—	$517,602	—%

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	1,071,458	—	1,071,458	—%
Depreciation and amortization	493,560	24,503	469,057	1,914%
Stock based compensation	2,545,431	2,473,954	71,477	3%
General and administrative	2,825,272	3,715,015	(889,743)	(24)%
Impairment of mined cryptocurrency	107,174	—	107,174	—%
Total operating expenses	7,042,895	6,213,472	829,423	13%

Loss from operations	(6,525,293)	(6,213,472)	(311,821)	(5)%

Other income (expense):
Realized loss on sale of cryptocurrency	(131,075)	—	(131,075)	—%
PPP loan forgiveness	197,662	—	197,662	—%
Interest expense	(454,833)	(764,009)	309,176	40%
Total other income (expense)	(388,246)	(764,009)	375,763	49%
Net loss from continuing operations	(6,913,539)	(6,977,481)	63,942	1%

Discontinued operations:
Income (loss) from discontinued operations	(17,738)	200,155	(217,893)	(109)%
Gain from sale of discontinued operations	—	1,853,169	(1,853,169)	—%
Net income from discontinued operations	(17,738)	2,053,324	(2,071,062)	(101)%
Net loss	$(6,931,277)	$(4,924,157)	$(2,007,120)	(41)%

Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue:
Cryptocurrency mining	$7,955	$—	$7,955	—%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue:
Cryptocurrency mining	$517,602	$—	$517,602	—%

All revenue associated with discontinued operations is classified accordingly on our consolidated statement of operations for the three and nine months ending September 30, 2022 and 2021.

Revenue from cryptocurrency mining began in late 2021. Our Bitcoin mining operations require significant amounts of power. On May 30, 2022, the Company entered into a binding memorandum of understanding with Highwire to acquire certain energy assets, including natural gas production opportunities in South Dakota, North Dakota and Wyoming as well as an opportunity for fixed-price electricity generation in Wyoming. In mid-June 2022, the Company relocated 240 Bitmain S19J Pro miners with 24 Ph/s of hashing capacity from Louisiana to a facility operated by Highwire in Colorado. The Company’s miners have currently not been placed in operational service pending resolution of gas supply start-up issues at the Highwire site and other operational issues. As a result, since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

Operating Costs and Expenses

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Operating Costs and Expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	$284,700	—	284,700	—%
Depreciation and amortization	164,520	12,154	152,366	1,254%
Stock based compensation	156,190	436,479	(280,289)	(64)%
General and administrative	1,127,503	1,503,738	(376,235)	(25)%
Impairment of mined cryptocurrency	1,035	—	1,035	—%
Total operating expenses	$1,733,948	1,952,371	(218,423)	(11)%

Operating costs and expenses decreased $218,423 or 11%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to lower stock based compensation of $280,289 and general and administrative costs of $376,235, partially offset by greater cryptocurrency mining costs of $284,700 and depreciation of $152,366.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Operating Costs and Expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	$1,071,458	—	1,071,458	—%
Depreciation and amortization	496,057	24,503	469,057	1,914%
Stock based compensation	2,545,431	2,473,954	74,477	3%
General and administrative	2,825,272	3,715,015	(889,743)	(24)%
Impairment of mined cryptocurrency	107,174	—	107,174	—%
Total operating expenses	$7,042,895	6,213,472	829,423	13%

Operating costs and expenses increased $829,423 or 13%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to greater cryptocurrency mining costs of $1,071,458, and depreciation of $469,057, both of which were not present in the prior year period, and partially offset by lower general and administrative expenses of $889,743.

Net Income (Loss)

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net Income (Loss):
Net loss from continuing operations	$(1,790,132)	(2,246,869)	456,737	20%
Net income from discontinued operations	(6)	1,644,792	(1,644,792)	(100)%
Total net loss	$(1,790,138)	$(602,077)	$(1,188,061)	(197)%

Net loss from continuing operations decreased $456,737 or 20%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to lesser interest expense and decreased operating costs and expenses as described above.

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Net Income (Loss):
Net loss from continuing operations	$(6,913,539)	(6,977,481)	63,942	1%
Net income from discontinued operations	(17,732)	2,053,324	(2,071,062)	(101)%
Total net loss	$(6,931,277)	$(4,924,157)	$(2,007,120)	(41)%

Net loss from continuing operations decreased $63,942 or 1%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to lesser interest expense, offset by increased operating costs and expenses as described above.

Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $6,913,539, and $6,977,481, for the nine months ended September 30, 2022 and 2021, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On September 30, 2022, we had cash and cash equivalents of $451,212, a working capital deficit of approximately $4.8 million, and an accumulated deficit of approximately $54 million.

We have evaluated the significance of the uncertainty regarding the Company’s financial condition in relation to our ability to meet our obligations, which has raised substantial doubts about the Company’s ability to continue as a going concern. While it is very difficult to estimate our future liquidity requirements the Company believes that if it is unable close the Merger, or obtain debt and/or equity financing, existing cash resources will be depleted in early 2023 or late 2022. The Company can generate cash through the sale of fixed assets, specifically cryptocurrency miners. However, the total cash generated would be significantly less than the total of the Company’s liabilities. There are no assurances that the Merger will close, that debt and/or equity financing can be obtained, or that the sale of fixed assets, specifically cryptocurrency miners can be achieved.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the matters discussed herein.

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to close the merger with Prairie, or obtain debt and/or equity financing, and there are no assurances that either can occur.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2022	2021
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(1,886,548)	$(6,015,689)
Net cash used in investing activities	(1,916,723)	(1,129,366)
Net cash provided by financing activities	1,469,297	7,989,831
Net increase (decrease) in cash and cash equivalents	(2,333,974)	844,776
Cash and cash equivalents, beginning of period	2,785,188	1,897,703
Cash and cash equivalents, end of period	$451,214	$2,742,479

Liquidity

As of September 30, 2022, we had cash and cash equivalents of $451,214, compared to $2,785,188 as of December 31, 2021, a decrease of $2,333,974. This decrease was primarily due to cash of $1,916,723 used in investing activities, cash of $1,886,548 used in operating activities, and partially offset by cash of $1,469,297 provided by financing activities.

Operating Activities

Net cash used in operating activities was $1,886,548 for the nine months ended September 30, 2022 and resulted primarily from a net loss of $6,931,277, partially offset by stock based compensation of $2,715,733 and an increase in accounts payable and accrued expenses of $2,691,738.

Net cash used in operating activities was $6,015,689 for the nine months ended September 30, 2021 and resulted primarily from a net loss of $4,924,157, a decrease in liabilities associated with discontinued operations of $2,539,125, and a gain on sale of discontinued operations of $1,853,169, partially offset by stock based compensation of $2,720,548.

Investing Activities

Net cash used in investing activities was $1,916,723 for the nine months ended September 30, 2022 and resulted primarily from an increase in property and equipment, specifically mining equipment, of $5,295,478, partially offset by a decrease in net deposits on mining equipment of $2,939,550 and proceeds from the sale of cryptocurrency of $564,205.

As of September 30, 2022, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, none of which were in service.

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

The remaining amount due under the Bitmain Agreement based on the initial total reference price is $2,793,000, however, as of September 30, 2022, the market price of miners has dropped significantly from $11,250 to approximately $5,810 per miner. The estimated remaining amount due under the Bitmain Agreement based on the current market price of miners (assuming no contract interpretation disputes are asserted by, and no liquidated damaged or penalties are assessed by, Bitmain) is presented below:

	Market Price per Miner		Total Amount
July 2022 batch (100 miners)	$7,756		$775,600
August 2022 batch (100 miners)	7,140		714,000
September 2022 batch (100 miners)	7,140		714,000
October 2022 batch (100 miners)	6,510		651,000
November 2022 batch (100 miners)	5,810		581,000
December 2022 batch (100 miners)	5,810	(1)	581,000
Estimated total amount due			4,016,600
Less: Payments made			3,969,000
Estimated remaining amount due (2)			$47,600

(1)	Estimate based on the November 2022 market price.
(2)	Assuming no contract interpretation disputes are asserted by, and no liquidated damaged or penalties are assessed by, Bitmain

Net cash used in investing activities was $1,129,366 for the nine months ended September 30, 2021 and resulted primarily from an increase in property and equipment, specifically mining equipment, of $1,129,366.

Financing Activities

Net cash provided by financing activities was $1,469,297 for the nine months ended September 30, 2022 and resulted primarily from proceeds from the exercise of warrants for $983,330 and proceeds from a convertible note payable of $500,000.

Net cash provided by financing activities was $7,989,831 for the nine months ended September, 2021 and resulted primarily from proceeds from the issuance of common stock and warrants of $3,250,000, Series B preferred stock and warrants of $2,998,994, and proceeds from the sale of discontinued operations of $1,500,000.

Working Capital (Deficit)

The following table summarizes total current assets, liabilities, and working capital for the periods ended September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022	December 31, 2021	Increase/(Decrease)
Current assets	$5,290,258	$10,827,973	$(5,537,715)
Current liabilities	$10,107,602	$6,039,311	$4,068,291
Working capital (deficit)	$(4,817,344)	$4,788,662	$(9,606,006)

As of September 30, 2022, we had working capital deficit of $4,817,244, compared to working capital of $4,788,662 as of December 31, 2021, a decrease of 9,606,006. The decrease was primarily due to a decrease in cash and deposits on mining equipment, and an increase in accounts payable and accrued expenses and convertible notes payable.

We do not have any off-balance sheet arrangements

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Informa Lawsuit and Dismissal

On May 6, 2022, Informa filed an action in the Delaware Court of Chancery asserting breach of contract in regards to the August 6, 2021 Asset Purchase Agreement, pursuant to which the Company sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. On July 29, 2022, Informa and the Company entered into a Settlement Agreement pursuant to which Company assigned certain social media accounts and a domain name to Informa. On September 8, 2022 Informa filed a notice of dismissal to dismiss the action with prejudice.

Item 1A. Risk Factors

The Merger is subject to closing conditions and may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to closing conditions that must be satisfied or waived prior to the completion of the Merger. Many of the closing conditions are not within our control. No assurance can be given that the required conditions to the closing of the Merger will be satisfied in a timely manner or at all. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.

Additionally, either party may terminate the Merger Agreement under certain circumstances. Moreover, if the Merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Merger, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

●	we may experience negative reactions from our customers, suppliers, distributors and employees;

●	we will be required to pay our costs relating to the Merger, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Merger is completed;

●	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Merger will not be completed;

●	the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Transactions and such restrictions, the waiver of which are subject to the consent of Prairie, may prevent us from taking actions during the pendency of the Merger that would be beneficial; and

●	matters relating to the Merger will require substantial commitments of time and resources by management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us as an independent company.

We may waive one or more of the conditions to the Merger.

We may agree to waive, in whole or in part, one or more of the conditions to our obligations to complete the Merger, to the extent permitted by our Amended and Restated Certificate of Incorporation, bylaws and applicable laws. For example, it is a condition to our obligation to close the Merger that certain of Prairie’s representations and warranties be true and correct to the standards applicable to such representations and warranties. However, if the Board determines that it is in our best interests to proceed with the Merger, then the Board may elect to waive that condition and close the Merger.

We may not achieve the perceived benefits of the Transactions and the market price of our Common Stock following the Transactions may decline.

The market price of our common stock may decline as a result of the Merger for a number of reasons, including if: investors react negatively to the prospects of the Company’s business; the effect of the Merger on the Company’s business and prospects is not consistent with the expectations of our management or of financial or industry analysts; or the Company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by our management or financial or industry analysts.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the Company is unable to realize the strategic and financial benefits currently anticipated from the Merger, our pre-closing stockholders will have experienced substantial dilution of their ownership interests without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent the Company is able to realize only part of the expected strategic and financial benefits currently anticipated from the Merger.

Our ability to continue as a going concern is contingent on the completion of the Merger or obtaining debt and/or equity financing, and if the Merger is not completed or any reason, we may not be able to obtain sufficient financing and may be forced to sell our cryptocurrency miners.

We do not have sufficient capital to fund our future operations without significant additional capital investments. If the Merger is not completed and adequate additional financing is not available on reasonable terms or at all, we may be forced to sell our fixed assets, specifically cryptocurrency miners, which would adversely affect our business and prospects. Such sales would materially adversely affect our ability to compete.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2022, that were not otherwise disclosed in a Current Report on Form 8-.

Item 3. Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Wizard Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).
3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2021).
3.5	First Amendment to the Bylaws of Wizard World, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2016).
3.6	Certificate of Designation and Restatement of Rights, Preferences and Restrictions of Series A Preferred Stock. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on August 14, 2020).
3.7	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, dated July 16, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock, dated December 1, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2021).
10.1	Agreement between Creek Road Miners, Inc. and Alpha Capital Anstalt made as of August 24, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2021).
10.2	Convertible Promissory Note dated August 31, 2022 issued by Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2021).
10.3	Convertible Promissory Note issued September 9, 2022. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2021).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CREEK ROAD MINERS, INC.

	By:	/s/ John D. Maatta

John D. Maatta
Date: November 14, 2022		President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alan L. Urban

Alan L. Urban
Date: November 14, 2022		Chief Financial Officer
(Principal Financial and Accounting Officer)

