Form 10-K
period 2022-12-31
Creek Road Miners, Inc.
filed 2023-03-31
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,676,535 based on the closing price of $0.31 per share as reported on the OTC Markets as of that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on March 31, 2023
Common Stock, $0.0001 par value	12,246,036

Creek Road Miners, Inc.

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (this “Annual Report on Form 10-K”), (i) the terms “we,” “us,” “our,” the “Company,” the “Registrant,” “Creek Road Miners,” and “CRM” mean Creek Road Miners, Inc. and its consolidated subsidiaries, and (ii) the term “common stock” refers to the common stock, par value $0.0001 per share, of Creek Road Miners, Inc., unless otherwise indicated.

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

●	the availability and adequacy of cash flow to meet our requirements;
●	the availability of additional capital;
●	the ability to close the Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into Prairie (the “Merger”), with Prairie surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company;
●	changes in our business and growth strategy, including our ability to successfully operate and expand our cryptocurrency mining activities;
●	changes or developments in laws, regulations or taxes in the cryptocurrency mining industry; and
●	actions taken or not taken by third-parties, including our contractors and competitors

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

Mining Equipment

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. As of December 31, 2022, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, none of which were in service.

On December 17, 2021 the Company entered into a Non-Fixed Price Sales and Purchase Agreement (the “Bitmain Agreement”) with Bitmain Technologies Limited (“Bitmain”) for 600 Bitmain S19XP miners with a reference price of approximately $11,250 per miner. The miners have a total of 84 Ph/s of hashing capacity and an initial estimated purchase commitment of $6,762,000 (the “total reference price”), subject to price adjustments and related offsets, including potential adjustments related to the market price of miners. As of December 31, 2022, the Company has made payments of $3,969,000 (classified as deposits on mining equipment) to Bitmain pursuant to the Bitmain Agreement, and the remaining amount due under the Bitmain Agreement is $47,600 and presented in the table below:

	Market Price per Miner	Total Amount
July 2022 batch (100 miners)	$7,756	$775,600
August 2022 batch (100 miners)	7,140	714,000
September 2022 batch (100 miners)	7,140	714,000
October 2022 batch (100 miners)	6,510	651,000
November 2022 batch (100 miners)	5,810	581,000
December 2022 batch (100 miners)	5,810	581,000
Estimated total amount due		4,016,600
Less: Payments made		3,969,000
Remaining amount due		$47,600

As of December 31, 2022, all 600 miners purchased from Bitmain have not been delivered to the Company, and will remain undelivered until all fees are paid to ship the miners from the Bitmain facility to the Company.

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies	—	(106,105)
Balance March 31, 2022	14.7	$532,736
Revenue recognized from cryptocurrency mined	4.6	166,592
Mining pool operating fees	(0.1)	(3,428)
Proceeds from the sale of cryptocurrency	(18.9)	(564,205)
Realized loss on the sale of cryptocurrency	—	(131,075)
Impairment of cryptocurrencies	—	(34)
Balance June 30, 2022 (1)	0.3	$586
Revenue recognized from cryptocurrency mined	0.3	7,955
Mining pool operating fees	—	(156)
Impairment of cryptocurrencies	—	(1,035)
Balance September 30, 2022 (1)	0.6	$7,350
Revenue recognized from cryptocurrency mined	—	—
Mining pool operating fees	—	—
Proceeds from the sale of cryptocurrency	(0.6)	(11,203)
Realized gain on the sale of cryptocurrency	—	3,853
Balance December 31, 2022 (1)	—	$—

(1)	Since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

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

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020. As of December 31, 2022 the market price of Bitcoin was $16,547, which reflects a decrease of approximately 60% since the beginning of 2022, and of approximately 75% from its all-time high of approximately $67,000. In addition, the cost of natural gas that we use to produce electricity to power our miners has increased substantially. The cost of natural gas in the United States during 2022 has increased by as much as approximately 260% since the beginning of 2022. These price movements result in decreased cryptocurrency mining revenue and increased cryptocurrency mining costs, both of which have a material adverse effect on our business and financial results.

Government Regulation

Cryptocurrency is increasingly becoming subject to governmental regulation, both in the U.S. and internationally. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Numerous regulatory bodies have shown an interest in regulating blockchain or cryptocurrency activities. For example, on March 9, 2022 President Biden signed an executive order on cryptocurrencies. While the executive order does not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws and regulation which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors”.

Intellectual Property

We do not currently own any patents in connection with our existing and planned blockchain and cryptocurrency related operations.

Liquidity and Ability to Continue as a Going Concern

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $13,401,076, and $19,202,114, for the years ended December 2022 and 2021, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On December 31, 2022, we had cash and cash equivalents of $246,358, a working capital deficit of approximately $8.1 million, and an accumulated deficit of approximately $61 million.

We have evaluated the significance of the uncertainty regarding the Company’s financial condition in relation to our ability to meet our obligations, which has raised substantial doubts about the Company’s ability to continue as a going concern. While it is very difficult to estimate our future liquidity requirements the Company believes that if it is unable close the Merger, or obtain debt and/or equity financing, existing cash resources will be depleted in early 2023. The Company may be able to generate cash through the sale of fixed assets, specifically cryptocurrency miners. However, the total cash generated would be significantly less that the total of the Company’s liabilities. There are no assurances that the Merger will close, that debt and/or equity financing can be obtained, or that the sale of fixed assets, specifically cryptocurrency miners can be achieved.

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

Employees

As of March 31, 2023, we had 2 full time employees.

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

Merger Agreement

On October 24, 2022, the Company, Creek Road Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, and Prairie, entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into Prairie, with Prairie surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company.

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

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For the years ended December 31, 2022 and 2021, we incurred a net loss of $13,418,814 and $17,270,703, respectively. We had stockholders’ deficit of $6,525,056 as of December 31, 2022, and stockholders’ equity of $4,197,847 as of December 31, 2021. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis.

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

Additionally, either party may terminate the Merger Agreement under certain circumstances. Moreover, if the Merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Merger, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

●	we may experience negative reactions from our customers, suppliers, distributors and employees;

●	we will be required to pay our costs relating to the Merger, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Merger is completed;

●	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Merger will not be completed;

●	the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the transactions to be undertaken in connection with the Merger and such restrictions, the waiver of which are subject to the consent of Prairie, may prevent us from taking actions during the pendency of the Merger that would be beneficial; and

●	matters relating to the Merger will require substantial commitments of time and resources by management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us as an independent company.

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

Our ability to continue as a going concern is contingent on the completion of the Merger or obtaining debt and/or equity financing, and if the Merger is not completed for any reason, we may not be able to obtain sufficient financing and may be forced to sell our cryptocurrency miners.

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

Mr. Paul L. Kessler, Executive Chairman of the Board, is the beneficial owner of a substantial amount of the issued and outstanding shares of the Company’s common stock, Series A Convertible Preferred Stock, stock options and warrants, and a secured convertible debenture, and beneficially owns approximately 78% of the shares of our Common Stock. As a result, Mr. Kessler has significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our Company that other stockholders may view as beneficial.

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

These factors may inhibit consumer trust in and market acceptance of cryptocurrencies as a means of exchange which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire.

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

None

Item 3. Legal Proceedings

We are involved in legal proceedings in the ordinary course of our business. Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our consolidated financial statements.

On September 13, 2022, Barlock Capital Management LLC, which is co-managed by Scott Kaufman, the Company’s former Co-Chief Executive Officer and director, and is also an affiliate of Barlock 2019 Fund, LP (“Barlock”), delivered a notice of an alleged event of default of the secured convertible debenture in the principal amount of $2,496,850 (the “Barlock Convertible Debenture”) and a demand for payment of $5,004,978.76 (the “Notice”) to the Company. The Notice alleged that (i) the Company’s agreement on August 24, 2022 to issue a convertible promissory note in the principal amount of $900,000 (the “Alpha Note”) and (ii) Mr. Kaufman’s resignation as the Company’s Co-Chief Executive Officer and a director on August 8, 2022, each constituted events of default under the Barlock Convertible Debenture.

The Company strongly disagrees with the assertion that an event of default has occurred under the Barlock Convertible Debenture and notified Mr. Kaufman and Barlock that they had previously delegated the exclusive authority to exercise remedies under the Barlock Convertible Debenture and the related security agreement to the agent for Barlock and all other holders of such debentures as defined in such security agreement. Accordingly, the Company has demanded a withdrawal of the Notice. The Company maintains that the issuance of the Alpha Note in exchange for 600,000 shares of the Company’s common stock pursuant to Section 3(a)(9) of the Securities Act of 1933 does not constitute the incurrence of “indebtedness for borrowed money” and cannot be an event of default. The Company also maintains that Mr. Kaufman’s voluntary resignation from his positions with the Company in the face of an investigation into potential wrongdoing, breaches of fiduciary duties and other objectionable conduct cannot be the basis for an event of default under the Barlock Convertible Debenture and that Barlock lacks the authority under the Barlock Convertible Debenture and the related transaction documents to declare events of default.

If it is ultimately determined that an event of default exists under the Barlock Convertible Debenture and that the Notice was properly provided on behalf of Barlock, the outstanding principal amount of the Barlock Convertible Debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration will be due and payable at the (a) greater of (i) the outstanding principal amount of the Barlock Convertible Debenture, plus all accrued and unpaid interest thereon, divided by the conversion price on the date of Barlock’s demand for acceleration multiplied by the volume weighted average price of the Company’s shares of common stock on such date on the date, or (ii) 130% of the outstanding principal amount of the Barlock Convertible Debenture, plus 100% of accrued and unpaid interest thereon, and (b) all other amounts, costs, expenses and liquidated damages due in respect of the Barlock Convertible Debenture. Commencing five days after the occurrence of any event of default that results in the eventual acceleration of the Barlock Convertible Debenture, the interest rate on the Barlock Convertible Debenture accrues at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

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

	High Bid	Low Bid
Year Ended December 31, 2022:
First Quarter (January 1 – March 31)	$2.95	$1.45
Second Quarter (April 1 – June 30)	$1.80	$0.29
Third Quarter (July 1 – September 30)	$0.52	$0.19
Fourth Quarter (October 1 – December 31)	$0.22	$0.05

Year Ended December 31, 2021:
First Quarter (January 1 – March 31)	$5.00	$0.61
Second Quarter (April 1 – June 30)	$4.33	$2.05
Third Quarter (July 1 – September 30)	$2.81	$1.45
Fourth Quarter (October 1 – December 31)	$3.90	$1.04

As of December 31, 2022, according to the records of our transfer agent, we had 71 record holders of our common stock. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

On January 25, 2022, the Company granted an officer 30,000 shares of common stock as compensation under his employment agreement for services provided through December 31, 2021. On December 31, 2022 the shares were rescinded and returned to the Company.

On May 31, 2022, the Company issued 169,205 shares of common stock to Highwire Energy Partners, Inc. (“Highwire”) under the terms of the Binding Memorandum of Understanding for a Proposed Transaction.

On August 24, 2022, the Company entered into the Settlement with Alpha. The Settlement relates to a dispute with the Company’s then-CEO in connection with Alpha’s partial exercise on March 20, 2022 of the Warrant Shares. Pursuant to the Settlement, Alpha agreed to exchange the Warrant Shares for the Alpha Note. As of December 31, 2022 Alpha had returned 600,000 shares of common stock in connection with the Settlement.

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

On December 31, 2022, we issued: 3,792 shares of our Series A preferred stock to Paul L. Kessler, our Executive Chairman, for settlement of $37,920 of compensation payable to Mr. Kessler under his employment agreement from October 1, 2022 through December 31, 2022; 5,000 shares of our Series A preferred stock to John D. Maatta, our Chief Executive Officer, for settlement of $50,000 of compensation payable to Mr. Maatta under his employment agreement from October 1, 2022 through December 31, 2022; 4,110 shares of our Series A preferred stock to Scott Sheikh, our Chief Operating Officer and General Counsel, for settlement of $41,110 of compensation payable to Mr. Sheikh under his employment agreement from October 1, 2022 through December 31, 2022, and 685 shares of our Series A preferred stock to Alan Urban, our former Chief Financial Officer, for settlement of $6,850 of compensation payable to Mr. Urban under his employment agreement from October 1, 2022 through December 31, 2022.

Item 6. [Reserved]

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” and elsewhere in this report.

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

On August 6, 2021, we entered into the Informa Agreement with Informa. Pursuant to the Informa Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, we sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

On October 24, 2022, we entered into the Merger Agreement with Creek Road Merger Sub, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“Merger Sub”), and Prairie, pursuant to which Merger Sub will merge with and into Prairie, with Prairie surviving and continuing to exist as a Delaware limited liability company and our wholly-owned subsidiary.

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

Mining Equipment

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. As of December 31, 2022, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, none of which were in service.

On December 17, 2021 the Company entered into a Non-Fixed Price Sales and Purchase Agreement (the “Bitmain Agreement”) with Bitmain Technologies Limited (“Bitmain”) for 600 Bitmain S19XP miners with a reference price of approximately $11,250 per miner. The miners have a total of 84 Ph/s of hashing capacity and an initial estimated purchase commitment of $6,762,000 (the “total reference price”), subject to price adjustments and related offsets, including potential adjustments related to the market price of miners. As of December 31, 2022, the Company has made payments of $3,969,000 (classified as deposits on mining equipment) to Bitmain pursuant to the Bitmain Agreement, and the remaining amount due under the Bitmain Agreement is $47,600 and presented in the table below:

	Market Price per Miner	Total Amount
July 2022 batch (100 miners)	$7,756	$775,600
August 2022 batch (100 miners)	7,140	714,000
September 2022 batch (100 miners)	7,140	714,000
October 2022 batch (100 miners)	6,510	651,000
November 2022 batch (100 miners)	5,810	581,000
December 2022 batch (100 miners)	5,810	581,000
Estimated total amount due		4,016,600
Less: Payments made		3,969,000
Remaining amount due		$47,600

As of December 31, 2022, all 600 miners purchased from Bitmain have not been delivered to the Company, and will remain undelivered until all fees are paid to ship the miners from the Bitmain facility to the Company.

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies	—	(106,105)
Balance March 31, 2022	14.7	$532,736
Revenue recognized from cryptocurrency mined	4.6	166,592
Mining pool operating fees	(0.1)	(3,428)
Proceeds from the sale of cryptocurrency	(18.9)	(564,205)
Realized loss on the sale of cryptocurrency	—	(131,075)
Impairment of cryptocurrencies	—	(34)
Balance June 30, 2022 (1)	0.3	$586
Revenue recognized from cryptocurrency mined	0.3	7,955
Mining pool operating fees	—	(156)
Impairment of cryptocurrencies	—	(1,035)
Balance September 30, 2022 (1)	0.6	$7,350
Revenue recognized from cryptocurrency mined	—	—
Mining pool operating fees	—	—
Proceeds from the sale of cryptocurrency	(0.6)	(11,203)
Realized gain on the sale of cryptocurrency	—	3,853
Balance December 31, 2022 (1)	0.6	$0

(1)	Since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of December 31, 2022 or 2021 under these requirements. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

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

Discontinued Operations

On August 6, 2021, we entered into the Informa Agreement with Informa. Pursuant to the Informa Agreement, Creek Road Miners Corp (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

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

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the years ending December 31, 2022 and 2021, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the years ending December 31, 2022 and 2021, are classified as discontinued operations.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021	$ Change	% Change

Revenue:
Cryptocurrency mining	$517,602	$369,804	$147,798	40%

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	1,071,458	281,790	789,668	280%
Depreciation and amortization	658,080	112,512	545,568	485%
Stock based compensation	2,681,201	12,338,424	(9,657,223)	(78)%
General and administrative	3,606,522	5,782,687	(2,181,267)	(38)%
Impairment of mined cryptocurrency	107,174	59,752	47,422	79%
Total operating expenses	8,124,435	18,575,165	(10,455,832)	(56)%
Loss from operations	(7,606,833)	(18,210,464)	10,603,630	58%

Other income (expense):
Realized loss on sale of cryptocurrency	(127,222)	—	(127,222)	—%
Impairment of fixed assets	(5,231,752)	—	(5,231,752)	—%
Loss on sale of investment	(19,104)	—	(19,104)	—%
PPP loan forgiveness	197,662	183,567	14,095	8%
Interest expense	(613,827)	(1,175,217)	561,391	48%
Total other income (expense)	(5,794,243)	(991,650)	(4,802,592)	(484)%
Net loss from continuing operations	(13,401,076)	(19,202,114)	5,801,038	30%

Discontinued operations:
Income (loss) from discontinued operations	(17,738)	78,242	(95,978)	(123)%
Gain from sale of discontinued operations	—	1,853,169	(1,853,169)	(100)%
Net income (loss) from discontinued operations	(17,738)	1,931,411	(1,949,146)	(101)%
Net loss	$(13,418,814)	$(17,270,703)	$3,851,892	22%

Revenue

	Years Ended December 31,
	2022	2021	$ Change	% Change
Revenue:
Cryptocurrency mining	$517,602	$369,804	$147,798	40%

Total revenue increased $147,798, or 40%, for the year ended December 31, 2022 compared to the prior year, primarily because cryptocurrency mining operations did not begin until October 2021.

Operating Costs and Expenses

	Years Ended December 31,
	2022	2021	$ Change	% Change
Operating Costs and Expenses:
Cryptocurrency mining costs	1,071,458	281,790	789,668	280%
Depreciation and amortization	658,080	112,512	545,568	485%
Stock based compensation	2,681,201	12,338,424	(9,657,223)	(78)%
General and administrative	3,606,522	5,782,687	(2,181,267)	(38)%
Impairment of mined cryptocurrency	107,174	59,752	47,422	79%
Total operating expenses	8,124,435	18,575,165	(10,455,832)	(56)%

Our operating costs and expenses decreased $10,455,832 or 56%, for the year ended December 31, 2022 compared to the prior year, due to the following:

Category	Change		Key Drivers
Cryptocurrency mining costs	↑	$789,668	Cryptocurrency mining operations did not begin until October 2021
Depreciation and amortization	↑	$545,568	Addition of cryptocurrency mining equipment
Stock based compensation	↓	$(9,657,223)	Decreased issuances of stock options and warrants
General and administrative	↓	$(2,181,267)	Primarily lesser marketing and consulting expenses.
Impairment of cryptocurrency	↑	$47,422	Driven by the drop in the price of Bitcoin during the year 2022

Net Income (Loss)

	Year Ended December 31,
	2022	2021	$ Change	% Change
Net Income (Loss):
Net loss from continuing operations	$(13,401,076)	(19,202,114)	5,801,038	30%
Net income (loss) from discontinued operations	(17,738)	1,931,411	(1,949,146)	(101)%
Total net loss	$(13,418,814)	$(17,270,703)	$3,851,892	22%

Net loss from continuing operations decreased $5,801,038 or 30%, for the year ended December 31, 2022 compared to the prior year, primarily due to decreased stock based compensation and general and administrative expenses as described above, partially offset by an impairment of fixed assets of approximated $5.2 million.

Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $13,401,076, and $19,202,114, for the years ended December 2022 and 2021, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On December 31, 2022, we had cash and cash equivalents of $246,358, a working capital deficit of approximately $8.1 million, and an accumulated deficit of approximately $61 million.

We have evaluated the significance of the uncertainty regarding the Company’s financial condition in relation to our ability to meet our obligations, which has raised substantial doubts about the Company’s ability to continue as a going concern. While it is very difficult to estimate our future liquidity requirements the Company believes that if it is unable close the Merger, or obtain debt and/or equity financing, existing cash resources will be depleted in early 2023. The Company may be able to generate cash through the sale of fixed assets, specifically cryptocurrency miners. However, the total cash generated would be significantly less that the total of the Company’s liabilities. There are no assurances that the Merger will close, that debt and/or equity financing can be obtained, or that the sale of fixed assets, specifically cryptocurrency miners can be achieved.

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

Liquidity and Capital Resources

	Years Ended December 31,
	2022	2021
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(2,192,607)	$(6,969,723)
Net cash used in investing activities	(1,815,520)	(9,928,726)
Net cash provided by financing activities	1,469,297	17,785,933
Net increase (decrease) in cash and cash equivalents	(2,538,830)	887,484
Cash and cash equivalents, beginning of period	2,785,187	1,897,703
Cash and cash equivalents, end of period	$246,358	$2,785,187

Liquidity

As of December 31, 2022, we had cash and cash equivalents of $246,358, compared to $2,785,187 as of December 31, 2021, a decrease of $2,538,830. This decrease was primarily due to cash used in operating and investing activities, partially offset by cash generated by financing activities.

Operating Activities

Net cash used in operating activities was $2,192,607 for the year ended December 31, 2022 and resulted primarily from a net loss of $13,418,814, partially offset by the impairment of fixed assets of $5,231,752, an increase in accounts payable and accrued expenses of $3,371,432, and stock based compensation of $2,870,665.

Net cash used in operating activities was $6,969,723 for the year ended December 31, 2021 and resulted primarily from a net loss of $17,270,703, an adjustment for the gain on sale of discontinued operations of $1,853,169, a decrease in liabilities associated with discontinued operations of $1,228,911, and partially offset by stock based compensation of $12,585,009.

Investing Activities

Net cash used in investing activities was $1,815,520 for the year ended December 31, 2022 and resulted primarily the purchase of property and equipment of $5,295,478, partially offset by deposits on mining equipment, net of $2,939,550.

Net cash used in investing activities was $9,928,726 for the year ended December 31, 2021 and resulted primarily from deposits on mining equipment of $7,613,230, and the purchase of property and equipment, specifically mining equipment, of $2,315,496.

Financing Activities

Net cash provided by financing activities was $1,469,297 for the year ended December 31, 2022 and resulted primarily from proceeds from the exercise of warrants of $983,330 and the issuance of a note payable for $500,000.

Net cash provided by financing activities was $17,785,933 for the year ended December 31, 2021 and resulted primarily from proceeds from the issuance of common and preferred stock and warrants, net of approximately $16 million, and from proceeds from of the sale of discontinued operations of $1.5 million.

Working Capital (Deficit)

The following table summarizes total current assets, liabilities, and working capital for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		Increase/
	2022	2021	(Decrease)
Current assets	$5,050,740	$10,827,973	$(5,777,233)
Current liabilities	$13,168,256	$6,039,311	$7,128,945
Working capital (deficit)	$(8,117,516)	$4,788,662	$(12,906,178)

As of December 31, 2022, we had a working capital deficit of $8,117,516, compared to a working capital of $4,788,662 as of December 31, 2021, a decrease of 12,906,178. The decrease was primarily due to decreases in cash and deposits on mining equipment, and increases in accounts payable and accrued expenses, accrued interest, convertible notes payable, and secured convertible debenture – related party moving from a non-current to a current liability.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

For information about recently issued accounting standards, refer to Note 3 to our Consolidated Financial Statements appearing elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Creek Road Miners, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Creek Road Miners, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, of stockholders’ equity, and of cash flows for each of the two years in period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of the Accounting for and Disclosure of Cryptocurrency Mining Revenue Recognized

We identified the accounting for and disclosure of cryptocurrency mining revenue recognized as a critical audit matter due to the complexities involved in auditing completeness and occurrence of the revenue recognized by the Company. During the year ended December 31, 2022, the Company recognized revenue from mining Bitcoin of approximately $518,000. The Company’s management has exercised significant judgment in their determination of how existing GAAP should be applied to the accounting for and disclosure of cryptocurrency mining revenue recognized.

We performed the following procedures (not all inclusive) to address this critical audit matter:

●	Evaluated management’s disclosures of its cryptocurrency activity in the financial footnotes;
●	Compared the Company’s digital cold storage wallet records to available blockchain records publicly available;
●	Evaluated management’s decision to apply ASC 606 to account for and record its cryptocurrency awards earned in the mining pool, which included evaluating provisions of the agreement with the Mining Pool operator;
●	Tested supporting documentation for the valuation of cryptocurrency awards earned;
●	Performed substantive procedures to determine completeness and occurrence of cryptocurrency assets earned from the Company’s mining activities.

Evaluation of the Fair Value of Computer Equipment Related to Cryptocurrency Mining Activities

We identified the accounting for and disclosure of the fair value of the miners or computer equipment used in mining bitcoin as a critical audit matter due to the Company’s exercise of significant judgment in their determination of how the existing accounting principles generally accepted in the United States should be applied to the valuation of the mining equipment.

The primary procedures we performed to address this critical audit matter included the following:

●	Evaluated the Company’s processes for valuing its mining equipment;
●	Obtained independent quotations for similar equipment used by the Company;
●	Evaluated and tested management’s rationale and supporting documentation associated with the valuation of its mining equipment.

/s/ MaughanSullivan LLC

We have served as the Company’s auditor since 2017.

Manchester, VT

March 31, 2023

Creek Road Miners, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$246,358	$2,785,188
Accounts receivable, (no allowance for doubtful accounts)	—	427
Receivable from sale of investment	90,000	—
Prepaid expenses	40,702	107,749
Deposits on mining equipment	4,673,680	7,613,230
Inventory	—	18,725
Cryptocurrency	—	302,654
Total current assets	5,050,740	10,827,973

Other assets:
Property and equipment, net of accumulated depreciation of $747,216 and $89,136, respectively	1,632,007	2,226,360
Right of use asset, net of accumulated amortization of $426,918 and $299,583 respectively	—	127,335
Deposits and other assets	110,350	18,201
Total assets	$6,793,097	$13,199,869

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,232,855	$801,747
Accrued interest and expenses – related parties	3,055,989	2,231,558
Convertible notes payable	1,400,000	—
Lease liability, current portion	—	33,977
Secured convertible debenture(s) – related party(ies)	4,993,700	2,500,000
Current liabilities associated with discontinued operations	485,712	472,029
Total current liabilities	13,168,256	6,039,311

Non-current liabilities:
Lease liability, long term portion	—	101,116
Secured convertible debenture – related party, net of unamortized debt discount of $0	—	2,500,000
SBA/PPP loans payable	149,900	361,595
Total non-current liabilities	149,900	2,962,711
Total liabilities	13,318,156	9,002,022

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock; 5,000,000 shares authorized:
Series A convertible preferred stock; $0.0001 par value; 500,000 shares authorized; 256,117 and 223,964 shares issued and outstanding, respectively	25	22
Series B convertible preferred stock; $0.0001 par value; 20,000 shares authorized; 1,439 and 3,720 shares issued and outstanding, respectively	—	—
Series C convertible preferred stock; $0.0001 par value; 15,000 shares authorized; 7,630 and 7,880 shares issued and outstanding, respectively	1	1
Common stock; $0.0001 par value; 100,000,000 shares authorized; 12,246,036 and 8,191,382 shares issued and outstanding, respectively	1,224	819
Additional paid-in capital	54,202,355	51,506,854
Accumulated deficit	(60,728,664)	(47,309,849)
Total stockholders’ equity (deficit)	(6,525,059)	4,197,847
Total liabilities and stockholders’ equity (deficit)	$6,793,097	$13,199,869

See notes to consolidated financial statements.

Creek Road Miners, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended
	December 31,
	2022	2021
Revenue:
Cryptocurrency mining	$517,602	$369,804

Operating costs and expenses:
Cryptocurrency mining costs	1,071,458	281,790
Depreciation and amortization	658,080	112,512
Stock based compensation	2,681,201	12,338,424
General and administrative	3,606,522	5,787,790
Impairment of mined cryptocurrency	107,174	59,752
Total operating expenses	8,124,435	18,580,268
Loss from operations	(7,606,833)	(18,210,464)

Other income (expense):
Realized loss on sale of cryptocurrency	(127,222)	—
Impairment of fixed assets	(5,231,752)	—
Loss on sale of investment	(19,104)	—
PPP loan forgiveness	197,662	183,567
Interest expense	(613,827)	(1,175,217)
Total other income (expense)	(5,794,243)	(991,650)

Loss from operations before provision for income taxes	(13,401,076)	(19,202,114)
Provision for income taxes	—	—
Loss from continuing operations	(13,401,076)	(19,202,114)

Discontinued operations:
Income (loss) from discontinued operations	(17,738)	78,242
Gain on sale of discontinued operations	—	1,853,169
Net income from discontinued operations	(17,738)	1,931,411

Net loss	$(13,418,814)	$(17,270,703)

Dividends on preferred stock	(364,384)	(372,325)
Earnings attributable to common stockholders	$(13,783,198)	$(17,643,028)

Earnings (loss) per common share:
Earnings (loss) per share from continuing operations, basic and diluted	$(1.18)	$(4.12)
Earnings per share from discontinued operations, basic and diluted	$—	$0.41
Earnings (loss) per share, basic and diluted	$(1.18)	$(3.71)
Weighted average common shares outstanding, basic and diluted	11,648,878	4,755,244

See notes to consolidated financial statements.

Creek Road Miners, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2022 and 2021

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	223,964	$22	3,720	$-	7,880	$1	8,191,382	$819	$51,506,854	$(47,309,849)	$4,197,847

Warrants issued for services	-	-	-	-	-	-	-	-	472,501	-	472,501
Exercise of Warrants	-	-	-	-	-	-	766,660	77	983,253	-	983,330
Replacement warrants issued	-	-	-	-	-	-	-	-	1,608,000	-	1,608,000
Exercise of stock options	-	-	-	-	-	-	185,216	19	(19)	-	-
Issuance of common stock for services	-	-	-	-	-	-	30,000	3	44,997	-	45,000
Recission of common stock issued for services	-	-	-	-	-	-	(30,000)	(3)	3	-	-
Issuance of common stock for investment	-	-	-	-	-	-	169,205	17	99,983	-	100,000
Issuance of series A preferred stock to settle compensation	55,576	6	-	-	-	-	-	-	555,694	-	555,700
Issuance of series B preferred stock to settle liabilities	-	-	191	-	-	-	-	-	189,466	-	189,466
Issuance of common stock, net	-	-	-	-	-	-	11,502	-	(4)	(1)	(5)
Conversion of series A preferred stock to common	(23,423)	(3)	-	-	-	-	1,338,456	134	(131)	-	-
Conversion of series B preferred stock to common	-	-	(2,472)	-	-	-	1,962,448	195	(195)	-	-
Conversion of series C preferred stock to common	-	-	-	-	(250)	-	185,167	19	(19)	-	-
Conversion of secured convertible debentures to common	-	-	-	-	-	-	36,000	4	6,296	-	6,300
Settlement to exchange warrant shares for convertible note	-	-	-	-	-	-	(600,000)	(60)	(899,940)	-	(900,000)
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(273,497)	-	(273,497)
Dividend on Series B preferred stock	-	-	-	-	-	-	-	-	(90,887)	-	(90,887)
Net loss	-		-	-	-	-	-	-	-	(13,418,814)	(13,418,814)
Balance, December 31, 2022	256,117	$25	1,439	$-	7,630	$1	12,246,036	$1,224	$54,202,355	$(60,728,664)	$(6,525,059)

See notes to consolidated financial statements.

Creek Road Miners, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021 (Continued)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Non-controlling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, December 31, 2020	173,993	$17	-	$-	-	$-	3,506,752	$351	$23,206,367	$(30,039,146)	$(12,498)	$(6,844,909)

Stock based compensation	-	-	-	-	-	-	-	-	9,726,950	-	-	9,726,950
Warrants issued for services	-	-	-	-	-	-	-	-	2,270,015	-	-	2,270,015
Exercise of stock options	-	-	-	-	-	-	302,644	30	50,595	-	-	50,625
Issuance of series A preferred stock to settle accrued liabilities and compensation	58,721	6	-	-	-	-	-	-	588,044	-	-	588,050
Issuance of common stock and warrants, net	-	-	-	-	-	-	2,933,340	293	3,924,757	-	-	3,925,050
Issuance of series B preferred stock and warrants, net	-	-	5,000	-	-	-	-	-	4,378,995	-	-	4,378,995
Issuance of series C preferred stock and warrants, net	-	-	-	-	7,880	1	-	-	7,733,600	-	-	7,733,601
Conversion of series A preferred stock to common	(8,750)	(1)	-	-	-	-	500,000	50	(49)	-	-	-
Conversion of series B preferred stock to common	-	-	(1,280)	-	-	-	948,646	95	(95)	-	-	-
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(254,322)	-	-	(254,322)
Dividend on Series B preferred stock	-	-	-	-	-	-	-	-	(118,003)	-	-	(118,003)
Write-off of non-controlling interest	-	-	-	-	-	-	-	-	-	-	12,498	12,498
Net loss	-		-	-	-	-	-	-	-	(17,270,703)	-	(17,270,703)
Balance, December 31, 2021	223,964	$22	3,720	$-	7,880	$1	8,191,382	$819	$51,506,854	$(47,309,849)	$-	$4,197,847

See notes to consolidated financial statements.

Creek Road Miners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(13,418,814)	$(17,270,703)
Adjustment to reconcile net loss to net cash used in operating activities:
Gain from sale of discontinued operations	—	(1,853,169)
Depreciation and amortization	658,080	112,512
Accretion of debt discount	—	535,784
Amortization of lease right	(7,759)	5,423
Stock based compensation	2,870,665	12,585,008
Impairment of cryptocurrency	107,174	59,752
Impairment of fixed assets	5,231,752	—
Realized loss on sale of cryptocurrency	127,222	—
Loss on sale of investment	19,104	—
PPP loan forgiveness	(197,662)	(183,567)
Changes in operating assets and liabilities:
Accounts receivable	428	33,025
Prepaid expenses	67,047	(54,435)
Receivable from sale of investment	(90,000)	—
Inventory	18,725	(18,725)
Cryptocurrency, net of mining fees	(507,150)	(302,654)
Current assets associated with discontinued operations	—	233,018
Security deposits	(92,149)	102
Assets associated with discontinued operations	—	180,683
Accounts payable and accrued expenses	3,371,431	569,459
Accrued and unpaid dividends on preferred stock	(364,384)	(372,325)
Liabilities associated with discontinued operations	13,683	(1,228,911)
Net cash used in operating activities	(2,192,607)	(6,969,723)

Cash flow from investing activities:
Proceeds from sale of cryptocurrency	575,408	—
Purchase of investment	(125,000)	—
Proceeds from sale of investment	90,000	—
Deposits on mining equipment, net	2,939,550	(7,613,230)
Purchase of property and equipment	(5,295,478)	(2,315,496)
Net cash used in investing activities	(1,815,520)	(9,928,726)

Cash flow from financing activities:
Proceeds from the issuance of common stock and warrants, net	—	3,925,050
Proceeds from the issuance of series B preferred stock and warrants, net	—	4,378,995
Proceeds from the issuance of series C preferred stock and warrants, net	—	7,733,601
Proceeds from the exercise of stock options	—	50,625
Proceeds from the exercise of warrants	983,330	—
Proceeds from (payments to) SBA/PPP loans payable	(14,033)	197,662
Proceeds from note payable	500,000	—
Proceeds from the sale of discontinued operations	—	1,500,000
Net cash provided by financing activities	1,469,297	17,785,933

Net increase (decrease) in cash and cash equivalents	(2,538,830)	887,484
Cash and cash equivalents, beginning of period	2,785,187	1,897,703
Cash and cash equivalents, end of period	$246,357	$2,785,187

See notes to consolidated financial statements.

Creek Road Miners, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Years Ended
	December 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosures of noncash investing and financing activity:
Issuance of series A preferred stock to settle accrued liabilities and compensation	$555,700	$588,044
Issuance of series B preferred stock to settle accrued liabilities	$189,466	$—
Dividends on preferred stock	$364,384	$372,325
Issuance of common stock for investment	$100,000	$—
Conversion of preferred stock to common stock	$348	$145
Conversion of secured convertible debentures to common stock	$6,300	$—
Settlement to exchange warrant shares for convertible note	$900,000	$—

See notes to consolidated financial statements.

CREEK ROAD MINERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

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

Mining Equipment

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. As of December 31, 2022, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, none of which were in service.

On December 17, 2021 the Company entered into a Non-Fixed Price Sales and Purchase Agreement (the “Bitmain Agreement”) with Bitmain Technologies Limited (“Bitmain”) for 600 Bitmain S19XP miners with a reference price of approximately $11,250 per miner. The miners have a total of 84 Ph/s of hashing capacity and an initial estimated purchase commitment of $6,762,000 (the “total reference price”), subject to price adjustments and related offsets, including potential adjustments related to the market price of miners. As of December 31, 2022, the Company has made payments of $3,969,000 (classified as deposits on mining equipment) to Bitmain pursuant to the Bitmain Agreement, and the remaining amount due under the Bitmain Agreement is $47,600 and presented in the table below:

	Market Price per Miner	Total Amount
July 2022 batch (100 miners)	$7,756	$775,600
August 2022 batch (100 miners)	7,140	714,000
September 2022 batch (100 miners)	7,140	714,000
October 2022 batch (100 miners)	6,510	651,000
November 2022 batch (100 miners)	5,810	581,000
December 2022 batch (100 miners)	5,810	581,000
Estimated total amount due		4,016,600
Less: Payments made		3,969,000
Remaining amount due		$47,600

As of December 31, 2022, all 600 miners purchased from Bitmain have not been delivered to the Company, and will remain undelivered until all fees are paid to ship the miners from the Bitmain facility to the Company.

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies	—	(106,105)
Balance March 31, 2022	14.7	$532,736
Revenue recognized from cryptocurrency mined	4.6	166,592
Mining pool operating fees	(0.1)	(3,428)
Proceeds from the sale of cryptocurrency	(18.9)	(564,205)
Realized loss on the sale of cryptocurrency	—	(131,075)
Impairment of cryptocurrencies	—	(34)
Balance June 30, 2022 (1)	0.3	$586
Revenue recognized from cryptocurrency mined	0.3	7,955
Mining pool operating fees	—	(156)
Impairment of cryptocurrencies	—	(1,035)
Balance September 30, 2022 (1)	0.6	$7,350
Revenue recognized from cryptocurrency mined	—	—
Mining pool operating fees	—	—
Proceeds from the sale of cryptocurrency	(0.6)	(11,203)
Realized gain on the sale of cryptocurrency	—	3,853
Balance December 31, 2022 (1)	—	$—

(1)	Since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

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

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020. As of December 31, 2022 the market price of Bitcoin was $16,547, which reflects a decrease of approximately 60% since the beginning of 2022, and of approximately 75% from its all-time high of approximately $67,000. In addition, the cost of natural gas that we use to produce electricity to power our miners has increased substantially. The cost of natural gas in the United States during 2022 has increased by as much as approximately 260% since the beginning of 2022. These price movements result in decreased cryptocurrency mining revenue and increased cryptocurrency mining costs, both of which have a material adverse effect on our business and financial results.

Government Regulation

Cryptocurrency is increasingly becoming subject to governmental regulation, both in the U.S. and internationally. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Numerous regulatory bodies have shown an interest in regulating blockchain or cryptocurrency activities. For example, on March 9, 2022 President Biden signed an executive order on cryptocurrencies. While the executive order does not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws and regulation which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors”.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Note 2. Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $13,401,076, and $19,202,114, for the years ended December 2022 and 2021, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On December 31, 2022, we had cash and cash equivalents of $246,358, a working capital deficit of approximately $8.1 million, and an accumulated deficit of approximately $61 million.

We have evaluated the significance of the uncertainty regarding the Company’s financial condition in relation to our ability to meet our obligations, which has raised substantial doubts about the Company’s ability to continue as a going concern. While it is very difficult to estimate our future liquidity requirements the Company believes that if it is unable close the Merger, or obtain debt and/or equity financing, existing cash resources will be depleted in early 2023. The Company may be able to generate cash through the sale of fixed assets, specifically cryptocurrency miners. However, the total cash generated would be significantly less than the total of the Company’s liabilities. There are no assurances that the Merger will close, that debt and/or equity financing can be obtained, or that the sale of fixed assets, specifically cryptocurrency miners can be achieved.

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

Note 3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The following table lists the Company’s wholly-owned subsidiaries as of December 31, 2022:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest
Creek Road Miners Corp. (fka Kick the Can Corp.)	Nevada, U.S.A.	September 20, 2010	100%
Wizard Special Events, LLC	California, U.S.A.	June 5, 2018	100%
Creek Road Merger Sub, LLC	Delaware, U.S.A.	October 4, 2022	100%

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

The Company is required to use observable market data if such data is available without undue cost and effort. The Company has no fair value items required to be disclosed as of December 31, 2022 or 2021 under these requirements. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values because of the short maturity of these instruments.

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

Cryptocurrency Mining Costs

The Company’s cryptocurrency mining costs consist primarily of direct costs of earning Bitcoin related to mining operations, including mining pool fees, fuel and natural gas costs, turbine rental costs, and mobile data center rental costs, but exclude depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations.

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

Discontinued Operations

On August 6, 2021, the Company entered into the Informa Agreement with Informa. Pursuant to the Informa Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, the Company sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

In addition, the Company operated an eCommerce site selling pop culture memorabilia that was discontinued on June 30, 2022.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the years ending December 31, 2022 and 2021, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the years ending December 31, 2022 and 2021, are classified as discontinued operations.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period. Potential common shares are excluded from the computation when their effect is antidilutive. Basic and diluted earnings (loss) attributable to common stockholders is the same for the years ended December 31, 2022 and 2021, because the Company has only incurred losses and all potentially dilutive securities are anti-dilutive. Potentially dilutive securities that were not included in the computation of diluted earnings (loss) attributable to common stockholders at December 31, 2022 because their inclusion would be anti-dilutive are as follows:

Potentially Dilutive Security	Quantity	Stated Value Per Share (1)	Total Value or Stated Value	Assumed Conversion Price (1)	Resulting Common Shares
Common stock options	259,250	$—	$—	—	259,250
Common stock warrants	21,984,266	—	—	—	21,984,266
Series A preferred stock	256,117	10	2,561,170	0.175	14,635,257
Series B preferred stock	1,439	1,080	1,554,120	0.500	3,108,240
Series C preferred stock	7,630	1,111	8,476,930	0.500	16,953,860
Series B preferred stock warrants	10,000	1,080	10,800,000	0.500	21,600,000
Secured convertible debentures – related parties	—	—	4,993,700	0.175	28,535,429
Convertible notes payable	—	—	1,400,000	0.500	2,800,000
Total					109,876,302

(2)	As of December 31, 2022

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

Note 4. Deposits on Mining Equipment

Deposits on mining equipment, consisted of the following:

	Cryptocurrency Miners	Mobile Data Centers	Total
Balance December 31, 2020	$—	$—	$—
Deposits on equipment during the period	7,089,000	524,230	7,613,230
Equipment delivered during the period	—	—	—
Balance December 31, 2021	$7,089,000	$524,230	$7,613,230
Deposits on equipment during the period	1,602,300	530,430	2,132,730
Equipment delivered during the period	(4,722,300)	(349,980)	(5,072,280)
Balance December 31, 2022	$3,969,000	$704,680	$4,673,680

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. As of December 31, 2022, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, none of which were in service.

On December 17, 2021 the Company entered into a Non-Fixed Price Sales and Purchase Agreement (the “Bitmain Agreement”) with Bitmain Technologies Limited (“Bitmain”) for 600 Bitmain S19XP miners with a reference price of approximately $11,250 per miner. The miners have a total of 84 Ph/s of hashing capacity and an initial estimated purchase commitment of $6,762,000 (the “total reference price”), subject to price adjustments and related offsets, including potential adjustments related to the market price of miners. As of December 31, 2022, the Company has made payments of $3,969,000 (classified as deposits on mining equipment) to Bitmain pursuant to the Bitmain Agreement, and the remaining amount due under the Bitmain Agreement is $47,600 and presented in the table below:

	Market Price per Miner	Total Amount
July 2022 batch (100 miners)	$7,756	$775,600
August 2022 batch (100 miners)	7,140	714,000
September 2022 batch (100 miners)	7,140	714,000
October 2022 batch (100 miners)	6,510	651,000
November 2022 batch (100 miners)	5,810	581,000
December 2022 batch (100 miners)	5,810	581,000
Estimated total amount due		4,016,600
Less: Payments made		3,969,000
Remaining amount due		$47,600

As of December 31, 2022, all 600 miners purchased from Bitmain have not been delivered to the Company, and will remain undelivered until all fees are paid to ship the miners from the Bitmain facility to the Company.

Note 5. Cryptocurrency

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The Company recognized an impairment, or write down, of cryptocurrency (Bitcoin) rewards to the lowest fair market value of Bitcoin from the time the reward was earned through December 31, 2022. The impairment amounted to $107,174 and $59,752 for the years ended December 31, 2022 and 2021, respectively. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance December 31, 2020	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	13.2	517,602
Mining pool operating fees	(0.3)	(10,452)
Proceeds from the sale of cryptocurrency	(19.5)	(575,408)
Realized loss on the sale of cryptocurrency	—	(127,222)
Impairment of cryptocurrencies	—	(107,174)
Balance December 31, 2022 (1)	—	$—

(1)	Since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

Note 6. Property and Equipment

Property and equipment, excluding those associated with discontinued operations, stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31,
	2022	2021
Cryptocurrency miners	$2,152,970	$1,784,062
Mobile data centers	219,372	518,663
Computer equipment	6,881	12,771
Total	2,379,223	2,315,496
Less accumulated depreciation	(747,216)	(89,136)
Net, Property and equipment	$1,632,007	$2,226,360

Depreciation expense, excluding that associated with discontinued operations, for the years ended December 31, 2022 and 2021 amounted to $658,080 and $112,512, respectively. On December 31, 2022 the Company recorded an impairment on fixed assets, specifically cryptocurrency miners and mobile data centers, of $5,231,752 due to their significant drop in value.

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (“ASIC”) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (“SHA-256”) in return for Bitcoin cryptocurrency rewards. As of December 31, 2022, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, none of which were in service.

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

On December 30, 2022 the Company sold its investment in Highwire and recorded the transaction as follows:

Description	Amount
Basis of Investment	$225,000
Less:
Cash receivable at closing	90,000
Offset of account payable to seller	115,896
Total	205,896
Loss from sale	$19,104

Note 8. Amounts Due to Related Parties

Amounts due to related parties as of December 31, 2022 consisted of the following:

	Bristol Capital, LLC	Bristol Investment Fund, Ltd.	Barlock 2019 Fund, LP	Total
Accrued Interest and expenses	$318,750	$1,825,195	$912,044	$3,055,989
Current secured convertible debentures	—	2,496,850	2,496,850	4,993,700
Total	$318,750	$4,322,045	$3,408,894	$8,049,689

Amounts due to related parties as of December 31, 2021 consisted of the following:

	Bristol Capital, LLC	Bristol Investment Fund, Ltd.	Barlock 2019 Fund, LP	Total
Accrued Interest and expenses	$93,750	$1,525,479	$612,329	$2,231,558
Current secured convertible debenture	—	2,500,000	—	2,500,000
Non-current secured convertible debenture	—	—	2,500,000	2,500,000
Total	$93,750	$4,025,479	$3,112,329	$7,231,558

As of December 31, 2022, the Convertible Debentures with an aggregate principal amount of $4,993,700, comprised of a Convertible Debenture with a principal amount of $2,496,850 held by Bristol Investment Fund (the “Bristol Convertible Debenture”) and the Barlock Convertible Debenture with a principal amount of $2,496,850, were convertible into an aggregate of 28,535,429 shares of common stock (exclusive of any accrued and unpaid interest), using a conversion price of $0.175.

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

Consulting Agreement

On December 29, 2016, the Company entered into a Consulting Services Agreement with Bristol Capital (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Kessler agreed to serve as Executive Chairman of the Company. The initial term of the Consulting Agreement is from December 29, 2016 through March 28, 2017. The term of the Consulting Agreement will be automatically extended for additional terms of 90-day periods, unless either the Company or Bristol Capital gives prior written notice of non-renewal to the other party no later than thirty (30) days prior to the expiration of the then current term. Upon the execution of the agreement the Company granted Bristol Capital options to purchase up to an aggregate of 30,000 shares of the Company’s common stock at an exercise price of $0.25 per share, as amended.

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

During the years ended December 31, 2022 and 2021, the Company incurred expenses of approximately $225,000, for each period for consulting services provided by Bristol Capital. As of December 31, 2022, and 2021, the amount accrued to Bristol Capital for consulting services was $318,750 and $93,750, respectively.

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

Related Party: Bristol Capital Advisors, LLC

Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), is managed by Paul L. Kessler.

Operating Sublease

On June 16, 2016, the Company entered into a Standard Multi-Tenant Sublease with Bristol Capital Advisors (the “Sublease”). The leased premises are owned by an unrelated third party and Bristol Capital Advisors passes the lease costs down to the Company. The term of the Sublease is for 5 years and 3 months beginning on July 1, 2016, with monthly payments of approximately $8,000. During the year ended December 31, 2022 and 2021, the Company paid lease obligations of $0 and $83,054, respectively, under the Sublease. On September 30, 2021, the lease term ended, and the Company vacated the premises.

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

On December 31, 2022 the maturity date of the Bristol Convertible Debenture was amended to May 31, 2023.

As of December 31, 2022 and 2021, the Bristol Convertible Debenture with a principal amount of $2,496,850 and $2,500,000, respectively, held by Bristol Investment Fund was convertible into 14,267,714 and 14,285,714 shares of common stock, respectively, using a conversion price of $0.175.

As of December 31, 2022 and 2021, the amount of accrued interest payable to Bristol Investment Fund under the Bristol Convertible Debenture was $1,825,195, and $1,525,479, respectively.

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

On September 9, 2022, Bristol Investment Fund assigned 20% of its series A common stock purchase warrants shares to Leviston Resources, LLC.

As of December 31, 2022, Bristol Investment Fund held series A common stock purchase warrants to acquire 10,000,000 shares of common stock at an exercise price of $0.175.

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

Upon issuance of the Bristol Convertible Debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense on the consolidated statement of operations. There was unamortized debt discount of $0 as of December 31, 2022 and 2021.

Related Party: Barlock 2019 Fund, LP

Barlock is managed by Scott D. Kaufman, who has served as Chief Executive Officer of the Company from November 24, 2020, through May 11, 2022, and as co-Chief Executive Officer from May 12, 2022 through August 8, 2022, and a former Director from November 4, 2019, through August 8, 2022, and former Chairman of the Board of Directors from November 24, 2020, through December 1, 2021.

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

(ii) Secured Convertible Debenture

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

As of December 31, 2022 and 2021, the Barlock Convertible Debenture with a principal amount of $2,496,850 and $2,500,000, respectively, held by Barlock was convertible into 14,267,714 and 14,285,714 shares of common stock, respectively, at a conversion price of $0.175.

As of December 31, 2022 and 2021, the amount of accrued interest payable to Barlock under the Barlock Convertible Debenture was $912,044, and $612,239, respectively.

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

As of December 31, 2022, Barlock Capital Management, LLC held series A common stock purchase warrants to acquire 4,285,714 shares of common stock at an exercise price to $0.175.

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

Upon issuance of the secured convertible debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense on the consolidated statement of operations. There was unamortized debt discount of $0, as of December 31, 2022 and 2021.

Related Party: Barlock Capital Management, LLC

Barlock Capital Management, LLC, is managed by Scott D. Kaufman, who served as Chief Executive Officer of the Company from November 24, 2020, through May 11, 2022, and as co-Chief Executive Officer from May 12, 2022 through August 8, 2022, and a former Director from November 4, 2019, through August 8, 2022, and former Chairman of the Board of Directors from November 24, 2020, through December 1, 2021. From September 2021 through December 2021, the Company rented executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month from Barlock Capital Management, LLC. The amount of rent paid to Barlock Capital Management, LLC for the years ended December 31, 2022 and 2021, amounted to $0 and $9,410, respectively.

In addition, the Company paid management fees to Barlock Capital Management, LLC in the amount of $0 and $81,000, for the years ended December 31, 2022 and 2021, respectively.

Related Party: American Natural Energy Corporation

Scott D. Kaufman is a director and shareholder of American Natural Energy Corporation (“ANEC”). In addition, Richard G. Boyce is a former director of the Company who resigned from the Board on July 22, 2022, is also a director of ANEC. On October 22, 2021, the Company entered into an agreement with ANEC, where ANEC would: (i) allow the Company to moor a barge on the ANEC operations site with the Company’s mobile data center that houses cryptocurrency miners and a mobile turbine, and, (ii) supply natural gas to power a mobile turbine that produces electricity that, in turn, is used to power the miners. ANEC charges the Company for the amount of natural gas used based on the daily spot price of an unaffiliated third party, and a daily fee of $1,500 during the initial 90-day term, and $2,000 thereafter, for the use of their operations site to moor the barge. The agreement terminated on May 24, 2022. The total amount paid to ANEC under the agreement for the year ended December 31, 2022 amounted to approximately $400,000.

In addition, in January 2022, the Company began renting executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month from ANEC. The amount of rent paid to ANEC for the year ended December 31, 2022 amounted to approximately $19,000.

Related Party: Scott D. Kaufman, former Chief Executive Officer

On September 7, 2021, Scott D. Kaufman received a one-time non-accountable expense reimbursement of $200,000 in consideration for significant efforts and diligence in negotiating and structuring investment transactions.

Related Party: K2PC Consulting, LLC

K2PC Consulting, LLC is managed by the spouse of Scott D. Kaufman. The company paid marketing fees to K2PC Consulting, LLC in the amount of $7,850 and $24,500, for the years ended December 31, 2022 and 2021, respectively.

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

On August 3, 2020, the Company cancelled the 86,466 shares of preferred stock previously determined to be issued, and issued 21,271 shares of Series A preferred stock for the settlement of the previous outstanding amount due. In addition, on August 3, 2020, the Company issued 29,496 shares of Series A preferred stock for the settlement of $294,965 in additional outstanding compensation due to Mr. Maatta, and 35,100 shares of Series A preferred stock for the settlement of $351,000 in loans to the Company made by Mr. Matta. The non-interest-bearing loans were made as follows: during the year ended December 31, 2019, Mr. Maatta loaned $100,000 to the Company, during the year ended December 31, 2020, Mr. Matta loaned an additional $125,000 to the Company, and paid for other amounts on behalf of the Company amounting to $126,000. The outstanding balance of the loan payable to Mr. Maatta as of December 31, 2022 and 2021, was $0, for both periods.

On March 1, 2021, 8,500 shares of Series A preferred stock were issued to Mr. Maatta in satisfaction of an aggregate of $85,546 due to Mr. Maatta under his separation agreement.

Related Party: CONtv

CONtv is a joint venture with third parties and Bristol Capital, LLC. The Company holds a limited and passive interest of 10% in CONtv. As of December 31, 2022 and 2021, the investment in CONtv and the amount due to CONtv was $0, for both periods.

Note 10. Convertible Notes Payable

Creecal Holdings LLC (Assigned from Leviston Resources LLC)

In connection with a loan in the principal amount of $500,000 received on May 18, 2022 pursuant to an oral agreement between the Company’s then-CEO and Leviston Resources LLC on September 9, 2022 the Company documented such loan with the issuance of a convertible note assigned to Creecal Holdings LLC, dated as of September 8, 2022 in the principal amount of $500,000 (the “Creecal Note”). The Creecal Note is due on March 8, 2023 and shall accrue interest at 4% per annum. The due date of the note was extended to the earlier of May 31, 2023 or the closing of the Merger. Any principal or interest which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid.

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

Pursuant to the Settlement, Alpha agreed to exchange the 600,000 Warrant Shares for a convertible promissory note in the principal amount of $900,000 due August 25, 2023 (the “Alpha Note”). Upon the occurrence and during the continuation of any event of default under the Alpha Note, interest shall accrue at a default interest rate of 22% per annum. As of December 31, 2022 Alpha had returned 600,000 shares of common stock in connection with the Settlement.

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

The Company classified the lease as an operating lease and determined that the value of the lease assets and liability on January 1, 2019, the date the Company adopted ASC 842 using the modified retrospective approach, was $252,980 using a discount rate of 12%. During the years ended December 31, 2022 and 2021, the Company made payments towards the lease liability of $0 and $83,054, respectively. As of December 31, 2022 and 2021, the ROU assets amounted to $0, for both years. As of December 31, 2022 and 2021, lease liability amounted to $0, for both years. During the years ended December 31, 2022 and 2021, the Company reflected amortization of right of use asset related to this lease of $0 and $85,035, respectively. The lease termed ended in September 2021.

Warehouse Lease Obligation

On April 18, 2020 the Company entered into a commercial lease for 3,200 square feet warehouse space at 16142 Wyandotte Street, Van Nuys, California 91405. The monthly lease payment is approximately $3,900, with an approximate 2% escalation in rent per year. The term of the lease is for five years, expiring on May 1, 2025. On April 8, 2022, the Company paid approximately $20,000 for the right to advance the termination of the lease to April 30, 2022.

The Company classified the lease as an operating lease and determined that the value of the lease assets and liability at the inception of the lease was $173,938 using a discount rate of 12%. During the years ended December 31, 2022 and 2021, the Company made payments towards the lease liability of $31,920, and $47,424, respectively. As of December 31, 2022 and 2021, the ROU assets amounted to $0 and $127,335, respectively. As of December 31, 2022 and 2021, lease liability amounted to $0 and $135,094, respectively. During the years ended December 31, 2022 and 2021, the Company reflected amortization of right of use asset related to this lease of $7,759 and $72,331, respectively.

The following table presents lease expense for the following years:

	For the Years Ended December 31,
	2022	2021
Operating lease	$32,604	$89,956

Note 12. SBA/PPP Notes Payable

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

SBA Guaranteed PPP Loan

On April 30, 2020, the Company entered into an SBA guaranteed PPP loan. The Company received aggregate proceeds of $197,600 under the loan. The loan accrues interest at a rate of 1.00%. On December 11, 2021, the SBA forgave $183,567 of loan principal. As of December 31, 2022 and 2021, the outstanding balance under the loan was $0 and $14,033, respectively.

SBA Loan

On May 31, 2020, the Company entered into a loan agreement with the SBA. The Company received aggregate proceeds of $149,900 under the loan. The loan accrues interest at a rate of 3.75%, and will mature in June 2050. As of December 31, 2022 and 2021, the outstanding balance under the loan was $149,900, for both periods.

Second Draw SBA Guaranteed PPP Loan

On February 24, 2021, the Company entered into a Second Draw SBA guaranteed PPP loan. The Company received aggregate proceeds of $197,662 under the loan. The loan accrues interest at a rate of 1.00%, and will mature in February 2026. On March 10, 2022, the SBA forgave $197,662 of loan principal. As of December 31, 2022 and 2021, the outstanding balance under the loan was $0 and $197,662, respectively.

The following table summarizes PPP/SBA loans payable:

	As of
	December 31, 2022	December 31, 2021
SBA Guaranteed PPP Loan	$—	$14,033
SBA Loan	149,900	149,900
Second Draw SBA Guaranteed PPP Loan	—	197,662
Total	$149,900	$361,595

Note 13. Contingencies and Commitments

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

Note 14. Common Stock Options

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

The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2020 Plan was 500,000. On December 1, 2021, all prior stock award plans were retired, and the 2021 Plan was adopted. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2021 Plan is 10,000,000. The shares of our common stock underlying cancelled and forfeited awards issued under the 2021 Plan may again become available for grant under the 2021 Plan. As of December 31, 2022, there were 10,000,000 shares available for grant under the 2021 Plan, and no shares were available for grant under the 2020 Plan, 2016 Plan, or 2011 Plan.

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

The following table summarizes stock option activity during the years ended December 31, 2022 and 2021:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding at December 31, 2020	789,250	$0.32
Granted	7,300,000	2.55
Exercised	(317,500)	0.29
Forfeited/Cancelled	(120,000)	0.30
Outstanding at December 31, 2021	7,651,750	$2.45
Granted	—	—
Exercised	(217,500)	0.42
Forfeited/Cancelled	(7,175,000)	2.59
Outstanding at December 31, 2022	259,250	$0.25

Exercisable at December 31, 2020	451,448	$0.32
Exercisable at December 31, 2021	4,151,750	$2.28
Exercisable at December 31, 2022	259,250	$0.25

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes option pricing model of the stock options granted during the years ended December 31, 2022 and 2021:

Assumptions
Expected dividend yield	0%
Risk-free interest rate	0.12 - 0.82%
Expected life (in years)	2.5 – 3.0
Expected volatility	297 - 545%

The weighted average remaining contractual life of all options outstanding, vested and exercisable as of December 31, 2022 was 2.1 years. Furthermore, the aggregate intrinsic value of options outstanding as of December 31, 2022 and 2021, was $0 and $3,641,063, respectively, and in each case based on the fair value of the Company’s common stock on December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, the Company issued 185,216 net shares of common stock upon the cashless exercise of options underlying 217,500 shares of common stock, and option holders cancelled options to purchase 7,175,000 shares of common stock.

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

On December 1, 2021, the Company granted certain of its Directors and employees options to purchase a total of 7,000,000 shares of the Company’s common stock with an exercise price of $2.65 per share, a term of 5 years, and a shall vest upon a VWAP of the Company’s common stock reaching the following targets: at such time as there is a VWAP equal to $2.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% of each Executive’s Options shall vest; at such time as there is a VWAP equal to $3.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% of each Executive’s Options shall vest; at such time as there is a VWAP equal to $3.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% of each Executive’s Options shall vest; and at such time as there is a VWAP equal to $4.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% of each Executive’s Options shall vest.

Additional information regarding stock options outstanding and exercisable as of December 31, 2022 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.25	259,250	2.1	259,250

Note 15. Common Stock Warrants

During the year ended December 31, 2022, the Company granted warrants to purchase a total of 900,000 shares of the Company’s common stock to a consultant. In addition, the Company granted fully vested warrants to purchase 600,000 shares of the Company’s common stock to shareholder as replacement for warrants. Using the Black-Scholes model the warrants to purchase 600,000 shares of the Company’s common stock had a grant date fair value of $1,608,000 which was expensed on the grant date. The total fair value of options that vested during the year ended December 31, 2022, was $2,080,501 and is included in stock based compensation expense in the accompanying statement of operations. As of December 31, 2022, the amount of unvested compensation related to the unvested options was $0.

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

During the three months ended December 31, 2022, warrants to purchase 1,120,000 shares of the Company’s common stock were cancelled by the warrant holders.

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

The following table summarizes common stock warrant activity during the years ended December 31, 2022 and 2021:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	10,300,000	$0.26
Results of anti-dilution provisions (1)	4,285,714		(1)
Granted	8,525,212	1.91
Exercised	—	—
Forfeited/Cancelled	(650,000)	1.81
Outstanding at December 31, 2021	22,460,926	$0.82
Results of anti-dilution provisions	—	—
Granted	1,500,000	1.48
Exercised	(766,660)	1.28
Forfeited/Cancelled	(1,210,000)	1.50
Outstanding at December 31, 2022	21,984,266	$0.37	(2)

Exercisable at December 31, 2020	10,300,000	$0.26
Exercisable at December 31, 2021	22,460,926	$0.80
Exercisable at December 31, 2022	21,984,266	$0.37	(2)

(1)	On October 31, 2021, as a result of the anti-dilution provisions, the effect of reducing the conversion price of the secured convertible debenture to $0.175 increased the common stock issuable upon the exercise of the series A common stock purchase warrants held cumulatively by related parties Bristol Investment Fund and Barlock Capital Management, LLC, from 10,000,000 to 14,285,714, and decreased the exercise price to $0.175.

(2)	On March 29, 2022, the Company offered 16 warrant holders replacement warrants with an exercise price of $1.50 per common share, in exchange for any warrants exercised at this time at the exercise price of $1.50 per common share. The issuance of replacement warrants has the effect of resetting the conversion price of all outstanding shares of Series C preferred stock to $1.50 per common share and resetting the exercise price of all outstanding warrants to $1.50 per common share in instances where those conversion and exercise prices are above $1.50. Additionally, in late-August and early-September 2022, the Company and holders of Series B and Series C preferred stock entered into the Support Agreements. Pursuant to the Support Agreements, the holders of Series B and Series C preferred stock agreed to use its reasonable best efforts to cooperate with the Company in connection with the Merger. The Support Agreements amend the exercise price of all outstanding warrants held by Series B and Series C Preferred Stockholders to $0.50 per common share.

The following table presents the assumptions used to estimate the fair values based upon a Black-Scholes calculation for the common stock warrants granted during the year ended December 31, 2021 and 2022:

Assumptions
Expected dividend yield	0%
Risk-free interest rate	0.32 – 2.09%
Expected life (in years)	2 -3
Expected volatility	291 -297%

The weighted average remaining contractual life of all common stock warrants outstanding as of December 31, 2022 was 2.56 years. Furthermore, the aggregate intrinsic value of common stock warrants outstanding as of December 31, 2022 was $0, based on the fair value of the Company’s common stock on December 31, 2022.

Additional information regarding common stock warrants outstanding and exercisable as of December 31, 2022 is as follows:

Warrant		Remaining
Exercise	Warrants	Contractual	Warrants
Price	Outstanding	Life (in years)	Exercisable
$0.175	14,285,714	1.9	14,285,714
0.50	6,318,552	3.9	6,318,552
1.00	300,000	1.2	300,000
1.50	400,000	4.0	400,000
1.53	180,000	1.7	180,000
2.50	250,000	4.0	250,000
2.75	250,000	4.0	250,000
Total	21,948,266		21,948,266

Note 16. Series B Preferred Stock Warrants

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

The Series B preferred stock issuable upon exercise of the Series B preferred stock warrants are automatically convertible into shares of common stock at the Series B conversion price. Each share of our Series B preferred stock is convertible into a number of shares of our common stock determined by dividing the aggregate stated value for the Series B preferred stock being converted ($1,080 per share, as amended, subject to adjustment as set forth in the currently effective Series B Certificate of Designation) by the then-applicable conversion price (initially $1.50 per share), subject to adjustment as set forth in the currently effective Series B Certificate of Designation. As of December 31, 2022, in connection with the issuance of Series B preferred stock, there were outstanding warrants to acquire 10,000 shares of Series B preferred stock at an exercise price of $1,000, resulting in Series B preferred stock with a stated value of $10,800,000, and convertible into 21,600,000 shares of common stock, using a conversion price of $0.50.

The following table summarizes Series B preferred stock warrant activity during the year ended December 31, 2022:

	Series B Preferred Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	—	$—
Granted	10,000	1,000
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at December 31, 2022	10,000	$1,000

Exercisable at December 31, 2022	10,000	$1,000

The weighted average remaining contractual life of all Series B preferred stock warrants outstanding as of December 31, 2022 was 0.7 years.

Note 17. Common Stock

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

On January 25, 2022, the Company granted an officer 30,000 shares of common stock as compensation under his employment agreement for services provided through December 31, 2021. On December 31, 2022 the shares were rescinded and returned to the Company.

On May 31, 2022, the Company issued 169,205 shares of common stock to Highwire under the terms of the Binding Memorandum of Understanding for a Proposed Transaction.

On August 24, 2022, the Company entered into the Settlement with Alpha. The Settlement relates to a dispute with the Company’s then-CEO in connection with Alpha’s partial exercise on March 20, 2022 of the Warrant Shares. Pursuant to the Settlement, Alpha agreed to exchange the Warrant Shares for the Alpha Note. As of December 31, 2022 Alpha had returned 600,000 shares of common stock in connection with the Settlement.

Note 18. Preferred Stock

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

On December 31, 2022, we issued: 3,792 shares of our Series A preferred stock to Paul L. Kessler, our Executive Chairman, for settlement of $37,920 of compensation payable to Mr. Kessler under his employment agreement from October 1, 2022 through December 31, 2022; 5,000 shares of our Series A preferred stock to John D. Maatta, our Chief Executive Officer, for settlement of $50,000 of compensation payable to Mr. Maatta under his employment agreement from October 1, 2022 through December 31, 2022; 4,110 shares of our Series A preferred stock to Scott Sheikh, our Chief Operating Officer and General Counsel, for settlement of $41,110 of compensation payable to Mr. Sheikh under his employment agreement from October 1, 2022 through December 31, 2022, and 685 shares of our Series A preferred stock to Alan Urban, our former Chief Financial Officer, for settlement of $6,850 of compensation payable to Mr. Urban under his employment agreement from October 1, 2022 through December 31, 2022.

During the year ended December 31, 2022 and 2021, 23,423 and 8,750 shares of Series A preferred stock were converted into 1,338,456 and 500,000 shares of common stock, respectively.

As of December 31, 2022, there were 256,117 shares of Series A preferred stock outstanding resulting in Series A preferred stock with a stated value of $2,567,170 and convertible into 14,635,257 shares of common stock, using a conversion price of $0.175.

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

During the years ended December 31, 2022 and 2021, 2,472 and 1,280 shares of Series B preferred stock had been converted into 1,962,448 and 948,646 shares of common stock, respectively.

As of December 31, 2022, there were 1,439 shares of Series B preferred stock outstanding resulting in Series B preferred stock with a stated value of $1,554,120, and convertible into 3,108,240 shares of common stock, using a conversion price of $0.50.

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

On March 29, 2022, the Company offered 16 warrant holders replacement warrants with an exercise price of $1.50 per common share, in exchange for any warrants exercised at this time at the exercise price of $ 1.50 per common share. The issuance of replacement warrants has the effect of resetting the conversion price of all outstanding shares of Series C preferred stock to $1.50 per common share and resetting the exercise price of all outstanding warrants to $1.50 per common share in instances where those conversion and exercise prices are above $1.50.

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

As of December 31, 2022, there were 7,630 shares of Series C preferred stock outstanding resulting in Series C preferred stock with a stated value of $8,476,930, and convertible into 16,953,860 shares of common stock, using a conversion price of $0.50.

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

Note 19. Discontinued Operations

On August 6, 2021, the Company entered into the Informa Agreement with Informa. Pursuant to the Informa Agreement, Creek Road Miners Corp. (fka Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recorded a gain from sale of discontinued operations of this amount.

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

CONtv is a joint venture with third parties and Bristol Capital, LLC. The Company holds a limited and passive interest of 10% in CONtv. As of December 31, 2022 and 2021, the investment in CONtv was $0, for both periods. As of December 31, 2022 and 2021, the amount due to CONtv was $0, respectively, and classified as a discontinued operation.

Prior to cryptocurrency mining operations that began in October 2021, the Company produced live and virtual pop culture conventions and events, and sold a gelatin machine and related consumables that were discontinued in 2021 In addition, the Company operated an eCommerce site selling pop culture memorabilia that was discontinued on June 30, 2022 (collectively known as “legacy operations”).

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the years ending December 31, 2022 and 2021, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the years ending December 31, 2022 and 2021, are classified as discontinued operations.

The assets and liabilities related to discontinued operations consists of the following:

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Prepaid expenses	$—	$—
Inventory	—	—
Total current assets	—	—

Other assets:
Property and equipment, net	—	—
Intangible assets, net	—	—
Total assets	$—	$—

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$485,712	$472,029
Deferred revenue	—	—
Due to CONtv	—	—
Total liabilities	$485,712	$472,029

In addition, revenue and expenses from discontinued operations were as follows:

	Years Ended
	December 31,
	2022	2021
Revenue	$43,580	$829,767

Operating costs and expenses:
Cost of revenue	59,037	776,719
General and administrative	—	842,097
Total operating expenses	59,037	1,618,816
Loss from operations	(15,457)	(789,049)

Other income (expense):
Other income	(2,281)	867,288
Interest income	—	—
Loss on disposal of fixed assets	—	1,853,169
Total other income (expense)	(2,281)	2,720,457

Income (loss) from discontinued operations	$(17,738)	$1,931,108

Note 20. Subsequent Events

Decrease in Market Price of Bitcoin, and Increase in Cost of Natural Gas

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020. As of December 31, 2022 the market price of Bitcoin was $16,547, which reflects a decrease of approximately 60% since the beginning of 2022, and of approximately 75% from its all-time high of approximately $67,000. In addition, the cost of natural gas that we use to produce electricity to power our miners has increased substantially. The cost of natural gas in the United States during 2022 has increased by as much as approximately 260% since the beginning of 2022. These price movements result in decreased cryptocurrency mining revenue and increased cryptocurrency mining costs, both of which have a material adverse effect on our business and financial results.

On March 2, 2023, we entered into a Master Services Agreement and Order Form (the “Master Services Agreement”) with Atlas Power Hosting, LLC (“Atlas”). Atlas will provide us with cryptocurrency mining services for our miners at its facility in North Dakota. The Master Services Agreement has a term of two years unless otherwise terminated pursuant to its terms. Under the Master Services Agreement, we will pay Atlas a monthly hosting service fee for the quantity of electricity consumed by our miners, with an initial price per kilowatt-hour of $0.08. In lieu of a deposit or prepayment, all cryptocurrency mined by our miners will be transferred to wallets in the control of Atlas. Atlas will then deduct the hosting service fee from the monthly total mined currency produced by our miners and remit the net mined currency to us.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control - Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B. Other Information

On March 30, 2023, the Company and the holder of the Company’s convertible promissory note in the principal amount of $500,000 entered into an amendment pursuant to which the maturity date of the note was extended to the earlier of May 31, 2023, or the closing of the Merger.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, position, and date of appointment of each of our directors and executive officers as of March 31, 2023:

Name	Age	Position	Date of Appointment
Paul L. Kessler	62	Executive Chairman	March 17, 2013 (1)
John D. Maatta	71	Director and Chief Executive Officer	May 25, 2011 (2)
Scott Sheikh	41	Chief Operating Officer and General Counsel	December 23, 2021
Michael Breen (3)	60	Director	March 29, 2017

(1)	Mr. Kessler served as Executive Chairman of the Company from December 29, 2016, through November 24, 2020, when Mr. Kessler resigned his position, but continued to serve as member of the Board of Directors. On December 1, 2021, Mr. Kessler was again appointed Executive Chairman of the Company.
(2)	Mr. Maatta has served as a member of the Board since May 25, 2011, serving as Chairman of the Board from February 5, 2016 through April 22, 2016. In addition, Mr. Maatta served as the Company’s President and Chief Executive Officer from May 3, 2016 through November 24, 2020, as co-Chief Executive Officer from May 12, 2022 through July 8, 2022, and again as Chief Executive Officer beginning on July 9, 2022.
(3)	Chairman of Audit Committee and Compensation Committee

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

John D. Maatta – Director and Chief Executive Officer

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

Corporate Governance

Director Independence

Our board of directors consists of three persons, one of whom, Mr. Breen, is “independent” as defined under the applicable NASDAQ rules. Mr. Kessler is a significant shareholder of the Company, and Mr. Maatta is an executive officer of the Company, neither is independent.

Audit Committee

The Audit Committee was created on March 17, 2013. Currently, the Audit Committee is comprised of Mr. Breen who is the Chairman and an independent Director. The Audit Committee’s functions include: selecting our independent registered public accountants; reviewing the results and scope of the audit and other services provided by our independent registered public accountants; reviewing our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommending, establishing and monitoring the Company’s disclosure controls and procedures. The Company does not have an audit committee financial expert serving on its audit committee in light of its size and the need to control administrative costs.

Compensation Committee

The Compensation Committee was created on March 17, 2013. Currently, the Compensation Committee is comprised of Mr. Breen who is the Chairman and an independent Director. The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board the terms and conditions of all employee and consultant compensation and benefit plans.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. Our review of copies of the Section 16(a) reports filed to report transactions occurring during the fiscal year ended December 31, 2022 indicates that all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with except as follows: Mr. Maatta did not file a Form 4 for the purpose of reporting one transaction.

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

Compensation of Executive Officers for Fiscal Years Ended December 31, 2022 and 2021

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)		All other Compensation ($)		Total ($)
Paul L. Kessler, Executive Chairman	2022	48,342	166,320	(8)	14,355		229,017
	2021	48,219	6,700,480	(1)(2)	12,015		6,760,714
John D. Maatta, President and Chief	2022	—	133,330	(9)	—		133,330
Executive Officer, and Director	2021	—	85,564	(5)	60,000	(6)	145,564
Scott Sheikh, Chief Operating Officer and	2022	84,142	152,580	(10)	3,008		239,730
General Counsel	2021	99,362	2,231,250	(7)	536		2,331,148
Scott D. Kaufman, Former President and Chief	2022	22,104	69,720	(11)	811		92,635
Executive Officer, and Director	2021	19,518	6,964,563	(1)(3)	200,111	(4)	7,184,192
Alan L. Urban, Former Chief Financial Officer	2022	196,610	6,850	(12)	49,495		252,955
	2021	—	2,231,250	(7)	—		2,331,250
Heidi Bowman, Former Chief Financial	2022	—	—		—		—
Officer	2021	140,192	—		116		140,308

(1)	Represents the grant date fair value of options granted on December 1, 2021, to purchase 2,625,000 shares of the Company’s common stock with an exercise price of $2.65 per share, a term of 5 years, and a shall vest upon a volume weighted average price (“VWAP”) of the Company’s common stock reaching the following targets: at such time as there is a VWAP equal to $2.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest; at such time as there is a VWAP equal to $3.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest; at such time as there is a VWAP equal to $3.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest; and at such time as there is a VWAP equal to $4.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest. These options were cancelled by the option holder during the year ended December 31, 2022.

(2)	Represents 673 shares of Series A preferred stock for settlement of $6,730 of compensation payable to Mr. Kessler under his employment agreement from December 23, 2021 through December 31, 2021.

(3)	Represents 27,048 shares of Series A preferred stock for settlement of $270,812 of compensation payable to Mr. Kaufman under his employment agreement from November 24, 2020 through December 31, 2021, and the grant date fair value of 37,500 options granted on August 3, 2020, to purchase the Company’s common stock with an exercise price of $0.25 per share, as amended, and a term of 5 years.

(4)	Represents a one-time non-accountable expense reimbursement of $200,000 in consideration for significant efforts and diligence in negotiating and structuring investment transactions paid on September 7, 2021.

(5)	Represents 50,767 shares of Series A preferred stock issued for the settlement of $507,672 in outstanding compensation.

(6)	Consulting fees.

(7)	Represents the grant date fair value of options granted on December 1, 2021, to purchase 875,000 shares of the Company’s common stock with an exercise price of $2.65 per share, a term of 5 years, and a shall vest upon a volume weighted average price (“VWAP”) of the Company’s common stock reaching the following targets: at such time as there is a VWAP equal to $2.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest; at such time as there is a VWAP equal to $3.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest; at such time as there is a VWAP equal to $3.50 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest; and at such time as there is a VWAP equal to $4.00 of the Company’s common stock when computed over 30 consecutive trading days, 25% shall vest. These options were cancelled by the option holder during the year ended December 31, 2022.

(8)	Represents 16,632 shares of Series A preferred stock for settlement of $166,320 of compensation payable to Mr. Kessler under his employment agreement for the year ended December 31, 2022.

(9)	Represents 13,333 shares of Series A preferred stock for settlement of $133,330 of compensation payable to Mr. Maatta under his employment agreement for the year ended December 31, 2022.

(10)	Represents 15,258 shares of Series A preferred stock for settlement of $152,580 of compensation payable to Mr. Sheikh under his employment agreement for the year ended December 31, 2022.

(11)	Represents 6,972 shares of Series A preferred stock for settlement of $69,720 of compensation payable to Mr. Kaufman under his employment agreement for the year ended December 31, 2022.

(12)	Represents 685 shares of Series A preferred stock for settlement of $6,850 of compensation payable to Mr. Urban under his employment agreement for the year ended December 31, 2022.

Outstanding Equity at Fiscal Year Ended December 31, 2022

The following table sets forth information regarding stock options, warrants and other stock awards for each named executive officer as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2022

	Number of	Number of
	securities	Securities
	underlying	Underlying	Option/	Option/
	unexercised	Unexercised	Warrant	Warrant
	options/warrants	options/warrants	exercise	expiration
Name	exercisable (#)	unexercisable (#)	price ($)	date
Paul L. Kessler	15,000	15,000	$0.25	1/22/2024
John D. Maatta	100,000	100,000	$0.25	8/3/2025
John D. Maatta	20,000	20,000	$0.25	1/22/2024

Compensation of Directors

The following table sets forth compensation awarded or paid to our directors for the last two fiscal years for the services rendered by them to the Company in all capacities.

Director Compensation for the Fiscal Years Ended December 31, 2022 and 2021

		Fees
		earned
		or paid	Stock		Officer
	Fiscal	in cash (7)	Awards		Compensation		Total
Name	Year	($)	($)		($)		($)
Paul L. Kessler (8)	2022	—	—		229,017	(1)	229,017
	2021	—	—		6,760,714	(1)	6,760,714
John D. Maatta (2)	2022	—	—		133,330	(1)	133,330
	2021	—	30,096	(3)	145,564	(1)	175,660
Michael Breen (4)	2022	—	—		—		—
	2021	—	30,096	(3)	—		30,096
Scott D. Kaufman (5)	2022	—	—		92,635	(1)	92,635
(former Director)	2021	—	—		7,184,192	(1)	7,184,192
Richard G. Boyce	2022	—	—		—		—
(former Director)	2021	—	546,924	(6)	—		546,924
Greg Suess	2022	—	—		—		—
(former Director)	2021	—	30,096	(3)	—		30,096

(1)	For details see Item 11. Executive Compensation.

(2)	Outstanding equity awards as of December 31, 2022 consists of options to purchase 120,000 shares of common stock at an exercise price of $0.25 per share.

(3)	Represents the grant date fair value of warrants granted on October 12, 2021, to purchase 20,000 shares of the Company’s common stock with an exercise price of $1.50 per share, and a term of 5 years.

(4)	Outstanding equity awards as of December 31, 2022, consists of options to purchase 67,500 shares of common stock at an exercise price of $0.25 per share.

(5)	Outstanding equity awards as of December 31, 2022, consists of options to purchase 37,500 shares of common stock at an exercise price of $0.25 per share.

(6)	Represents the grant date fair value of warrants granted on October 12, 2021, to purchase 400,000 shares of the Company’s common stock with an exercise price of $1.50 per share, a term of 5 years, and vesting as follows: 20% upon execution of the Services Agreement; 20% on January 20, 2022; 20% on April 20, 2022; 20% on July 20, 2022; and 20% on October 20, 2022.

(7)	Non-employee Directors are compensated for their participation in meetings of the Board of Directors and its committees, in the amount of (i) $1,000 for in person meeting, and $250 - $500 per telephonic meeting, depending on the length of the telephonic meeting, and (ii) are provided a monthly retainer of $750 per month. During the years ended December 2021 and 2020, no cash compensation was paid to non-employee Directors; rather such compensation remained accrued and unpaid. The Company may issue stock to non-employee Directors in place and stead of cash compensation with regard to the amounts that have been accrued, and on a going-forward basis.

(8)	Outstanding equity awards as of December 31, 2022, consists of options to purchase 15,000 shares of common stock at an exercise price of $0.25 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 31, 2023, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 31, 2023. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. The address of each director and officer is c/o Creek Road Miners, Inc., 35 E Horizon Ridge Pkwy, Suite 110-502, Henderson, Nevada 89002. Applicable percentage ownership in the following table is based on 12,246,036 shares of common stock outstanding as of March 31, 2023 plus, for each person, any securities that person has the right to acquire within 60 days of March 31, 2023.

	Shares
	Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	of Shares
Greater than 5% Shareholder:
Bristol Investment Fund, Ltd. (1) 555 Marin Street, Suite 140 Thousand Oaks, CA 91360	33,750,725	77.9%
Barlock 2019 Fund LP (2) 2700 Homestead Road Park City, UT 84098	19,500,757	61.4%
Leviston Resources, LLC (3) 708 Third Avenue, Suite 600 New York, NY 10017	25,237,808	68.3%
Directors and Executive Officers:
Paul L. Kessler (1)	34,130,821	81.4%
John D. Maatta (4)	6,334,343	32.4%
Scott Sheikh (5)	721,866	5.6%
Michael Breen (6)	77,500	0.6%
All Directors and Executive Officers as a group (4 persons)	40,884,454	92.4%

(1)	Paul L. Kessler exercises voting and investment power over the shares held by Bristol Investment Fund, Ltd., Bristol Capital, LLC, Bristol Capital Advisors Profit Sharing Plan, as well as the shares owned my Mr. Kessler himself. Includes 2,589,986 shares of common stock as indicated on the most recent 13D filing, and 14,267,714 shares of common stock issuable upon the conversion of the $2,496,850 secured convertible debenture held by Bristol Investment Fund, Ltd., at a conversion price to $0.175; warrants held by Bristol Investment Fund, Ltd. to acquire 10,000,000 shares of Common Stock at an exercise price of $0.175 per share; 24,450 shares of common stock held by Bristol Capital, LLC; 3,935 shares of common stock held by Mr. Kessler’s IRA; 39,350 shares of common stock held by Bristol Capital Advisors Profit Sharing Plan; options held by Mr. Kessler to acquire 15,000 shares of Common Stock at an exercise price of $0.25 per share; and 6,810,290 shares of common stock issuable upon the conversion of 119,180 shares of Series A preferred stock held by Mr. Kessler, convertible by dividing the stated value per share, currently $10 per share, by the Series A Conversion Price, currently $0.175.

(2)	Scott D. Kaufman exercises voting and investment power over the shares held by Barlock 2019 Fund LP, and Barlock Capital Management, LLC, as well as the shares owned my Mr. Kaufman himself. Includes 14,267,714 shares of common stock issuable upon the conversion of the $2,496,850 secured convertible debenture held by Barlock 2019 Fund LP, at a conversion price to $0.175; warrants held by Barlock Capital Management, LLC to acquire 4,285,517 shares of Common Stock at an exercise price of $0.175 per share; options held by Mr. Kaufman to acquire 37,500 shares of Common Stock at an exercise price of $0.25 per share; and 909,829 shares of common stock issuable upon the conversion of 15,922 shares of Series A preferred stock held by Mr. Kaufman, convertible by dividing the stated value per share, currently $10 per share, by the Series A Conversion Price, currently $0.175.

(3)	Includes 530,00 shares of common stock as indicated on the most recent 13G filing, and 3,107,808 shares of common stock issuable upon the conversion of Series B preferred stock, convertible by dividing the stated value per share, currently $1080 per share, by the Series B Conversion Price, currently $0.50; and warrants to acquire 10,000 shares of Series B preferred stock at an exercise price of $1,000 per share, resulting in 21,600,000 shares of common stock issuable upon the conversion of 1,000 shares of Series B preferred stock, convertible by dividing the stated value per share, currently $1,080, by the Series B Conversion Price, currently $0.50.

(4)	Includes 60,000 shares of common stock; 6,154,343 shares of common stock issuable upon the conversion of 107,107 shares of Series A preferred stock, convertible by dividing the stated value per share, currently $10 per share, by the Series A Conversion Price, currently $0.175; and options to acquire 120,000 shares of common stock at an exercise price of $0.25 per share.

(5)	Includes 721,866 shares of common stock issuable upon the conversion of 12,633 shares of Series A preferred stock, convertible by dividing the stated value per share, currently $10 per share, by the Series A Conversion Price, currently $0.175

(6)	Includes 10,000 shares of common stock, and options to acquire 67,500 shares of common stock at an exercise price of $0.25 per share.

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

The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2020 Plan was 500,000. On December 1, 2021, all prior stock award plans were retired, and the 2021 Plan was adopted. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2021 Plan is 10,000,000. The shares of our common stock underlying cancelled and forfeited awards issued under the 2021 Plan may again become available for grant under the 2021 Plan. As of December 31, 2022, there were 10,000,000 shares available for grant under the 2021 Plan, and no shares were available for grant under the 2020 Plan, 2016 Plan, or 2011 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
2021 Incentive Stock Award Plan	0	$ N/A	10,000,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Note 8. Related Party Transactions, to the consolidated financial statements.

Director Independence

Our board of directors currently consists of three members: Messrs. Kessler (Executive Chairman), Maatta, and Breen. Our board of directors has determined that Mr. Breen is an independent director as that term is defined in the applicable NASDAQ rules as well as the SEC rules governing the independence of audit committee members. Mr. Breen is a member of the Audit Committee and Compensation Committee of our board of directors. The common stock of the Company is currently quoted on the OTCQB, which currently does not have director independence requirements.

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

Item 14. Principal Accounting Fees and Services

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Maughan Sullivan LLC, our independent registered public accountants in the fiscal years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021
Audit Fees	$37,756	$37,732
Audit-Related Fees	—	—
Tax Fees	8,500	8,000
All Other Fees	—	—
Total	$45,732	$45,732

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

The audit committee of our board of directors has considered whether the provision of the services described above for the fiscal years ended December 31, 2022 and 2021, is compatible with maintaining the auditor’s independence.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements of Creek Road Miners, Inc. and its subsidiaries and the independent registered public accounting firm’s report dated March 31, 2023, are incorporated by reference to Item 8 of this report.

(a)(2) and (c) Financial Statement Schedules

Not required.

(a)(3) and (b) Exhibits

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated October 24, 2022, by and among Creek Road Miners, Inc., Creek Road Merger Sub, LLC and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
3.1	Amended and Restated Certificate of Incorporation of Wizard Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).
3.2	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2020).
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2021).
3.5	Certificate of Designation and Restatement of Rights, Preferences and Restrictions of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 30, 2022.)
3.6	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, dated July 16, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2021).
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock, dated December 1, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021).
3.8	First Amendment to the Bylaws of Wizard World, Inc. (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 21, 2016).
4.1*	Description of Company’s securities.
10.1	Form of Securities Purchase Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2019).
10.2	Form of 12% Senior Secured Convertible Debenture (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 23, 2019).
10.3	Form of Warrant (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 23, 2019).
10.4	Form of Security Agreement (as filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 23, 2019).
10.5+	Employment Agreement dated as of March 1, 2021 but effective as of November 24, 2020, by and between Wizard Brands, Inc. and Scott D. Kaufman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 3, 2021).

10.6+	Employment Agreement dated as of March 1, 2021 but effective as of November 24, 2020, by and between Wizard Brands, Inc. and Heidi C. Bowman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 3, 2021).
10.7+	Separation Agreement entered into as of February 20, 2021 between Wizard Brands, Inc. and John D. Maatta (incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 3, 2021).
10.8	Securities Purchase Agreement dated March 26, 2021, between Wizard Brands, Inc. and Leviston Resources LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 2, 2021).
10.9	Amendment No.1 to Securities Purchase Agreement, dated as of July 16, 2021, between Creek Road Miners, Inc. and Leviston Resources, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021).
10.10	Registration Rights Agreement dated March 26, 2021, between Wizard Brands, Inc. and Leviston Resources LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 2, 2021).
10.11	Amendment No. 1 to Registration Rights Agreement, dated July 16, 2021, between Creek Road Miners, Inc. and Leviston Resources, LLC (as filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021).
10.12	Series B Preferred Stock Purchase Warrant (Series 1) issued to Leviston Resources LLC (as filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 2, 2021).
10.13	Amendment No. 1 to Series B Preferred Stock Purchase Warrant (Series 1) issued to Leviston Resources LLC, dated July 16, 2021 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021).
10.14	Series B Preferred Stock Purchase Warrant (Series 2) issued to Leviston Resources LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 2, 2021).
10.15	Amendment No. 1 to Series B Preferred Stock Purchase Warrant (Series 2) issued to Leviston Resources LLC, dated July 16, 2021(incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2021).
10.16	Asset Purchase Agreement dated August 6, 2021, between Kick the Can Corp. and Informa Pop Culture Events, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 10, 2021).
10.17	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 31, 2021).
10.18	Form of Common Stock Purchase Warrant (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 31, 2021).
10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 10, 2021).
10.20	Form of Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 10, 2021).
10.21	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 10, 2021).
10.22+	Employment Agreement dated as of December 23, 2021, by and between Creek Road Miners, Inc. and Paul L. Kessler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2021).
10.23+	Amended and Restated Employment Agreement of Scott D. Kaufman dated as of December 23, 2021, by and between Creek Road Miners, Inc. and Paul L. Kessler (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 23, 2021).
10.24+	Employment Agreement dated as of December 23, 2021, by and between Creek Road Miners, Inc. and Scott A. Sheikh (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 23, 2021).
10.25+	Employment Agreement dated as of December 23, 2021, by and between Creek Road Miners, Inc. and Alan Urban (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 23, 2021).
10.26+	Employment Agreement between Creek Road Miners, Inc. and John D. Maatta, entered into as of May 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022).
10.27+	Amendment to Employment Agreement between Creek Road Miners, Inc. and John D. Maatta, dated July 7, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022).
10.28+	Second Amendment to Amended and Restated Employment Agreement between Creek Road Miners, Inc. and Paul L. Kessler, dated July 7, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022).
10.29+	Second Amendment to Amended and Restated Employment Agreement between Creek Road Miners, Inc. and Scott Kaufman, dated July 8, 2022 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022).
10.30+	Amendment to Employment Agreement between Creek Road Miners, Inc. and Scott A. Sheikh, dated July 7, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022).

10.31+	Amendment to Employment Agreement between Creek Road Miners, Inc. and Alan Urban, dated July 28, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022).
10.32	Contract with CDMG, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021).
10.33	Contract with CDMG, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021)
10.34	Contract with Retro Wall Street Consulting, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021).
10.35	Non-Fixed Price Sales and Purchase Agreement dated December 17, 2021 between Creek Road Miners, Inc. and Bitmain Technologies Limited (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed on March 11, 2022).
10.36	Gas Supply Agreement dated as of October 22, 2021 between Creek Road Miners, Inc. and American Natural Energy Corporation (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed on March 11, 2022).
10.37	Terms and Conditions of Braiins Mining Limited (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed on March 11, 2022).
10.38	Binding Memorandum of Understanding between Creek Road Miners, Inc. and Highway Energy Partners, Inc. dated as of May 28, 2022.
10.39	Agreement between Creek Road Miners, Inc. and Alpha Capital Anstalt made as of August 24, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2022).
10.40	Convertible Promissory Note dated August 31, 2022 issued by Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2022).
10.41	Convertible Promissory Note issued September 9, 2022. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 15, 2022).
10.42	Purchase and Sale Agreement, dated October 24, 2022, by and between Exok, Inc. and Prairie Operating Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
10.43	Form of Stockholders Agreement, by and among Creek Road Miners, Inc., Bristol Capital Advisors, LLC, Paul Kessler, Edward Kovalik and Gary Hanna (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
10.44	Form of Lock-Up Agreement, by and between Creek Road Miners, Inc., and certain directors and officers of Creek Road Miners, Inc., Edward Kovalik and Gary Hanna (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
10.45	Form of Support Agreement, by and between Creek Road Miners, Inc. and certain stockholders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2022).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2017).
23.1*	Consent of MaughanSullivan LLC.
24.1	Power of Attorney (included on signature pages).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))*
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

CREEK ROAD MINERS, INC.

	By:	/s/ John D. Maatta

John D. Maatta
Date: March 31, 2023		President and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ John D. Maatta
John D. Maatta	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer), President and Director	March 31, 2023

/s/ Paul L. Kessler
Pail Kessler	Executive Chairman	March 31, 2023

/s/ Michael Breen
Michael Breen	Director	March 31, 2023

