Form 10-Q
period 2023-03-31
Prairie Operating Co.
filed 2023-05-15
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-33383

Prairie Operating Co.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8636 N. Classen Boulevard Oklahoma City, OK	73114
(Address of principal executive offices)	(Zip Code)

(713) 424-4247

(Registrant’s telephone number, including area code)

Creek Road Miners, Inc.

35 E. Horizon Ridge Pkwy, Ste 110-502

Henderson, NV 89002

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 9, 2023
Common Stock, $0.0001 par value	167,828,942

EXPLANATORY NOTE

On May 3, 2023, Prairie Operating Co. (the “Company,” “Prairie,” “we,” “us” or “our”) completed the previously announced merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated May 3, 2023 (the “Merger Agreement”), by and among the Company, Creek Road Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Prairie (the “Closing”), pursuant to which, among other things, Merger Sub merged with and into Prairie, with Prairie surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.”

Although this Quarterly Report on Form 10-Q is filed after the completion of the Merger, unless otherwise specifically noted herein, information set forth herein only relates to the period as of and for the quarter ended March 31, 2023 and the year ended December 31, 2022 and therefore does not include the information of Prairie for those periods. Accordingly, unless otherwise specifically noted herein, references herein to Prairie Operating Co., the Company, we, us or our refer only to the Company and its subsidiaries prior to the Merger and does not include Prairie.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,020	$246,358
Receivable from sale of investment	—	90,000
Prepaid expenses	26,799	40,702
Deposits on mining equipment	4,721,280	4,673,680
Total current assets	4,775,099	5,050,740

Other assets:
Property and equipment, net of accumulated depreciation of $811,792 and $747,216, respectively	1,567,431	1,632,007
Deposits and other assets	110,350	110,350
Total assets	$6,452,880	$6,793,097

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,565,924	$3,232,855
Accrued interest and expenses – related parties	3,259,997	3,055,989
Convertible notes payable	1,400,000	1,400,000
Secured convertible debenture(s) – related party(ies)	4,993,700	4,993,700
Current liabilities associated with discontinued operations	485,712	485,712
Total current liabilities	13,705,333	13,168,256

Non-current liabilities:
SBA/PPP loans payable	149,900	149,900
Total non-current liabilities	149,900	149,900
Total liabilities	13,855,233	13,318,156

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; 5,000,000 shares authorized:
Series A convertible preferred stock; $0.0001 par value; 500,000 shares authorized; 273,129 and 256,117 shares issued and outstanding, respectively	27	25
Series B convertible preferred stock; $0.0001 par value; 20,000 shares authorized; 1,458 and 1,439 shares issued and outstanding, respectively	—	—
Series C convertible preferred stock; $0.0001 par value; 15,000 shares authorized; 7,630 and 7,630 shares issued and outstanding, respectively	1	1
Common stock; $0.0001 par value; 100,000,000 shares authorized; 12,246,036 and 12,246,036 shares issued and outstanding, respectively	1,224	1,224
Additional paid-in capital	54,296,425	54,202,355
Accumulated deficit	(61,700,030)	(60,728,664)
Total stockholders’ deficit	(7,402,353)	(6,525,059)
Total liabilities and stockholders’ deficit	$6,452,880	$6,793,097

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Cryptocurrency mining	$—	$343,055
eCommerce	—	42,059
Total revenue	—	385,114

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	6,305	386,342
eCommerce costs	—	17,478
Depreciation and amortization	64,576	164,520
Stock based compensation	170,120	1,923,105
General and administrative	576,289	932,861
Impairment of mined cryptocurrency	—	106,105
Total operating expenses	817,290	3,530,411
Loss from operations	(817,290)	(3,145,297)

Other income (expense):
PPP loan forgiveness	—	197,662
Interest expense	(154,076)	(148,064)
Other income	—	—
Total other income (expense)	(154,076)	49,598

Loss from operations before provision for income taxes	(971,366)	(3,095,699)
Provision for income taxes	—	—
Loss from continuing operations	(971,366)	(3,095,699)

Discontinued operations:
Income from discontinued operations	—	6,604
Gain on sale of discontinued operations	—	—
Net income from discontinued operations	—	6,604

Net loss	$(971,366)	$(3,089,095)

Dividends on preferred stock	(95,472)	(99,510)
Earnings (loss) attributable to common stockholders	$(1,066,838)	$(3,188,605)

Earnings (loss) per common share:
Earnings (loss) per share from continuing operations, basic and diluted	$(0.09)	$(0.34)
Earnings per share from discontinued operations, basic and diluted	$—	$—
Earnings (loss) per share, basic and diluted	$(0.09)	$(0.34)
Weighted average common shares outstanding, basic and diluted	12,246,036	9,427,905

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	223,964	$22	3,720	$-	7,880	$1	8,191,382	$819	$51,506,854	$(47,309,849)	$4,197,847

Warrants issued for services	-	-	-	-	-	-	-	-	109,383	-	109,383
Exercise of warrants	-	-	-	-	-	-	600,000	60	899,940	-	900,000
Replacement warrants issued	-	-	-	-	-	-	-	-	1,608,000	-	1,608,000
Exercise of stock options	-	-	-	-	-	-	185,216	19	(19)	-	-
Issuance of common stock for services	-	-	-	-	-	-	30,000	3	44,997	-	45,000
Issuance of series A preferred stock to settle compensation	16,072	2	-	-	-	-	-	-	160,718	-	160,720
Issuance of series B preferred stock to settle liabilities	-	-	112	-	-	-	-	-	111,459	-	111,459
Conversion of series A preferred stock to common	(20,798)	(2)	-	-	-	-	1,188,456	119	(117)	-	-
Conversion of series B preferred stock to common	-	-	(1,532)	-	-	-	1,208,751	120	(120)	-	-
Conversion of secured convertible debenture to Common stock	-	-	-	-	-	-	36,000	4	6,296	-	6,300
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(66,763)	-	(66,763)
Dividend on Series B preferred stock	-	-	-	-	-	-	-	-	(32,837)	-	(32,837)
Net loss	-		-	-	-	-	-	-	-	(3,089,095)	(3,089,095)
Balance, March 31, 2022	219,238	$22	2,300	$-	7,880	$1	11,439,805	$1,144	$54,347,791	$(50,398,944)	$3,950,014

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022	256,117	$25	1,439	$-	7,630	$1	12,246,036	$1,224	$54,202,355	$(60,728,664)	$(6,525,059)

Issuance of series A preferred stock to settle compensation	17,012	2	-	-	-	-	-	-	170,118	-	170,120
Issuance of series B preferred stock to settle liabilities	-	-	19	-	-	-	-	-	19,424	-	19,424
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(75,784)	-	(75,784)
Dividend on Series B preferred stock	-	-	-	-	-	-	-	-	(19,688)	-	(19,688)
Net loss	-	-	-	-	-	-	-	-	-	(971,366)	(971,366)
Balance, March 31, 2023	273,129	$27	1,458	$-	7,630	$1	12,246,036	$1,224	$54,296,425	$(61,700,030)	$(7,402,353)

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(971,366)	$(3,089,095)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,576	164,520
Amortization of lease right	—	(148)
Stock based compensation	170,120	1,923,105
Impairment of cryptocurrency	—	106,105
PPP loan forgiveness	—	(197,662)
Changes in operating assets and liabilities:
Accounts receivable	—	307
Receivable from sale of investment	90,000	—
Prepaid expenses	13,903	(56,414)
Inventory	—	1,906
Cryptocurrency, net of mining fees	—	(336,187)
Accounts payable and accrued expenses	556,501	446,413
Accrued and unpaid dividends on preferred stock	(95,472)	(99,600)
Liabilities associated with discontinued operations	—	(8,384)
Net cash used in operating activities	(171,738)	(1,145,134)

Cash flow from investing activities:
Deposits on mining equipment, net	(47,600)	707,810
Purchase of property and equipment	—	(2,111,932)
Net cash used in investing activities	(47,600)	(1,404,122)

Cash flow from financing activities:
Proceeds from the exercise of warrants	—	900,000
Paydown of SBA/PPP loans payable	—	(14,033)
Net cash provided by financing activities	—	885,967

Net decrease in cash and cash equivalents	(219,338)	(1,663,289)
Cash and cash equivalents, beginning of period	246,358	2,785,188
Cash and cash equivalents, end of period	$27,020	$1,121,899

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosures of noncash investing and financing activity:
Issuance of series A preferred stock to settle accrued liabilities and compensation	$170,120	$160,720
Issuance of series B preferred stock to settle accrued liabilities	$19,424	$111,459
Dividends on preferred stock	$95,472	$—
Conversion of preferred stock to common stock	$—	$239
Conversion of secured convertible debentures to common stock	$—	$6,300

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023

(Unaudited)

Note 1. Organization, Nature of Business and Basis of Presentation

Organization

On May 3, 2023, we changed our name from Creek Road Miners, Inc. to Prairie Operating Co. (the “Company,” “we,” “us” or “our”) in connection with the Merger (as defined below). The Company was incorporated in Delaware on May 2, 2001. Prior to cryptocurrency mining operations that began in October 2021, the Company produced live and virtual pop culture conventions and events and sold a gelatin machine and related consumables that were discontinued in 2021. In addition, the Company operated an eCommerce site selling pop culture memorabilia that was discontinued on June 30, 2022 (known collectively as “legacy operations”).

The Merger Agreement and Related Transactions

On May 3, 2023, Prairie Operating Co., a Delaware corporation formerly named Creek Road Miners, Inc. (the “Company”), completed its previously announced merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023 (the “Merger Agreement,” and the closing thereunder, the “Closing”), by and among the Company, Creek Road Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Prairie LLC, pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.” The Company continues to trade under the current ticker symbol “CRKR” and expects to commence trading on the OTCQB under the new name and ticker symbol “PROP” once FINRA processes the Company’s pending Rule 10b-17 action request pursuant to FINRA Rule 6490.

Prior to the consummation of the Merger, the Company effectuated a series of restructuring transactions in the following order: (i) the Company’s Series A preferred stock, par value $0.0001 per share (“Series A Preferred Stock”), Series B preferred stock, par value $0.0001 per share (“Series B Preferred Stock”), and Series C preferred stock, par value $0.0001 per share (“Series C Preferred Stock”), plus accrued dividends, were converted, in the aggregate, into 76,251,018 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”); (ii) the Company’s 12% senior secured convertible debentures (the “Original Debentures”), plus accrued but unpaid interest and a 30% premium, were exchanged, in the aggregate, for (a) 12% amended and restated senior secured convertible debentures in the principal amount of $1,000,000 in substantially the same form as their respective Original Debentures, (b) shares of Common Stock and (c) shares of Series D Preferred Stock, and such Series D Preferred Stock shall automatically convert into shares of Common Stock at a price of $0.175 per share immediately after the shares of Common Stock is listed or quoted for trading on the NYSE American securities exchange (or any successor thereto) or any other national securities exchange; (iii) accrued fees payable to the Company’s board of directors (the “Board”) in the amount of $110,250 were converted into 630,000 shares of Common Stock; (iv) accrued consulting fees of the Company in the amount of $318,750 payable to Bristol Capital Advisors, LLC (“Bristol Capital”) were converted into 1,821,429 shares of Common Stock; and (v) all amounts payable pursuant to certain convertible promissory notes were converted into an aggregate of 6,608,220 shares of Common Stock.

Prior to the Closing, all of the Company’s then existing warrants to purchase shares of Common Stock and Series B Preferred Stock and options to purchase shares of Common Stock were cancelled and retired and ceased to exist without the payment of any consideration to the holders thereof.

At the effective time of the Merger, membership interests in Prairie LLC were converted into the right to receive each member’s pro rata share of 65,647,676 shares of Common Stock (the “Merger Consideration”).

In addition, the Company consummated the previously announced purchase of oil and gas leases, including all of Exok, Inc.’s, an Oklahoma corporation (“Exok”), right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, consisting of approximately 3,157 net mineral acres in, on and under approximately 4,494 gross acres from Exok for $3,000,000 pursuant to the Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among the Company, Prairie LLC and Exok (the “Exok Transaction”).

To fund the Exok Transaction, the Company received an aggregate of $17.3 million in proceeds from a number of investors (the “PIPE Investors”), and the PIPE Investors were issued Series D preferred stock, par value $0.0001 per share (“Series D Preferred Stock”), with a stated value of $1,000 per share and convertible into shares of Common Stock at a price of $0.175 per share, and 100% warrant coverage for each of Series A warrants to purchase shares of Common Stock (the “Series A Warrants”) and Series B warrants to purchase shares of Common Stock (the “Series B Warrants” and together with the Series A Warrants, the “PIPE Warrants”), in a private placement pursuant to securities purchase agreements entered into with each PIPE Investor (collectively, the “Securities Purchase Agreements”).

Nature of Business

Cryptocurrency Mining

We generate substantially all our revenue through cryptocurrency we earn through our mining activities. We have historically mined and held Bitcoin exclusively, which we may sell to fund our operating and capital expenditures. Our mining operations commenced on October 24, 2021. We use special cryptocurrency mining computers (known as “miners”) to solve complex cryptographic algorithms to support the Bitcoin blockchain and, in return, receive Bitcoin as our reward. Miners measure their processing power, which is known as “hashing” power, in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” We participate in mining pools that pool the resources of groups of miners and split cryptocurrency rewards earned according to the “hashing” capacity each miner contributes to the mining pool. Since June 30, 2022 the Company has neither received meaningful cryptocurrency awards nor generated meaningful revenue from cryptocurrency mining.

Mining Equipment

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (ASIC) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (SHA-256) in return for Bitcoin cryptocurrency rewards. As of March 31, 2023, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity.

On December 17, 2021 the Company entered into a Non-Fixed Price Sales and Purchase Agreement (the “Bitmain Agreement”) with Bitmain Technologies Limited (“Bitmain”) for 600 Bitmain S19XP miners with a reference price of approximately $11,250 per miner. The miners have a total of 84 Ph/s of hashing capacity and an initial estimated purchase commitment of $6,762,000 (the “total reference price”), subject to price adjustments and related offsets, including potential adjustments related to the market price of miners. The final adjusted price under the contract was $4,016,600 as of March 31, 2023, and the Company has made payments of $4,016,600 (classified as deposits on mining equipment) to Bitmain pursuant to the Bitmain Agreement as of such date.

As of March 31, 2023, none of the 600 miners purchased from Bitmain have been delivered to the Company, and will remain undelivered until all fees are paid to ship the miners from the Bitmain facility to the Company.

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies	—	(106,105)
Balance March 31, 2022	14.7	$532,736
Revenue recognized from cryptocurrency mined	4.6	166,592
Mining pool operating fees	(0.1)	(3,428)
Proceeds from the sale of cryptocurrency	(18.9)	(564,205)
Realized loss on the sale of cryptocurrency	—	(131,075)
Impairment of cryptocurrencies	—	(34)
Balance June 30, 2022 (1)	0.3	$586
Revenue recognized from cryptocurrency mined	0.3	7,955
Mining pool operating fees	—	(156)
Impairment of cryptocurrencies	—	(1,035)
Balance September 30, 2022 (1)	0.6	$7,350
Revenue recognized from cryptocurrency mined	—	—
Mining pool operating fees	—	—
Proceeds from the sale of cryptocurrency	(0.6)	(11,203)
Realized gain on the sale of cryptocurrency	—	3,853
Balance December 31, 2022	—	$—
Revenue recognized from cryptocurrency mined	—	—
Mining pool operating fees	—	—
Proceeds from the sale of cryptocurrency	—	—
Realized gain on the sale of cryptocurrency	—	—
Balance March 31, 2023 (1)	—	$—

(1)	Since June 30, 2022 the Company is neither receiving meaningful cryptocurrency awards nor generating meaningful revenue from cryptocurrency mining.

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

We have historically mined and held Bitcoin exclusively, which we may sell to fund our operating and capital expenditures. Since June 30, 2022 the Company has neither received meaningful cryptocurrency awards nor generated meaningful revenue from cryptocurrency mining.

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020. As of March 31, 2023 the market price of Bitcoin was $28,478, which reflects a decrease of approximately 31% since the beginning of 2022, and a decrease of approximately 58% from its all-time high of approximately $67,000. The price movements result in decreased cryptocurrency mining revenue which has had a material adverse effect on our business and financial results.

Government Regulation

Cryptocurrency is increasingly becoming subject to governmental regulation, both in the U.S. and internationally. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Numerous regulatory bodies have shown an interest in regulating blockchain or cryptocurrency activities. For example, on March 9, 2022 President Biden signed an executive order on cryptocurrencies. While the executive order does not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws and regulation which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

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

Note 2. Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $971,366, and $3,095,699, for the three months ended March 31, 2023 and 2022, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On March 31, 2023, we had cash and cash equivalents of $27,020, a working capital deficit of approximately $9 million, and an accumulated deficit of approximately $62 million. Upon closing of the Merger and related transactions on May 3, 2023, we received proceeds from the issuance of preferred stock of $17.3 million. A majority of these proceeds remain within the Company after the Merger and related transactions for use in our business.

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company can meet its obligations and has adequate liquidity to operate. Significant assumptions used in the Company’s forecasted model of liquidity in the next 12 months include its current cash position, inclusive of the impacts from the Merger and related transactions, and its ability to manage spending. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least the next 12 months. Therefore, management’s conclusion is that substantial doubt is not raised as to the Company’s ability to continue as a going concern.

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

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

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

Discontinued Operations

On August 6, 2021, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Informa. Pursuant to the Asset Purchase Agreement, Creek Road Miners Corp. (formerly known as Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recognized other income of this amount.

On September 15, 2021, the Company sold our wholly owned subsidiary which contained our Jevo assets and all rights to our Jevo operations for $1,500,000 and recognized a gain on the transaction of approximately $1,130,740.

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the three months ended March 31, 2023 and year ended December 31, 2022, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the three months ended March 31, 2023 and 2022, are classified as discontinued operations.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The dilutive effect of potentially dilutive securities is reflected in diluted net income per share if the exercise prices were lower than the average fair market value of common shares during the reporting period. Potential common shares are excluded from the computation when their effect is antidilutive. Basic and diluted earnings (loss) attributable to common stockholders is the same for the three months ended March 31, 2023 and 2022, because the Company has only incurred losses and all potentially dilutive securities are anti-dilutive. Potentially dilutive securities that were not included in the computation of diluted earnings (loss) attributable to common stockholders at March 31, 2023 because their inclusion would be anti-dilutive are as follows:

Potentially Dilutive Security	Quantity	Stated Value Per Share (1)	Total Value or Stated Value	Assumed Conversion Price (1)	Resulting Common Shares
Common stock options	259,250	$—	$—	—	259,250
Common stock warrants	21,984,266	—	—	—	21,984,266
Series A preferred stock	273,129	10	2,731,290	0.175	15,607,371
Series B preferred stock	1,458	1,080	1,574,640	0.500	3,149,280
Series C preferred stock	7,630	1,111	8,476,930	0.500	16,953,860
Series B preferred stock warrants	5,000	1,080	5,400,000	0.500	10,800,000
Secured convertible debentures – related parties	—	—	4,993,700	0.175	28,535,429
Convertible notes payable	—	—	1,400,000	0.500	2,800,000
Total					100,089,456

(1)	As of March 31, 2023

Related Parties

The Company follows ASC 850-10, Related Parties, for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”)); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Deposits on Mining Equipment

Deposits on mining equipment, consisted of the following:

	Cryptocurrency Miners	Mobile Data Centers	Total
Balance December 31, 2021	$7,089,000	$524,230	$7,613,230
Deposits on equipment during the period	1,602,300	530,430	2,132,730
Equipment delivered during the period	(4,722,300)	(349,980)	(5,072,280)
Balance December 31, 2022	$3,969,000	$704,680	$4,673,680
Deposits on equipment during the period	47,600	—	47,600
Equipment delivered during the period	—	—	—
Balance March 31, 2023	$4,016,600	$704,680	$4,721,280

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (ASIC) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (SHA-256) in return for Bitcoin cryptocurrency rewards. As of March 31, 2023, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity.

On December 17, 2021 the Company entered into a Non-Fixed Price Sales and Purchase Agreement (the “Bitmain Agreement”) with Bitmain Technologies Limited (“Bitmain”) for 600 Bitmain S19XP miners with a reference price of approximately $11,250 per miner. The miners have a total of 84 Ph/s of hashing capacity and an initial estimated purchase commitment of $6,762,000 (the “total reference price”), subject to price adjustments and related offsets, including potential adjustments related to the market price of miners. The final adjusted price under the contract was $4,016,600 as of March 31, 2023, and the Company has made payments of $4,016,600 (classified as deposits on mining equipment) to Bitmain pursuant to the Bitmain Agreement as of such date.

As of March 31, 2023, none of the 600 miners purchased from Bitmain have been delivered to the Company, and will remain undelivered until all fees are paid to ship the miners from the Bitmain facility to the Company.

Note 5. Cryptocurrency

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The Company recognized impairments, or write downs, of cryptocurrency (Bitcoin) rewards to the lowest fair market value of Bitcoin from the time the reward was earned through the end of the reporting period. The impairments amounted to $0 and $106,105 for the three months ended March 31, 2023 and March 31, 2022, respectively. If the subsequent market price of Bitcoin increases, the asset balance will not be adjusted for the increase. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US $ Amounts
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies	—	(106,105)
Balance March 31, 2022	14.7	$532,736
Revenue recognized from cryptocurrency mined	4.6	166,592
Mining pool operating fees	(0.1)	(3,428)
Proceeds from the sale of cryptocurrency	(18.9)	(564,205)
Realized loss on the sale of cryptocurrency	—	(131,075)
Impairment of cryptocurrencies	—	(34)
Balance June 30, 2022 (1)	0.3	$586
Revenue recognized from cryptocurrency mined	0.3	7,955
Mining pool operating fees	—	(156)
Impairment of cryptocurrencies	—	(1,035)
Balance September 30, 2022	0.6	$7,350
Revenue recognized from cryptocurrency mined	—	—
Mining pool operating fees	—	—
Proceeds from the sale of cryptocurrency	(0.6)	(11,203)
Realized gain on the sale of cryptocurrency	—	3,853
Balance December 31, 2022	—	$—
Revenue recognized from cryptocurrency mined	—	—
Mining pool operating fees	—	—
Proceeds from the sale of cryptocurrency	—	—
Realized gain on the sale of cryptocurrency	—	—
Balance March 31, 2023	—	$—

(1)	Since June 30, 2022 the Company has neither received meaningful cryptocurrency awards nor generated meaningful revenue from cryptocurrency mining.

Note 6. Property and Equipment

Property and equipment, excluding those associated with discontinued operations, stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2023	December 31, 2022
Cryptocurrency miners	$2,152,970	$2,152,970
Mobile data center	219,372	219,372
Computer equipment	6,881	6,881
Total	2,379,223	2,379,223
Less accumulated depreciation	(811,792)	(747,216)
Net, Property and equipment	$1,567,431	$1,632,007

Depreciation expense, excluding that associated with discontinued operations, for the three months ended March 31, 2023 and 2022 amounted to $64,576 and $164,520, respectively.

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (ASIC) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (SHA-256) in return for Bitcoin cryptocurrency rewards. As of March 31, 2023, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity.

Note 7. Amounts Due to Related Parties

Amounts due to related parties as of March 31, 2023 consisted of the following:

	Bristol Capital, LLC	Bristol Investment Fund, Ltd.	Barlock 2019 Fund, LP	Total
Accrued interest and expenses	$375,000	$1,899,074	$985,923	$3,259,997
Current secured convertible debenture	—	2,496,850	2,496,850	4,993,700
Total	$375,000	$4,395,924	$3,482,773	$8,253,697

Amounts due to related parties as of December 31, 2022 consisted of the following:

	Bristol Capital, LLC	Bristol Investment Fund, Ltd.	Barlock 2019 Fund, LP	Total
Accrued interest and expenses	$318,750	$1,825,195	$912,044	$3,055,989
Current secured convertible debenture	—	2,496,850	2,496,850	4,993,700
Total	$318,750	$4,322,045	$3,408,894	$8,049,689

As of March 31, 2023, the secured convertible debentures with an aggregate principal amount of $4,993,700, comprised of a secured convertible debenture with a principal amount of $2,496,850 held by Bristol Investment Fund and a secured convertible debenture with a principal amount of $2,496,850 held by Barlock 2019 Fund, LP, were convertible into an aggregate of 28,535,429 shares of common stock (exclusive of any accrued and unpaid interest), using a conversion price of $0.175.

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

During the three months ended March 31, 2023 and 2022, the Company incurred expenses of approximately $56,250, for each period for consulting services provided by Bristol Capital. As of March 31, 2023 and December 31, 2022, the amount accrued to Bristol Capital for consulting services was $375,000 and $318,750, respectively.

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

(i) Secured Convertible Debenture

On December 1, 2016, the Company issued the Bristol Convertible Debenture with an initial principal balance of $2,500,000, and a maturity date of December 30, 2018. The Bristol Convertible Debenture will accrue interest on the aggregate unconverted and then outstanding principal amount at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2017, (ii) on each date the purchaser converts, in whole or in part, the Bristol Convertible Debenture into common stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Bristol Convertible Debenture (only as to that principal amount then being redeemed) and on the maturity date. Interest may be paid in cash, common stock, or a combination thereof at the sole discretion of the Company.

The Bristol Convertible Debenture is convertible into shares of the Company’s common stock at any time at the option of the holder. The initial conversion price was $3.00 (as converted) per share, subject to adjustment. In the event of default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $3.00 and (ii) 50% of the average of the three lowest trading prices during the 20 trading days immediately prior to the applicable conversion date.

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

During March 31, 2022, the Bristol Convertible Debenture principal in the amount of $3,150 was converted into 18,000 shares of common stock using a conversion price of $0.175.

On December 31, 2022 the maturity date of the Bristol Convertible Debenture was amended to May 31, 2023.

As of March 31, 2023, the Bristol Convertible Debenture with a principal amount of $2,496,850 held by Bristol Investment Fund was convertible into 14,267,714 shares of common stock using a conversion price of $0.175.

As of March 31, 2023 and December 31, 2022, the amount of accrued interest payable to Bristol Investment Fund under the Bristol Convertible Debenture was $1,899,074, and $1,825,195, respectively.

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

On September 9, 2022, Bristol Investment Fund assigned 20% of its series A common stock purchase warrants shares to Leviston Resources, LLC.

As of March 31, 2023, Bristol Investment Fund held series A common stock purchase warrants to acquire 10,000,000 shares of common stock at an exercise price of $0.175.

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

Upon issuance of the Bristol Convertible Debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statement of operations. There was no unamortized debt discount as of March 31, 2023 and December 31, 2022.

Related Party: Barlock 2019 Fund, LP

Barlock is managed by Scott D. Kaufman, who served as Chief Executive Officer of the Company from November 24, 2020, through May 11, 2022, and as co-Chief Executive Officer from May 12, 2022 through August 8, 2022, and as a Director from November 4, 2019, through August 8, 2022, and as Chairman of the Board of Directors from November 24, 2020, through December 1, 2021.

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

(i) Secured Convertible Debenture

On December 19, 2019, the Company entered issued the Barlock Convertible Debenture with an initial principal balance of $2,500,000, and a maturity date of December 30, 2021. The Barlock Convertible Debenture accrues interest on the aggregate unconverted and then outstanding principal amount at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2020, (ii) on each date the purchaser converts, in whole or in part, the Barlock Convertible Debenture into common stock (as to that principal amount then being converted), and (iii) on the day that is 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Barlock Convertible Debenture (only as to that principal amount then being redeemed) and on the maturity date. Interest may be paid in cash, common stock, or a combination thereof at the sole discretion of the Company.

The Barlock Convertible Debenture is convertible into shares of the Company’s common stock at any time at the option of the holder. The initial conversion price was $2.50 (as converted) per share, subject to adjustment. In the event default occurs, the conversion price shall be the lesser of (i) the initial conversion price of $2.50 and (ii) 50% of the average of the three lowest trading prices during the 20 trading days immediately prior to the applicable conversion date.

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

In March 2022, the principal amount of $3,150 under the Barlock Convertible Debenture was converted into 18,000 shares of common stock at a conversion price of $0.175.

As of March 31, 2023, the Barlock Convertible Debenture with a principal amount of $2,496,850 held by Barlock was convertible into 14,267,714 shares of common stock at a conversion price of $0.175.

As of March 31, 2023 and December 31, 2022, the amount of accrued interest payable to Barlock under the Barlock Convertible Debenture was $985,923 and $912,044, respectively.

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

As of March 31, 2023, Barlock Capital Management, LLC held series A common stock purchase warrants to acquire 4,285,714 shares of common stock at an exercise price to $0.175.

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

Upon issuance of the secured convertible debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $545,336 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statement of operations. There was no unamortized debt discount as of March 31, 2023 and December 31, 2022.

Related Party: Barlock Capital Management, LLC

Barlock Capital Management, LLC, is managed by Scott D. Kaufman, who served as Chief Executive Officer of the Company from November 24, 2020, through May 11, 2022, and as co-Chief Executive Officer from May 12, 2022 through August 8, 2022, and as a Director from November 4, 2019, through August 8, 2022, and as Chairman of the Board of Directors from November 24, 2020, through December 1, 2021. From September 2021 through December 2021, the Company rented executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month from Barlock Capital Management, LLC.

Related Party: American Natural Energy Corporation

Scott D. Kaufman is a director and shareholder of American Natural Energy Corporation (“ANEC”). In addition, Richard G. Boyce is a former director of the Company who resigned from the Board on July 22, 2022, is also a director of ANEC. On October 22, 2021, the Company entered into an agreement with ANEC, where ANEC would: (i) allow the Company to moor a barge on the ANEC operations site with the Company’s mobile data center that houses cryptocurrency miners and a mobile turbine, and, (ii) supply natural gas to power a mobile turbine that produces electricity that, in turn, is used to power the miners. ANEC charged the Company for the amount of natural gas used based on the daily spot price of an unaffiliated third party, and a daily fee of $1,500 during the initial 90-day term, and $2,000 thereafter, for the use of their operations site to moor the barge. The agreement terminated on May 24, 2022. The total amount paid to ANEC under the agreement for the three months ended March 31, 2023 and March 31, 2022 was $0 and $230,000, respectively.

In addition, in January 2022, the Company began renting executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month from ANEC. The amount of rent paid to ANEC for the three months ended March 31, 2023 and March 31, 2022 was $0 and $19,000, respectively.

Related Party: Scott D. Kaufman, Chief Executive Officer

On September 7, 2021, Scott D. Kaufman received a one-time non-accountable expense reimbursement of $200,000 in consideration for significant efforts and diligence in negotiating and structuring investment transactions.

Related Party: K2PC Consulting, LLC

K2PC Consulting, LLC is managed by the spouse of Scott D. Kaufman. The company paid marketing fees to K2PC Consulting, LLC in the amount of $0 and $7,850, for the three months ended March 31, 2023 and 2022, respectively.

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

On August 3, 2020, the Company cancelled the 86,466 shares of preferred stock previously determined to be issued, and issued 21,271 shares of Series A preferred stock for the settlement of the previous outstanding amount due. In addition, on August 3, 2020, the Company issued 29,496 shares of Series A preferred stock for the settlement of $294,965 in additional outstanding compensation due to Mr. Maatta, and 35,100 shares of Series A preferred stock for the settlement of $351,000 in loans to the Company made by Mr. Matta. The non-interest-bearing loans were made as follows: during the year ended December 31, 2019, Mr. Maatta loaned $100,000 to the Company, during the year ended December 31, 2020, Mr. Matta loaned an additional $125,000 to the Company, and paid for other amounts on behalf of the Company amounting to $126,000. There were no outstanding balance of the loan payable to Mr. Maatta as of March 31, 2023 or December 31, 2022.

On March 1, 2021, 8,500 shares of Series A preferred stock were issued to Mr. Maatta in satisfaction of an aggregate of $85,546 due to Mr. Maatta under his separation agreement.

Related Party: CONtv

CONtv is a joint venture with third parties and Bristol Capital, LLC. The Company holds a limited and passive interest of 10% in CONtv. As of March 31, 2023 and December 31, 2022, the investment in CONtv and the amount due to CONtv was $0 for both periods.

Note 9. Convertible Notes Payable

Creecal Holdings LLC (Assigned from Leviston Resources LLC)

In connection with a loan in the principal amount of $500,000 received on May 18, 2022 pursuant to an oral agreement between the Company’s then-CEO and Leviston Resources LLC on September 9, 2022 the Company documented such loan with the issuance of a convertible note assigned to Creecal Holdings LLC, dated as of September 8, 2022 in the principal amount of $500,000 (the “Creecal Note”). On March 8, 2023 the then due date of the Creecal Note was amended to May 31, 2023.

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

Note 10. SBA/PPP Notes Payable

Small Business Administration Paycheck Protection Program Loans

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act was enacted and included a provision for the Small Business Administration (“SBA”) to implement its Paycheck Protection Program (“PPP”). The PPP provides small businesses with funds to pay payroll costs, including some benefits over a covered period of up to 24 weeks. Funds received under the PPP may also be used to pay interest on mortgages, rent, and utilities. Subject to certain criteria being met, all or a portion of the loan may be forgiven. The loans bear interest at an annual rate of one percent (1%), are due two (2) years from the date of issuance, and all payments are deferred for the first six (6) months of the loan. Any unforgiven balance of loan principal and accrued interest at the end of the six (6) month loan deferral period is amortized in equal monthly installments over the remaining 18-months of the loan term.

SBA Guaranteed PPP Loan

On April 30, 2020, the Company entered into an SBA guaranteed PPP loan. The Company received aggregate proceeds of $197,600 under the loan. The loan accrues interest at a rate of 1.00%. On December 11, 2021, the SBA forgave $183,567 of loan principal. As of March 31, 2023 and December 31, 2022, there was no outstanding balance under the loan.

SBA Loan

On May 31, 2020, the Company entered into a loan agreement with the SBA. The Company received aggregate proceeds of $149,900 under the loan. The loan accrues interest at a rate of 3.75%, and will mature in June 2050. As of March 31, 2023 and December 31, 2022, the outstanding balance under the loan was $149,900, for both periods.

Second Draw SBA Guaranteed PPP Loan

On February 24, 2021, the Company entered into a Second Draw SBA guaranteed PPP loan. The Company received aggregate proceeds of $197,662 under the loan. The loan accrues interest at a rate of 1.00%, and will mature in February 2026. On March 10, 2022, the SBA forgave $197,662 of loan principal. As of March 31, 2023 and 2022, there was no outstanding balance under the loan.

The following table summarizes PPP/SBA loans payable:

	As of
	March 31, 2023	December 31, 2022
SBA Guaranteed PPP Loan	$—	$—
SBA Loan	149,900	149,900
Second Draw SBA Guaranteed PPP Loan	—	—
Total	$149,900	$149,900

Note 11. Contingencies and Commitments

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

The following table summarizes stock option activity during the three months ended March 31, 2023:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2022	259,250	$0.25
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at March 31, 2023	259,250	$0.25

Exercisable at December 31, 2022	259,250	0.25
Exercisable at March 31, 2023	259,250	0.25

The weighted average remaining contractual life of all options outstanding, vested and exercisable as of March 31, 2023 was 1.8 years. The aggregate intrinsic value of options outstanding as of March 31, 2023 was zero, based on the fair value of the Company’s common stock on March 31, 2023.

Additional information regarding stock options outstanding and exercisable as of March 31, 2023 is as follows:

Option		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (in years)	Exercisable
$0.25	259,250	1.8	259,250

Note 13. Common Stock Warrants

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

The following table summarizes common stock warrant activity during the three months ended March 31, 2023:

	Common Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	21,984,266	$0.37
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at March 31, 2023	21,984,266	$0.37	(1)

Exercisable at December 31, 2022	21,984,266	$0.37
Exercisable at March 31, 2023	21,984,266	$0.37

(1)	On March 29, 2022, the Company offered 16 warrant holders replacement warrants with an exercise price of $1.50 per common share, in exchange for any warrants exercised at this time at the exercise price of $1.50 per common share. The issuance of replacement warrants has the effect of resetting the conversion price of all outstanding shares of Series C preferred stock to $1.50 per common share and resetting the exercise price of all outstanding warrants to $1.50 per common share in instances where those conversion and exercise prices are above $1.50.

The weighted average remaining contractual life of all common stock warrants outstanding as of March 31, 2023 was 2.3 years. The aggregate intrinsic value of common stock warrants outstanding as of March 31, 2023 was $0, based on the fair value of the Company’s common stock on March 31, 2023.

Additional information regarding common stock warrants outstanding and exercisable as of March 31, 2023 is as follows:

Warrant		Remaining
Exercise	Warrants	Contractual	Warrants
Price	Outstanding	Life (in years)	Exercisable
$0.175	14,285,714	1.7	14,285,714
0.50	6,318,552	3.7	6,318,552
1.00	300,000	1.0	300,000
1.50	400,000	3.8	400,000
1.53	180,000	1.4	180,000
2.50	250,000	3.8	250,000
2.75	250,000	3.8	250,000
Total	21,948,266		21,948,266

Note 14. Series B Preferred Stock Warrants

From March 2021 through December 2021, in connection with the issuance of Series B preferred stock, the Company issued (i) a warrant to acquire 5,000 shares of the Series B preferred stock at an exercise price of $1,000 per share of Series B preferred stock, which became exercisable immediately upon issuance and which expired on March 26, 2023; and (ii) a warrant to acquire 5,000 shares of the Series B preferred stock at an exercise price of $1,000 per share of Series B preferred stock, which became exercisable immediately upon issuance and which expires on March 26, 2024. If at any time after the 60-day anniversary of the closing date there is no effective registration statement, or no current prospectus available for the resale of the warrant shares, then the warrants may be exercised, in whole or in part, on a cashless basis at any time until they expire. The Company can force the exercise of the warrants if the VWAP exceeds $3.75 per share per share for 20 consecutive trading days and the daily average trading volume of the Common Stock exceeds $100,000 in aggregate value for such period. The warrant holder may not be forced to exercise the warrant if such exercise would cause the holder’s beneficial ownership to exceed 4.9%.

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

The following table summarizes Series B preferred stock warrant activity during the three months ended March 31, 2023:

	Series B Preferred Stock Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	10,000	$1,000
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(5,000)	1,000
Outstanding at March 31, 2023	5,000	$1,000

Exercisable at March 31, 2023	5,000	1,000

The weighted average remaining contractual life of all Series B preferred stock warrants outstanding as of March 31, 2023 was 1.0 year.

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

On December 31, 2022, we issued: 3,792 shares of our Series A preferred stock to Paul L. Kessler, our Executive Chairman, for settlement of $37,920 of compensation payable to Mr. Kessler under his employment agreement from October 1, 2022 through December 31, 2022; 5,000 shares of our Series A preferred stock to John D. Maatta, our Chief Executive Officer, for settlement of $50,000 of compensation payable to Mr. Maatta under his employment agreement from October 1, 2022 through December 31, 2022; 4,110 shares of our Series A preferred stock to Scott Sheikh, our Chief Operating Officer and General Counsel, for settlement of $41,100 of compensation payable to Mr. Sheikh under his employment agreement from October 1, 2022 through December 31, 2022, and 685 shares of our Series A preferred stock to Alan Urban, our former Chief Financial Officer, for settlement of $6,850 of compensation payable to Mr. Urban under his employment agreement from October 1, 2022 through December 31, 2022.

On March 31, 2023, we issued: 3,792 shares of our Series A preferred stock to Paul L. Kessler, our Executive Chairman, for settlement of $37,920 of compensation payable to Mr. Kessler under his employment agreement from January 1, 2023 through March 31, 2023; 5,000 shares of our Series A preferred stock to John D. Maatta, our Chief Executive Officer, for settlement of $50,000 of compensation payable to Mr. Maatta under his employment agreement from January 1, 2023 through March 31, 2023; 4,110 shares of our Series A preferred stock to Scott Sheikh, our Chief Operating Officer and General Counsel, for settlement of $41,100 of compensation payable to Mr. Sheikh under his employment agreement from January 1, 2023 through March 31, 2023, and 4,110 shares of our Series A preferred stock to Alan Urban, our former Chief Financial Officer, for settlement of $41,100 of compensation payable to Mr. Urban under his employment agreement from January 1, 2023 through March 31, 2023.

During the three months ended March 31, 2023, no shares Series A preferred stock were converted into common stock.

As of March 31, 2023, there were 273,129 shares of Series A preferred stock outstanding resulting in Series A preferred stock with a stated value of $2,731,290 and convertible into 15,607,371 shares of common stock, using a conversion price of $0.175.

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

In late-August and early-September 2022, the Company and holders of Series B and Series C preferred stock entered into Support Agreements. Pursuant to the Support Agreements, the holders of Series B and Series C preferred stock agreed to use their reasonable best efforts to cooperate with the Company in connection with the Merger. The Support Agreements amend the conversion price of the Series B and Series C preferred stock to $0.50, amends the exercise price of all outstanding warrants held by Series B and Series C Preferred Stockholders to $0.50 per common share, and provides for the conversion of the Series B and Series C preferred stock into shares of the Company’s common stock immediately prior to the closing of the Merger.

During the three months ended March 31, 2023, no shares of Series B preferred stock were converted into common stock.

As of March 31, 2023, there were 1,458 shares of Series B preferred stock outstanding resulting in Series B preferred stock with a stated value of $1,574,640, and convertible into 3,149,280 shares of common stock, using a conversion price of $0.50.

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

As of March 31, 2023, there were 7,630 shares of Series C preferred stock outstanding resulting in Series C preferred stock with a stated value of $8,476,930, and convertible into 16,953,860 shares of common stock, using a conversion price of $0.50.

Note 17. Discontinued Operations

On August 6, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Informa. Pursuant to the Agreement, Creek Road Miners Corp. (formerly known as Kick the Can Corp.) sold, transferred, and assigned certain assets, properties, and rights to Informa related to the business of operating and producing live pop culture events. The Company released deferred revenue and other liabilities totaling $722,429 and recorded a gain from sale of discontinued operations of this amount.

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

CONtv is a joint venture with third parties and Bristol Capital, LLC. The Company holds a limited and passive interest of 10% in CONtv. As of March 31, 2023 and December 31, 2022, the investment in CONtv was $0. As of March 31, 2023 and December 31, 2022, the amount due to CONtv was $0.

Prior to cryptocurrency mining operations that began in October 2021, the Company produced live and virtual pop culture conventions and events, and sold a gelatin machine and related consumables that were discontinued in 2021. In addition, the Company operated an eCommerce site selling pop culture memorabilia that was discontinued on June 30, 2022 (collectively known as “legacy operations”).

The related assets and liabilities associated with the discontinued operations in our condensed consolidated balance sheets for the three months ended March 31, 2023 and year ended December 31, 2022, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022, are classified as discontinued operations.

The assets and liabilities related to discontinued operations consists of the following:

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Prepaid expenses	$—	$—
Inventory	—	—
Total current assets	—	—

Other assets:
Property and equipment, net	—	—
Intangible assets, net	—	—
Total assets	$—	$—

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$485,712	$485,712
Deferred revenue	—	—
Due to CONtv	—	—
Total liabilities	$485,712	$485,712

In addition, revenue and expenses from discontinued operations were as follows:

	Three Months Ended
	March 31,
	2023	2022
Revenue	$—	$—

Operating costs and expenses:
Cost of revenue	—	—
General and administrative	—	—
Total operating expenses	—	—
Loss from operations	—	—

Other income (expense):
Other income	—	6,004
Interest income	—	—
Loss on disposal of fixed assets	—	—
Total other income (expense)	—	6,004

Income (loss) from discontinued operations	$—	$6,004

Note 18. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustments in these condensed consolidated financial statements.

As described in Note 1, on May 3, 2023, the Company consummated the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Company Overview

On May 3, 2023, we changed our name from Creek Road Miners, Inc. to Prairie Operating Co. (the “Company,” “we,” “us” or “our”) in connection with the Merger (as defined below). The Company was incorporated in Delaware on May 2, 2001. Prior to cryptocurrency mining operations that began in October 2021, the Company produced live and virtual pop culture conventions and events and sold a gelatin machine and related consumables that were discontinued in 2021. In addition, the Company operated an eCommerce site selling pop culture memorabilia that was discontinued on June 30, 2022 (known collectively as “legacy operations”).

On May 3, 2023, Prairie Operating Co., a Delaware corporation formerly named Creek Road Miners, Inc. (the “Company”), completed its previously announced merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023 (the “Merger Agreement,” and the closing thereunder, the “Closing”), by and among the Company, Creek Road Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Prairie LLC, pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.” The Company continues to trade under the current ticker symbol “CRKR” and expects to commence trading on the OTCQB under the new name and ticker symbol “PROP” once FINRA processes the Company’s pending Rule 10b-17 action request pursuant to FINRA Rule 6490.

Prior to the consummation of the Merger, the Company effectuated a series of restructuring transactions in the following order: (i) the Company’s Series A preferred stock, par value $0.0001 per share (“Series A Preferred Stock”), Series B preferred stock, par value $0.0001 per share (“Series B Preferred Stock”), and Series C preferred stock, par value $0.0001 per share (“Series C Preferred Stock”), plus accrued dividends, were converted, in the aggregate, into 76,251,018 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”); (ii) the Company’s 12% senior secured convertible debentures (the “Original Debentures”), plus accrued but unpaid interest and a 30% premium, were exchanged, in the aggregate, for (a) 12% amended and restated senior secured convertible debentures in the principal amount of $1,000,000 in substantially the same form as their respective Original Debentures, (b) shares of Common Stock and (c) shares of Series D Preferred Stock, and such Series D Preferred Stock shall automatically convert into shares of Common Stock at a price of $0.175 per share immediately after the shares of Common Stock is listed or quoted for trading on the NYSE American securities exchange (or any successor thereto) or any other national securities exchange; (iii) accrued fees payable to the Company’s board of directors (the “Board”) in the amount of $110,250 were converted into 630,000 shares of Common Stock; (iv) accrued consulting fees of the Company in the amount of $318,750 payable to Bristol Capital Advisors, LLC (“Bristol Capital”) were converted into 1,821,429 shares of Common Stock; and (v) all amounts payable pursuant to certain convertible promissory notes were converted into an aggregate of 6,608,220 shares of Common Stock.

Prior to the Closing, all of the Company’s then existing warrants to purchase shares of Common Stock and Series B Preferred Stock and options to purchase shares of Common Stock were cancelled and retired and ceased to exist without the payment of any consideration to the holders thereof.

At the effective time of the Merger, membership interests in Prairie LLC were converted into the right to receive each member’s pro rata share of 65,647,676 shares of Common Stock (the “Merger Consideration”).

In addition, the Company consummated the previously announced purchase of oil and gas leases, including all of Exok, Inc.’s, an Oklahoma corporation (“Exok”), right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, consisting of approximately 3,157 net mineral acres in, on and under approximately 4,494 gross acres from Exok for $3,000,000 pursuant to the Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among the Company, Prairie LLC and Exok (the “Exok Transaction”).

To fund the Exok Transaction, the Company received an aggregate of $17.3 million in proceeds from a number of investors (the “PIPE Investors”), and the PIPE Investors were issued Series D preferred stock, par value $0.0001 per share (“Series D Preferred Stock”), with a stated value of $1,000 per share and convertible into shares of Common Stock at a price of $0.175 per share, and 100% warrant coverage for each of Series A warrants to purchase shares of Common Stock (the “Series A Warrants”) and Series B warrants to purchase shares of Common Stock (the “Series B Warrants” and together with the Series A Warrants, the “PIPE Warrants”), in a private placement pursuant to securities purchase agreements entered into with each PIPE Investor (collectively, the “Securities Purchase Agreements”).

Cryptocurrency Mining

We generate substantially all our revenue through cryptocurrency we earn through our mining activities. We have historically mined and held Bitcoin exclusively, which we may sell to fund our operating and capital expenditures. Our mining operations commenced on October 24, 2021. We use special cryptocurrency mining computers (known as “miners”) to solve complex cryptographic algorithms to support the Bitcoin blockchain and, in return, receive Bitcoin as our reward. Miners measure their processing power, which is known as “hashing” power, in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” We participate in mining pools that pool the resources of groups of miners and split cryptocurrency rewards earned according to the “hashing” capacity each miner contributes to the mining pool. Since June 30, 2022 the Company has neither received meaningful cryptocurrency awards nor generated meaningful revenue from cryptocurrency mining.

Mining Equipment

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (ASIC) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (SHA-256) in return for Bitcoin cryptocurrency rewards. As of March 31, 2023, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity and 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity.

On December 17, 2021 the Company entered into a Non-Fixed Price Sales and Purchase Agreement (the “Bitmain Agreement”) with Bitmain Technologies Limited (“Bitmain”) for 600 Bitmain S19XP miners with a reference price of approximately $11,250 per miner. The miners have a total of 84 Ph/s of hashing capacity and an initial estimated purchase commitment of $6,762,000 (the “total reference price”), subject to price adjustments and related offsets, including potential adjustments related to the market price of miners. The final adjusted price under the contract was $4,016,600 as of March 31, 2023, and the Company has made payments of $4,016,600 (classified as deposits on mining equipment) to Bitmain pursuant to the Bitmain Agreement as of such date.

As of March 31, 2023, none of the 600 miners purchased from Bitmain have been delivered to the Company, and will remain undelivered until all fees are paid to ship the miners from the Bitmain facility to the Company.

Mining Results

The Company measures its operations by the number and U.S. Dollar (US$) value of the cryptocurrency rewards it earns from its cryptocurrency mining activities. The following table presents additional information regarding our cryptocurrency mining operations:

	Quantity of Bitcoin	US$ Amounts
Balance September 30, 2021	—	$—
Revenue recognized from cryptocurrency mined	6.7	369,804
Mining pool operating fees	(0.1)	(7,398)
Impairment of cryptocurrencies	—	(59,752)
Balance December 31, 2021	6.6	$302,654
Revenue recognized from cryptocurrency mined	8.3	343,055
Mining pool operating fees	(0.2)	(6,868)
Impairment of cryptocurrencies	—	(106,105)
Balance March 31, 2022	14.7	$532,736
Revenue recognized from cryptocurrency mined	4.6	166,592
Mining pool operating fees	(0.1)	(3,428)
Proceeds from the sale of cryptocurrency	(18.9)	(564,205)
Realized loss on the sale of cryptocurrency	—	(131,075)
Impairment of cryptocurrencies	—	(34)
Balance June 30, 2022 (1)	0.3	$586
Revenue recognized from cryptocurrency mined	0.3	7,955
Mining pool operating fees	—	(156)
Impairment of cryptocurrencies	—	(1,035)
Balance September 30, 2022 (1)	0.6	$7,350
Revenue recognized from cryptocurrency mined	—	—
Mining pool operating fees	—	—
Proceeds from the sale of cryptocurrency	(0.6)	(11,203)
Realized gain on the sale of cryptocurrency	—	3,853
Balance December 31, 2022	—	$—
Revenue recognized from cryptocurrency mined	—	—
Mining pool operating fees	—	—
Proceeds from the sale of cryptocurrency	—	—
Realized gain on the sale of cryptocurrency	—	—
Balance March 31, 2023 (1)	—	$—

(1)	Since June 30, 2022 the Company has neither received meaningful cryptocurrency awards nor generated meaningful revenue from cryptocurrency mining.

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

We have historically mined and held Bitcoin exclusively, which we may sell to fund our operating and capital expenditures. Since June 30, 2022 the Company has neither received meaningful cryptocurrency awards nor generated meaningful revenue from cryptocurrency mining.

Our business is heavily dependent on the market price of Bitcoin, which has experienced substantial volatility and has recently dropped to its lowest price since December 2020. As of March 31, 2023 the market price of Bitcoin was $28,478, which reflects a decrease of approximately 31% since the beginning of 2022, and a decrease of approximately 58% from its all-time high of approximately $67,000. The price movements result in decreased cryptocurrency mining revenue which has had a material adverse effect on our business and financial results.

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

Government Regulation

Cryptocurrency is increasingly becoming subject to governmental regulation, both in the U.S. and internationally. State and local regulations also may apply to our activities and other activities in which we may participate in the future. Numerous regulatory bodies have shown an interest in regulating blockchain or cryptocurrency activities. For example, on March 9, 2022 President Biden signed an executive order on cryptocurrencies. While the executive order does not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. As the regulatory and legal environment evolves, we may become subject to new laws and regulation which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Impairment of Long-Lived Assets

Long-lived assets are comprised of intangible assets and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of FASB ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. The Company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

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

The related assets and liabilities associated with the discontinued operations in our consolidated balance sheets for the three months ended March 31, 2023, and year ended December 31, 2022, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations in our consolidated statement of operations for the three months ended March 31, 2023 and 2022, are classified as discontinued operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

Revenue:
Cryptocurrency mining	$—	$343,055	$(343,055)	(100)%
eCommerce	—	42,059	(42,059)	(100)%
Total revenue	—	385,114	(385,114)	(100)%

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	6,305	386,342	(380,037)	(98)%
eCommerce costs	—	17,478	(17,478)	(100)%
Depreciation and amortization	64,576	164,520	(99,944)	(61)%
Stock based compensation	170,120	1,923,105	(1,752,985)	(91)%
General and administrative	576,289	932,861	(356,572)	(38)%
Impairment of mined cryptocurrency	—	106,105	(106,105)	(100)%
Total operating expenses	817,290	3,530,411	(2,713,121)	(77)%

Loss from operations	(817,290)	(3,145,297)	2,328,007	74%

Other income (expense):
PPP loan forgiveness	—	197,662	(197,662)	(100)%
Interest expense	(154,076)	(148,064)	(6,012)	(4)%
Other income	—	—	—	—%
Total other income (expense)	(154,076)	49,598	(203,674)	(411)%
Net loss from continuing operations	(971,366)	(3,095,699)	2,124,333	69%

Discontinued operations:
Income (loss) from discontinued operations	—	6,604	(6,604)	(100)%
Gain from sale of discontinued operations	—	—	—	—%
Net income from discontinued operations	—	6,604	(6,604)	(100)%
Net loss	$(971,366)	$(3,089,095)	$2,117,729	69%

Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue:
Cryptocurrency mining	$—	$343,055	$(343,055)	(100)%
eCommerce	—	42,059	(42,059)	(100)%
Total revenue	$—	$385,114	$(385,114)	(100)%

Total revenue decreased $385,114, or 100%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Since June 30, 2022 the Company has neither received meaningful cryptocurrency awards nor generated meaningful revenue from cryptocurrency mining.

Operating Costs and Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating Costs and Expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	$6,305	$386,342	$(380,037)	(98)%
eCommerce costs	—	17,478	(17,478)	(100)%
Depreciation and amortization	64,576	164,520	(99,944)	(61)%
Stock based compensation	170,120	1,923,105	(1,752,985)	(91)%
General and administrative	576,289	932,861	(356,572)	(38)%
Impairment of mined cryptocurrency	—	106,105	(106,105)	(100)%
Total operating expenses	$817,290	$3,530,411	$(2,713,121)	(77)%

Our operating costs and expenses decreased $2,713,121, or 77%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to lower stock based compensation of $1,752,985, lower cryptocurrency mining costs of $380,037, and lower general and administrative costs of $356,572

Net Income (Loss)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net Income (Loss):
Net loss from continuing operations	$(971,366)	$(3,095,699)	$2,124,333	69%
Net income from discontinued operations	—	6,604	(6,604)	(100)%
Total net loss	$(971,366)	$(3,089,095)	$2,117,729	69%

Net loss from continuing operations decreased $2,124,333 or 69%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to increased operating costs and expenses as described above.

Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $971,366, and $3,095,699, for the three months ended March 31, 2023 and 2022, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On March 31, 2023, we had cash and cash equivalents of $27,020, a working capital deficit of approximately $ 9 million, and an accumulated deficit of approximately $ 62 million. Upon closing of the Merger and related transactions on May 3, 2023, we received proceeds from the issuance of preferred stock of $17.3 million. A majority of these proceeds remain within the Company after the Merger and related transactions for use in our business.

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company can meet its obligations and has adequate liquidity to operate. Significant assumptions used in the Company’s forecasted model of liquidity in the next 12 months include its current cash position, inclusive of the impacts from the Merger and related transactions, and its ability to manage spending. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least the next 12 months. Therefore, management’s conclusion is that substantial doubt is not raised as to the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
	2023	2022
Consolidated Statements of Cash Flow Data:
Net cash used in operating activities	$(171,738)	$(1,145,134)
Net cash used in investing activities	(47,600)	(1,404,122)
Net cash provided by financing activities	—	885,967
Net decrease in cash and cash equivalents	(219,338)	(1,663,289)
Cash and cash equivalents, beginning of period	246,358	2,785,188
Cash and cash equivalents, end of period	$27,020	$1,121,899

Liquidity

As of March 31, 2023, we had cash and cash equivalents of $27,030, compared to $246,358 as of December 31, 2022, a decrease of $219,338. This decrease was primarily due to cash of $171,738 used in operating activities and cash of $47,600 used in investing activities.

Operating Activities

Net cash used in operating activities was $171,738 for the three months ended March 31, 2023 and resulted primarily from a net loss of $971,366, partially offset by an increase in accounts payable and accrued expenses of $556,501 and stock based compensation of $170,120.

Net cash used in operating activities was $1,145,134 for the three months ended March 31, 2022 and resulted primarily from a net loss of $3,089,095, partially offset by stock based compensation of $1,923,105.

Investing Activities

Net cash used in investing activities was $47,600 for the three months ended March 31, 2023 and resulted from deposits made on mining equipment.

Net cash used in investing activities was $1,404,122 for the three months ended March 31, 2022 and resulted primarily from an increase in property and equipment, specifically mining equipment, of $2,111,932, partially offset by a decrease in net deposits of mining equipment of $707,810.

Financing Activities

Net cash provided by financing activities was zero for the three months ended March 31, 2023.

Net cash provided by financing activities was $885,967 for the three months ended March 31, 2022 and resulted primarily from proceeds from the exercise of warrants for $900,000.

Working Capital Deficit

The following table summarizes total current assets, liabilities, and working capital for the periods ended March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022	Increase/(Decrease)
Current assets	$4,775,099	$5,050,740	$(275,641)
Current liabilities	$13,705,333	$13,168,256	$537,077
Working capital deficit	$(8,930,234)	$(8,117,516)	$(812,718)

As of March 31, 2023, we had a working capital deficit of $8,930,234, compared to a working capital deficit of $8,117,516 as of December 31, 2022, a decrease of $812,718. The decrease was primarily due to a decrease in cash and an increase in accounts payable and accrued expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 31, 2023 and in our Information Statement on Schedule 14C, filed with the SEC on November 7, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1†	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Creek Road Merger Sub, LLC and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
3.1†	Bylaws (as filed as Exhibit 2.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003). Certificate of Incorporation of GoEnergy, Inc. (as filed as Exhibit 1.1 to the Company’s Registration Statement on Form SB-2, filed with the SEC on March 25, 2003).
3.2†	Certificate of Amendment to the Certificate of Incorporation of GoEnergy, Inc., dated December 6, 2010 (as filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.3†	Certificate of Correction, dated December 8, 2010 (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on December 13, 2010).
3.4†	Second Certificate of Correction filed January 20, 2011 (as filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 25, 2011).
3.5†	Certificate of Amendment of Certificate of Incorporation (as filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020).
3.6†	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Creek Road Miners, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.7†	Amended and Restated Bylaws of Prairie Operating Co. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.8†	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
4.1†	Form of Warrant (incorporated by reference to Exhibit C of Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.1†	Master Services Agreement and Order Form by and between Atlas Power Hosting, LLC and Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).
10.2†	Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among Prairie Operating Co., LLC, Exok, Inc. and Creek Road Miners, Inc (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.3†	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.4†	Support Agreement (Series B Preferred Stock), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.5†	Form of Support Agreement (Series C Preferred Stock) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.6†	Support Agreement (Senior Secured Convertible Debenture), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.7†	Support Agreement (Senior Secured Convertible Debenture and Series A Preferred Stock), dated as of May 3, 2023, by and among Creek Road Miners, Inc., Barlock 2019 Fund, LP, Scott D. Kaufman and American Natural Energy Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.8†	Support Agreement (Convertible Promissory Note), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Creecal Holdings, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.9†	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.10†	Stockholders Agreement, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Bristol Capital Advisors, LLC, Paul Kessler, Edward Kovalik and Gary C. Hanna (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.11†	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.12†	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.13†	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.14†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.15†	Form of 12% Amended and Restated Senior Secured Convertible Debenture Due December 31, 2023 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.16†	Amended and Restated Security Agreement, dated as of May 3, 2023, by and among Prairie Operating Co. and its subsidiaries, Barlock 2019 Fund, LP, Bristol Investment Fund, Ltd. and Gary Henrie, as collateral agent (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.17†	Form of Amended and Restated Non-Compensatory Option Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.18†	Form of Employment Agreement (President and CEO) (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.19†	Form of Employment Agreement (Other Executive Officers) (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.20†	Amended and Restated Prairie Operating Co. Long Term Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

† Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAIRIE OPERATING CO.

	By:	/s/ Edward Kovalik
Edward Kovalik
Date: May 15, 2023		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig Owen
Craig Owen
Date: May 15, 2023		Chief Financial Officer
(Principal Financial and Accounting Officer)

