Form 10-Q/A
period 2023-03-31
Prairie Operating Co.
filed 2023-06-01
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Prairie Operating Co. (the “Company,” “Prairie,” “we,” “us” or “our”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2023, solely to properly disclose that the Company Financial Statements as filed for said quarter were unaudited and not reviewed in compliance with SEC rules. The Company’s prior independent registered public accounting firm resigned and the Company engaged Ham, Langston & Brezina, L.L.P. (“HL&B”) as its new independent registered public accounting firm. The Company plans to amend this Form 10-Q/A after HL&B has the opportunity to complete the required review procedures as required for public companies.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q.

On May 3, 2023, the Company completed the previously announced merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated May 3, 2023 (the “Merger Agreement”), by and among the Company, Creek Road Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Prairie (the “Closing”), pursuant to which, among other things, Merger Sub merged with and into Prairie, with Prairie surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.”

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

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and Not Reviewed)

	March 31,	December 31,
	2023	2022
	(unaudited and not reviewed)
Assets
Current assets:
Cash and cash equivalents	$27,020	$246,358
Receivable from sale of investment	—	90,000
Prepaid expenses	26,799	40,702
Deposits on mining equipment	4,721,280	4,673,680
Total current assets	4,775,099	5,050,740

Other assets:
Property and equipment, net of accumulated depreciation of $811,792 and $747,216, respectively	1,567,431	1,632,007
Deposits and other assets	110,350	110,350
Total assets	$6,452,880	$6,793,097

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,565,924	$3,232,855
Accrued interest and expenses – related parties	3,259,997	3,055,989
Convertible notes payable	1,400,000	1,400,000
Secured convertible debenture(s) – related party(ies)	4,993,700	4,993,700
Current liabilities associated with discontinued operations	485,712	485,712
Total current liabilities	13,705,333	13,168,256

Non-current liabilities:
SBA/PPP loans payable	149,900	149,900
Total non-current liabilities	149,900	149,900
Total liabilities	13,855,233	13,318,156

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; 5,000,000 shares authorized:
Series A convertible preferred stock; $0.0001 par value; 500,000 shares authorized; 273,129 and 256,117 shares issued and outstanding, respectively	27	25
Series B convertible preferred stock; $0.0001 par value; 20,000 shares authorized; 1,458 and 1,439 shares issued and outstanding, respectively	—	—
Series C convertible preferred stock; $0.0001 par value; 15,000 shares authorized; 7,630 and 7,630 shares issued and outstanding, respectively	1	1
Common stock; $0.0001 par value; 100,000,000 shares authorized; 12,246,036 and 12,246,036 shares issued and outstanding, respectively	1,224	1,224
Additional paid-in capital	54,296,425	54,202,355
Accumulated deficit	(61,700,030)	(60,728,664)
Total stockholders’ deficit	(7,402,353)	(6,525,059)
Total liabilities and stockholders’ deficit	$6,452,880	$6,793,097

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and Not Reviewed)

	Three Months Ended
	March 31,
	2023	2022
	(unaudited and not reviewed)	(unaudited)
Revenue:
Cryptocurrency mining	$—	$343,055
eCommerce	—	42,059
Total revenue	—	385,114

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	6,305	386,342
eCommerce costs	—	17,478
Depreciation and amortization	64,576	164,520
Stock based compensation	170,120	1,923,105
General and administrative	576,289	932,861
Impairment of mined cryptocurrency	—	106,105
Total operating expenses	817,290	3,530,411
Loss from operations	(817,290)	(3,145,297)

Other income (expense):
PPP loan forgiveness	—	197,662
Interest expense	(154,076)	(148,064)
Other income	—	—
Total other income (expense)	(154,076)	49,598

Loss from operations before provision for income taxes	(971,366)	(3,095,699)
Provision for income taxes	—	—
Loss from continuing operations	(971,366)	(3,095,699)

Discontinued operations:
Income from discontinued operations	—	6,604
Gain on sale of discontinued operations	—	—
Net income from discontinued operations	—	6,604

Net loss	$(971,366)	$(3,089,095)

Dividends on preferred stock	(95,472)	(99,510)
Earnings (loss) attributable to common stockholders	$(1,066,838)	$(3,188,605)

Earnings (loss) per common share:
Earnings (loss) per share from continuing operations, basic and diluted	$(0.09)	$(0.34)
Earnings per share from discontinued operations, basic and diluted	$—	$—
Earnings (loss) per share, basic and diluted	$(0.09)	$(0.34)
Weighted average common shares outstanding, basic and diluted	12,246,036	9,427,905

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited and Not Reviewed)

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2021	223,964	$22	3,720	$-	7,880	$1	8,191,382	$819	$51,506,854	$(47,309,849)	$4,197,847

Warrants issued for services	-	-	-	-	-	-	-	-	109,383	-	109,383
Exercise of warrants	-	-	-	-	-	-	600,000	60	899,940	-	900,000
Replacement warrants issued	-	-	-	-	-	-	-	-	1,608,000	-	1,608,000
Exercise of stock options	-	-	-	-	-	-	185,216	19	(19)	-	-
Issuance of common stock for services	-	-	-	-	-	-	30,000	3	44,997	-	45,000
Issuance of series A preferred stock to settle compensation	16,072	2	-	-	-	-	-	-	160,718	-	160,720
Issuance of series B preferred stock to settle liabilities	-	-	112	-	-	-	-	-	111,459	-	111,459
Conversion of series A preferred stock to common	(20,798)	(2)	-	-	-	-	1,188,456	119	(117)	-	-
Conversion of series B preferred stock to common	-	-	(1,532)	-	-	-	1,208,751	120	(120)	-	-
Conversion of secured convertible debenture to Common stock	-	-	-	-	-	-	36,000	4	6,296	-	6,300
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(66,763)	-	(66,763)
Dividend on Series B preferred stock	-	-	-	-	-	-	-	-	(32,837)	-	(32,837)
Net loss	-		-	-	-	-	-	-	-	(3,089,095)	(3,089,095)
Balance, March 31, 2022 (unaudited)	219,238	$22	2,300	$-	7,880	$1	11,439,805	$1,144	$54,347,791	$(50,398,944)	$3,950,014

	Series A Preferred Stock Par value $0.0001		Series B Preferred Stock Par value $0.0001		Series C Preferred Stock Par value $0.0001		Common Stock Par value $0.0001		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022	256,117	$25	1,439	$-	7,630	$1	12,246,036	$1,224	$54,202,355	$(60,728,664)	$(6,525,059)

Issuance of series A preferred stock to settle compensation	17,012	2	-	-	-	-	-	-	170,118	-	170,120
Issuance of series B preferred stock to settle liabilities	-	-	19	-	-	-	-	-	19,424	-	19,424
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(75,784)	-	(75,784)
Dividend on Series B preferred stock	-	-	-	-	-	-	-	-	(19,688)	-	(19,688)
Net loss	-	-	-	-	-	-	-	-	-	(971,366)	(971,366)
Balance, March 31, 2023 (unaudited and not reviewed)	273,129	$27	1,458	$-	7,630	$1	12,246,036	$1,224	$54,296,425	$(61,700,030)	$(7,402,353)

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and Not Reviewed)

	Three Months Ended March 31,
	2023	2022
	(unaudited and not reviewed)	(unaudited)
Cash flow from operating activities:
Net loss	$(971,366)	$(3,089,095)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,576	164,520
Amortization of lease right	—	(148)
Stock based compensation	170,120	1,923,105
Impairment of cryptocurrency	—	106,105
PPP loan forgiveness	—	(197,662)
Changes in operating assets and liabilities:
Accounts receivable	—	307
Receivable from sale of investment	90,000	—
Prepaid expenses	13,903	(56,414)
Inventory	—	1,906
Cryptocurrency, net of mining fees	—	(336,187)
Accounts payable and accrued expenses	556,501	446,413
Accrued and unpaid dividends on preferred stock	(95,472)	(99,600)
Liabilities associated with discontinued operations	—	(8,384)
Net cash used in operating activities	(171,738)	(1,145,134)

Cash flow from investing activities:
Deposits on mining equipment, net	(47,600)	707,810
Purchase of property and equipment	—	(2,111,932)
Net cash used in investing activities	(47,600)	(1,404,122)

Cash flow from financing activities:
Proceeds from the exercise of warrants	—	900,000
Paydown of SBA/PPP loans payable	—	(14,033)
Net cash provided by financing activities	—	885,967

Net decrease in cash and cash equivalents	(219,338)	(1,663,289)
Cash and cash equivalents, beginning of period	246,358	2,785,188
Cash and cash equivalents, end of period	$27,020	$1,121,899

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosures of noncash investing and financing activity:
Issuance of series A preferred stock to settle accrued liabilities and compensation	$170,120	$160,720
Issuance of series B preferred stock to settle accrued liabilities	$19,424	$111,459
Dividends on preferred stock	$95,472	$—
Conversion of preferred stock to common stock	$—	$239
Conversion of secured convertible debentures to common stock	$—	$6,300

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2023

(Unaudited and Not Reviewed)

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

PRAIRIE OPERATING CO.

	By:	/s/ Edward Kovalik
Edward Kovalik
Date: June 1, 2023		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig Owen
Craig Owen
Date: June 1, 2023		Chief Financial Officer
(Principal Financial and Accounting Officer)

