Form 10-Q/A
period 2023-03-31
Prairie Operating Co.
filed 2023-06-16
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on June 14, 2023
Common Stock, $0.0001 par value	175,961,698

EXPLANATORY NOTE

Prairie Operating Co. (the “Company,” “Prairie,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2023, as amended by Amendment No. 1 on Form 10-Q/A, as filed with the SEC on June 1, 2023 (the “Amendment No. 1”). The Original Form 10-Q was not reviewed by the Company’s independent registered public accounting firm, as reported in the Amendment No. 1. The Company’s prior independent registered public accounting firm resigned and the Company engaged Ham, Langston & Brezina, L.L.P. (“HL&B”) as its new independent registered public accounting firm. HL&B has now reviewed the Form 10-Q/A.

The Company updated its disclosures in this Amendment No. 2 for events that occurred after the date the Original Form 10-Q was filed. For the quarter ended March 31, 2022, revenues and expenses associated with eCommerce activities were reclassified to discontinued operations and for the quarter ended March 31, 2023, deposits on mining equipment were reclassified to non-current assets. The filing of this Form 10-Q/A caused the Company’s Chief Executive Officer and Chief Financial Officer to conclude that a material weakness in our internal control over financial reporting was present and that our disclosure controls and procedures were not effective as of March 31, 2023. Except as described above, this Amendment does not materially amend, modify or update the information in, or exhibits to, the Original Form 10-Q and does not change any reported financial results in the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q.

On May 3, 2023, the Company completed the previously announced merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated May 3, 2023 (the “Merger Agreement”), by and among the Company, Creek Road Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Prairie LLC (the “Closing”), pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.”

Although this Quarterly Report on Form 10-Q is filed after the completion of the Merger, unless otherwise specifically noted herein, information set forth herein only relates to the period as of and for the quarter ended March 31, 2023 as of December 31, 2022 and therefore does not include the information of Prairie LLC for those periods. Accordingly, unless otherwise specifically noted herein, references herein to Prairie Operating Co., the Company, we, us or our refer only to the Company and its subsidiaries prior to the Merger and does not include Prairie LLC.

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$27,020	$246,358
Receivable from sale of investment	—	90,000
Prepaid expenses	26,799	40,702
Deposits on mining equipment	—	4,673,680
Total current assets	53,819	5,050,740

Other assets:
Property and equipment, net of accumulated depreciation of $811,792 and $747,216, respectively	1,567,431	1,632,007
Deposits on mining equipment	4,721,280	—
Deposits and other assets	110,350	110,350
Total assets	$6,452,880	$6,793,097

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,565,924	$3,232,855
Accrued interest and expenses – related parties	3,259,997	3,055,989
Convertible notes payable	1,400,000	1,400,000
Secured convertible debenture(s) – related party(ies)	4,993,700	4,993,700
Current liabilities associated with discontinued operations	485,712	485,712
Total current liabilities	13,705,333	13,168,256

Non-current liabilities:
SBA/PPP loans payable	149,900	149,900
Total non-current liabilities	149,900	149,900
Total liabilities	13,855,233	13,318,156

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; 5,000,000 shares authorized:
Series A convertible preferred stock; $0.0001 par value; 500,000 shares authorized; 273,129 and 256,117 shares issued and outstanding, respectively	27	25
Series B convertible preferred stock; $0.0001 par value; 20,000 shares authorized; 1,458 and 1,439 shares issued and outstanding, respectively	—	—
Series C convertible preferred stock; $0.0001 par value; 15,000 shares authorized; 7,630 and 7,630 shares issued and outstanding, respectively	1	1
Common stock; $0.0001 par value; 100,000,000 shares authorized; 12,246,036 and 12,246,036 shares issued and outstanding, respectively	1,224	1,224
Additional paid-in capital	54,296,425	54,202,355
Accumulated deficit	(61,700,030)	(60,728,664)
Total stockholders’ deficit	(7,402,353)	(6,525,059)
Total liabilities and stockholders’ deficit	$6,452,880	$6,793,097

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Cryptocurrency mining	$—	$343,055

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	6,305	386,342
Depreciation and amortization	64,576	164,520
Stock based compensation	170,120	1,923,105
General and administrative	576,289	932,861
Impairment of mined cryptocurrency	—	106,105
Total operating expenses	817,290	3,512,933
Loss from operations	(817,290)	(3,169,878)

Other income (expense):
PPP loan forgiveness	—	197,662
Interest expense	(154,076)	(148,064)
Other income	—	—
Total other income (expense)	(154,076)	49,598

Loss from operations before provision for income taxes	(971,366)	(3,120,280)
Provision for income taxes	—	—
Loss from continuing operations	(971,366)	(3,120,280)

Discontinued operations:
Income from discontinued operations	—	31,185
Gain on sale of discontinued operations	—	—
Net income from discontinued operations	—	31,185

Net loss	$(971,366)	$(3,089,095)

Dividends on preferred stock	(95,472)	(99,510)
Income (loss) attributable to common stockholders	$(1,066,838)	$(3,188,605)

Income (loss) per common share:
Income (loss) per share from continuing operations, basic and diluted	$(0.09)	$(0.34)
Income per share from discontinued operations, basic and diluted	$—	$—
Income (loss) per share, basic and diluted	$(0.09)	$(0.34)
Weighted average common shares outstanding, basic and diluted	12,246,036	9,427,905

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Series A Preferred Stock		Series B Preferred		Series C Preferred		Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2021	223,964	$22	3,720	$-	7,880	$1	8,191,382	$819	$51,506,854	$(47,309,849)	$4,197,847

Warrants issued for services	-	-	-	-	-	-	-	-	109,383	-	109,383
Exercise of warrants	-	-	-	-	-	-	600,000	60	899,940	-	900,000
Replacement warrants issued	-	-	-	-	-	-	-	-	1,608,000	-	1,608,000
Exercise of stock options	-	-	-	-	-	-	185,216	19	(19)	-	-
Issuance of common stock for services	-	-	-	-	-	-	30,000	3	44,997	-	45,000
Issuance of series A preferred stock to settle compensation	16,072	2	-	-	-	-	-	-	160,718	-	160,720
Issuance of series B preferred stock to settle liabilities	-	-	112	-	-	-	-	-	111,459	-	111,459
Conversion of series A preferred stock to common	(20,798)	(2)	-	-	-	-	1,188,456	119	(117)	-	-
Conversion of series B preferred stock to common	-	-	(1,532)	-	-	-	1,208,751	120	(120)	-	-
Conversion of secured convertible debenture to Common stock	-	-	-	-	-	-	36,000	4	6,296	-	6,300
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(66,763)	-	(66,763)
Dividend on Series B preferred stock	-	-	-	-	-	-	-	-	(32,837)	-	(32,837)
Net loss	-		-	-	-	-	-	-	-	(3,089,095)	(3,089,095)
Balance, March 31, 2022	219,238	$22	2,300	$-	7,880	$1	11,439,805	$1,144	$54,347,791	$(50,398,944)	$3,950,014

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	256,117	$25	1,439	$-	7,630	$1	12,246,036	$1,224	$54,202,355	$(60,728,664)	$(6,525,059)

Issuance of series A preferred stock to settle compensation	17,012	2	-	-	-	-	-	-	170,118	-	170,120
Issuance of series B preferred stock to settle liabilities	-	-	19	-	-	-	-	-	19,424	-	19,424
Dividend on Series A preferred stock	-	-	-	-	-	-	-	-	(75,784)	-	(75,784)
Dividend on Series B preferred stock	-	-	-	-	-	-	-	-	(19,688)	-	(19,688)
Net loss	-	-	-	-	-	-	-	-	-	(971,366)	(971,366)
Balance, March 31, 2023	273,129	$27	1,458	$-	7,630	$1	12,246,036	$1,224	$54,296,425	$(61,700,030)	$(7,402,353)

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(971,366)	$(3,089,095)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,576	164,520
Amortization of lease right	—	(148)
Stock based compensation	170,120	1,923,105
Impairment of cryptocurrency	—	106,105
PPP loan forgiveness	—	(197,662)
Changes in operating assets and liabilities:
Accounts receivable	—	307
Receivable from sale of investment	90,000	—
Prepaid expenses	13,903	(56,414)
Inventory	—	1,906
Cryptocurrency, net of mining fees	—	(336,187)
Accounts payable and accrued expenses	556,501	446,413
Accrued and unpaid dividends on preferred stock	(95,472)	(99,600)
Liabilities associated with discontinued operations	—	(8,384)
Net cash used in operating activities	(171,738)	(1,145,134)

Cash flow from investing activities:
Deposits on mining equipment, net	(47,600)	707,810
Purchase of property and equipment	—	(2,111,932)
Net cash used in investing activities	(47,600)	(1,404,122)

Cash flow from financing activities:
Proceeds from the exercise of warrants	—	900,000
Paydown of SBA/PPP loans payable	—	(14,033)
Net cash provided by financing activities	—	885,967

Net decrease in cash and cash equivalents	(219,338)	(1,663,289)
Cash and cash equivalents, beginning of period	246,358	2,785,188
Cash and cash equivalents, end of period	$27,020	$1,121,899

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosures of noncash investing and financing activity:
Issuance of series A preferred stock to settle accrued liabilities and compensation	$170,120	$160,720
Issuance of series B preferred stock to settle accrued liabilities	$19,424	$111,459
Accrued dividends on preferred stock	$95,472	$—
Conversion of preferred stock to common stock	$—	$239
Conversion of secured convertible debentures to common stock	$—	$6,300

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

The Merger Agreement and Related Transactions

On May 3, 2023, Prairie Operating Co., a Delaware corporation formerly named Creek Road Miners, Inc., completed its previously announced merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023 (the “Merger Agreement,” and the closing thereunder, the “Closing”), by and among the Company, Creek Road Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Prairie LLC, pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.” The Company continues to trade under the current ticker symbol “CRKR” and expects to commence trading on the OTCQB under the new name and ticker symbol “PROP” once FINRA processes the Company’s pending Rule 10b-17 action request pursuant to FINRA Rule 6490.

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

To fund the Exok Transaction, the Company received an aggregate of $17.3 million in proceeds from a number of investors (the “PIPE Investors”), and the PIPE Investors were issued Series D preferred stock, par value $0.01 per share (“Series D Preferred Stock”), with a stated value of $1,000 per share and convertible into shares of Common Stock at a price of $0.175 per share, and 100% warrant coverage for each of Series A warrants to purchase shares of Common Stock (the “Series A Warrants”) and Series B warrants to purchase shares of Common Stock (the “Series B Warrants” and together with the Series A Warrants, the “PIPE Warrants”), in a private placement pursuant to securities purchase agreements entered into with each PIPE Investor (collectively, the “Securities Purchase Agreements”).

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

As of March 31, 2023, none of the 600 miners purchased from Bitmain have been delivered to the Company. In May 2023, the Company paid shipping costs of $54,000 and initiated the shipment of miners to the Company from Asia.

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

Note 2. Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $971,366, and $3,095,699, for the three months ended March 31, 2023 and 2022, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On March 31, 2023, we had cash and cash equivalents of $27,020, a working capital deficit of approximately $14 million, and an accumulated deficit of approximately $62 million. Upon closing of the Merger and related transactions on May 3, 2023, we received proceeds from the issuance of preferred stock of $17.3 million. A majority of these proceeds remain within the Company after the Merger and related transactions for use in our business.

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company can meet its obligations and has adequate liquidity to operate. Significant assumptions used in the Company’s forecasted model of liquidity in the next 12 months include its current cash position, inclusive of the impacts from the Merger and related transactions discussed above, and its ability to manage spending. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least the next 12 months.

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

Note 6. Property and Equipment

Property and equipment, excluding those associated with discontinued operations, stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2023	December 31, 2022
Cryptocurrency miners	$2,152,970	$2,152,970
Mobile data center	219,372	219,372
Computer equipment	6,881	6,881
Total	2,379,223	2,379,223
Less accumulated depreciation	(811,792)	(747,216)
Property and equipment, net	$1,567,431	$1,632,007

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

In addition, in January 2022, the Company began renting executive office space located at 2700 Homestead Road, Park City, UT 84098, for approximately $3,000 per month from ANEC. The amount of rent paid to ANEC for the three months ended March 31, 2023 and March 31, 2022 was $0 and $9,000, respectively.

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

The Creecal Note is convertible at the holder’s option at the conversion price of the Company’s Series C preferred stock then in effect (the “Creecal Note Conversion Price”), provided that so long as an event of default has not occurred under the Note and the Company’s Series B preferred stock remains outstanding, the Creecal Note Conversion Price shall not be lower than the conversion price of the Series B preferred stock. Unless the holder opts to convert the Creecal Note contemporaneously with the Merger, the Creecal Note will be immediately due and paid at the closing of the Merger. In the event the Merger is abandoned or cancelled the Creecal Note will be due 30 days after such event. In connection with the Merger and related transactions discussed in Note 1, all amounts payable under the Creecal Note were converted into shares of Common Stock.

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

The Alpha Note is convertible at Alpha’s option at the conversion price of the Company’s Series C preferred stock then in effect (the “Alpha Note Conversion Price”). Upon notice that the Merger is imminent, Alpha will convert the Alpha Note at a 10% discount of the amounts owed thereunder into shares of common stock at the lower of: (i) the Alpha Note Conversion Price; or (ii) the lowest per share valuation attributed to the common stock in the Merger and any capital raise completed by the Company in connection with the Merger. In connection with the Merger and related transactions discussed in Note 1, all amounts payable under the Alpha Note were converted into shares of Common Stock.

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

The following table summarizes stock option activity during the three months ended March 31, 2023:

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2022	259,250	$0.25
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Outstanding at March 31, 2023	259,250	$0.25

Exercisable at December 31, 2022	259,250	$0.25
Exercisable at March 31, 2023	259,250	$0.25

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

The assets and liabilities related to discontinued operations consists of the following:

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Prepaid expenses	$—	$—
Inventory	—	—
Total current assets	—	—

Other assets:
Property and equipment, net	—	—
Intangible assets, net	—	—
Total assets	$—	$—

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$485,712	$485,712
Deferred revenue	—	—
Due to CONtv	—	—
Total liabilities	$485,712	$485,712

In addition, revenue and expenses from discontinued operations were as follows:

	Three Months Ended
	March 31,
	2023	2022
Revenue	$—	$—

Operating costs and expenses:
Cost of revenue	—	—
General and administrative	—	—
Total operating expenses	—	—
Loss from operations	—	—

Other income (expense):
Other income	—	31,185
Interest income	—	—
Loss on disposal of fixed assets	—	—
Total other income (expense)	—	31,185

Income (loss) from discontinued operations	$—	$31,185

Note 18. Subsequent Events

Merger

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

As described in Note 1, on May 3, 2023, the Company consummated the Merger.

Reimbursements

Following the Merger, the Board approved a one-time payment of $250,000 for each of three current Board members (two former members of Prairie Operating Co., LLC and the Executive Chairman of the Company prior to the Merger) in light of the significant unpaid time and resources expended by each of these parties to finalize the Merger, including extensive travel, due diligence, negotiation, structuring, legal management and investment banking disciplines.

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

To fund the Exok Transaction, the Company received an aggregate of $17.3 million in proceeds from a number of investors (the “PIPE Investors”), and the PIPE Investors were issued Series D preferred stock, par value $0.01 per share (“Series D Preferred Stock”), with a stated value of $1,000 per share and convertible into shares of Common Stock at a price of $0.175 per share, and 100% warrant coverage for each of Series A warrants to purchase shares of Common Stock (the “Series A Warrants”) and Series B warrants to purchase shares of Common Stock (the “Series B Warrants” and together with the Series A Warrants, the “PIPE Warrants”), in a private placement pursuant to securities purchase agreements entered into with each PIPE Investor (collectively, the “Securities Purchase Agreements”).

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. Such reclassification did not affect net assets, net loss or cash flows as previously presented.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

Revenue:
Cryptocurrency mining	$—	$343,055	$(343,055)	(100)%

Operating costs and expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	6,305	386,342	(380,037)	(98)%
Depreciation and amortization	64,576	164,520	(99,944)	(61)%
Stock based compensation	170,120	1,923,105	(1,752,985)	(91)%
General and administrative	576,289	932,861	(356,572)	(38)%
Impairment of mined cryptocurrency	—	106,105	(106,105)	(100)%
Total operating expenses	817,290	3,512,933	(2,695,643)	(77)%

Loss from operations	(817,290)	(3,169,878)	2,352,588	74%

Other income (expense):
PPP loan forgiveness	—	197,662	(197,662)	(100)%
Interest expense	(154,076)	(148,064)	(6,012)	(4)%
Other income	—	—	—	—%
Total other income (expense)	(154,076)	49,598	(203,674)	(411)%
Net loss from continuing operations	(971,366)	(3,120,280)	2,148,914	69%

Discontinued operations:
Income (loss) from discontinued operations	—	31,185	(31,185)	(100)%
Gain from sale of discontinued operations	—	—	—	—%
Net income from discontinued operations	—	31,185	(31,185)	(100)%
Net loss	$(971,366)	$(3,089,095)	$2,117,729	69%

Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue:
Cryptocurrency mining	$—	$343,055	$(343,055)	(100)%

Total revenue decreased $385,114, or 100%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Since June 30, 2022 the Company has neither received meaningful cryptocurrency awards nor generated meaningful revenue from cryptocurrency mining.

Operating Costs and Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating Costs and Expenses:
Cryptocurrency mining costs (exclusive of depreciation and amortization shown below)	$6,305	$386,342	$(380,037)	(98)%
Depreciation and amortization	64,576	164,520	(99,944)	(61)%
Stock based compensation	170,120	1,923,105	(1,752,985)	(91)%
General and administrative	576,289	932,861	(356,572)	(38)%
Impairment of mined cryptocurrency	—	106,105	(106,105)	(100)%
Total operating expenses	$817,290	$3,512,933	$(2,695,643)	(77)%

Our operating costs and expenses decreased $2,695,643, or 77%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to lower stock based compensation of $1,752,985, lower cryptocurrency mining costs of $380,037, and lower general and administrative costs of $356,572.

Net Income (Loss)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net Income (Loss):
Net loss from continuing operations	$(971,366)	$(3,120,280)	$2,148,914	69%
Net income from discontinued operations	—	31,185	(31,185)	(100)%
Total net loss	$(971,366)	$(3,089,095)	$2,117,729	69%

Net loss from continuing operations decreased $2,148,914 or 69%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to decreased operating costs and expenses as described above.

Going Concern Analysis

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. The Company had net losses from continuing operations of $971,366, and $3,095,699, for the three months ended March 31, 2023 and 2022, respectively. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On March 31, 2023, we had cash and cash equivalents of $27,020, a working capital deficit of approximately $14 million, and an accumulated deficit of approximately $ 62 million. Upon closing of the Merger and related transactions on May 3, 2023, we received proceeds from the issuance of preferred stock of $17.3 million. A majority of these proceeds remain within the Company after the Merger and related transactions for use in our business.

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

Liquidity

As of March 31, 2023, we had cash and cash equivalents of $27,020, compared to $246,358 as of December 31, 2022, a decrease of $219,338. This decrease was primarily due to cash of $171,738 used in operating activities and cash of $47,600 used in investing activities.

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

Working Capital Deficit

The following table summarizes total current assets, liabilities, and working capital for the periods ended March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022	Increase/(Decrease)
Current assets	$53,819	$5,050,740	$(4,996,921)
Current liabilities	$13,705,333	$13,168,256	$537,077
Working capital deficit	$(13,651,514)	$(8,117,516)	$(5,533,998)

As of March 31, 2023, we had a working capital deficit of $13,651,514, compared to a working capital deficit of $8,117,516 as of December 31, 2022, a decrease of $5,533,998. The decrease was primarily due to a reclassification of deposits on mining equipment from current assets as of March 31, 2023, a decrease in cash and an increase in accounts payable and accrued expenses.

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

Previously, based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023. The Chief Executive Officer and Chief Financial Officer re-evaluated our disclosure controls and procedures due to the events causing the filing of this Form 10-Q/A. As a result of this re-evaluation, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that a material weakness in our internal control over financial reporting was present and that our disclosure controls and procedures were not effective as of March 31, 2023.

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

Management did not design and implement effective controls regarding certain processes around our financial reporting requirements which we determined to be a material weakness. Specifically, we did not design and maintain adequate processes to ensure timely review of its Original Form 10-Q in compliance with SEC rules.

This material weakness could impact the effectiveness of our internal control over financial reporting and result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness

Our Chief Executive Officer, Chief Financial Officer, and senior leadership team are committed to remediating the material weakness in our internal control over financial reporting in a timely manner and with oversight from the Audit Committee of the Board of Directors. We have, among other actions, implemented actions to address the root cause of the material weakness. In conjunction with this remediation plan, during our fiscal quarter ended June 30, 2023, we plan to design and implement a processes and procedures to ensure any information required to be disclosed in the reports that we file or submit under Exchange Act and is required to be presented is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Specific remedial actions already undertaken by management have included the engagement of Ham, Langston & Brezina, L.L.P. (“HL&B”) as its new independent registered public accounting firm on May 30, 2023 for the Company’s fiscal year ending December 31, 2023, and related interim periods. HL&B has completed the required review procedures as required for public companies for this Form 10-Q/A.

While we believe these plans and actions will address and remediate the material weakness, the material weakness will not be considered remediated until there has been appropriate time for us to conclude through testing that the controls are designed and operating effectively. Such remediation is anticipated to be completed during the current year.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no other changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PRAIRIE OPERATING CO.

	By:	/s/ Edward Kovalik
Edward Kovalik
Date: June 16, 2023		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig Owen
Craig Owen
Date: June 16, 2023		Chief Financial Officer
(Principal Financial and Accounting Officer)

