Form 10-Q
period 2023-06-30
Prairie Operating Co.
filed 2023-08-14
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-33383

Prairie Operating Co.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

602 Sawyer, Suite 710 Houston, TX	77007
(Address of principal executive offices)	(Zip Code)

(713) 424-4247

(Registrant’s telephone number, including area code)

N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 11, 2023
Common Stock, $0.0001 par value	175,961,698

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$8,551,483	$79,845
Accounts receivable	94,649	—
Prepaid expenses	381,263	—
Total current assets	9,027,395	79,845

Property and equipment:
Oil and natural gas properties, successful efforts method of accounting ($3,189,031 excluded from amortization at June 30, 2023)	3,189,031	—
Cryptocurrency mining equipment	4,293,422	—
Less: Accumulated depreciation, depletion and amortization	(132,851)	—
Total property and equipment, net	7,349,602
Deposits on mining equipment	150,000	—
Deferred transaction costs	—	1,760,665
Total assets	$16,526,997	$1,840,510

Liabilities and Members’/Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,407,449	$2,219,946
Accrued interest and expenses – related parties	19,333	2,084
Secured convertible debenture (related party)	1,361,000	—
Secured convertible debenture	1,361,000	—
Total current liabilities	7,148,782	2,222,030

Long-term liabilities:
SBA loan payable	150,000	—
Other long-term liabilities – share issuance obligation	1,235,823	—
Total long-term liabilities	1,385,823	—
Total liabilities	8,534,605	2,222,030

Commitments and contingencies (Note 9)

Members’ deficit	—	(381,520)
Stockholders’ equity:
Preferred stock; 50,000,000 shares authorized:
Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized and 21,799 shares issued and outstanding at June 30, 2023; zero shares authorized, issued and outstanding at December 31, 2022	218	—
Common stock; $0.01 par value; 500,000,000 shares authorized and 175,961,698 shares issued and outstanding at June 30, 2023; zero shares authorized, issued and outstanding at December 31, 2022	1,759,617	—
Additional paid-in capital	27,218,567
Accumulated deficit	(20,986,010)	—
Total stockholders’ equity	7,992,392	—
Total liabilities and members’/stockholders’ equity	$16,526,997	$1,840,510

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	June 7, 2022 (date of inception) through	Six Months Ended	June 7, 2022 (date of inception) through
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue:
Cryptocurrency mining	$179,318	$—	$179,318	$—

Operating costs and expenses:
Cryptocurrency mining costs	93,244	—	93,244	—
Depreciation and amortization	132,851	—	132,851	—
General and administrative	2,857,471	32,723	2,921,863	32,723
Impairment of cryptocurrency mining equipment	16,794,688	—	16,794,688	—
Total operating expenses	19,878,254	32,723	19,942,646	32,723
Loss from operations	(19,698,936)	(32,723)	(19,763,328)	(32,723)

Other income (expense):
Interest income	43,037	—	43,037	—
Interest expense	(43,719)	—	(43,719)	—
Loss on adjustment to fair value - AR Debentures	(741,000)	—	(741,000)	—
Loss on adjustment to fair value - Obligation Shares	(706,185)	—	(706,185)	—
Total other income (expense)	(1,447,867)	—	(1,447,867)	—

Loss from operations before provision for income taxes	(21,146,803)	(32,723)	(21,211,195)	(32,723)
Provision for income taxes	—	—	—	—
Net loss	$(21,146,803)	$(32,723)	$(21,211,195)	$(32,723)

Loss per common share:
Basic	$(0.19)	$—	(0.38)	—
Diluted	$(0.19)	$—	(0.38)	—
Weighted average common shares outstanding:
Basic	112,151,412	—	56,385,516	—
Diluted	112,151,412	—	56,385,516	—

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Members’/Stockholders’ Deficit

(Unaudited)

	Members’ Deficit	Shareholders’ Equity
	Members’	Series D Preferred Stock Par value $0.01		Common Stock Par value $0.01		Additional Paid In	Accumulated	Stockholders’ Equity
	Deficit	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022	$(381,520)	—	$—	—	$—	$—	$—	$—

Net loss	(64,392)	—	—	—	—	—	—	—

Balance, March 31, 2023	(445,912)	—	—	—	—	—	—	—
Net loss from April 1, 2023 through May 3, 2023	(160,793)	—	—	—	—	—	—	—
Conversion of membership interests	606,705	—	—	65,647,676	656,477	(1,263,182)	—	(606,705)
Issuance of common stock to former stockholders of Creek Road Miners upon Merger	—	—	—	110,314,022	1,103,140	8,825,122	—	9,928,262
Issuance of Series D preferred stock	—	17,376	174	—	—	16,447,475	—	16,447,649
Issuance to holders of Convertible Debentures for settlement of Creek Road Miners liabilities	—	4,423	44	—	—	3,209,152	—	3,209,196

Net loss from May 4, 2023 through June 30, 2023	—	—	—	—	—	—	(20,986,010)	(20,986,010)

Balance, June 30, 2023	$—	21,799	$218	175,961,698	$1,759,617	$27,218,567	$(20,986,010)	$7,992,392

Members’ Deficit

Balance, June 7, 2022 (date of inception)	$—

Net loss	(32,723)

Balance, June 30, 2023	$(32,723)

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,	June 7, 2022 (date of inception) through June 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(21,211,195)	$(32,723)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132,851	—
Impairment of cryptocurrency mining equipment	16,794,688	—
Loss on adjustment to fair value - AR Debentures	741,000	—
Loss on adjustment to fair value - Obligation Shares	706,185	—
Changes in operating assets and liabilities:
Accounts receivable	(86,635)	—
Prepaid expenses	(317,468)	—
Accounts payable and accrued expenses	(1,837,050)	32,723
Accrued interest and expenses – related parties	17,249	—
Net cash used in operating activities	(5,060,375)	—

Cash flow from investing activities:
Cash acquired in connection with the Merger	42,360	—
Acquisition of unproved oil and gas properties	(3,000,000)	—
Transaction expenses related to the Merger	(308,452)	—
Additions to mining equipment	(169,097)	—
Net cash used in investing activities	(3,435,189)	—

Cash flow from financing activities:
Proceeds from the issuance of Series D preferred stock and warrants	17,376,250	—
Financing costs associated with issuance of Series D preferred stock	(409,048)	—
Net cash provided by financing activities	16,967,202	—

Net increase (decrease) in cash and cash equivalents	8,471,638	—
Cash and cash equivalents, beginning of period	79,845	—
Cash and cash equivalents, end of period	$8,551,483	$—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$9,503	$—

Supplemental disclosures of noncash investing and financing activity:
Deferred transaction costs associated with the Merger and Exok Transaction	$—	$227,182
Deferred transaction costs associated with the PIPE Transaction	$—	$13,163
Cryptocurrency mining equipment and deposits acquired in the Merger	$20,760,560	—
Secured convertible debentures assumed in the Merger	$1,981,000	—
SBA loan payable acquired assumed in the Merger	$150,000	—
Membership interests converted into shares of common stock	$(606,705)	$—
Common stock issued at Merger	$9,928,262	$—
Series D Preferred stock issued at Merger	$3,209,196	$—
Deferred transaction costs capitalized to oil and natural gas properties	$189,031	$—
Deferred transaction costs associated with financing	$519,533	$—

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2023

(Unaudited)

Note 1. Organization, Description of Business and Basis of Presentation

Organization

On May 3, 2023, we changed our name from Creek Road Miners, Inc. to Prairie Operating Co. (the “Company,” “we,” “us” or “our”) in connection with the Merger (as defined below). The Company was incorporated in Delaware on May 2, 2001. The Company is an independent energy company engaged in oil, natural gas and NGLs development, exploration and production (“E&P”). The Company is also a crypto company focused on cryptocurrency mining (“Cryptocurrency Mining”). Prairie Operating Co. operates in two segments: E&P and Cryptocurrency Mining.

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

Upon the Merger, membership interests in Prairie LLC were converted into the right to receive each member’s pro rata share of 65,647,676 shares of common stock of the Company, par value $0.01 per share (“Common Stock”).

In addition, the Company consummated the previously announced purchase of oil and gas leases, including all of Exok, Inc.’s, an Oklahoma corporation (“Exok”), right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, consisting of approximately 3,157 net mineral acres in, on and under approximately 4,494 gross acres (the “Exok Assets”) from Exok for $3,000,000 pursuant to the Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among the Company, Prairie LLC and Exok (the “Exok Transaction”).

To fund the Exok Transaction, the Company received an aggregate of $17.3 million in proceeds from a number of investors (the “PIPE Investors”), and the PIPE Investors were issued Series D preferred stock, par value $0.01 per share (“Series D Preferred Stock”), with a stated value of $1,000 per share and convertible into shares of Common Stock at a price of $0.175 per share (the “PIPE Preferred Stock”), and 100% warrant coverage for each of Series A warrants to purchase shares of Common Stock (the “Series A Warrants”) and Series B warrants to purchase shares of Common Stock (the “Series B Warrants” and together with the Series A Warrants, the “PIPE Warrants”), in a private placement pursuant (the “PIPE Transaction”) to securities purchase agreements entered into with each PIPE Investor (collectively, the “Securities Purchase Agreements”).

The Merger has been accounted for as a reverse asset acquisition under existing GAAP. For accounting purposes, Prairie LLC was treated as acquiring Merger Sub in the Merger. See Note 3 for further discussion.

Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Prairie LLC with the acquisition being treated as the equivalent of Prairie LLC issuing stock for the net assets of the Company. At the date of the Merger, the assets and liabilities of the Company were recorded based upon relative fair values, with no goodwill or other intangible assets recorded.

Description of Business

E&P

We are engaged in the development, exploration and production of oil, natural gas, and NGLs with operations focused on unconventional oil and natural gas reservoirs located in Colorado focused on the Niobrara and Codell formations. All of the Company’s E&P assets were acquired in the Exok Transaction and consist of certain oil and gas leasehold interests with no existing oil and gas production or revenue. Our current activities are focused on obtaining requisite permits to begin drilling wells and, as such, we have no current drilling or completion operations.

Cryptocurrency Mining

Our mining operations commenced on May 3, 2023 concurrent with the Merger. Currently, we generate all our revenue through our cryptocurrency mining activities from assets we acquired in the Merger. We use special cryptocurrency mining computers (known as “miners”) to solve complex cryptographic algorithms to support the Bitcoin blockchain. Miners measure their processing power, which is known as “hashing” power, in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” We do not own, control or take custody of Bitcoin; rather, our service provider retains all Bitcoin rewards and remits net revenue from cryptocurrency mining to us in the form of US dollars.

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (ASIC) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (SHA-256) in return for Bitcoin cryptocurrency rewards. As of June 30, 2023, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity, 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, and 606 Bitmain S19 XP miners with 84.2 Ph/s of hashing capacity.

At May 3, 2023, the assets acquired by the Company from Creek Road Miners, Inc. included 606 Bitmain S19 XP miners for which deposits had been made and were located in Asia. Such miners have now been shipped to the Company in the United States and were deployed for use in cryptocurrency mining operations on June 28, 2023.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with Prairie LLC’s financial statements and notes thereto for the fiscal year ended December 31, 2022 and included in the Company’s Form 8-K/A filed on June 16, 2023. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected. Except as noted, all adjustments contained herein are of a normal recurring nature. Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results. The Company evaluates subsequent events through the date the financial statements are issued.

Going Concern Analysis

The Company had a net loss of $21.1 million for the three months ended June 30, 2023. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On June 30, 2023, we had cash and cash equivalents of $8.6 million, a working capital surplus of approximately $1.9 million, and an accumulated deficit of approximately $21.0 million.

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

Note 2. Summary of Significant Accounting Policies

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

These estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities, estimates and assumptions made in valuing assets and debt instruments issued in the Merger, and realization of deferred tax assets.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company does not anticipate incurring any losses related to these credit risks.

Cash and Cash Equivalents

Cash and cash equivalents are defined by the Company as short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash. Management considers cash and cash equivalents to have minimal credit and market risk. The Company had $8,551,483 and $79,845 in cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Accounts Receivable

Accounts receivable represents revenue recognized, but for which payment has not yet been received. No allowance for doubtful accounts was recorded as of June 30, 2023 and December 31, 2022.

Property and equipment

E&P: We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, expiration of unproved leasehold, delay rentals and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead and similar activities are also expensed as incurred. All property acquisition costs and development costs are capitalized when incurred.

Exploratory drilling costs are initially capitalized, or suspended, pending the determination of proved reserves. If proved reserves are found, drilling costs remain capitalized and are classified as proved properties. Costs of unsuccessful wells are charged to exploration expense. For exploratory wells that find reserves that cannot be classified as proved when drilling is completed, costs continue to be capitalized as suspended exploratory drilling costs if there have been sufficient reserves found to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operational viability of the project. If we determine that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed. In some instances, this determination may take longer than one year. We review the status of all suspended exploratory drilling costs quarterly. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of natural gas and oil are capitalized.

Costs of drilling and equipping successful wells, costs to construct or acquire facilities, and associated asset retirement costs are depreciated using the unit-of-production (“UOP”) method based on total estimated proved developed oil and natural gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties, are depleted using the UOP method based on total estimated proved developed and undeveloped reserves.

Proceeds from the sales of individual oil and natural gas properties and the capitalized costs of individual properties sold or abandoned are credited and charged, respectively, to accumulated depreciation, depletion and amortization, if doing so does not materially impact the depletion rate of an amortization base. Generally, no gain or loss is recognized until an entire amortization base is sold. However, a gain or loss is recognized from the sale of less than an entire amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base.

When circumstances indicate that the carrying value of proved oil and natural gas properties may not be recoverable, we compare unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on our estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized costs, the capitalized costs are reduced to fair value. Fair value is generally estimated using the income approach described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 820, Fair Value Measurements. If applicable, we utilize prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value measurements are typically based on judgmental assessments of commodity prices, pricing adjustments for differentials, operating costs, capital investment plans, future production volumes, and estimated proved reserves, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a market-based weighted average cost of capital.

Cryptocurrency Mining: Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 2 to 5 years. Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations.

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

Cryptocurrency Mining assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis.

Fair value of financial instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 valuations – Consist of observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date.

Level 2 valuations – Consist of observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable as of the reporting date.

Level 3 valuations – Consist of unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$8,551,483	$8,551,483	$79,845	$79,845
Senior convertible debentures	2,722,000	2,722,000	—	—
SBA loan	150,000	150,000	—	—
Share issuance liability	1,235,823	1,235,823	—	—

The carrying values of accounts receivable, other current assets, accounts payable and other current liabilities on the consolidated balance sheets approximate fair value because of their short-term nature. For debt and obligation share liability, the following methods and assumptions were used to estimate fair value:

Debt: The fair value of the Company’s AR Debentures (defined below) are based on a widely accepted valuation methodology that utilizes (i) the Company’s common stock price, (ii) value of the debt component and, (iii) the value of the equity component. The key unobservable inputs in the valuation model are the volatility that is appropriate to use in the Company stock price and the yield that is appropriate for the Company. These inputs could change significantly and result in significantly higher or lower fair values at different measurement dates. The Company considers the fair value of its debt to be a Level 3 measurement on the fair value hierarchy.

Share issuance liability: The fair value of the Obligation Shares (defined below) are based on the quoted price of the Company’s common stock and, as such, is a Level 1 measurement on the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 are summarized below. There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2022.

	June 30, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs Not Corroborated by Market Data (Level 3)	Assets (Liabilities) at Fair Value
Senior convertible debentures	$—	$—	$2,722,000	$2,722,000
Share issuance liability	1,235,823	—	—	1,235,823

The significant unobservable inputs used in the Level 3 fair value measurement of the senior convertible debentures as of May 3, 2023 (date of the Merger) and June 30, 2023 and their values are as follows:

	May 3, 2023	June 30, 2023
Volatility	75%	75%
Yield	20.00%	19.35%

Volatility was estimated using stock price volatility of the Company and a set of peer companies over a lookback period equal to the time to maturity. Yields were estimated using a range of 15.00% to 25.00% at May 3, 2023 and 14.35% to 24.35% at June 30, 2023.

The table below provides a summary of changes in the fair value of the Company’s Level 3 liabilities for the three and six months ended June 30, 2023. There were no Level 3 liabilities in the period from June 7, 2022 (date of inception) through June 30, 2022.

Balance at December 31, 2022	$—
Senior convertible debentures assumed in the Merger	1,981,000
Losses reported in earnings	741,000
Balance at June 30, 2023	$2,722,000

Commitments and Contingencies

The Company recognizes a liability for loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of June 30, 2023 and December 31, 2022.

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

The Company’s Cryptocurrency Mining assets that are in service are operating under a contract with Atlas Power Hosting, LLC (“Atlas”) whereby Atlas hosts, operates, and manages the Company’s assets. The Company receives payment in U.S. dollars for the daily net mining revenue representing the dollar value of the cryptocurrency award generated less power and other costs. The Company does not currently receive or own cryptocurrencies under this contract.

Fair value of any cryptocurrency award received is determined using the market rate of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Cryptocurrency Mining Costs

The Company’s cryptocurrency mining costs consist primarily of direct costs under the Atlas contract described above, but exclude depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations.

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

Earnings (Loss) Per Common Share

The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our Series D Preferred Stock and AR Debentures are participating securities.

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) attributable to common stock holders by the weighted average number of shares of common stock outstanding each period. Dilutive EPS is calculated by dividing adjusted net income (loss) attributable to common stock holders by the weighted average number of shares of common stock outstanding each period, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) AR Debentures, (ii) Obligation Shares (defined below), (iii) Series D Preferred Stock, (iv) warrants for common stock and (v) exercisable common stock options.

Basic and diluted earnings (loss) attributable to common stockholders is the same for the three months and six months ended June 30, 2023 because the Company has only incurred losses and all potentially dilutive securities are anti-dilutive. Potentially dilutive securities that were not included in the computation of diluted earnings (loss) attributable to common stockholders at June 30, 2023 because their inclusion would be anti-dilutive are as follows:

Potentially Dilutive Security	Quantity	Stated Value Per Share	Total Value or Stated Value	Assumed Conversion Price	Resulting Common Shares
Common stock options(1)	8,202,500	$—	$—	$—	202,500
Common stock warrants	200,126,815	—	—	—	200,126,815
Obligation Shares	5,884,872	—	—	—	5,884,872
AR Debentures	—	—	2,000,000	0.175	11,428,571
Series D preferred stock	21,799	1,000	21,799,000	0.175	124,567,143

Total					342,209,901

(1)	Includes the Merger Options, which were not exercisable as of June 30, 2023 (see Note 12).

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

Note 3. Purchase Price Allocation

Under the terms of the Merger, the Company issued 65,647,676 shares of common stock to the members of Prairie LLC in exchange for all of the membership interests of Prairie LLC. Additionally and as a condition of the Merger, 4,423 shares of Series D Preferred Stock were issued to holders of the AR Debentures.

The purchase price is calculated based on the fair value of the common stock that the Company’s stockholders immediately prior to the Merger own after the Merger and the fair value of the Series D Preferred Stock issued to the holders of the AR Debentures. With no active trading market for membership interests of Prairie LLC, the fair value of the common stock represents a more reliable measure of the fair value of consideration transferred in the Merger and because it is based upon a quoted price in an active market it is a Level 1 fair value calculation. The fair value of the 4,423 shares of Series D Preferred Stock was determined using a valuation model with unobservable inputs and is a Level 3 fair value calculation.

The total purchase price and allocated purchase price is summarized as follows:

Number of shares of common stock of the combined company owned by the Company’s stockholders immediately prior to the merger (1)	110,314,022
Multiplied by the fair value per share of common stock (2)	$0.09
Fair value of the Company’s pre-Merger common stock	9,928,262

Number of shares of Series D Preferred Stock at to effectuate the Merger	4,423
Multiplied by the fair value per share (3)	$725.57
Fair value of Series D Preferred Stock issued as consideration	3,209,196

Prairie LLC Transaction costs (4)	2,032,696
Purchase price	$15,170,154

(1)	For purposes of this unaudited pro forma combined financial information, 110,314,022 represents the historical shares of the common stock outstanding immediately prior to the closing of the Merger on May 3, 2023.

(2)	Based on the last reported sale price of the common stock on OTC Capital Markets on May 3, 2023, the closing date of the Merger (the “Closing Date”).

(3)	Fair value calculated as described above on May 3, 2023.

(4)	Prairie LLC transaction costs consist primarily of legal expenses incurred by Prairie LLC. The transaction costs have been reflected as an increase in the purchase price.

The purchase price for the Merger was allocated to the net assets acquired on the basis of relative fair values. The fair values of the current assets acquired and current liabilities (excluding the convertible debentures) assumed in the Merger were determined to approximate carrying value of their short-term nature. The fair values of the mining equipment were determined using estimated replacement values of the same or similar equipment and, as such, are Level 3 fair value calculations. The fair values of the secured convertible debentures, SBA loan, and share issuance liability were calculated as described above. The following summarizes the allocation of the purchase price to the net assets acquired.

Purchase Price Allocation:	May 3, 2023
Cash and cash equivalents	$42,360
Accounts receivable	8,014
Prepaid expenses	63,795
Mining equipment (1)	18,140,874
Deposits on mining equipment	2,928,138
Accounts payable and accrued expenses	(3,352,389)
Secured convertible debentures	(1,981,000)
SBA loan payable	(150,000)
Share issuance liability	(529,638)
Net assets acquired	$15,170,154

(1)	In accordance with GAAP for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed to the property and equipment acquired. See Note 4 below for additional discussion of the subsequent impairment recognized.

Note 4. Property and Equipment

Property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
E&P
Proved properties	$—	$—
Unproved properties	3,189,031	—
Total capitalized costs	3,189,031	—
Less: Accumulated depreciation, depletion and amortization	—	—
Net capitalized costs	$3,189,031	$—

Cryptocurrency Mining
Cryptocurrency miners	$4,146,687	$—
Mobile data centers	146,735	—
Total	4,293,422	—
Less: Accumulated depreciation	(132,851)	—
Net, property and equipment	$4,160,571	$—

Pursuant to the Exok Agreement, the Company has the option to purchase until August 15, 2023, approximately 20,327 net mineral acres in, on and under approximately 32,695 additional gross acres from Exok for a purchase price of $22,182,000, payable in (a) $18,000,000 in cash and (b) $4,182,000 in total equity consideration, consisting of (1) a number of shares of common stock equal to the quotient of $4,182,000 divided by the volume weighted average price for shares of common stock for twenty (20) consecutive trading days ending on the date such option is exercised by the Company and (2) an equal number of warrants to purchase shares of common stock (the “Exok Option”).

In conjunction with the Merger, the Company recorded the Cryptocurrency Mining equipment assumed in the Merger. In accordance with GAAP for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed the property and equipment acquired. Due to the significant excess purchase price being allocated over the fair value of the acquired property and equipment, the Company determined that an indicator of impairment was present. The Company therefore recognized an impairment of $16.6 million to bring the carrying amount of the acquired property and equipment down to its estimated fair value of $1.5 million. Additionally and upon the receipt of Cryptocurrency Mining equipment and transfer from deposits to property and equipment (See Note 5), the Company recognized an additional impairment of $0.2 million related to shipping and customs fees on this equipment incurred subsequent to the Merger.

Note 5. Deposits on Cryptocurrency Mining Equipment

Deposits on cryptocurrency mining equipment, consisted of the following:

	Cryptocurrency Miners	Mobile Data Centers	Total
May 3, 2023	$2,778,138	$150,000	$2,928,138
Deposits on equipment during the period	—	—	—
Equipment delivered and transferred to mining equipment	(2,778,138)	—	(2,778,138)
June 30, 2023	$—	$150,000	$150,000

All deposits resulted from the Merger and there were no such deposits as of December 31, 2022.

Note 6. Accounts Payable and Accrued Expenses

The following table provides detail of the Company’s accounts payable and accrued expenses for the periods presented:

	June 30, 2023	December 31, 2022
Accounts payable	$1,604,526	$—
Accrued legal and accounting fees	2,442,295	2,219,646
Accrued interest	26,301	—
Other	334,327	300
Accounts payable and accrued expenses	$4,407,449	$2,219,946

Accrued interest and expenses – related parties	$19,333	$2,084

Note 7. Related Party Transactions

Merger Consideration

At the effective time of the Merger (the “Effective Time”), Edward Kovalik (Chief Executive Officer and Chairman) and Gary C. Hanna (President and Director) were each issued 32,823,838 shares of Common Stock as merger consideration pursuant to the Merger Agreement.

PIPE

Bristol Investment Fund, Ltd. (“Bristol Investment Fund”), an entity affiliated with Paul L. Kessler, a director of the Company, purchased $1,250,000 of Series D Preferred Stock and PIPE Warrants in the PIPE Transaction. First Idea Ventures LLC, an entity affiliated with Jonathan H. Gray, a director of the Company, purchased $750,000 of Series D Preferred Stock and PIPE Warrants in the PIPE Transaction.

Stockholders Agreement

Prior to the Effective Time, the Company, Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), Paul L. Kessler, Gary C. Hanna and Edward Kovalik entered into a Stockholders Agreement (the “Stockholders Agreement”) pursuant to which the parties agreed to use reasonable best efforts, including taking certain necessary actions, to cause the Board to cause certain nominees to be elected to serve as a director on the Board under the following conditions: (i) one nominee designated by Bristol Capital Advisors and Paul L. Kessler, collectively, so long as Bristol Capital Advisors, Paul L. Kessler and their respective affiliates collectively beneficially own at least 50% of the number of shares of Common Stock collectively beneficially owned by such parties on the Closing Date; (ii) four nominees designated by Gary C. Hanna and Edward Kovalik (the “Prairie Members”) so long as the Prairie Members and their affiliates collectively beneficially own at least 50% of the number of shares of Common Stock collectively beneficially owned by such parties on the Closing Date; (iii) three nominees designated by the Prairie Members so long as the Prairie Members and their affiliates collectively beneficially own at least 40% (but less than 50%) of the number of shares of Common Stock collectively beneficially owned by such parties on the Closing Date; (iv) two nominees designated by the Prairie Members so long as the Prairie Members and their affiliates collectively beneficially own at least 30% (but less than 40%) of the number of shares of Common Stock collectively beneficially owned by such parties on the Closing Date; and (v) one nominee designated by the Prairie Members so long as the Prairie Members and their affiliates collectively beneficially own at least 20% (but less than 30%) of the number of shares of Common Stock collectively beneficially owned by such parties on the Closing Date.

Lock-up Agreements

In connection with the Closing, the Company entered into lock-up agreements with the Prairie Members, Paul Kessler, John D. Maatta, Michael Breen (former director), Alan Urban (former Chief Financial Officer) and Scott Sheikh (former Chief Operating Officer and General Counsel), that impose limitations on any sale of shares of Common Stock until 180 days after the Closing, subject to certain exceptions.

In addition, the Company entered into a lock-up agreement with Bristol Investment Fund that impose limitations on any sale of an aggregate of 50% of its shares of Common Stock until 120 days after the Closing, subject to certain exceptions, and Bristol Investment Fund agreed, subject to such lock-up, to effect only open market sales and not to sell an aggregate daily amount of shares of Common Stock exceeding 1%, for every $100,000 invested in the PIPE Transaction, of the average daily volume of the trading day on which the open market sales of the shares of Common Stock occurs.

Amended and Restated Senior Secured Convertible Debenture and Amended and Restated Security Agreement

In connection with the Closing, the Company entered into the AR Debentures as further described in Note 8.

Amended and Restated Non-Compensatory Option Agreement

At the Effective Time, the Company assumed and converted options to purchase membership interests of Prairie LLC outstanding and unexercised as of immediately prior to the Effective Time into non-compensatory options to acquire an aggregate of 8,000,000 shares of Common Stock for $0.25 per share, which are only exercisable if specific production hurdles are achieved, and the Company entered into the Option Agreements with each of Gary C. Hanna, Edward Kovalik, Paul Kessler and BOKA Energy LP, a third-party investor as further described in Note 12.

Reimbursements

Following the Merger, on May 5, 2023, the Board approved a one-time payment of $250,000 for each of Edward Kovalik and Gary Hanna as former members of Prairie LLC and Paul Kessler, former Chairman of the Company, and all current members of the Board of Directors. These payments were made in light of the significant unpaid time and resources expended by each of these parties to finalize the Merger, including extensive travel, due diligence, negotiation, structuring, legal management and investment banking disciplines.

Note 8. Debt

Amended and Restated Senior Secured Convertible Debentures

In connection with the Merger, the Company entered into debentures due December 31, 2023 with each of Bristol Investment Fund, Ltd. (“Bristol”) and Barlock 2019 Fund, LP (“Barlock”), in the principal amount of $1,000,000 (“AR Debentures”). Bristol is controlled by Paul L. Kessler who was the Executive Chairman of the Company at the time of the Merger and is a current member of our Board of Directors. Barlock is controlled by Scott D. Kaufman who is a former President, Chief Executive Officer, and Director of the Company. The AR Debentures will accrue interest on the aggregate unconverted and then outstanding principal amount of the debentures at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on May 3, 2023, (ii) each date the AR Debentures are converted into common stock (as to that principal amount then being converted), (iii) the day that is at least five trading days following the Company’s notice to redeem some or all of the then outstanding principal of the AR Debentures (only as to that principal amount then being redeemed), which may be provided at any time after the Company’s common stock is listed or quoted for trading on the NYSE American (or any successor thereto) or any other national securities exchange (the “Uplisting”) , and (iv) the maturity date.

The AR Debentures are convertible into shares of common stock at any time at the option of the applicable holder, at an initial conversion price of $0.175 per share (as adjusted, the “Conversion Price”), provided, however, from and after an event of default, the Conversion Price shall be equal to the lesser of (i) the then Conversion Price and (ii) 50% of the average of the three lowest trade prices during the 20 trading days immediately prior to the date on which such conversion shall be effected. The initial Conversion Price is subject to adjustments in connection with, among other things, (i) the Company’s issuance of additional shares of common stock, or securities convertible into or exercisable for additional shares of common stock, at a price lower than the then current Conversion Price, and (ii) future stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting holders of common stock. The number of common shares issuable upon a conversion is determined by dividing the outstanding principal amount by the Conversion Price. At June 30, 2023, such a conversion would have resulted in the issuance of 11,428,571 common shares. The price of the Company’s common shares on the OTCQB closed at $0.21 per share on June 30, 2023.

At any time after the Uplisting, the Company may, upon written notice to the holders of the AR Debentures, repay some or all of the then outstanding principal amount in cash or, for a period of six months following the Closing, in kind by the transfer of ownership of Collateral (as defined below) with a fair market value equal to the amount being repaid.

If any events of default described in the AR Debentures occur, the outstanding principal amount of the AR Debentures, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the applicable holder’s election, immediately due and payable in cash. Commencing five days after the occurrence of any event of default that results in the eventual acceleration of the AR Debentures, the interest rate on the AR Debentures shall accrue at an interest rate equal to the lesser of 18% per annum and the maximum rate permitted under applicable law.

The AR Debentures include customary negative covenants, including covenants restricting the Company from incurring certain additional indebtedness, granting security interests or liens on its assets (other than certain permitted liens), and entering into any transaction involving the repurchase of shares of Common Stock, except as permitted under the AR Debentures.

In connection with the Closing, the Company entered into the Amended and Restated Security Agreement with all of the subsidiaries of the Company and each of Bristol Investment Fund and Barlock, as holders of the AR Debentures, to reflect collateral as only certain cryptocurrency mining assets.

The Company determined that the AR Debentures contain certain features that require bifurcation and separate accounting as embedded derivatives. As such, the Company elected to initially and subsequently measure the AR Debentures in their entirety at fair value with changes in fair value recognized in earnings in accordance with ASC 815. The fair value of the AR Debentures increased to $2,722,000 at June 30, 2023 representing an increase of $741,000 from the date of the Merger, which is recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2023.

Interest accrued for AR Debentures was $38,667 and zero at June 30, 2023 and December 31, 2022, respectively.

SBA Loan

Upon the Merger, the Company assumed a loan agreement with the SBA. The loan accrues interest at a rate of 3.75% and will mature in June 2050. Interest accrued for this loan was $7,588 and zero at June 30, 2023 and December 31, 2022, respectively.

The following table summarizes the Company’s debt outstanding:

	As of
	June 30, 2023	December 31, 2022
Short-term debt
AR Debentures at fair value	$2,722,000	$—
Long-term debt
SBA Loan	150,000	—

Total debt	$2,872,000	$—

The following is a summary of scheduled debt maturities by year as of June 30, 2023:

2023	$2,001,613
2024	3,317
2025	3,444
2026	3,575
2027	3,711
Thereafter	134,340
$2,150,000

Note 9. Commitments and Contingencies

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

Office Leases

In June and July 2023, the Company entered into two leases for office space in Houston, Texas and Denver, Colorado. The term of both leases is July 2023 through June 2024 for a total commitment over this period of approximately $120,000. Due to lease terms of less than a year, these leases are not recorded on the balance sheet.

Note 10. Series D Preferred Stock

The Company has authorized 50,000 shares of Series D Preferred Stock with a par value of $0.01 and a stated value of $1,000. No dividends are to be paid other than in those in the same form as dividends actually paid on common stock other than any adjustments related to stock dividends or stock splits.

This Series D Preferred Stock has no voting rights. However, as long as any such shares are outstanding, the Company must seek approval from holders of Series D Preferred Stock of at least 66% of the then outstanding shares in order to (a) alter or change the powers, preferences or rights given to the Series D Preferred Stock in a materially adverse manner, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series D Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that materially adversely affects any rights of the holders, (d) increase the number of authorized shares of Series D Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Each share of Series D Preferred Stock is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share of $1,000 by $0.175, subject to adjustment by certain events as defined in the certificate of designation. If the average price of the Company’s common stock, as defined and calculated, for any 22 trading days during a 30 consecutive trading day period exceeds $0.2975, subject to adjustment, the Company can require conversion of the Series D Preferred Stock into common stock subject to certain conditions including stock trading volumes and existence of an effective registration statement for such converted shares.

At any time on or after May 3, 2025, the Company may also redeem some or all outstanding Series D Preferred Stock for $1,050 per share plus any accrued and unpaid dividends and any other amounts due in respect of the Series D Preferred Stock. Such redemption is subject to certain conditions including stock trading volumes and existence of an effective registration statement.

The Company received an aggregate of $17.3 million in proceeds from the PIPE Investors who were issued 17,376 shares of Series D preferred stock along with and 99,292,858 Series A warrants to purchase shares of the Company’s common stock (the “Series A Warrants”) and 99,292,858 Series B warrants to purchase shares of common stock (the “Series B Warrants” and together with the Series A Warrants, the “PIPE Warrants”). See further description of the PIPE Warrants in Note 12.

Additionally and upon the Merger, holders of the AR Debentures were issued 4,423 shares of Series D Preferred Stock. No warrants were issued with or are associated with these shares.

Note 11. Common Stock

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

In conjunction with the closing of the Merger (i) 65,647,676 shares of common stock were issued to the former members of Prairie LLC in exchange for their membership interests in Prairie LLC and (ii) 110,314,022 shares of common stock were deemed issued to former stockholders of Creek Road Miners, Inc. As a result of the Merger and related transactions, the Company has the obligation to issue 5,884,872 shares of common stock (“Obligation Shares”). The fair value of this obligation increased $706,185 from the Merger to $1,235,823 at June 30, 2023. This change was recognized condensed consolidated statements of operations for the three and six months ended June 30, 2023.

At June 30, 2023, the Company had 500,000,000 common shares authorized and 175,961,698 common shares issued and outstanding. There are insufficient authorized and unissued shares for the Company to satisfy all of its commitments to deliver shares. The Company expects that it will have sufficient authorized and unissued shares at such time that its planned reverse stock split is approved and implement. Until such time and pursuant to the provisions of ASC 815-40, the Company has adopted a sequencing policy to determine how to allocate authorized and unissued shares among such commitments to deliver shares. The current sequence is (i) AR Debentures, (ii) Series B Warrants, (iii) Series A Warrants, (iv) Series D Preferred Stock, (v) Obligation Shares and (vi) Merger Options (defined below).

Note 12. Common Stock Options and Warrants

Legacy Options

Upon the Merger, the Company assumed 202,500 options to purchase shares of the Company’s common stock (the “Legacy Options”) with a weighted average exercise price of $0.25 per share. There were 202,500 Legacy Options outstanding at June 30, 2023 all of which expired on August 1, 2023.

Merger Options

On August 31, 2022, Prairie LLC entered into agreements with its members whereby each member was provided non-compensatory options to purchase a 40% membership interest in the Company for an aggregate purchase price of $1,000,000 per member. The non-compensatory options were sold for $80,000. The non-compensatory options only become exercisable in 25% increments upon the achievement of the following production milestones in barrels of oil equivalent per day (“BOE/D”): 2,500 BOE/D, 5,000 BOE/D, 7,500 BOE/D, and 10,000 BOE/D.

On May 3, 2023, prior to the closing of the Merger, Prairie LLC entered into a non-compensatory option purchase agreement with its members, Bristol Capital LLC and BOKA Energy LP, a third-party investor pursuant to which Bristol Capital LLC and BOKA Energy LP purchased non-compensatory options for $24,000 and $8,000, respectively, from Prairie LLC’s members. Upon the Merger, the Company assumed and converted the non-compensatory options to purchase membership interests of Prairie LLC outstanding and unexercised as of immediately prior to the Merger into options to acquire an aggregate of 8,000,000 shares of common stock for an exercise price of $0.25 per share (“Merger Options”), which are only exercisable if the production hurdles noted above are achieved, and the Company entered into the Option Agreements with each of Gary C. Hanna, Edward Kovalik, Bristol Capital LLC and BOKA Energy LP. Erik Thoresen, a director of the Company, is affiliated with BOKA Energy LP. An aggregate of 2,000,000 Merger Options are subject to be transferred to the PIPE Investors, based on their then percentage ownership of PIPE Preferred Stock to the aggregate PIPE Preferred Stock outstanding and held by all PIPE Investors as of the Closing Date, if the Company does not meet certain performance metrics by May 3, 2026. None of the Merger Options were exercisable at June 30, 2023

Legacy Warrants

Upon the Merger, the Company assumed 1,541,100 warrants to purchase shares of the Company’s common stock (the “Legacy Warrants”) with a weighted average exercise price of $1.74 per share. There were 1,541,100 Legacy Warrants outstanding at June 30, 2023 with a weighted average remaining contractual life of 2.7 years.

PIPE Warrants

Each of the PIPE Warrants provides the holder with the right to purchase of a share of common stock with an exercise price of $0.21 per share. The Series A Warrants expire on May 3, 2028 and may be exercised in a cashless manner. The Series B Warrants expire on May 3, 2024 and must be exercised for cash. There were 99,292,858 Series A Warrants and 99,292,858 Series B Warrants outstanding at June 30, 2023

Note 13. Segment Information

The Company’s reportable business segments have been identified based on the differences in products or services provided. The Company’s E&P segment is comprised of oil and gas properties which are currently related to its assets in Colorado. The Cryptocurrency Mining segment generates revenue through cryptocurrency mining activities from assets that we acquired through the Merger. All such activities currently operate under a contract with Atlas as described above.

Summarized financial information for the Company’s reportable segments is shown in the following table. The accounting policies of the segments are the same as those described for the Company. Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs. Income before income taxes, for the purpose of reconciling the operating income amount shown below to consolidated income before income taxes, is the sum of operating income, interest expense. Corporate general and administrative costs, depreciation expense and taxes, other than income taxes, are allocated to the segments.

	E&P	Cryptocurrency Mining	Total
Three months ended June 30, 2023
Revenues	$—	$179,318	$179,318
Depreciation, depletion and amortization expense	—	132,851	132,851
Impairment of cryptocurrency mining equipment	—	16,794,688	16,794,688
Loss from operations	(1,199,929)	(18,499,007)	(19,698,936)
Interest expense (1)	(2,052)	(41,667)	(43,719)
Interest income (1)	18,072	24,965	43,037
Loss on adjustment to fair value - AR Debentures	—	(741,000)	(741,000)
Loss on adjustment to fair value – Obligation Shares (1)	(296,546)	(409,639)	(706,185)
Assets	$3,189,031	$4,405,219	$7,594,250

June 7, 2022 (date of inception) through June 30, 2022
Revenues	$—	$—	$—
Depreciation, depletion and amortization expense	—	—	—
Loss from operations	(32,723)	—	(32,723)
Interest expense	—	—	—
Interest income	—	—	—
Other expense	—	—	—
Other income	—	—	—
Assets	$240,345	$—	$240,345

(1)	Amounts are allocated to each segment as they are incurred at the corporate level.

	E&P	Cryptocurrency Mining	Total
Six months ended June 30, 2023
Revenues	$—	$179,318	$179,318
Depreciation, depletion and amortization expense	—	132,851	132,851
Impairment of cryptocurrency mining equipment	—	16,794,688	16,794,688
Loss from operations	(1,226,970)	(18,536,358)	(19,763,328)
Interest expense (1)	(2,052)	(41,667)	(43,719)
Interest income (1)	18,072	24,965	43,037
Loss on adjustment to fair value – AR Debentures	—	(741,000)	(741,000)
Loss on adjustment to fair value – Obligation Shares (1)	(296,546)	(409,639)	(706,185)
Assets	$3,189,031	$4,405,219	$7,594,250

June 7, 2022 (date of inception) through June 30, 2022
Revenues	$—	$—	$—
Depreciation, depletion and amortization expense	—	—	—
Operating income	(32,723)	—	(32,723)
Interest expense	—	—	—
Interest income	—	—	—
Other expense	—	—	—
Other income	—	—	—
Assets	$240,345	$—	$240,345

(1)	Amounts are allocated to each segment as they are incurred at the corporate level.

The following table presents the breakout of other assets, which represent corporate assets not allocated to segments at June 30, 2023 and 2022:

	As of June 30,
	2023	2022
Cash and cash equivalents	$8,551,483	$—
Prepaid expenses	381,263	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2023 and 2022 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

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

Upon the Merger, membership interests in Prairie LLC were converted into the right to receive each member’s pro rata share of 65,647,676 shares of common stock.

In addition, the Company consummated the previously announced purchase of oil and gas leases, including all of Exok, Inc.’s, an Oklahoma corporation (“Exok”), right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, consisting of approximately 3,157 net mineral acres in, on and under approximately 4,494 gross acres from Exok (the “Exok Assets”) for $3,000,000 pursuant to the Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among the Company, Prairie LLC and Exok (the “Exok Transaction”).

To fund the Exok Transaction, the Company received an aggregate of $17.3 million in proceeds from a number of investors (the “PIPE Investors”), and the PIPE Investors were issued Series D preferred stock, par value $0.01 per share (“Series D Preferred Stock”), with a stated value of $1,000 per share and convertible into shares of Common Stock at a price of $0.175 per share (the “PIPE Preferred Stock”), and 100% warrant coverage for each of Series A warrants to purchase shares of Common Stock (the “Series A Warrants”) and Series B warrants to purchase shares of Common Stock (the “Series B Warrants” and together with the Series A Warrants, the “PIPE Warrants”), in a private placement pursuant to securities purchase agreements entered into with each PIPE Investor (collectively, the “Securities Purchase Agreements”).

E&P

We are engaged in the development, exploration and production of oil, natural gas, and NGLs with operations focused on unconventional oil and natural gas reservoirs located in Colorado focused on the Niobrara and Codell formations. All of the Company’s E&P assets were acquired in the Exok Transaction and consist of certain oil and gas leasehold interests with no existing oil and gas production or revenue. Our current activities are focused on obtaining requisite permits to begin drilling wells and, as such, we have no current drilling or completion operations.

Cryptocurrency Mining

Our mining operations commenced on May 3, 2023 concurrent with the Merger. Currently, we generate all our revenue through our cryptocurrency mining activities from assets we acquired in the Merger. We use special cryptocurrency mining computers (known as “miners”) to solve complex cryptographic algorithms to support the Bitcoin blockchain. Miners measure their processing power, which is known as “hashing” power, in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” We do not own, control or take custody of Bitcoin; rather, our service provider retains all Bitcoin rewards and remits net revenue from cryptocurrency mining to us in the form of US dollars.

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (ASIC) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (SHA-256) in return for Bitcoin cryptocurrency rewards. As of June 30, 2023, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity, 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, and 606 Bitmain S19 XP miners with 84.2 Ph/s of hashing capacity.

At May 3, 2023, the assets acquired by the Company from Creek Road Miners, Inc. included 606 Bitmain S19 XP miners for which deposits had been made and were located in Asia. Such miners have now been shipped to the Company in the United States and are in the process of being deployed for use in cryptocurrency mining operations.

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

These estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities, estimates and assumptions made in valuing assets and debt instruments issued in the Merger, and realization of deferred tax assets.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company does not anticipate incurring any losses related to these credit risks.

Cash and Cash Equivalents

Cash and cash equivalents are defined by the Company as short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash. Management considers cash and cash equivalents to have minimal credit and market risk. The Company had $8,551,483 and $79,845 in cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Accounts Receivable

Accounts receivable represents revenue recognized, but for which payment has not yet been received. No allowance for doubtful accounts was recorded as of June 30, 2023 and December 31, 2022.

Property and equipment

E&P: We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, expiration of unproved leasehold, delay rentals and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead and similar activities are also expensed as incurred. All property acquisition costs and development costs are capitalized when incurred.

Exploratory drilling costs are initially capitalized, or suspended, pending the determination of proved reserves. If proved reserves are found, drilling costs remain capitalized and are classified as proved properties. Costs of unsuccessful wells are charged to exploration expense. For exploratory wells that find reserves that cannot be classified as proved when drilling is completed, costs continue to be capitalized as suspended exploratory drilling costs if there have been sufficient reserves found to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operational viability of the project. If we determine that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed. In some instances, this determination may take longer than one year. We review the status of all suspended exploratory drilling costs quarterly. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of natural gas and oil are capitalized.

Costs of drilling and equipping successful wells, costs to construct or acquire facilities, and associated asset retirement costs are depreciated using the unit-of-production (“UOP”) method based on total estimated proved developed oil and natural gas reserves. Costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties, are depleted using the UOP method based on total estimated proved developed and undeveloped reserves.

Proceeds from the sales of individual oil and natural gas properties and the capitalized costs of individual properties sold or abandoned are credited and charged, respectively, to accumulated depreciation, depletion and amortization, if doing so does not materially impact the depletion rate of an amortization base. Generally, no gain or loss is recognized until an entire amortization base is sold. However, a gain or loss is recognized from the sale of less than an entire amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base.

When circumstances indicate that the carrying value of proved oil and natural gas properties may not be recoverable, we compare unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on our estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized costs, the capitalized costs are reduced to fair value. Fair value is generally estimated using the income approach described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 820, Fair Value Measurements. If applicable, we utilize prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value measurements are typically based on judgmental assessments of commodity prices, pricing adjustments for differentials, operating costs, capital investment plans, future production volumes, and estimated proved reserves, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a market-based weighted average cost of capital.

Cryptocurrency Mining: Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 2 to 5 years. Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations.

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

Cryptocurrency Mining assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis.

Fair value of financial instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 valuations – Consist of observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date.

Level 2 valuations – Consist of observable market-based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable as of the reporting date.

Level 3 valuations – Consist of unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

Commitments and Contingencies

The Company recognizes a liability for loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of June 30, 2023 and December 31, 2022.

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

The Company’s Cryptocurrency Mining assets that are in service are operating under a contract with Atlas Power Hosting, LLC (“Atlas”) whereby Atlas hosts, operates, and manages the Company’s assets. The Company receives payment in U.S. dollars for the net mining revenue representing the dollar value of the cryptocurrency award generated less power and other costs. The Company does not currently receive or own cryptocurrencies under this contract.

Fair value of any cryptocurrency award received is determined using the market rate of the related cryptocurrency at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results from operations.

Cryptocurrency Mining Costs

The Company’s cryptocurrency mining costs consist primarily of direct costs under the Atlas contract described above, but exclude depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations.

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

Results of Operations

	Three Months Ended June 30,	June 7, 2022 (date of inception) through June 30,	Six Months Ended June 30,	June 7, 2022 (date of inception) through June 30,
	2023	2022	2023	2022

Revenue	$179,318	$—	$179,318	$—
Operating costs and expenses	(19,878,254)	(32,723)	(19,942,646)	(32,723)
Loss from operations	$(19,698,936)	$(32,723)	$(19,763,328)	$(32,723)

Loss from operations

●	Loss from operations increased $19.7 million for the three months ended June 30, 2023, compared to the period of June 7, 2022 (date of inception) to June 30, 2022. The $179,318 increase in cryptocurrency mining revenues resulting from the commencement of such operations upon the Merger was more than offset by a $19.8 million increase in operating costs and expenses, which includes an impairment of cryptocurrency mining equipment of $16.8 million.

●	Loss from operations increased $19.8 million for the six months ended June 30, 2023, compared to the period of June 7, 2022 (date of inception) to June 30, 2022. The $179,318 increase in cryptocurrency mining revenues resulting from the commencement of such operations upon the Merger was more than offset by a $19.9 million increase in operating costs and expenses, which includes an impairment of cryptocurrency mining equipment of $16.8 million.

Revenue

Total revenue increased $179,318 for the three months and six months ended June 30, 2023 compared to the period from June 7, 2022 (date of inception) to June 30, 2022. All of this increase is due to the commencement of cryptocurrency operations upon the Merger with no revenues in the 2022 period.

Operating Costs and Expenses

	Three Months Ended June 30,	June 7, 2022 (date of inception) through June 30,	Six Months Ended June 30,	June 7, 2022 (date of inception) through June 30,
	2023	2022	2023	2022

Cryptocurrency mining costs	$93,244	$—	$93,244	$—
Depreciation, depletion and amortization	132,851		132,851
General and administrative	2,857,471	32,723	2,921,863	32,723
Impairment of cryptocurrency mining equipment	16,794,688		16,794,688
Total operating expenses	$19,878,254	$32,723	$19,942,646	$32,723

Operating costs and expenses increased $19.8 million for the three months ended June 30, 2023 compared to the period from June 7, 2022 (date of inception) to June 30, 2022 and $20.2 million for the six months ended June 30, 2023 compared to the period from June 7, 2022 (date of inception) to June 30, 2022.

Cryptocurrency mining. The increase of $93,244 in the three and six months ended June 30, 2023 over the period from June 7, 2022 (date of inception) to June 30, 2022 is due to the commencement of cryptocurrency operations upon the Merger.

Depreciation, depletion and amortization. The increase of $132,851 in DD&A for the three and six months ended June 30, 2023 over the period from June 7, 2022 (date of inception) to June 30, 2022 is due to the commencement of cryptocurrency operations upon the Merger. There was no DD&A associated with E&P for any of the respective periods.

General and administrative. G&A for the three and six months ended June 30, 2023 increased $2.8 million and $2.9 million, respectively, over the period from June 7, 2022 (date of inception) to June 30, 2022. This was primarily due to increased legal and other costs associated with the Merger of $1.5 million, employment and benefit costs of $0.8 million, professional services of $0.2 million, investor relations costs of $0.1 million, insurance of $0.1 million, and other costs of $0.1 million.

Impairment of cryptocurrency mining equipment. The impairment of $16.8 million in the three and six months ended June 30, 2023 is due to the adjustment required to write-off the excess of the allocated purchase price of the Merger over the fair value of the acquired net assets and the subsequent write-off of shipping and customs fees incurred on miners after the Merger.

Other income and expenses

	Three Months Ended June 30, 2023	June 7, 2022 (date of inception) through June 30, 2022	Six Months Ended June 30, 2023	June 7, 2022 (date of inception) through June 30, 2022

Interest income	$43,037	$—	$43,037	$—
Interest expense	(43,719)	—	(43,719)	—
Loss on adjustment to fair value - AR Debentures	(741,000)	—	(741,000)	—
Loss on adjustment to fair value - Obligation Shares	(706,185)	—	(706,185)	—

Total other income (expense)	$(1,447,867)	$—	$(1,447,867)	$—

Interest income. Interest income for the three months and six months ended June 30, 2023 increased $43,037 compared to the period from June 7, 2022 (date of inception) to June 30, 2022. This increase was entirely due to our ability to earn interest on our cash balance in the current period and not in the prior year period.

Interest expense. Interest expense for the three and six months ended June 30, 2023 increased $43,719 compared to the period from June 7, 2022 (date of inception) to June 30, 2022. This increase was entirely due to accrued interest on the AR Debentures and SBA Loan resulting from the Merger and certain financing costs incurred in the current period.

Loss on adjustment to fair value - AR Debentures. The loss for the three and six months ended June 30, 2023 increased $741,000 compared to the period from June 7, 2022 (date of inception) to June 30, 2022. This increase was entirely due to the change in fair value of the AR Debentures since the Merger.

Loss on adjustment to fair value - Obligation Shares. The loss for the three and six months ended June 30, 2023 increased $706,185 compared to the period from June 7, 2022 (date of inception) to June 30, 2022. This increase was entirely due to the change in fair value of the Obligation Shares liability since the Merger.

Liquidity and Capital Resources

Overview

Our E&P activities will require us to make significant operating and capital expenditures. Historically, our primary source of liquidity has been the issuance of Series D Preferred Stock to the PIPE Investors for funding of the Exok Acquisition and working capital. In the future, we expect that additional capital raises will be necessary to fund our operations and acquisition activities along with cash on hand and cash flows from operations. Our primary uses of cash have been for the acquisition and development of oil and natural gas properties and payments of and general and administrative and operating costs.

We expect to continue funding our business and strategic plans with cash on hand and cash flow from operations. We do not currently have significant capital commitments. However, we expect that we will need to access additional capital through public and/or private markets in order to fund our E&P development and strategy. The availability of such additional capital is subject to numerous factors including prices of oil and natural gas and the overall health of the U.S. and global economic environment and are largely outside of the control of the Company. There can be no assurance that the Company can obtain such additional capital. The amount and allocation of future capital expenditures will depend upon a number of factors, including the amount and timing of cash flows from operations, investing and financing activities, and timing and cost of additional capital sources.

Because we are the operator of all of our acreage, the timing and level of our capital spending is largely discretionary and within our control. We could choose to defer a portion of planned capital expenditures depending on a variety of factors, including, but not limited to, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, the level of participation by other working interest owners, the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the availability of necessary equipment, infrastructure and capital.

Working Capital

We define working capital as current assets less current liabilities. At June 30, 2023 and December 31, 2022, we had a working capital surplus of $1.9 million and a deficit of $2.1 million, respectively. Our current working capital surplus is expected to decrease in the future due to expenses incurred in connection with our business and until revenue is recognized from our E&P business and/or we raise additional capital. Cash and cash equivalents totaled $8.6 million and $79,845 at June 30, 2023 and December 31, 2022, respectively.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30, 2023	June 7, 2022 (date of inception) through June 30, 2022

Net cash used in operating activities	$(5,060,375)	$—
Net cash used in investing activities	(3,435,189)	—
Net cash provided by financing activities	16,967,202	—
Net increase in cash and cash equivalents	8,471,638	—
Cash and cash equivalents, beginning of period	79,845	—
Cash and cash equivalents, end of period	$8,551,483	$—

Analysis of Cash Flow Changes for the Six Months Ended June 30, 2023 and 2022

Operating Activities

Net cash used in operating activities was $5.1 million for the six months ended June 30, 2023 and resulted primarily from a net loss of $21.2 million and changes in accounts payable and accrued expenses of $1.8 million, which were partially offset by the impairment of cryptocurrency mining equipment of $16.8 million and losses on adjustment to fair value of $1.4 million.

There was no cash used in or provided by operating activities for the period from June 7, 2022 (date of inception) to June 30, 2022 reflective of the Company’s limited activity initially after formation.

Investing Activities

Net cash used in investing activities was $3.4 million for the six months ended June 30, 2023 and primarily resulted from the $3.0 million acquisition of unproved oil and gas properties and transaction costs associated with the Merger of $0.3 million.

There was no cash used in or provided by investing activities for the period from June 7, 2022 (date of inception) to June 30, 2022 reflective of the Company’s limited activity initially after formation.

Financing Activities

Net cash provided by financing activities was $17.0 million for the six months ended June 30, 2023 and resulted from $17.4 million proceeds from the issuance of Series D Preferred Stock to PIPE Investors partially offset by financing costs of $0.4 million.

Going Concern Analysis

The Company had a net loss of $21.1 million for the three months ended June 30, 2023. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On June 30, 2023, we had cash and cash equivalents of $8.6 million, a working capital surplus of approximately $1.9 million, and an accumulated deficit of approximately $21.0 million.

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

As disclosed in our Form 10-Q/A for the quarter ended March 31, 2023 and filed with the SEC on June 16, 2023, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our internal control over financial reporting was present and that our disclosure controls and procedures were not effective as of March 31, 2023. This material weakness has not been remediated and, as such, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

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

Remediation of Material Weakness

Our Chief Executive Officer, Chief Financial Officer, and senior leadership team are committed to remediating the material weakness in our internal control over financial reporting in a timely manner and with oversight from the Audit Committee of the Board of Directors. We have, among other actions, implemented actions to address the root cause of the material weakness. In conjunction with this remediation plan, during our fiscal quarter ended June 30, 2023, processes and procedures were implemented to ensure any information required to be disclosed in the reports that we file or submit under Exchange Act and is required to be presented is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no other changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023. As of the date of this Quarterly Report on Form 10-Q, other than the risk factors set forth below, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Risks Related to Our Company

We may require significant additional capital to fund our growing operations; we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We may not have sufficient capital to fund our future operations without significant additional capital investments, including the planned drilling of oil and gas wells. If adequate additional financing is not available on reasonable terms or at all, we may not be able to carry out our corporate strategy and we would be forced to modify our business plans (e.g., limit our growth, and/or decrease or eliminate capital expenditures), any of which may adversely affect our financial condition, results of operations and cash flow. Such reduction could materially adversely affect our business and our ability to compete. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to the Company, or at all.

The Company’s ability to obtain external financing in the future may be subject to a variety of uncertainties, including its future financial condition, results of operations, cash flows and the liquidity of international capital and lending markets. In light of conditions impacting the industry, it may be more difficult for the Company to obtain equity or debt financing currently and/or in the future. Specifically, the crypto assets industry has been negatively impacted by recent events such as the bankruptcies of Compute North LLC (“Compute North”), Core Scientific Inc. (“Core Scientific”), Alameda Research LLC (“Alameda Research”), BlockFi Inc. (“BlockFi”), Celsius Network LLC (“Celsius Network”), Voyager Digital Ltd. (“Voyager Digital”), Three Arrows Capital (“Three Arrows”) and FTX Trading Ltd. (“FTX”). In response to these events, the digital asset markets, including the market for Bitcoin specifically, have experienced extreme price volatility and several other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital assets markets and in Bitcoin. We may need to undertake equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities. A large amount of bank borrowings and other debt may result in a significant increase in interest expense while at the same time exposing the Company to increased interest rate risks. Additionally, the restrictive covenants in the AR Debentures may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Such agreements limit our ability, among other things, to incur certain additional indebtedness, grant security interests or liens on the Company’s assets (other than certain permitted liens) and enter into any transaction involving the repurchase of shares of Common Stock, except as permitted under the AR Debentures.

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

Any disruption of service experienced by Atlas or our failure to manage and maintain existing relationships or identify and engage or hire other qualified third-party service providers or employees to perform similar functions could harm our business, financial condition, operating results, cash flows and prospects.

We depend upon outside service providers who may not be available on reasonable terms as needed. On March 2, 2023, we entered into the Master Services Agreement. Pursuant to the Master Services Agreement, we engaged Atlas to provide cryptocurrency mining services for our miners at its facility in North Dakota. We are wholly reliant on Atlas to operate our miners on a daily basis. If Atlas experiences difficulty providing the services we require, or if they experience disruptions or financial distress or cease operations temporarily or permanently, it will negatively affect our ability to operate our Bitcoin mining operations. If we are unsuccessful in identifying or finding highly qualified third-party service providers or employees, if we fail to negotiate cost-effective relationships with them or if we are ineffective in managing and maintaining these relationships, it could materially and adversely affect our Bitcoin mining business and our financial condition, operating results, cash flows and prospects.

We may not have adequate sources of recovery if the cryptocurrencies held by Atlas are lost, stolen or destroyed due to third-party cryptocurrencies custodial services. Such incidents could have a material adverse effect on our business, financial condition and results of operations.

All of the bitcoin mined by our miners at the Atlas facility are placed into a wallet under the custody and control of Atlas. Atlas will deduct a hosting service fee from the monthly total mined currency produced by our miners and remit the net mined currency to us in cash. We are reliant on Atlas’s security procedures and policies to safeguard its bitcoin. We cannot guarantee that Atlas’s security procedures will prevent any loss due to a security breach, software defect or act of God. In addition, Atlas may experience the loss of any cryptocurrencies stored in wallets under its custody and control. If such cryptocurrencies are lost, stolen or destroyed under circumstances rendering Atlas liable to a third party, it is possible that Atlas may not have the financial resources or insurance sufficient to satisfy any or all of a third party’s claims, or have the ability to retrieve, restore or replace the lost, stolen or destroyed cryptocurrencies due to governing network protocols and the strength of the cryptographic systems associated with such cryptocurrencies. To the extent that Atlas is unable to recover on any of its claims against any such third party, such loss could have a material adverse effect on Atlas’s ability to continue operations, which could materially affect our business, financial condition and results of operations.

Bitcoin is subject to halving; and will halve several times in the future and Bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our mining efforts.

The primary currency for which we mine, Bitcoin, is subject to “halving.” Halving is a process incorporated into many proof-of-work consensus algorithms that reduces the coin reward paid to miners over time according to a pre-determined schedule. This reduction in reward spreads out the release of crypto assets over a long period of time resulting in an ever smaller number of coins being mined, reducing the risk of coin-based inflation. At a predetermined block, the mining reward is cut in half, hence the term “halving.” For Bitcoin, the reward was initially set at 50 Bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012, at block 210,000, then again to 12.5 on July 9, 2016, at block 420,000. The most recent halving for Bitcoin happened on May 11, 2020, at block 630,000 and the reward reduced to 6.25. The next halving will likely occur in 2024. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million, which is expected around 2140. While Bitcoin prices have had a history of price fluctuations around the halving of their respective cryptocurrency rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. We plan to keep our operating costs low by, among other means, acquiring our own energy-producing assets and more efficient mining machines, but there can be no assurance that the price of Bitcoin will sufficiently increase upon the next halving to justify the increasingly high costs of mining for Bitcoin. If a corresponding and proportionate increase in the trading price of these cryptocurrencies does not follow these anticipated halving events, the revenue we earn from our mining operations would see a corresponding decrease, which would have a material adverse effect on our business and operations.

The storage and custody of our Bitcoin assets and any other cryptocurrencies that we may potentially acquire or hold in the future are subject to cybersecurity breaches and adverse software events.

The storage and custody of our digital assets could be subject to cybersecurity breaches and adverse software events. All of the bitcoin mined by our miners at the Atlas facility are placed into a wallet under the custody and control of Atlas. Atlas will deduct a hosting service fee from the monthly total mined currency produced by our miners and remit the net mined currency to us in cash. We currently do not store or hold, or expect to acquire or hold, any cryptocurrencies. If and when we decide to acquire or hold cryptocurrencies, in order to minimize risk, we plan to establish processes to manage wallets, or software programs where assets are held, prior to holding cryptocurrency. We intend to adopt policies that are in line with industry standards. However, our investors will not have a chance to evaluate what our custody policies and procedures will be until they are already implemented and may disagree with our policies and procedures.

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

If and when we decide to acquire or hold cryptocurrencies, we plan to hold the majority of our cryptocurrencies in cold storage to reduce the risk of malfeasance; however we may also use third-party custodial wallets and, from time to time, we may use hot wallets or rely on other options that may develop in the future. If we use a custodial wallet, there can be no assurance that such services will be more secure than cold storage or other alternatives. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict.

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

Bitcoin exchanges and wallets, and to a lesser extent, the Bitcoin network itself, may suffer from hacking and fraud risks, which may adversely erode user confidence in Bitcoin which would decrease the demand for the Company’s products and services. Further, digital asset exchanges on which crypto assets trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Incorrect or fraudulent cryptocurrency transactions may be irreversible.

Bitcoin transactions are entirely digital and, as with any virtual system, are at risk from hackers, malware and operational glitches. Hackers can target Bitcoin exchanges and Bitcoin transactions, to gain access to thousands of accounts and digital wallets where Bitcoins are stored. Bitcoin transactions and accounts are not insured by any type of government program and all Bitcoin transactions are permanent because there is no third party or payment processor. Bitcoin has suffered from hacking and cyber-theft as such incidents have been reported by several cryptocurrency exchanges and miners, highlighting concerns about the security of Bitcoin and therefore affecting its demand and price.

To the extent that cryptocurrency exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, a reduction in cryptocurrency prices could occur. Cryptocurrency market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, derivatives and other currencies. For example, during the past three years, a number of Bitcoin exchanges have been closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. Also, the price and exchange of Bitcoin may be affected due to fraud risk. While Bitcoin uses private key encryption to verify owners and register transactions, fraudsters and scammers may attempt to sell false Bitcoins. All of the above may adversely affect the operation of the Bitcoin network which would erode user confidence in Bitcoin, which would negatively affect demand for the Company’s products and services. In addition, smaller exchanges are less likely to have the infrastructure and capitalization that provide larger exchanges with additional stability, larger exchanges may be more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information, or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action.

For example, during the past three years, a number of Bitcoin exchanges have been closed due to fraud, business failure or security breaches. In many of these instances, the customers of the closed Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. While smaller exchanges are less likely to have the infrastructure and capitalization that provide larger exchanges with additional stability, larger exchanges may be more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information, or gain access to private computer systems) and may be more likely to be targets of regulatory enforcement action.

Further, digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. During 2022, a number of companies in the crypto industry have declared bankruptcy, including Compute North, Core Scientific, Alameda Research, Celsius Network, Voyager Digital, Three Arrows, BlockFi, and FTX. In June 2022, Celsius began pausing all withdrawals and transfers between accounts on its platform, and in July 2022, it filed for Chapter 11 bankruptcy protection. Further, in November 2022, FTX, one of the major cryptocurrency exchanges, also filed for Chapter 11 bankruptcy. Such bankruptcies have contributed, at least in part, to further price decreases in Bitcoin, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly, and other participants and entities in the digital asset industry have been, and may continue to be, negatively affected. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity.

The Company has not been directly impacted by any of the recent bankruptcies in the crypto asset space, as it has no contractual privity or relationship to the relevant parties. However, the Company is dependent on the overall crypto assets industry, and such recent events have contributed, at least in part, to its peers’ stock price as well as the price of Bitcoin. If the liquidity of the digital assets markets continues to be negatively impacted, digital asset prices (including the price of Bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in the Company, discourage overall participation in the cryptocurrency industry, and result in loss of customer demand for the Company’s products and services. Cryptocurrency investments may be subject to losses or impairments if cryptocurrency values decrease as a result of failure of any digital asset exchange, however, the Company does not anticipate to actively participate in such activities in the foreseeable future.

Our Board or management have experience in risk management. However, if we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle and make adjustments to our risk management policies, our business, financial condition, or results of operations may be materially and adversely affected.

Our Board or management have experience in risk management. Our Board or management is evaluating the risk exposure on a regular basis and constantly adapting to the latest trend of the industry. Specifically, in light of current crypto asset market conditions and to mitigate the effect of Bitcoin price volatility, our risk management policies focus on finding cost-effective hosting sites, raising funds with a low financing cost, and renegotiating with existing site hosts to reduce cost.

However, the Bitcoin mining and related industries are emerging and evolving, which may lead to period-to-period variability and may make it difficult to evaluate our risk exposures. If we are not able to timely and appropriately adapt to changes in our business environment or to accurately assess where we are positioned within a business cycle and make adjustments to our risk management policies, our business, financial condition, or results of operations may be materially and adversely affected.

The ability to generate enough cash flows to meet, our current or future debt obligations could adversely affect our business. Those risks could increase if we incur more debt.

As of May 3, 2023, the Company has an outstanding balance of $149,900 under the loan agreement with the Small Business Administration entered into on May 31, 2020. In connection with the Closing, the Company entered into the AR Debentures in the aggregate principal amount of $2,000,000. Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend on our future operating performance, our financial condition and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, and borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

In the future, we may incur significant indebtedness in order to make future acquisitions or to develop our properties. If we were to take on additional future debt, a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and could require us to modify our operations, including by selling assets, reducing or delaying capital investments, seeking to raise additional capital or refinancing or restructuring our debt. We may or may not be able to complete any such steps on satisfactory terms. Any ability to generate sufficient cash flows to satisfy our debt obligations or contractual commitments, or to refinance our debt on commercially reasonable terms, could materially and adversely affect our financial condition and results of operations.

Our business and financial condition will be materially adversely affected if we are required to register as an investment company under the Investment Company Act.

We are not, and do not intend to become, an “investment company” as defined in the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”). Although the SEC and courts are providing increasing guidance on the treatment of cryptocurrencies for purposes of federal securities law, this continues to be an evolving area of law. Therefore, it is possible that the SEC or a court could take a position that may be adverse to the position we have taken on these matters. If we are required to register as an investment company but fails to do so, the consequences may be severe. Among the various remedies it may pursue, the SEC may seek an order of a court to enjoin us from continuing to operate as an unregistered investment company. In addition, all contracts that we have entered into in the course of our business, including securities that we have offered and sold to investors, will be rendered unenforceable except to the extent of any equitable remedies that might apply. An affected investor in such case may pursue the remedy of rescission. If we were to register as an investment company, we may be forced to significantly change our structure and operations in order to comply with the substantive requirements of the Investment Company Act. In particular, we may be forced to change our capital structure in order to satisfy the limits on leverage and classes of securities imposed by the Investment Company Act, modify the composition of our Board in order to maintain the required number of independent directors and the requirements of “independence” set forth in rules under the Investment Company Act, restrict transactions that we may engage in with affiliated persons, fair value our assets in the manner required by the Investment Company Act, etc. Compliance with the requirements of the Investment Company Act applicable to registered investment companies may make it difficult for us to continue our operations as a company that is engaged in the business of developing blockchain infrastructure and in activities related to cryptocurrency mining.

Risks Related to Government Regulation Matters

Regulatory changes or actions may restrict the use of cryptocurrencies in a manner that adversely affects an investment in us.

As cryptocurrencies have grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the Commodity Futures Trading Commission, the SEC, the Financial Crimes Enforcement Network and the Federal Bureau of Investigation) have begun to examine cryptocurrencies. On March 9, 2022, President Biden signed an executive order on cryptocurrencies. While the executive order did not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability.

Digital assets currently face an uncertain regulatory landscape in not only the United States but also in such foreign jurisdictions as the European Union and China. While certain governments such as Germany, have issued guidance as to how to treat cryptocurrencies, most regulatory bodies have not issued specific policy determinations.

Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability, but such change could be substantial and adverse to us and could adversely affect an investment in us. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws applicable to cryptocurrencies. Such proposals include the Biden Administration’s budget proposal, released on March 9, 2023, which includes (i) the imposition of an excise tax of up to 30 percent of the costs of electricity used in digital asset mining, and (ii) the imposition of information reporting requirements with respect to digital assets and digital asset brokers. Further, the Infrastructure Investment and Jobs Act (the “IIJA”), enacted November 15, 2021, contains, among other things, an expanded definition of the term “broker” for certain tax and information reporting obligations that could require cryptocurrency miners, including us, to provide to the IRS information relating to cryptocurrency transactions that cryptocurrency miners, including us, generally do not, and may not be able to, obtain, potentially rendering compliance impossible. Generally, the cryptocurrency provisions contained in the IIJA began applying to digital transactions beginning in 2023. The IRS has suspended the application of those provisions of the IIJA until the Treasury Department issues final regulations, which may provide further guidance on whether we are a “broker” under the IIJA. The U.S. Congress may consider, and could include, one or both of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability.

The Company is subject to a highly-evolving regulatory landscape and any adverse changes to, or its failure to comply with, any laws and regulations could adversely affect its business, reputation, prospects or operations.

Until recently, relatively little regulatory attention has been directed toward the crypto assets market by U.S. federal and state governments, non-U.S. governments and self-regulatory agencies. As crypto assets have grown in popularity and in market size, the U.S. regulatory regime ~~-~~ namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the U.S. Commodity Futures Trading Commission (the “CFTC”), the Financial Crimes Enforcement Network (the “FinCEN”) and the Federal Bureau of Investigation), and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in March 2022, Federal Reserve Chair Jerome Powell expressed the need for regulation to prevent “cryptocurrencies from serving as a vehicle for terrorist finance and just general criminal behavior.” On March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. The significant uncertainty surrounding the regulation of the crypto assets industry requires the Company to exercise its judgment as to whether certain laws, rules and regulations apply to it, and it is possible that governmental bodies and regulators may disagree with its conclusions. To the extent the Company has not complied with such laws, rules and regulations, the Company could be subject to significant fines, revocation of licenses, limitations on its products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect its business, operating results and financial condition.

Additionally, the recent bankruptcy filings of FTX, the third largest digital asset exchange by volume at the time of its filing, and its affiliated hedge fund Alameda Research, in addition to other bankruptcy filings of crypto companies throughout calendar year 2022, will likely attract heightened regulatory scrutiny from U.S. regulatory agencies such as the SEC and CFTC. Increasing regulation and regulatory scrutiny may result in additional costs for the Company and our management having to devote increased time and attention to regulatory matters, change aspects of the Company’s business or result in limits on the utility of Bitcoin. In addition, regulatory developments and/or the Company’s business activities may require us to comply with certain regulatory regimes. Increasingly strict legal and regulatory requirements and any regulatory investigations and enforcement may result in changes to the Company’s business, as well as increased costs, supervision and examination. Moreover, new laws, regulations or interpretations may result in additional litigation, regulatory investigations and enforcement or other actions. Adverse changes to, or the Company’s failure to comply with, any laws and regulations may have, an adverse effect on the Company’s reputation and brand and its business, operating results and financial condition.

Although the Company is not directly connected to the recent cryptocurrency market events, the Company may still suffer reputational harm due to its association with the cryptocurrency industry in light of the recent disruption in the crypto asset markets. Customers and counterparties may lose confidence with us and may deem our business to be risky. This may result in a loss of customer demand for our products and services. Counterparties and may be hesitant to enter into a business relationship with us, and it may be difficult for us to reach favorable business terms with counterparties. Ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of Bitcoin and/or may adversely affect the Company’s business, reputation, financial condition and results of operations.

The Company is subject to risks associated with legal, political or other conditions or developments regarding holding, using or mining of cryptocurrencies, in particular Bitcoins, which could negatively affect its business, results of operations and financial position.

Changes in government policies, taxes, general economic and fiscal conditions, as well as political, diplomatic or social events, expose the Company to financial and business risks. In particular, changes in policies and laws regarding holding, using and/or mining of Bitcoins could result in an adverse effect on the Company’s business operations and results of operations.

There are significant uncertainties regarding future regulations pertaining to the holding, using or mining of Bitcoins, which may adversely affect the Company’s results of operations. While Bitcoin has gradually gained more market acceptance and attention, it is anonymous and may be used for black market transactions, money laundering, illegal activities or tax evasion. As a result, governments may seek to regulate, restrict, control or ban the mining, use and holding of Bitcoins.

With advances in technology, cryptocurrencies are likely to undergo significant changes in the future. It remains uncertain whether Bitcoin will be able to cope with, or benefit from, those changes. In addition, as Bitcoin mining employs sophisticated and high computing power devices that need to consume a lot of electricity to operate, future developments in the regulation of energy consumption, including possible restrictions on energy usage in the jurisdictions where the Company mines, may also affect the Company’s business operations. For example, in the United States, certain local governments of the State of Washington have discussed measures to address environmental impacts of Bitcoin-related operations, such as the high electricity consumption of Bitcoin mining activities.

Increased political scrutiny regarding the energy use and climate change impacts of crypto asset mining operations could result in new laws, regulations and policies that impose restrictions or compliance costs on our Bitcoin mining operations.

Crypto asset mining has become heavily scrutinized from a climate change and energy consumption perspective in recent years. Politicians, environmental groups and climate activists alike have called for increased oversight, regulation and reporting of energy use and greenhouse gas (“GHG”) emissions of crypto asset mining companies, among other measures. Certain members of the U.S. Congress and other non-governmental organizations have made investigations into, and published claims and reports regarding, the crypto asset mining industry’s impact on global GHG emissions and energy consumption and have raised concerns over the diversion of power sources for crypto mining and possible impacts on consumer electricity prices. For example, in early 2022, a group of U.S. Senators solicited information from various crypto asset mining companies on their respective energy use and emissions. Then, in July 2022, that same group of Senators authored a letter to the Environmental Protection Agency (“EPA”) and Department of Energy urging the agencies to investigate energy and climate impacts of mining companies and to consider regulations requiring the monitoring and reporting of emissions and energy consumption by certain crypto asset operations. Moreover, the Crypto Asset Environmental Transparency Act was introduced to the U.S. Senate on March 6, 2023, and, if passed, would impose emissions reporting obligations on mining operations that consume electricity above a specified threshold and would direct the EPA to investigate the environmental and climate impacts of the crypto asset mining industry. Separately, in September 2022, the Biden Administration released its report on Climate and Energy Implications of Crypto-Assets in the United States, which recommends that the federal government take action to develop environmental performance standards for crypto asset technologies, assess the impact of crypto asset mining on electricity system reliability, and minimize emissions and other environmental impacts associated with crypto asset mining, among other recommendations. Certain state governments have also introduced legislation imposing restrictions on the crypto asset mining industry, citing similar concerns. We are unable to predict whether currently proposed legislation or regulatory initiatives will be implemented, but any action by the federal government or the states in which we operate to restrict, limit, condition or otherwise regulate our crypto asset mining operations, whether as part of a climate change or energy transition policy initiative or otherwise, could adversely affect our business, financial condition and results of operations. Similarly, public statements by government officials and non-governmental organizations regarding the impact of crypto asset mining on global energy consumption, GHG emissions and grid stability, whether valid or not, could harm our reputation and stakeholder goodwill.

It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin, ether, or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which would adversely affect us.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, several countries continue taking regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these cryptocurrency assets or to exchange for fiat currency. In September 2021, China instituted a blanket ban on all crypto transactions and mining, including services provided by overseas crypto exchanges in mainland China, effectively making all crypto-related activities illegal in China. In other nations, including Russia, it is illegal to accept payment in Bitcoin or other crypto assets for consumer transactions, and banking institutions are barred from accepting deposits of Bitcoin. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on us, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors.

The cryptoeconomy is novel and has little to no access to policymakers or lobbying organizations, which may harm our ability to effectively react to proposed legislation and regulation of crypto assets or crypto asset platforms adverse to our business.

As crypto assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies and public advocacy groups have been examining the operations of crypto networks, users and platforms, with a focus on how crypto assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold crypto assets for users. Many of these entities have called for heightened regulatory oversight, and have issued consumer advisories describing the risks posed by crypto assets to users and investors. For instance, in July 2019, then-U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about crypto assets. In recent months, members of Congress have made inquiries into the regulation of crypto assets, and Gary Gensler, Chair of the SEC, has made public statements regarding increased regulatory oversight of crypto assets. Outside the United States, several jurisdictions have banned so-called initial coin offerings, such as China and South Korea, while Canada, Singapore, Hong Kong, have opined that token offerings may constitute securities offerings subject to local securities regulations. In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail customers arising from the sale of derivatives and exchange-traded notes that reference certain types of crypto assets, contending that they are “ill-suited” to retail investors due to extreme volatility, valuation challenges and association with financial crimes. In May 2021, the Chinese government called for a crackdown on Bitcoin mining and trading, and in September 2021, Chinese regulators instituted a blanket ban on all crypto mining and transactions, including overseas crypto exchange services taking place in China, effectively making all crypto-related activities illegal in China. In January 2022, the Central Bank of Russia called for a ban on cryptocurrency activities ranging from mining to trading, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for currencies.

The crypto economy is novel and has little to no access to policymakers and lobbying organizations in many jurisdictions. Competitors from other, more established industries, including traditional financial services, may have greater access to lobbyists or governmental officials, and regulators that are concerned about the potential for crypto assets for illicit usage may affect statutory and regulatory changes with minimal or discounted inputs from the cryptoeconomy. As a result, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the cryptoeconomy or crypto asset platforms, which could adversely impact our business.

Bitcoin’s status as a “security,” a “commodity” or a “financial instrument” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a crypto asset, we may be subject to regulatory scrutiny, investigations, fines and other penalties, which may adversely affect our business, operating results and financial condition.

The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws. To date, the SEC staff have treated Bitcoin as a commodity. The legal test for determining whether any given crypto asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular crypto asset as a security. Furthermore, the SEC’s views in this area have evolved over time and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. Public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that Bitcoin or Ether are securities (in their current form). Bitcoin and Ether are the only crypto assets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. With respect to all other crypto assets, there is currently no certainty under the applicable legal test that such assets are not securities, notwithstanding the conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Similarly, though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given crypto asset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC.

Several foreign jurisdictions have taken a broad-based approach to classifying crypto assets as “securities,” while other foreign jurisdictions, such as Switzerland, Malta and Singapore, have adopted a narrower approach. As a result, certain crypto assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations or directives that affect the characterization of crypto assets as “securities.” If Bitcoin or any other supported crypto asset is deemed to be a security under any U.S. federal, state or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported crypto asset. For instance, all transactions in such supported crypto asset would have to be registered with the SEC or other foreign authority, or conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the networks on which such supported crypto assets are utilized may be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the crypto asset. Also, it may make it difficult for such supported crypto asset to be traded, cleared and custodied as compared to other crypto assets that are not considered to be securities.

Risks Relating to Ownership of our Common Stock

Our ability to uplist our Common Stock to NYSE American is subject to us meeting applicable listing criteria.

We intend to apply for our Common Stock to be listed on the NYSE American. NYSE American requires companies desiring to list their common stock to meet certain listing criteria including total number of stockholders; minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from listing our Common Stock on NYSE American. In the event we are unable to uplist our Common Stock, our Common Stock will continue to trade on the OTCQB, which is generally considered less liquid and more volatile than the NYSE American. Our failure to uplist our Common Stock could make it more difficult for you to trade our Common Stock, could prevent our Common Stock trading on a frequent and liquid basis and could result in the value of our Common Stock being less than it would be if we were able to uplist.

Our Common Stock may be subject to significant price volatility which may have an adverse effect on your ability to liquidate your investment in our Common Stock.

The market for our Common Stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, our Common Stock may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our Common Stock are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of meaningful profits to date and uncertainty of future profits. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Additionally, the market price of our Common Stock could be subject to extreme volatility and fluctuations in response to industry-wide developments beyond its control, such as continued industry-wide fallout from the recent Chapter 11 bankruptcy filings of cryptocurrency exchanges FTX (including its affiliated hedge fund Alameda Research), crypto hedge fund Three Arrows, crypto miners Compute North and Core Scientific and crypto lenders Celsius Network, Voyager Digital and BlockFi. Although the Company has no exposure to any of the cryptocurrency market participants that recently filed for Chapter 11 bankruptcy, or who are known to have experienced excessive redemptions, suspended redemptions or have crypto assets of their customers unaccounted for; and the Company does not have any assets, material or otherwise, that may not be recovered due to these bankruptcies or excessive or suspended redemptions; the price of Common Stock may still not be immune to unfavorable investor sentiment resulting from these recent developments in the broader cryptocurrency industry and you may experience depreciation of the price of Common Stock.

The conversion or exercise, as applicable, of the outstanding PIPE Preferred Stock, PIPE Warrants, Options, Series D Preferred Stock and AR Debentures could substantially dilute your investment and adversely affect the market price of our Common Stock.

The PIPE Preferred Stock are convertible into an aggregate of 99,292,858 shares of Common Stock and the PIPE Warrants are exercisable for an aggregate of 198,585,716 shares of Common Stock. In addition, there are outstanding Options to purchase an aggregate of 8,000,000 shares of Common Stock for $0.25 per share which are only exercisable if specific production hurdles are achieved, pursuant to the Option Agreements. 4,423 outstanding Series D Preferred Stock were issued in connection with the exchange of the Company’s 12% senior secured convertible debentures for the AR Debentures and such Series D Preferred Stock are convertible into shares of Common Stock at a price of $0.175 per share. Additionally, the AR Debentures are convertible into shares of Common Stock at a price of $0.175, subject to adjustments therein.

In addition, sales of a substantial number of shares of Common Stock issued upon the conversion or exercise, as applicable, of the outstanding PIPE Preferred Stock, PIPE Warrants, Options, Series D Preferred Stock and AR Debentures, or even the perception that such sales could occur, could adversely affect the market price of our Common Stock. The conversion or exercise of such securities could result in dilution in the interests of our other stockholders and adversely affect the market price of our Common Stock.

Risks Related to the Price of Bitcoin

The impact of geopolitical and economic events on the supply and demand for cryptocurrencies is uncertain.

Geopolitical crises may motivate large-scale purchases of Bitcoin and other cryptocurrencies, which could increase the price of Bitcoin and other cryptocurrencies rapidly. Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as war, civil unrest, terrorist attacks, geopolitical events, disease, such as the COVID-19 pandemic, and similar events. Specifically, the uncertain nature, magnitude and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk. As an alternative to fiat currencies that are backed by central governments, Bitcoin, which is relatively new, is subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our Common Stock. Political or economic crises may motivate large-scale acquisitions or sales of Bitcoin either globally or locally. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account.

Acceptance and/or widespread use of cryptocurrency is uncertain.

There is a relatively limited use of any cryptocurrency in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions, process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in cryptocurrency. Conversely, a significant portion of Bitcoin demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines Bitcoin’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for Bitcoin as a medium of exchange and payment method may always be low. The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptance could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of Bitcoin or any other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Demand for Bitcoin is driven, in part, by its status as the most prominent and secure crypto asset. It is possible that crypto assets other than Bitcoin could have features that make them more desirable to a material portion of the crypto asset user base, resulting in a reduction in demand for Bitcoin, which could have a negative impact on the price of Bitcoin and adversely affect an investment in us.

Bitcoin, as an asset, holds “first-to-market” advantages over other crypto assets. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest mining power in use to secure its blockchain and transaction verification system. Having a large mining network results in greater user confidence regarding the security and long-term stability of a crypto asset’s network and its blockchain; as a result, the advantage of more users and miners makes a crypto asset more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage.

Despite the marked first-mover advantage of the Bitcoin network over other crypto asset networks, it is possible that another crypto asset could become materially popular due to either a perceived or exposed shortcoming of the Bitcoin network protocol that is not immediately addressed by the Bitcoin contributor community or a perceived advantage of an altcoin that includes features not incorporated into Bitcoin. If a crypto asset obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce Bitcoin’s market share as well as other crypto assets we may become involved in and have a negative impact on the demand for, and price of, such crypto assets and could adversely affect an investment in us. It is possible that we will mine alternative crypto assets in the future, but we may not have as much experience to date in comparison to our experience mining Bitcoin, which may put us at a competitive disadvantage.

Cryptocurrencies, including those maintained by or for us, may be exposed to cybersecurity threats and hacks.

Flaws in cryptocurrency codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users’ information. Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred. Our devices, as well as our miners, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our miners and computer systems or those of third parties that we use in our operations. As technological change occurs, the security threats to our cryptocurrencies will likely change and previously unknown threats may emerge. Human error and the constantly evolving state of cybercrime and hacking techniques may render present security protocols and procedures ineffective in ways which we cannot predict. Such events could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

We may face financing, liquidity or other risks related to the impact that the current crypto asset market disruption has had, directly or indirectly, on the value of the crypto assets we use as collateral or the value of our crypto assets used by others as collateral.

We have pledged all of our crypto assets as collateral for the AR Debentures. Pursuant to the AR Debentures, we have the option, at any time after Uplisting and until November 3, 2023, to repay some or all of the then outstanding principal amount (including accrued but unpaid interest and any liquidated damages) of the AR Debentures in collateral with a fair market value equal to the amount being repaid. If we elect to exercise such option (subject to the Uplisting requirement) before November 3, 2023, a significant decrease of value of crypto assets would allow us to only pay a minimal amount of the outstanding principal and we would be required to repay most or all of the outstanding principal amount of the AR Debentures in cash. Additionally, in the event of default, if the proceeds from the sale, license or other disposition of the collateral are insufficient to pay all amounts that the secured parties are legally entitled, the Company will be liable for the deficiency, together with interest thereon, at the rate of 18% per annum or the lesser amount permitted by applicable law, and reasonable attorneys fees employed by the secured parties to collect such deficiency. We may not be able to generate sufficient cash to pay such amounts, which would have a negative impact on our business and limit our ability to obtain additional financing.

Risks Related to the Exok Assets

Oil, natural gas and NGL prices are highly volatile. An extended decline in commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

Following our acquisition and development of the Exok Assets, a portion of our revenues, profitability and cash flows will depend upon the prices for oil, natural gas and natural gas liquids (“NGL”). The prices we would receive for oil, natural gas and NGL production are volatile and a decrease in prices can materially and adversely affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms. Changes in oil, natural gas and NGL prices have a significant impact on the amount of oil, natural gas and NGL that we can produce economically, the value of our reserves and on our cash flows. Historically, world-wide oil, natural gas and NGL prices and markets have been subject to significant change and may continue to change in the future. Prices for oil, natural gas and NGLs may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

●	the domestic and foreign supply of and demand for oil, natural gas and NGL;
●	the price and quantity of foreign imports of oil, natural gas and NGL;
●	political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East, Ukraine and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage;
●	the ability of and actions taken by members of Organization of the Petroleum Exporting Countries and other oil-producing nations in connection with their arrangements to maintain oil prices and production controls;
●	the impact on worldwide economic activity of an epidemic, outbreak or other public health events, such as COVID-19;
●	the proximity of our production to and capacity of oil, natural gas and NGL pipelines and other transportation and storage facilities;
●	federal regulations applicable to exports of liquefied natural gas (“LNG”), including the export of the first quantities of LNG liquefied from natural gas produced in the lower 48 states of the United States;
●	the level of consumer product demand;
●	weather conditions;
●	U.S. and non-U.S. governmental regulations, including environmental initiatives and taxation;
●	overall domestic and global economic conditions;
●	the value of the dollar relative to the currencies of other countries;
●	stockholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil, natural gas and NGL to minimize emissions of carbon dioxide, a greenhouse gas;
●	technological advances affecting energy consumption, energy conservation and energy supply;
●	the price and availability of alternative fuels; and
●	the impact of energy consumption, supply, and conservation policies and activities by governmental authorities, international agreements, and non-governmental organizations to limit, restrict, suspend or prohibit the performance or financing of oil, natural gas and NGL exploration, production, development or marketing activities.

Drilling for and producing oil and gas wells is a high-risk activity with many uncertainties that could adversely affect our business, financial condition or results of operations.

Drilling oil and gas wells, including development wells, involves numerous risks, including the risk that we may not encounter commercially productive oil, natural gas and NGL reserves (including “dry holes”). We must incur significant expenditures to drill and complete wells, the costs of which are often uncertain. It is possible that we will make substantial expenditures on drilling and not discover reserves in commercially viable quantities. Specifically, we often are uncertain as to the future cost or timing of drilling, completing and operating wells, and our drilling operations and those of our third-party operators may be curtailed, delayed or canceled. The cost of our drilling, completing and operating wells may increase and our results of operations and cash flows from such operations may be impacted, as a result of a variety of factors, including:

●	unexpected drilling conditions;

●	title problems;
●	pressure or irregularities in formations;
●	equipment failures or accidents;
●	adverse weather conditions, such as winter storms, flooding and hurricanes, and changes in weather patterns;
●	compliance with, or changes in, environmental laws and regulations relating to air emissions, hydraulic fracturing and disposal of produced water, drilling fluids and other wastes, laws and regulations imposing conditions and restrictions on drilling and completion operations and other laws and regulations, such as tax laws and regulations;
●	the availability and timely issuance of required governmental permits and licenses;
●	the availability of, costs associated with and terms of contractual arrangements for properties, including mineral licenses and leases, pipelines, rail cars, crude oil hauling trucks and qualified drivers and related services, facilities and equipment to gather, process, compress, store, transport and market crude oil, natural gas and related commodities;
●	compliance with environmental and other governmental requirements; and
●	environmental hazards, such as natural gas leaks, oil and produced water spills, pipeline or tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the air, surface and subsurface environment.

A failure to recover our investment in the Exok Assets, increases in the costs of our drilling operations or those of third-party operators, and/or curtailments, delays or cancellations of our drilling operations or those of our third-party operators in each case due to any of the above factors or other factors, may materially and adversely affect our business, financial condition and results of operations.

The Exok Assets currently have no producing properties and there is no assurance that we will be able to successfully drill producing wells. If the Exok Assets are not commercially productive of crude oil or natural gas, any funds spent on exploration and production may be lost.

All of the Exok Assets are in the pre-production stage and there is no assurance that we will be able to obtain the requisite permits to begin drilling or successfully drill producing wells. We are dependent on establishing sufficient reserves at the Exok Assets for additional cash flow and a return of our investment. If the Exok Assets are not economic, all of the funds that we have invested, or will invest, will be lost. In addition, the failure of the Exok Assets to produce commercially may make it more difficult for us to raise additional funds in the form of additional sale of our equity securities or working interests in other property in which we may acquire an interest.

Since we will operate a new business segment and have no operating history related to the exploration and production of oil and gas assets, investors have no basis to evaluate our ability to operate profitably in this segment.

We began cryptocurrency mining operations in October 2021 and have not generated any revenue in the exploration and production of oil and gas assets to date. We face many of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and competition. There is no assurance that our business will be successful or that we can ever operate profitably. Additionally, our management will have less time to devote to the Company’s crypto operations. We may not be able to effectively manage the demands required of a new business segment in a new industry, such that we may be unable to successfully maintain our current business or implement our business plan or achieve profitability.

There may be conflicts of interest between certain of our officers and directors and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other stockholders. A conflict of interest may arise between our officers and directors’ personal pecuniary interests and their fiduciary duty to our stockholders. Furthermore, our officers and directors’ own pecuniary interests may not align with their fiduciary duties to our stockholders. Edward Kovalik (Chief Executive Officer and Chair), Gary C. Hanna (President and Director) and Paul Kessler (Director) have certain overriding royalty interests in the Exok Assets. To avoid any potential conflict of interest with certain members of the Board and management owning certain overriding royalty interests under the Exok Assets, all of the Company’s drilling programs will be approved by an independent committee of the Board on a quarterly basis.

Our plan to develop the Exok Assets and exercise the Exok Option may require substantial additional capital, which we may be unable to raise on acceptable terms in the future.

We currently plan to develop the Exok Assets. Obtaining permits, seismic data, as well as exploration, development and production activities entail considerable costs, and we may need to raise substantial additional capital, through future private or public equity offerings, strategic alliances or debt financing. Additionally, pursuant to the Exok Agreement, the Company may exercise the Exok Option, from the Closing Date until the later of (x) the date that is ninety (90) days following the Closing Date and (y) August 15, 2023, to purchase 32,695 additional gross acres from Exok for a purchase price of $22,182,000, payable in (a) $18,000,000 in cash and (b) $4,182,000 in total equity consideration.

Our future capital requirements will depend on many factors, including:

●	the scope, rate of progress and cost of our exploration, appraisal, development and production activities;
●	oil and natural gas prices;
●	our ability to obtain the requisite permits to begin drilling;
●	our ability to locate and acquire hydrocarbon reserves;
●	our ability to produce oil or natural gas from those reserves;
●	the terms and timing of any drilling and other production-related arrangements that we may enter into;
●	the cost and timing of governmental approvals and/or concessions; and
●	the effects of competition by larger companies operating in the oil and gas industry.

Even if we succeed in selling additional equity securities to raise funds, at such time the ownership percentage of our existing stockholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing stockholders. If we raise additional capital through debt financing, the financing may involve covenants that restrict our business activities. If we are not successful in raising additional capital, we may be unable to continue our future exploration, development and production activities, and we may be unable to purchase additional gross acres pursuant to the Exok Option within the requisite exercise period.

We will face strong competition from other oil and gas companies.

We will encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies that have been engaged in the oil and gas business much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. These companies may be able to pay more for exploratory projects and productive oil and gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. Such competitors may also be in a better position to secure oilfield services and equipment on a timely basis or on favorable terms. These companies may also have a greater ability to continue drilling activities during periods of low oil and gas prices, such as the current commodity price environment, and to absorb the burden of current and future governmental regulations and taxation. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment.

Government regulation and liability for oil and natural gas operations may adversely affect our business and results of operations.

If we are successful in our exploration, production and development activities, we will be subject to extensive federal, state, and local government regulations, which may change from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds and other financial assurance, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas from wells below actual production capacity in order to conserve supplies of oil and natural gas. These laws and regulations may affect the costs, manner, and feasibility of our operations by, among other things, requiring us to make significant expenditures in order to comply and restricting the areas available for oil and gas production. Failure to comply with these laws and regulations may result in substantial liabilities to third-parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations, could have a material adverse effect on us, such as by imposing, penalties, fines and/or fees, taxes and tariffs on carbon that could have the effect of raising prices to the end user and thereby reducing the demand for our products.

Our operations will be subject to federal, state and local laws and regulations related to environmental and natural resources protection and occupational health and safety which may expose us to significant costs and liabilities and result in increased costs and additional operating restrictions or delays.

Our planned oil, natural gas and NGL exploration, production and development operations will be subject to stringent federal, state, local and other applicable laws and regulations governing worker health and safety, the release or disposal of materials into the environment or otherwise relating to environmental protection. Numerous governmental entities, including the EPA, the U.S. Occupational Safety and Health Administration (“OSHA”), and analogous state agencies, including the Colorado Department of Public Health & Environment (“CDPHE”) have the power to enforce compliance with these laws and regulations. These laws and regulations may, among other things, require the acquisition of permits to conduct drilling; govern the amounts and types of substances that may be released into the environment; limit or prohibit construction or drilling activities in environmentally-sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered species; require investigatory and remedial actions to mitigate pollution conditions; impose obligations to reclaim and abandon well sites and pits; and impose specific criteria addressing worker protection. Compliance with such laws and regulations may impact our operations and production, require us to install new or modified emission controls on equipment or processes, incur longer permitting timelines, restrict the areas in which some or all operational activities may be conducted, and incur significantly increased capital or operating expenditures, which costs may be significant. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.

Additionally, certain environmental laws impose strict, joint and several liability for costs required to remediate and restore sites where hydrocarbons, materials or wastes have been stored or released. Failure to comply with these laws and regulations may also result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations or the incurrence of capital expenditures, the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects and the issuance of orders enjoining some or all of our operations in affected areas. Moreover, accidental spills or other releases may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such spills or releases, including any third-party claims for damage to property, natural resources or persons. We may not be able to fully recover such costs from insurance. One or more of these developments that impact us, our service providers or our customers could have a material adverse effect on our business, results of operations and financial condition and reduce demand for our products.

Our oil and gas exploration, production, and development activities may be subject to a series of risks related to climate change and energy transition initiatives.

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. President Biden highlighted addressing climate change as a priority under his Administration and has issued, and may continue to issue, executive orders related to this.

At the federal level, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. Although there has recently been considerable uncertainty surrounding regulation of methane emissions from oil and gas facilities, the EPA is currently also proposing new and updated rules for both new and existing sources. The EPA’s proposed rules, if finalized, would making existing regulations more stringent, expand the scope of source types covered by the rules, and require states to develop plans to reduce methane and volatile organic compound (“VOC”) emissions from existing sources that must be at least as effective as presumptive standards set by EPA. In addition, the U.S. Congress may continue to consider and pass legislation related to the reduction of GHG emissions, including methane and carbon dioxide. For example, the Inflation Reduction Act of 2022 (the “IRA”), which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities, was signed into law in August 2022. Furthermore, the SEC has proposed rules that, amongst other matters, will establish a framework for the reporting of climate risks. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient. These ongoing regulatory actions and the emissions fee and funding provisions of the IRA could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations. We note that the regulatory activities discussed above are subject to intense political debate and could be subject to major modification depending upon the outcome of the 2024 election cycle.

At the international level, the United Nations-sponsored Paris Agreement, though non-binding, calls for signatory nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. In February 2021, President Biden recommitted the United States to long-term international goals to reduce emissions, including those under the Paris Agreement. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50 to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community convenes annually to negotiate further pledges and initiatives, such as the Global Methane Pledge (a collective goal to reduce global methane emissions by 30 percent from 2020 levels by 2030). The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement or other international agreements cannot be predicted at this time.

Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore, are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Involvement in such a case, regardless of the substance of the allegations, could have adverse reputational impacts and an unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition or operations.

There are also increasing financial risks for oil and gas producers as certain shareholders, bondholders and lenders may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Certain institutional lenders who provide financing to fossil-fuel energy companies have shifted their investment practices to those that favor “clean” power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies in the short or long term. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. Additionally, there is also the possibility that financial institutions will be pressured or required to adopt policies that limit funding for fossil fuel energy companies. Although there has been recent political support to counteract these initiatives, these and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Any material reduction in the capital available to us or our fossil fuel-related customers could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could reduce the demand for our products and services.

Our oil and gas exploration, production, and development activities may be subject to physical risks related to potential climate change impacts.

Increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, wildfires, and floods and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets or those of our vendors and suppliers and could disrupt our supply chains and thus could have an adverse effect on our operations.

Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or its production. While our operational consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

Our business and ability to secure financing may be adversely impacted by increasing stakeholder and market attention to ESG matters.

Businesses across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Businesses that are perceived to be operating in contrast to investor or stakeholder expectations and standards, which are continuing to evolve, or businesses that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such business entity could be materially and adversely affected. Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG related disclosures, increasing mandatory ESG disclosures, and consumer demand for alternative forms of energy may result in increased operating and compliance costs, reduced demand for our products, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, reputational damage, and negative impacts on our access to capital markets. To the extent that societal pressures or political or other factors are involved, it is possible that the Company could be subject to additional governmental investigations, private litigation or activist campaigns as stockholders may attempt to effect changes to the Company’s business or governance practices.

While we may elect to seek out various voluntary ESG targets in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs or technical difficulties associated with achieving such results. Similarly, while we may decide to participate in various voluntary ESG frameworks and certification programs, such participation may not have the intended results on our ESG profile. In addition, voluntary disclosures regarding ESG matters, as well as any ESG disclosures currently required or required in the future, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. Moreover, failure or a perception (whether or not valid) of failure to implement ESG strategies or achieve ESG goals or commitments, including any GHG emission reduction or carbon intensity goals or commitments, could result in private litigation and damage our reputation, cause investors or consumers to lose confidence in us, and negatively impact our operations and goodwill. Notwithstanding our election to pursue aspirational ESG-related targets in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs, technical or operational obstacles or other market or technological developments beyond our control.

Restrictions and regulations regarding hydraulic fracturing could result in increased costs, delays and cancellations in our planned oil, natural gas, and NGL exploration, production and development activities.

Our drilling operations will include hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and gas commissions, but the practice continues to attract considerable public, scientific and governmental attention in certain parts of the country, resulting in increased scrutiny and regulation, including by federal agencies. Many states have adopted rules that impose new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. For example, Colorado requires the disclosure of chemicals used in hydraulic fracturing and recently extended setback requirements for drilling activities. Local governments may also impose, or attempt to impose restrictions on the time, place, and manner in which hydraulic fracturing activities may occur. The EPA has also asserted federal regulatory authority over certain aspects of hydraulic fracturing. Additionally, certain federal and state agencies have evaluated or are evaluating potential impacts of hydraulic fracturing on drinking water sources or seismic events. These ongoing studies could spur initiatives to further regulate hydraulic fracturing or otherwise make it more difficult and costly to perform hydraulic fracturing activities. Any new or more stringent federal, state, local or other applicable legal requirements such as presidential executive orders or state or local ballot initiatives relating to hydraulic fracturing that impose restrictions, delays or cancellations in areas where we plan to operate could cause us to incur potentially significant added costs to comply with such requirements or experience delays, curtailment, or preclusion from the pursuit of exploration, development or production activities.

Our planned oil, natural gas and NGL exploration and production activities could be adversely impacted by restrictions on our ability to obtain water or dispose of produced water.

Our operations will require water for our planned oil and natural gas exploration during drilling and completion activities. Our access to water may be limited due to reasons such as prolonged drought, private third party competition for water in localized areas or our inability to acquire or maintain water sourcing permits or other rights as well as governmental regulations or restrictions adopted in the future. For example, the Governor of Colorado recently signed into law HB 1242 which places restrictions on the use of fresh water for oil and gas operations and requires oil and gas operators to report their water use. Any difficulty or restriction on locating or contractually acquiring sufficient amounts of water in an economical manner could adversely impact our planned operations.

Additionally, we must dispose of the fluids produced during oil and natural gas production, including produced water. We may choose to dispose of produced water into deep wells by means of injection, either directly ourselves or through third party contractors. While we may seek to reuse or recycle produced water instead of disposing of such water, our costs for disposing of produced water could increase significantly as a result of increased regulation or if reusing and recycling water becomes impractical. Disposal wells are regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for construction and operation of such disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed.

In recent years, wells used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. The U.S. geological survey has recently identified Colorado as one of six states with the most significant hazards from induced seismicity. Concerns by the public and governmental authorities have prompted several state agencies to require operators to take certain prescriptive actions or limit disposal volumes following unusual seismic activity. The Colorado Oil and Gas Conservation Commission (“COGCC”) requires operators to monitor and evaluate for seismicity risks in certain situations. Restrictions on produced water disposal well injection activities or suspensions of such activities, whether due to the occurrence of seismic events or other regulatory actions could increase our costs to dispose of produced water and adversely impact our results of operations.

Laws and regulations pertaining to the protection of threatened and endangered species and their habitats could delay, restrict or prohibit our planned oil, natural gas, and NGL exploration and production operations and adversely affect the development and production of our reserves.

The Endangered Species Act (“ESA”) and comparable state laws protect endangered and threatened species and their habitats. Under the ESA, the U.S. Fish and Wildlife Service (“FWS”) may designate critical habitat areas that it believes are necessary for survival of species listed as threatened or endangered. Similar protections are offered to migratory birds under the MBTA. Such designations could require us to develop mitigation plans to avoid potential adverse effects to protected species and their habitats, and our oil and gas operations may be delayed, restricted or prohibited in certain locations or during certain seasons, such as breeding and nesting seasons, when those operations could have an adverse effect on the species. Moreover, the future listing of previously unprotected species as threatened or endangered in areas where we are operating in the future could cause us to incur increased costs arising from species protection measures or could result in delays, restrictions or prohibitions on our planned development and production activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1†	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Creek Road Merger Sub, LLC and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
3.1†	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2020).
3.2†	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2020).
3.3†	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 15, 2021).
3.4†	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Creek Road Miners, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.5†	Amended and Restated Bylaws of Prairie Operating Co. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.6†	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
4.1†	Form of Warrant (incorporated by reference to Exhibit C of Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.1†	Master Services Agreement and Order Form by and between Atlas Power Hosting, LLC and Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).
10.2†	Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among Prairie Operating Co., LLC, Exok, Inc. and Creek Road Miners, Inc (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.3†	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.4†	Support Agreement (Series B Preferred Stock), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.5†	Form of Support Agreement (Series C Preferred Stock) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.6†	Support Agreement (Senior Secured Convertible Debenture), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.7†	Support Agreement (Senior Secured Convertible Debenture and Series A Preferred Stock), dated as of May 3, 2023, by and among Creek Road Miners, Inc., Barlock 2019 Fund, LP, Scott D. Kaufman and American Natural Energy Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).

10.8†	Support Agreement (Convertible Promissory Note), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Creecal Holdings, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.9†	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.10†	Stockholders Agreement, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Bristol Capital Advisors, LLC, Paul Kessler, Edward Kovalik and Gary C. Hanna (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.11†	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.12†	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.13†	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.14†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.15†	Form of 12% Amended and Restated Senior Secured Convertible Debenture Due December 31, 2023 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.16†	Amended and Restated Security Agreement, dated as of May 3, 2023, by and among Prairie Operating Co. and its subsidiaries, Barlock 2019 Fund, LP, Bristol Investment Fund, Ltd. and Gary Henrie, as collateral agent (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.17†	Form of Amended and Restated Non-Compensatory Option Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.18*†	Form of Employment Agreement (President and CEO).
10.19*†	Form of Employment Agreement (Other Executive Officers).
10.20†	Amended and Restated Prairie Operating Co. Long Term Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PRAIRIE OPERATING CO.

	By:	/s/ Edward Kovalik
Edward Kovalik
Date: August 14, 2023		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Craig Owen
Craig Owen
Date: August 14, 2023		Chief Financial Officer
(Principal Financial and Accounting Officer)

