Form 10-Q
period 2023-09-30
Prairie Operating Co.
filed 2023-11-14
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-33383

Prairie Operating Co.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

602 Sawyer, Suite 710 Houston, TX	77007
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 9, 2023
Common Stock, $0.0001 par value	7,475,315

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$7,241,811	$79,845
Accounts and other receivable	97,293	—
Prepaid expenses	271,839	—
Total current assets	7,610,943	79,845

Property and equipment:
Oil and natural gas properties, successful efforts method of accounting ($28,595,051 excluded from amortization at September 30, 2023)	28,595,051	—
Cryptocurrency mining equipment	4,293,422	—
Less: Accumulated depreciation, depletion and amortization	(558,319)	—
Total property and equipment, net	32,330,154
Deposits on mining equipment	150,000	—
Deferred transaction costs	—	1,760,665
Total assets	$40,091,097	$1,840,510

Liabilities, Mezzanine Equity and Members’/Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,708,498	$2,219,946
Accrued interest and expenses – related parties	30,000	2,084
Secured convertible debenture (related party)	2,431,500	—
Secured convertible debenture	2,431,500	—
Total current liabilities	11,601,498	2,222,030

Long-term liabilities:
Warrant liabilities	50,738,180	—
Total long-term liabilities	50,738,180	—
Total liabilities	62,339,678	2,222,030

Commitments and contingencies (Note 9)

Mezzanine equity
Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized and 21,799 shares issued and outstanding at September 30, 2023; zero shares authorized, issued and outstanding at December 31, 2022	21,799,250	—
Series E convertible preferred stock; $0.01 par value; 50,000 shares authorized and 20,000 shares issued and outstanding at September 30, 2023; zero shares authorized, issued and outstanding at December 31, 2022	20,000,000	—

Members’ deficit	—	(381,520)
Stockholders’ equity:

Common stock; $0.01 par value; 500,000,000 shares authorized and 7,074,668 shares issued and outstanding at September 30, 2023; zero shares authorized, issued and outstanding at December 31, 2022	70,747	—
Additional paid-in capital	(8,716,827)	—
Accumulated deficit	(55,401,751)	—
Total stockholders’ equity	(64,047,831)	—
Total liabilities, mezzanine equity and members’/stockholders’ equity	$40,091,097	$1,840,510

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	June 7, 2022(date of inception) through
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenue:
Cryptocurrency mining	$457,951	$—	$637,269	$—

Operating costs and expenses:
Cryptocurrency mining costs	209,929	—	303,172	—
Depreciation and amortization	425,468	—	558,319	—
General and administrative	6,314,951	276,788	9,236,815	309,511
Impairment of cryptocurrency mining equipment	—	—	16,794,688	—
Total operating expenses	6,950,348	276,788	26,892,994	309,511
Loss from operations	(6,492,397)	(276,788)	(26,255,725)	(309,511)

Other income (expense):
Interest income	85,166	—	128,202	—
Interest expense	(67,744)	—	(111,463)	—
Loss on adjustment to fair value – warrant liabilities	(24,855,085)		(24,855,085)
Loss on adjustment to fair value – AR Debentures	(2,141,000)	—	(2,882,000)	—
Loss on adjustment to fair value – Obligation Shares	(770,918)	—	(1,477,103)	—
Liquidated damages	(173,763)	—	(173,763)	—
Total other income (expense)	(27,923,344)	—	(29,371,212)	—

Loss from operations before provision for income taxes	(34,415,741)	(276,788)	(55,626,937)	(309,511)
Provision for income taxes	—	—	—	—
Net loss	$(34,415,741)	$(276,788)	$(55,626,937)	$(309,511)

Loss per common share:
Basic	$(5.24)	$—	$(15.80)	$—
Diluted	$(5.24)	$—	$(15.80)	$—
Weighted average common shares outstanding:
Basic	6,565,134	—	3,520,843	—
Diluted	6,565,134	—	3,520,843	—

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Members’/Stockholders’ Deficit

(Unaudited)

						Shareholders’ Equity
	Members’	Series D Preferred Stock Par value $0.01		Series E Preferred Stock Par value $0.01		Common Stock Par value $0.01		Additional Paid In	Accumulated	Stockholders’ Equity
	Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	$(381,520)	—	$—	—	—	—	$—	$—	$—	$—
Net loss	(64,392)	—	—	—	—	—	—	—	—	—

Balance, March 31, 2023	(445,912)	—	—	—	—	—	—	—	—	—
Net loss from April 1, 2023 through May 3, 2023	(160,793)	—	—	—	—	—	—	—	—	—
Conversion of membership interests	606,705	—	—	—	—	2,297,668	22,977	(629,682)	—	(606,705)
Issuance of common stock to former stockholders of Creek Road Miners upon Merger	—	—	—	—	—	3,860,917	38,609	9,889,653	—	9,928,262
Issuance of Series D preferred stock and warrants	—	17,376	174	—	—	—	—	16,447,475	—	16,447,649
Issuance to holders of Convertible Debentures for settlement of Creek Road Miners liabilities	—	4,423	44	—	—	—	—	3,209,152	—	3,209,196

Net loss from May 4, 2023 through June 30, 2023	—	—	—	—	—	—	—	—	(20,986,010)	(20,986,010)

Balance, June 30, 2023	—	21,799	218	—	—	6,158,585	61,586	28,916,598	(20,986,010)	7,992,392
Issuance of common stock and warrants in conjunction with purchase of Exok Option assets	—	—	—	—	—	670,499	6,705	7,282,787	—	7,289,492
Issuance of Series E preferred stock, warrants and common stock	—	—	—	20,000	200	39,614	396	19,833,811	—	19,834,407
Reclassification (Note 11)	—	(21,799)	(218)	(20,000)	(200)	—	—	(65,726,280)	—	(65,726,698)

Stock based compensation	—	—	—	—	—	—	—	927,221	—	927,221
Reclassification (Note 11)	—	—	—	—	—	—	—	(520,916)	—	(520,916)
Issuance of Obligation Shares	—	—	—	—	—	205,970	2,060	2,004,681	—	2,006,741
Reclassification (Note 11)	—	—	—	—	—	—	—	(1,434,730)	—	(1,434,730)
Net loss for the three months ended September 30, 2023	—	—	—	—	—	—	—	—	(34,415,741)	(34,415,741)

Balance, September 30, 2023	$—	—	$—	—	$—	7,074,668	$70,747	$(8,716,827)	$(55,401,751)	$(64,047,831)

Members’ Deficit

Balance, June 7, 2022 (date of inception)	$—

Net loss for the period from June 7, 2022 (date of inception) to June 30, 2022	(32,723)

Balance, June 30, 2022	(32,723)

Net loss for the three months ended September 30, 2022	(276,788)

Balance, September 30, 2022	$(309,511)

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,	June 7, 2022 (date of inception) through September 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(55,626,937)	$(309,511)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	558,319	—
Impairment of cryptocurrency mining equipment	16,794,688	—
Stock based compensation	927,221	—
Loss on adjustment to fair value – warrant liabilities	24,855,085	—
Loss on adjustment to fair value – AR Debentures	2,882,000	—
Loss on adjustment to fair value – Obligation Shares	1,477,103	—
Changes in operating assets and liabilities:
Accounts and other receivable	(89,279)	—
Prepaid expenses	(208,044)	—
Accounts payable and accrued expenses	464,002	309,511
Accrued interest and expenses – related parties	27,916	—
Net cash used in operating activities	(7,937,926)	—

Cash flow from investing activities:
Cash acquired in connection with the Merger	42,360	—
Acquisition of unproved oil and gas properties	(21,116,528)	—
Transaction expenses related to the Merger	(308,452)	—
Additions to mining equipment	(169,097)	—
Net cash used in investing activities	(21,551,717)	—

Cash flow from financing activities:
Proceeds from the issuance of Series D preferred stock and warrants	17,376,250	—
Financing costs associated with issuance of Series D preferred stock and warrants	(409,048)	—
Proceeds from the issuance of Series E preferred stock, warrants and common stock	20,000,000	—
Financing costs associated with issuance of Series E preferred stock, warrants and common stock	(165,593)	—
Payments on long-term debt	(150,000)	—
Proceeds from the sale of options	—	80,000
Net cash provided by financing activities	36,651,609	80,000

Net increase (decrease) in cash and cash equivalents	7,161,966	80,000
Cash and cash equivalents, beginning of period	79,845	—
Cash and cash equivalents, end of period	$7,241,811	$80,000

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$57,101	$—

Supplemental disclosures of noncash investing and financing activity:
Deferred transaction costs associated with the Merger and Exok Transaction	$—	$880,928
Deferred transaction costs associated with the Series D PIPE	$—	$236,315
Cryptocurrency mining equipment and deposits acquired in the Merger	$20,760,560	$—
Secured convertible debentures assumed in the Merger	$1,981,000	$—
SBA loan payable acquired assumed in the Merger	$150,000	$—
Membership interests converted into shares of common stock	$(606,705)	$—
Common stock issued at Merger	$9,928,262	$—
Series D Preferred stock issued at Merger	$3,209,196	$—
Common stock and warrants issued in Exok option acquisition	$7,289,492	$—
Common stock issued in satisfaction of share issuance obligation	$2,006,741	$—
Deferred transaction costs capitalized to oil and natural gas properties	$189,031	$—
Deferred transaction costs associated with financing	$519,533	$—

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2023

(Unaudited)

Note 1. Organization, Description of Business and Basis of Presentation

Organization

On May 3, 2023, we changed our name from Creek Road Miners, Inc. to Prairie Operating Co. (the “Company,” “we,” “us” or “our”) in connection with the Merger (as defined below). The Company was incorporated in Delaware on May 2, 2001. The Company is an independent energy company engaged in oil, natural gas and NGLs development, exploration and production (“E&P”). The Company is also a crypto company focused on cryptocurrency mining (“Cryptocurrency Mining”). The Company operates in two segments: E&P and Cryptocurrency Mining.

The Merger Agreement and Related Transactions

On May 3, 2023, Prairie Operating Co., a Delaware corporation formerly named Creek Road Miners, Inc., completed its previously announced merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023 (the “Merger Agreement,” and the closing thereunder, the “Closing”), by and among the Company, Creek Road Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Prairie LLC, pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.” The Company traded under its former name and ticker symbol “CRKR” until October 16, 2023 and under “CRKRD,” a transitionary ticker symbol, until November 10, 2023. Our Common Stock (as defined below) began trading on the OTCQB under the symbol “PROP” on November 13, 2023.

On October 12, 2023, the Company filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Delaware Secretary of State to effect the Reverse Stock Split (as defined below) (see Note 15). The Reverse Stock Split became effective on October 16, 2023. Unless otherwise noted, all per share and share amounts presented herein have been retroactively adjusted for the effect of the Reverse Stock Split for all periods presented.

Upon the Merger, membership interests in Prairie LLC were converted into the right to receive each member’s pro rata share of 2,297,668 shares of common stock of the Company, par value $0.01 per share (“Common Stock”).

In addition, the Company consummated the previously announced purchase of oil and gas leases, including all of Exok, Inc.’s, an Oklahoma corporation (“Exok”), right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, consisting of approximately 3,157 net mineral acres in, on and under approximately 4,494 gross acres (the “Exok Assets”) from Exok for $3.0 million pursuant to the Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among the Company, Prairie LLC and Exok (the “Exok Transaction”).

To fund the Exok Transaction, the Company received an aggregate of $17.3 million in proceeds from a number of investors (the “Series D PIPE Investors”), and the Series D PIPE Investors were issued Series D preferred stock, par value $0.01 per share (“Series D Preferred Stock”), with a stated value of $1,000 per share and convertible into shares of Common Stock at a price of $5.00 per share (the “Series D Preferred Stock”), and 100% warrant coverage for each of Series A warrants to purchase shares of Common Stock (the “Series D A Warrants”) and Series B warrants to purchase shares of Common Stock (the “Series D B Warrants” and together with the Series D A Warrants, the “Series D PIPE Warrants”), in a private placement pursuant (the “Series D PIPE”) to securities purchase agreements entered into with each Series D PIPE Investor.

The Merger has been accounted for as a reverse asset acquisition under existing GAAP (as defined below). For accounting purposes, Prairie LLC was treated as acquiring Merger Sub in the Merger. See Note 3 for further discussion.

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

Exok Option Purchase and Related Transactions

On August 14, 2023, Prairie LLC exercised its option in connection with the Exok Transaction and purchased oil and gas leases, including all of Exok’s right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, consisting of approximately 20,328 net mineral acres in, on and under approximately 32,695 gross acres from Exok (the “Exok Option Purchase”). The Company paid $18.0 million in cash to Exok and issued equity consideration to certain affiliates of Exok, consisting of (i) 670,499 shares of Common Stock and (ii) warrants providing the right to purchase 670,499 shares of Common Stock at $7.43 (the “Exok Warrants”).

To fund the Exok Option Purchase, the Company entered into a securities purchase agreement with Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (the “Series E PIPE Investor”) on August 15, 2023, pursuant to which the Series E PIPE Investor agreed to purchase, and the Company agreed to sell to the Series E PIPE Investor, for an aggregate of $20.0 million, securities consisting of (i) 39,614 shares of Common Stock, (ii) 20,000 shares of Series E preferred stock, par value $0.01 per share, with a stated value of $1,000 per share, convertible into shares of Common Stock at a price of $5.00 per share (“Series E Preferred Stock”), and (iii) Series E A Warrants to purchase 4,000,000 shares of Common Stock and Series E B Warrants to purchase 4,000,000 shares of Common Stock, each at a price of $6.00 per share (collectively, the “Series E PIPE Warrants”), in a private placement (the “Series E PIPE”). The Exok Option Purchase and the Series E PIPE closed on August 15, 2023.

Description of Business

E&P

We are engaged in the development, exploration and production of oil, natural gas, and NGLs with operations focused on unconventional oil and natural gas reservoirs located in Colorado focused on the Niobrara and Codell formations. The Company’s E&P assets consist of certain oil and gas leasehold interests with no existing oil and gas production or revenue. Our current activities are focused on obtaining requisite permits to begin drilling wells and, as such, we have no current drilling or completion operations.

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

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (ASIC) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (SHA-256) in return for Bitcoin cryptocurrency rewards. As of September 30, 2023, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity, 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, and 606 Bitmain S19 XP miners with 84.2 Ph/s of hashing capacity.

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

Going Concern Analysis

The Company had a net loss of $55.6 million for the nine months ended September 30, 2023. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On September 30, 2023, we had cash and cash equivalents of $7.2 million, a working capital deficit of approximately $4.0 million, and an accumulated deficit of approximately $55.4 million.

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company can meet its obligations and has adequate liquidity to operate. Significant assumptions used in the Company’s forecasted model of liquidity in the next 12 months include our current cash position and our ability to manage spending. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least the next 12 months.

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

All of the Company’s revenue is currently generated from its Cryptocurrency Mining business under a contract with Atlas (described below). We are wholly reliant on Atlas to operate our miners on a daily basis. If Atlas experiences difficulty providing the services we require, or if they experience disruptions or financial distress or cease operations temporarily or permanently, it will negatively affect our ability to operate our Cryptocurrency Mining business.

The Company does not anticipate incurring any losses related to these credit risks.

Cash and Cash Equivalents

Cash and cash equivalents are defined by the Company as short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash. Management considers cash and cash equivalents to have minimal credit and market risk. The Company had $7.2 million and $79,845 in cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Accounts Receivable

Accounts receivable represents revenue recognized, but for which payment has not yet been received. All of the Company’s accounts receivable at September 30, 2023 is from Atlas. No allowance for doubtful accounts was recorded as of September 30, 2023 and December 31, 2022.

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

Exploratory drilling costs are initially capitalized, or suspended, pending the determination of proved reserves. If proved reserves are found, drilling costs remain capitalized and are classified as proved properties. Costs of unsuccessful wells are charged to exploration expense. For exploratory wells that find reserves that cannot be classified as proved when drilling is completed, costs continue to be capitalized as suspended exploratory drilling costs if there have been sufficient reserves found to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operational viability of the project. If we determine that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed. In some instances, this determination may take longer than one year. We review the status of all suspended exploratory drilling costs quarterly. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of natural gas and oil, are capitalized.

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

Cryptocurrency Mining assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If there is an indication of impairment, an estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists, pursuant to the provisions of ASC 360-10 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis.

Warrant liabilities

The Company evaluates all of its financial instruments, including issued private placement stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to GAAP. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable GAAP. Management’s assessment considers whether the warrants are freestanding financial instruments, whether they meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification.

For warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For warrants that are precluded from equity classification, they are recorded as a liability at their fair value on the date of such classification and subject to remeasurement on each balance sheet date with changes in the estimated fair value of the warrants to be recognized in the statements of operations.

As of September 30, 2023, the Company had liability-classified warrants that allow the holders to purchase 5,695,387 shares of the Company’s Common Stock. See Note 11 for additional information.

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

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$7,241,811	$7,241,811	$79,845	$79,845
Senior convertible debentures	4,863,000	4,863,000	—	—
Warrant liabilities	50,738,180	50,738,180	—	—

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities on the consolidated balance sheets approximate fair value because of their short-term nature. For debt and warrant liabilities, the following methods and assumptions were used to estimate fair value:

Debt: The fair value of the Company’s AR Debentures (as defined below) are based on a widely accepted valuation methodology that utilizes (i) the Company’s Common Stock price, (ii) value of the debt component, and (iii) the value of the equity component. The key unobservable inputs in the valuation model are the volatility that is appropriate to use in the Company stock price and the yield that is appropriate for the Company. These inputs could change significantly and result in significantly higher or lower fair values at different measurement dates. The Company considers the fair value of its debt to be a Level 3 measurement on the fair value hierarchy.

Warrant liabilities: The fair value of the Company’s warrant liabilities is estimated using a Black-Scholes option pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected warrant life, and expected volatility in the market value of the underlying common stock.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 are summarized below. There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2022.

	September 30, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs Not Corroborated by Market Data (Level 3)	Assets (Liabilities) at Fair Value
Senior convertible debentures	$—	$—	$4,863,000	$4,863,000
Warrant liabilities	—	—	50,738,180	50,738,180

Senior convertible debentures

The significant unobservable inputs used in the Level 3 fair value measurement of the senior convertible debentures as of May 3, 2023 (date of the Merger) and September 30, 2023 and their values are as follows:

	May 3, 2023	September 30, 2023
Volatility	75%	75%
Yield	20.00%	19.60%

Volatility was estimated using stock price volatility of the Company and a set of peer companies over a lookback period equal to the time to maturity. Yields were estimated using a range of 15.00% to 25.00% at May 3, 2023 and 14.60% to 24.60% at September 30, 2023.

The table below provides a summary of changes in the fair value of the Company’s Level 3 senior convertible debentures for the three and nine months ended September 30, 2023. There were no Level 3 liabilities in the period from June 7, 2022 (date of inception) through September 30, 2022.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Balance at beginning of period	$2,722,000	$—
Senior convertible debentures assumed in the Merger	—	1,981,000
Losses reported in earnings	2,141,000	2,882,000
Balance at September 30, 2023	$4,863,000	$4,863,000

Warrant liabilities

The estimated fair value of the warrant liabilities on September 30, 2023 was determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values which represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuation of warrant liabilities for the three and nine months ended September 30, 2023:

	At Initial Warrant Liability Classification	September 30, 2023

Stock price	$6.71 – 14.57	$11.86
Option exercise price	$6.00	$6.00
Expected term (years)	4.65 – 5.00	4.59 – 4.88
Volatility	75.0%	75.0%
Discount rate	4.27% - 4.39%	4.51% - 4.54%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the three and nine months ended September 30, 2023. There were no Level 3 liabilities in the period from June 7, 2022 (date of inception) through September 30, 2022.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Balance at beginning of period	$—	$—
Reclassification to warrant liabilities	25,883,095	25,883,095
Change in estimate fair value	24,855,085	24,855,085
Balance at September 30, 2023	$50,738,180	$50,738,180

Commitments and Contingencies

The Company recognizes a liability for loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of September 30, 2023 and December 31, 2022.

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

Income taxes

We account for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their respective tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At September 30, 2023, the Company had a full valuation allowance to offset its net deferred tax assets.

Earnings (Loss) Per Common Share

The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our Series D Preferred Stock, Series E Preferred Stock and AR Debentures are participating securities.

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) attributable to common stock holders by the weighted average number of shares of common stock outstanding each period. Dilutive EPS is calculated by dividing adjusted net income (loss) attributable to common stock holders by the weighted average number of shares of common stock outstanding each period, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) AR Debentures, (ii) Series D Preferred Stock, (iii) Series E Preferred Stock (iv) warrants for Common Stock and (v) exercisable Common Stock options.

Basic and diluted earnings (loss) attributable to common stockholders is the same for the three months and nine months ended September 30, 2023 because the Company has only incurred losses and all potentially dilutive securities are anti-dilutive. Potentially dilutive securities that were not included in the computation of diluted earnings (loss) attributable to common stockholders at September 30, 2023 because their inclusion would be anti-dilutive are as follows:

Potentially Dilutive Security	Quantity	Stated Value Per Share	Total Value or Stated Value	Assumed Conversion Price	Resulting Common Shares
Merger Options and restricted stock units(1)	8,641,176	$—	$—	$—	641,176
Common stock warrants	447,855,367	—	—	—	15,674,938
AR Debentures	—	—	2,000,000	5.00	400,000
Series D preferred stock	21,799	1,000	21,799,250	5.00	4,359,850
Series E preferred stock	20,000	1,000	20,000,000	5.00	4,000,000

Total					25,075,964

(1)	Not exercisable or vested as of September 30, 2023 (see Notes 12 and 13).

Share sequencing

At September 30, 2023, the Company had 500,000,000 common shares authorized and 7,074,742 common shares issued and outstanding as adjusted for the Reverse Stock Split (as defined below) (see Note 15). At September 30, 2023 and without consideration of the Reverse Stock Split, there were insufficient authorized and unissued shares for the Company to satisfy all of its commitments to deliver shares. The Company has adopted a sequencing policy to determine how to allocate authorized and unissued shares among commitments to deliver shares pursuant to ASC 815-40. The sequence is based upon reclassifying securities with the latest maturity date first. The sequencing order at September 30, 2023 and its effects are further described in Note 11.

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

Note 3. Purchase Price Allocation

Under the terms of the Merger, the Company issued 2,297,669 shares of Common Stock to the members of Prairie LLC in exchange for all of the membership interests of Prairie LLC. Additionally and as a condition of the Merger, 4,423 shares of Series D Preferred Stock were issued to holders of the AR Debentures.

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

The total purchase price and allocated purchase price is summarized as follows:

Number of shares of common stock of the combined company owned by the Company’s stockholders immediately prior to the merger (1)	3,860,917
Multiplied by the fair value per share of common stock (2)	$2.57
Fair value of the Company’s pre-Merger common stock	9,928,262

Number of shares of Series D Preferred Stock issued to effectuate the Merger	4,423
Multiplied by the fair value per share (3)	$725.57
Fair value of Series D Preferred Stock issued as consideration	3,209,196

Prairie LLC Transaction costs (4)	2,032,696
Purchase price	$15,170,154

(1)	For purposes of this unaudited pro forma combined financial information, 3,860,917 represents the historical shares of the Common Stock outstanding immediately prior to the closing of the Merger on May 3, 2023.

(2)	Based on the last reported sale price of the Common Stock on OTC Capital Markets on May 3, 2023, the closing date of the Merger (the “Closing Date”).

(3)	Fair value calculated as described above on May 3, 2023.

(4)	Prairie LLC transaction costs consist primarily of legal expenses incurred by Prairie LLC. The transaction costs have been reflected as an increase in the purchase price.

The purchase price for the Merger was allocated to the net assets acquired on the basis of relative fair values. The fair values of the current assets acquired and current liabilities (excluding the convertible debentures) assumed in the Merger were determined to approximate carrying value due to their short-term nature. The fair values of the mining equipment were determined using estimated replacement values of the same or similar equipment and, as such, are Level 3 fair value calculations. The fair values of the secured convertible debentures, small business administration (“SBA”) loan, and share issuance liability were calculated as described above. The following summarizes the allocation of the purchase price to the net assets acquired.

Purchase Price Allocation:	May 3, 2023
Cash and cash equivalents	$42,360
Accounts receivable	8,014
Prepaid expenses	63,795
Mining equipment (1)	18,140,874
Deposits on mining equipment	2,928,138
Accounts payable and accrued expenses	(3,352,389)
Secured convertible debentures	(1,981,000)
SBA loan payable	(150,000)
Share issuance liability	(529,638)
Net assets acquired	$15,170,154

(1)	In accordance with GAAP for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed to the property and equipment acquired. See Note 4 below for additional discussion of the subsequent impairment recognized.

Note 4. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
E&P
Proved properties	$—	$—
Unproved properties	28,595,051	—
Total capitalized costs	28,595,051	—
Less: Accumulated depreciation, depletion and amortization	—	—
Net capitalized costs	$28,595,051	$—

Cryptocurrency Mining
Cryptocurrency miners	$4,146,687	$—
Mobile data centers	146,735	—
Total	4,293,422	—
Less: Accumulated depreciation	(558,319)	—
Net, property and equipment	$3,735,103	$—

On August 15, 2023, the Company exercised its option under the Exok Transaction to purchase approximately 20,328 net mineral acres in, on and under approximately 32,695 additional gross acres from Exok (the “Exok Option Assets”). The acquisition cost of this acreage was $25.3 million consisting of (i) $18.0 million in cash (the “Cash Consideration”), (ii) issuance of 670,499 shares of the Company’s Common Stock and Exok Warrants to purchase 670,499 shares of Common Stock for an aggregate value of $7.3 million, and (iii) direct transaction costs. The Cash Consideration was funded from the Series E PIPE (see Note 10).

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

Note 5. Deposits on Cryptocurrency Mining Equipment

Deposits on Cryptocurrency Mining equipment, consisted of the following:

	Cryptocurrency Miners	Mobile Data Centers	Total
May 3, 2023	$2,778,138	$150,000	$2,928,138
Deposits on equipment during the period	—	—	—
Equipment delivered and transferred to mining equipment	(2,778,138)	—	(2,778,138)
September 30, 2023	$—	$150,000	$150,000

All deposits resulted from the Merger and there were no such deposits as of December 31, 2022.

Note 6. Accounts Payable and Accrued Expenses

The following table provides detail of the Company’s accounts payable and accrued expenses for the periods presented:

	September 30, 2023	December 31, 2022
Accounts payable	$2,299,358	$—
Accrued legal and accounting fees	2,908,476	2,219,646
Accrued interest	30,000	—
Incentive compensation	891,164	—
Other	579,500	300
Accounts payable and accrued expenses	$6,708,498	$2,219,946

Note 7. Related Party Transactions

Merger Consideration

At the effective time of the Merger (the “Effective Time”), Edward Kovalik (Chief Executive Officer and Chairman) and Gary C. Hanna (President and Director) were each issued 1,148,834 shares of Common Stock as merger consideration pursuant to the Merger Agreement.

PIPE

Bristol Investment Fund, Ltd. (“Bristol Investment Fund”), an entity affiliated with Paul L. Kessler, a director of the Company, purchased $1,250,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE Transaction. First Idea Ventures LLC, an entity affiliated with Jonathan H. Gray, a director of the Company, purchased $750,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE Transaction.

Stockholders Agreement

Prior to the Effective Time, the Company, Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), Paul L. Kessler, Gary C. Hanna and Edward Kovalik entered into a Stockholders Agreement (the “Stockholders Agreement”) pursuant to which the parties agreed to use reasonable best efforts, including taking certain necessary actions, to cause the board of directors of the Company (the “Board”) to cause certain nominees to be elected to serve as a director on the Board under the following conditions: (i) one nominee designated by Bristol Capital Advisors and Paul L. Kessler, collectively, so long as Bristol Capital Advisors, Paul L. Kessler and their respective affiliates collectively beneficially own at least 50% of the number of shares of Common Stock collectively beneficially owned by such parties on the Closing Date; (ii) four nominees designated by Gary C. Hanna and Edward Kovalik (the “Prairie Members”) so long as the Prairie Members and their affiliates collectively beneficially own at least 50% of the number of shares of Common Stock collectively beneficially owned by such parties on the Closing Date; (iii) three nominees designated by the Prairie Members so long as the Prairie Members and their affiliates collectively beneficially own at least 40% (but less than 50%) of the number of shares of Common Stock collectively beneficially owned by such parties on the Closing Date; (iv) two nominees designated by the Prairie Members so long as the Prairie Members and their affiliates collectively beneficially own at least 30% (but less than 40%) of the number of shares of Common Stock collectively beneficially owned by such parties on the Closing Date; and (v) one nominee designated by the Prairie Members so long as the Prairie Members and their affiliates collectively beneficially own at least 20% (but less than 30%) of the number of shares of Common Stock collectively beneficially owned by such parties on the Closing Date.

Lock-up Agreements

In connection with the Closing, the Company entered into lock-up agreements with the Prairie Members, Paul Kessler, John D. Maatta, Michael Breen (former director), Alan Urban (former Chief Financial Officer) and Scott Sheikh (former Chief Operating Officer and General Counsel), that impose limitations on any sale of shares of Common Stock until 180 days after the Closing, subject to certain exceptions. These agreements expired in November 2023.

In addition, the Company entered into a lock-up agreement with Bristol Investment Fund that impose limitations on any sale of an aggregate of 50% of its shares of Common Stock until 120 days after the Closing, subject to certain exceptions, and Bristol Investment Fund agreed, subject to such lock-up, to effect only open market sales and not to sell an aggregate daily amount of shares of Common Stock exceeding 1%, for every $100,000 invested in the Series D PIPE, of the average daily volume of the trading day on which the open market sales of the shares of Common Stock occurs. This agreement expired in September 2023.

Amended and Restated Senior Secured Convertible Debenture and Amended and Restated Security Agreement

In connection with the Closing, the Company entered into the AR Debentures as further described in Note 8.

Amended and Restated Non-Compensatory Option Agreement

At the Effective Time, the Company assumed and converted options to purchase membership interests of Prairie LLC outstanding and unexercised as of immediately prior to the Effective Time into non-compensatory options to acquire an aggregate of 8,000,000 shares of Common Stock for $7.14 per share, which are only exercisable if specific production hurdles are achieved, and the Company entered into option agreements with each of Gary C. Hanna, Edward Kovalik, Paul Kessler and BOKA Energy LP, a third-party investor (the “Option Agreements”) as further described in Note 12.

Reimbursements

Following the Merger, on May 5, 2023, the Board approved a one-time payment of $250,000 for each of Edward Kovalik and Gary Hanna as former members of Prairie LLC and Paul Kessler, former Chairman of the Company, and all of whom are current members of the Board of Directors. These payments were made in light of the significant unpaid time and resources expended by each of these parties to finalize the Merger, including extensive travel, due diligence, negotiation, structuring, legal management and investment banking disciplines.

Series E PIPE

To fund the Exok Option Purchase, the Company entered into a securities purchase agreement with the Series E PIPE Investor on August 15, 2023, pursuant to which the Series E PIPE Investor agreed to purchase, and the Company agreed to sell to the Series E PIPE Investor, for an aggregate of $20.0 million, securities consisting of (i) 39,614 shares of Common Stock, (ii) 20,000 shares of Series E Preferred Stock, and (iii) Series E PIPE Warrants to purchase 8,000,000 shares of Common Stock, each at a price of $6.00 per share, in a private placement.

Registration Rights Agreement

In connection with the Series E PIPE and the Exok Option Purchase, the Company entered into the Series E Registration Rights Agreement with the Series E PIPE Investor and Exok Affiliates pursuant to which the Company agreed to submit to or file with the SEC, within the later of (i) 45 calendar days after the Closing Date and (ii) 45 calendar days after the SEC declares the Company’s registration statement on Form S-1 (File No. 333-272743) effective, a registration statement registering the resale of the shares of Common Stock issued to Exok (the “Exok Shares”), shares of Common Stock underlying the Series E Preferred Stock and Series E Warrants, Exok Shares and shares of Common Stock underlying the Exok Warrants, and the Company agreed to use its best efforts to have such registration statement declared effective as promptly as possible after the filing thereof but no later than ninety (90) calendar days (or one hundred twenty (120) calendar days if the SEC notifies the Company that it will review such registration statement) following the later of (x) Closing Date and (y) the date the SEC declares the prior registration statement effective.

Non-Compensatory Option Purchase Agreement

On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital and Georgina Asset Management, LLC (“Georgina Asset Management”) entered into a non-compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of Gary C. Hanna, Edward Kovalik and Bristol Capital (collectively, the “Sellers”) agreed to sell to Georgina Asset Management, Non-Compensatory Options to acquire an aggregate of 200,000 shares of Common Stock for an aggregate purchase price of $2,000 (the “Option Purchase”). The Option Purchase closed on August 30, 2023. In connection with the Option Purchase, the Company entered into an amendment to the Option Agreements with each of the Sellers (or an assignee thereof) to reflect that each Seller owns a lesser number of Non-Compensatory Options after the Option Purchase.

Note 8. Debt

Amended and Restated Senior Secured Convertible Debentures

In connection with the Merger, the Company entered into debentures due December 31, 2023 with each of Bristol Investment Fund, Ltd. (“Bristol”) and Barlock 2019 Fund, LP (“Barlock”), in the principal amount of $1,000,000 (“AR Debentures”). Bristol is controlled by Paul L. Kessler who was the Executive Chairman of the Company at the time of the Merger and is a current member of our Board of Directors. Barlock is controlled by Scott D. Kaufman who is a former President, Chief Executive Officer, and Director of the Company. The AR Debentures will accrue interest on the aggregate unconverted and then outstanding principal amount of the debentures at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on May 3, 2023, (ii) each date the AR Debentures are converted into Common Stock (as to that principal amount then being converted), (iii) the day that is at least five trading days following the Company’s notice to redeem some or all of the then outstanding principal of the AR Debentures (only as to that principal amount then being redeemed), which may be provided at any time after the Company’s Common Stock is listed or quoted for trading on the NYSE American (or any successor thereto) or any other national securities exchange (the “Uplisting”), and (iv) the maturity date.

The AR Debentures are convertible into shares of Common Stock at any time at the option of the applicable holder, at an initial conversion price of $5.00 per share. At September 30, 2023, such a conversion would have resulted in the issuance of 400,000 common shares.

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

The Company determined that the AR Debentures contain certain features that require bifurcation and separate accounting as embedded derivatives. As such, the Company elected to initially and subsequently measure the AR Debentures in their entirety at fair value with changes in fair value recognized in earnings in accordance with ASC 815. The fair value of the AR Debentures increased to $4,863,000 at September 30, 2023 representing an increase of $2,141,000 from June 30, 2023 and $3,502,000 from the date of the Merger and recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.

Interest accrued for AR Debentures was $60,000 and zero at September 30, 2023 and December 31, 2022, respectively.

In October 2023, conversion notices were received from holders of the AR Debentures and the Company issued 400,667 shares of Common Stock to affect the conversion. This represented the full conversion of the AR Debentures and accrued interest due to one of the holders.

SBA Loan

Upon the Merger, the Company assumed a loan agreement with the SBA. The loan accrued interest at a rate of 3.75% and was scheduled to mature in June 2050. The Company elected to fully repay the SBA loan and accrued interest in September 2023.

The following table summarizes the Company’s debt outstanding:

	As of
	September 30, 2023	December 31, 2022
Short-term debt
AR Debentures at fair value	$4,863,000	$—

Total debt	$4,863,000	$—

The following is a summary of scheduled debt maturities by year as of September 30, 2023:

2023	$2,000,000
2024	—
2025	—
2026	—
2027	—
Thereafter	—
$2,000,000

Note 9. Commitments and Contingencies

The Company is subject to various litigation, claims and proceedings, that have arisen in the ordinary course of business. The Company recognizes a liability for such loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The outcomes of any such currently pending matters are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Office Leases

In June and July 2023, the Company entered into two leases for office space in Houston, Texas and Denver, Colorado each with a term of one year. These leases are not recorded on the balance sheet due to lease terms of less than a year and have an aggregate remaining commitment of approximately $90,000 as of September 30, 2023.

Note 10. Preferred Stock

Series D

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

Each share of Series D Preferred Stock is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of such share of $1,000 by $5.00, subject to adjustment by certain events as defined in the certificate of designation. If the average price of the Company’s Common Stock, as defined and calculated, for any 22 trading days during a 30 consecutive trading day period exceeds $8.50, subject to adjustment, the Company can require conversion of the Series D Preferred Stock into Common Stock subject to certain conditions including stock trading volumes and existence of an effective registration statement for such converted shares.

At any time on or after May 3, 2025, the Company may also redeem some or all outstanding Series D Preferred Stock for $1,050 per share plus any accrued and unpaid dividends and any other amounts due in respect of the Series D Preferred Stock. Such redemption is subject to certain conditions including stock trading volumes and existence of an effective registration statement.

The Company received an aggregate of $17.4 million in proceeds from the Series D PIPE Investors who were issued 17,376 shares of Series D Preferred Stock along with Series D A Warrants to purchase 3,475,250 shares of the Company’s Common Stock and Series D B warrants to purchase 3,475,250 shares of Common Stock. See further description of the Series D PIPE Warrants in Note 12.

The Company entered into registration rights agreements with each Series D PIPE Investor whereby the Company is required to pay liquidated damages if the resale of the underlying shares of Common Stock is not registered by the Securities and Exchange Commission by August 31, 2023. The resale of such shares was not registered by August 31, 2023 and accordingly the Company recorded an expense of $173,763 during the three months ended September 30, 2023, which represents 1% of the $17.4 in gross proceeds from the Series D PIPE Investors. The Company will continue to incur such damages of $173,763 per month through 2023 unless and until the resale of the underlying shares is registered, with a maximum aggregate of such damages of $695,052.

Additionally and upon the Merger, holders of the AR Debentures were issued 4,423 shares of Series D Preferred Stock. No warrants were issued with or are associated with these shares.

Series E

The Company has authorized 50,000 shares of Series E Preferred Stock with a par value of $0.01 and a stated value of $1,000. No dividends are to be paid other than in those in the same form as dividends actually paid on Common Stock other than any adjustments related to stock dividends or stock splits.

This Series E Preferred Stock has no voting rights. However, as long as any such shares are outstanding, the Company must seek approval from holders of Series E Preferred Stock of at least 66% of the then outstanding shares in order to (a) alter or change the powers, preferences or rights given to the Series E Preferred Stock in a materially adverse manner, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to, or otherwise pari passu with, the Series E Preferred Stock, (c) amend its certificate of incorporation or other charter documents in any manner that materially adversely affects any rights of the holders, (d) increase the number of authorized shares of Series E Preferred Stock, or (e) enter into any agreement with respect to any of the foregoing.

Each share of Series E Preferred Stock is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of such share of $1,000 by $5.00, subject to adjustment by certain events as defined in the certificate of designation. If the average price of the Company’s Common Stock, as defined and calculated, for any 22 trading days during a 30 consecutive trading day period exceeds $8.50, subject to adjustment, the Company can require conversion of the Series E Preferred Stock into Common Stock subject to certain conditions including stock trading volumes and existence of an effective registration statement for the resale of such converted shares.

At any time on or after August 15, 2025, the Company may also redeem some or all outstanding Series E Preferred Stock for $1,050 per share plus any accrued and unpaid dividends and any other amounts due in respect of the Series E Preferred Stock. Such redemption is subject to certain conditions including stock trading volumes and existence of an effective registration statement.

The Company received an aggregate of $20.0 million in proceeds from the Series E PIPE Investor who was issued 20,000 shares of Series E Preferred Stock along with 39,615 shares of the Company’s Common Stock, and Series E A warrants to purchase 4,000,000 shares of the Company’s Common Stock and Series E B warrants to purchase 4,000,000 shares of Common Stock. See further description of the Series E PIPE Warrants in Note 12.

The Company’s obligations under the Series E Preferred Stock and the Series E PIPE Warrants are secured by a lien on the Exok Option Assets as described under the Deed of Trust, Mortgage, Assignment of As-Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated August 15, 2023 (“Deed of Trust”). Upon commencement of a voluntary bankruptcy proceeding by Prairie LLC or involuntary bankruptcy proceeding against Prairie LLC, the Series E PIPE Investor will have the right and option to proceed with foreclosure and to sell all or any portion of the Exok Option Assets. In the event that no shares of Series E Preferred Stock remain outstanding (whether by conversion, redemption or otherwise) or are no longer beneficially owned or otherwise held by the Series E PIPE Investor (or any of its affiliates), the lien on the Exok Option Assets under the Deed of Trust will be released in accordance with the terms and procedures set forth therein.

Note 11. Common Stock

Holders of our Common Stock are entitled to one vote per share. Our Amended and Restated Charter (as defined below) does not provide for cumulative voting. Holders of our Common Stock are entitled to receive ratably such dividends, if any, as may be declared by our Board out of legally available funds. However, the current policy of our Board is to retain earnings, if any, for our operations and expansion. Upon liquidation, dissolution or winding-up, the holders of our Common Stock are entitled to share ratably in all of our assets which are legally available for distribution, after payment of or provision for all liabilities. The holders of our Common Stock have no preemptive, subscription, redemption or conversion rights. The rights, preferences and privileges of holders of our Common Stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that we may designate and issue.

In conjunction with the closing of the Merger (i) 2,297,669 shares of Common Stock were issued to the former members of Prairie LLC in exchange for their membership interests in Prairie LLC and (ii) 3,860,991 shares of Common Stock were deemed issued to former stockholders of Creek Road Miners, Inc. As a result of the Merger and related transactions, the Company has the obligation to issue 205,970 shares of Common Stock (“Obligation Shares”). The fair value of this obligation increased $1,477,103 from the Merger to September 7, 2023 when the underlying shares were fully issued. This change was recognized in Loss on adjustment to fair value – Obligation Shares in the condensed consolidated statements of operations for the nine months ended September 30, 2023.

The Company’s sequencing policy (as described in Note 2) resulted in the allocation of authorized and unissued shares in the following order at September 30, 2023 (i) AR Debentures, (ii) Legacy Warrants (March 2024 expiration), (iii) Series D B Warrants, (iv) restricted stock units issued to directors and an advisor (see Note 13), (v) Series E B Warrants, (vi) restricted stock units issued to employees (see Note 13) and Legacy Warrants (September 2024 – January 2027 expiration) (vii) Series D A Warrants, (viii) Series E A Warrants, (ix) Exok Warrants, (x) Series D Preferred Stock, (xi) Series E Preferred Stock and (xii) Merger Options (defined below). This sequencing and the lack of sufficient authorized shares required the Company reclassify a portion of the Series D A Warrants and all the Series E A Warrants and Exok Warrants to liabilities at fair value during the three months ended September 30, 2023. These liabilities were remeasured to fair value at September 30, 2023 with the change in fair value reflected in the statement of operations. Additionally and due to the lack of sufficient authorized shares, the Company’s Series D Preferred Stock and Series E Preferred Stock were reclassified to mezzanine equity at their maximum redemption value during the three months ended September 30, 2023. Upon the effectiveness of the Reverse Stock Split in October 2023 (see Note 15), the Company has sufficient authorized shares for all its securities and reclassified the warrant liabilities and mezzanine equity into permanent equity effective in October 2023.

Note 12. Common Stock Options and Warrants

Legacy Options

Upon the Merger, the Company assumed 7,087 options to purchase shares of the Company’s Common Stock (the “Legacy Options”) with a weighted average exercise price of $28.57 per share. The Legacy Options expired on August 1, 2023.

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

On May 3, 2023, prior to the closing of the Merger, Prairie LLC entered into a non-compensatory option purchase agreement with its members, Bristol Capital LLC and BOKA Energy LP, a third-party investor pursuant to which Bristol Capital LLC and BOKA Energy LP purchased non-compensatory options for $24,000 and $8,000, respectively, from Prairie LLC’s members. Upon the Merger, the Company converted the non-compensatory options to purchase membership interests of Prairie LLC outstanding and unexercised as of immediately prior to the Merger into options to acquire an aggregate of 8,000,000 shares of Common Stock for an exercise price of $7.14 per share (“Merger Options”), which are only exercisable if the production hurdles noted above are achieved, and the Company entered into the Option Agreements with each of Gary C. Hanna, Edward Kovalik, Bristol Capital LLC and BOKA Energy LP. Erik Thoresen, a director of the Company, is affiliated with BOKA Energy LP. An aggregate of 2,000,000 Merger Options are subject to be transferred to the Series D PIPE Investors, based on their then percentage ownership of the Series D Preferred Stock to the aggregate Series D Preferred Stock outstanding and held by all Series D PIPE Investors as of the Closing Date, if the Company does not meet certain performance metrics by May 3, 2026.

On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital LLC and Georgina Asset Management, LLC (“Georgina Asset Management”) entered into a non-compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of Gary C. Hanna, Edward Kovalik and Bristol Capital (collectively, the “Sellers”) agreed to sell to Georgina Asset Management for an aggregate purchase price of $2,000, Merger Options to acquire an aggregate of 200,000 shares of Common Stock for an exercise price of $7.14 per share.

None of the Merger Options were exercisable at September 30, 2023.

Legacy Warrants

Upon the Merger, the Company assumed warrants to purchase 53,938 shares of the Company’s Common Stock with a weighted average exercise price of $49.71 per share (the “Legacy Warrants”). Legacy Warrants providing the right to purchase 53,938 common shares were outstanding at September 30, 2023 with a weighted average remaining contractual life of 2.4 years.

Series D PIPE Warrants

The Series D PIPE Warrants provide the warrant holders with the right to purchase an aggregate of 6,950,000 shares of Common Stock at an exercise price of $6.00 per share. The Series D A Warrants expire on May 3, 2028 and may be exercised in a cashless manner under certain circumstances. The Series D B Warrants expire on May 3, 2024 and must be exercised for cash. Series D A Warrants providing the right to purchase 3,475,250 shares of Common Stock and Series D B Warrants providing the right to purchase 3,475,250 shares of Common Stock were outstanding at September 30, 2023.

Series E PIPE Warrants

The Series E PIPE Warrants provide the warrant holders with the right to purchase 8,000,000 shares of Common Stock at an exercise price of $6.00 per share. The Series E A Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. The Series E B Warrants expire on August 15, 2024 and must be exercised for cash. The Series E A Warrants providing the right to purchase 4,000,000 shares of Common Stock and Series E B Warrants providing the right to purchase 4,000,000 shares of Common Stock were outstanding at September 30, 2023.

Exok Warrants

The Exok Warrants provide the warrant holders with the right to purchase 670,499 shares of Common Stock at an exercise price of $7.43 per share. The Exok Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. Exok Warrants providing the right to purchase 670,499 shares of Common Stock were outstanding at September 30, 2023.

Note 13. Long-Term Incentive Compensation

The Company’s long-term incentive plan for employees, directors, consultants, and other service providers (as amended from time to time, the “LTIP”) provides for the grant of all or any of the following types of equity-based awards: (i) incentive stock options qualified as such under United States federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units; (vi) stock awards; (vii) performance awards; (viii) dividend equivalents; (ix) other stock-based awards; (x) cash awards; and (xi) substitute awards.

Subject to adjustment in accordance with the terms of the LTIP, 35,000,000 shares of the Company’s Common Stock were reserved for issuance pursuant to awards under the LTIP, as such LTIP was in effect as of September 30, 2023 and without consideration of the Reverse Stock Split. This number was subsequently adjusted to 1,225,000 shares, effective as of October 16, 2023, to reflect the Reverse Stock Split. After giving effect to the Reverse Stock Split and the awards that have been granted under the LTIP as of September 30, 2023 there were 604,000 shares remaining available for grant under the LTIP.

Stock-Based Compensation

The Company’s stock-based compensation is classified as either equity awards or liability awards in accordance with GAAP. The fair value of an equity-classified award is determined at the grant date and is amortized to general and administrative expense on a straight-line basis over the vesting period of the award. The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general and administrative expense over the vesting period of the award.

The Company issued restricted stock units (“RSUs”) to employees, directors and advisors that either cliff-vest on May 3, 2024 (the one-year anniversary of the Merger) or, in the case of the advisor, one year after the effective date of the applicable consulting agreement, or vest ratably over three years, on each anniversary date of the Merger beginning with May 3, 2024. RSUs granted under the LTIP can immediately vest upon (A) a termination due to (i) death, (ii) disability, (iii) or retirement in the case of employee awards, or (B) in connection with a change in control; provided that for employee awards, such accelerated vesting upon a change in control only applies to the extent no provision is made in connection with a change in control for the assumption of awards previously granted or there is no substitution of such awards for new awards, then outstanding awards will become fully vested. To the extent an employee’s RSU award is assumed or substituted in connection with the change in control, if a participant is terminated by the Company without “cause” or the employee terminates for “good reason” (each as defined in the award agreement), then each award will become fully vested.

The Company recognized the following amounts in total related to long-term incentive compensation costs for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Long-term incentive compensation	$953,671	$—	$953,671	$—

Equity-Classified Awards

The Company recognized $0.9 million in equity-classified stock-based compensation costs for the three and nine months ended September 30, 2023. There were no equity-classified stock-based compensation costs for the three and nine months ended September 30, 2022.

Equity-Classified Restricted Stock Units

As of September 30, 2023, there was $8.2 million of total unrecognized compensation cost related to the Company’s unvested equity-classified restricted stock units. This cost is expected to be recognized over a weighted-average period of 1.5 years. The following table summarizes equity-classified restricted stock units for the nine months ended September 30, 2023 and provides information for unvested units as of September 30, 2023.

	Number of Shares	Weighted Average Fair Value

Unvested units at December 31, 2022	—	$—
Granted	624,706	$14.57
Vested	—	$—
Forfeited	—	$—
Unvested units at March 31, 2023	624,706	$11.86

Liability-Classified Awards

The Company recognized $26,451 in liability-classified stock-based compensation costs for the three and nine months ended September 30, 2023. There were no liability-classified stock-based compensation costs for the three and nine months ended September 30, 2022.

Liability-Classified Restricted Stock Units

In August 2023, the Company granted restricted stock units to directors and an advisor that vest in May 2024 and August 2024, respectively, which are payable 60% in common shares and 40% in either cash or shares at the option of the Compensation Committee of the Board. The Company has accounted for the portion of the awards that can be settled in cash as liability-classified awards and accordingly changes in the market value of the instruments will be recorded to general and administrative expense over the vesting period of the award. As of September 30, 2023, there was $0.2 million of total unrecognized compensation cost related to liability-classified restricted stock units that is expected to be recognized over a weighted-average period of 0.6 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

The following table summarizes activity related to liability-classified RSUs for the nine months ended September 30, 2023:

	Number of Units	Weighted Average Fair Value

Unvested units at December 31, 2022	—	$—
Granted	16,471	$14.57
Vested	—	$—
Forfeited	—	$—
Unvested units at September 30, 2023	16,471	$11.86

Note 14. Segment Information

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

	E&P	Cryptocurrency Mining	Total
Three months ended September 30, 2023
Revenues	$—	$457,951	$457,951
Depreciation, depletion and amortization expense	—	425,468	425,468
Impairment of cryptocurrency mining equipment	—	—	—
Loss from operations	(5.542.986)	(949,411)	(6,492,397)
Interest expense (1)	(6,797)	(60,947)	(67,744)
Interest income (1)	74,755	10,411	85,166
Liquidated damages (1)	(152,521)	(21,242)	(173,763)
Loss on adjustment to fair value – warrant liabilities (1)	(22,176,617)	(2,678,468)	(24,855,085)
Loss on adjustment to fair value - AR Debentures	—	(2,141,000)	(2,141,000)
Loss on adjustment to fair value – Obligation Shares (1)	(676,678)	(94,240)	(770,918)
Assets	$28,595,051	$3,982,396	$32,577,447

Three months ended September 30, 2022
Revenues	$—	$—	$—
Depreciation, depletion and amortization expense	—	—	—
Loss from operations	(276,789)	—	(276,789)
Interest expense	—	—	—
Interest income	—	—	—
Other expense	—	—	—
Other income	—	—	—
Assets	$1,197,243	$—	$1,197,243

(1)	Amounts are allocated to each segment as they are incurred at the corporate level.

	E&P	Cryptocurrency Mining	Total
Nine months ended September 30, 2023
Revenues	$—	$637,269	$637,269
Depreciation, depletion and amortization expense	—	558,319	558,319
Impairment of cryptocurrency mining equipment	—	16,794,688	16,794,688
Loss from operations	(6,769,956)	(19,485,769)	(26,255,725)
Interest expense (1)	(8,849)	(102,614)	(111,463)
Interest income (1)	92,827	35,375	128,202
Liquidated damages (1)	(152,521)	(21,242)	(173,763)
Loss on adjustment to fair value – warrant liabilities (1)	(22,176,617)	(2,678,468)	(24,855,085)
Loss on adjustment to fair value – AR Debentures	—	(2,882,000)	(2,882,000)
Loss on adjustment to fair value – Obligation Shares (1)	(973,224)	(503,879)	(1,477,103)
Assets	$28,595,051	$3,982,396	$32,577,447

June 7, 2022 (date of inception) through September 30, 2022
Revenues	$—	$—	$—
Depreciation, depletion and amortization expense	—	—	—
Operating income	(309,511)	—	(309,511)
Interest expense	—	—	—
Interest income	—	—	—
Other expense	—	—	—
Other income	—	—	—
Assets	$1,197,243	$—	$1,197,243

(1)	Amounts are allocated to each segment as they are incurred at the corporate level.

The following table presents the breakout of other assets, which represent corporate assets not allocated to segments at September 30, 2023 and 2022:

	As of September 30,
	2023	2022
Cash and cash equivalents	$7,241,811	$—
Prepaid expenses	271,839	—

Note 15. Subsequent Events

Reverse Stock Split and Amendment to Certificate of Incorporation

On October 12, 2023, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect a reverse stock split of outstanding shares of the Company’s Common Stock at an exchange ratio of 1:28.5714286 (the “Reverse Stock Split”). The Company also changed its name from Creek Road Miners, Inc. to Prairie Operating Co. (the “Corporate Name Change”) and changed its ticker symbol from “CRKR” to “PROP” (the “Symbol Change”) on the OTCQB marketplace of OTC Markets. The Reverse Stock Split and the Corporate Name Change became effective on the OTCQB marketplace of OTC Markets on October 16, 2023 (the “Effective Date”). In connection with the Reverse Stock Split, Corporate Name Change and Symbol Change, the CUSIP number for the Company’s Common Stock changed to 739650109. The Company traded under its former name and ticker symbol “CRKR” until October 16, 2023 and under “CRKRD,” a transitionary ticker symbol, until November 10, 2023. Our Common Stock (as defined below) began trading on the OTCQB under the symbol “PROP” on November 13, 2023.

The Certificate of Amendment filed by the Company with the Delaware Secretary of State took effect on October 16, 2023 and, among other things, (i) effected the Reverse Stock Split; and (ii) changed the total number of shares of all classes of stock which the Company shall have authority to issue 155,000,000 shares, consisting of (a) 150,000,000 shares of Common Stock and (b) 5,000,000 shares of preferred stock, par value $0.01 per share. Immediately after the filing of the Certificate of Amendment, the Company filed the Second Amended and Restated Certificate of Incorporation (the “Amended and Restated Charter”) with the Delaware Secretary of State, with the Amended and Restated Charter and took effect October 16, 2023, that, among other things, (i) eliminated certain provisions related to shares of preferred stock as a result of the elimination of certain series of preferred stock; (ii) removed provisions providing for action by written consent of stockholders; (iii) included a waiver of the corporate opportunity doctrine; (iv) made certain modifications to the election and removal of directors of the Company; (v) adopted Delaware as the exclusive forum for certain shareholder litigation; and (vi) increased the total number of shares of all classes of stock which the Company shall have authority to issue 550,000,000 shares, consisting of (a) 500,000,000 shares of Common Stock and (b) 50,000,000 shares of preferred stock.

All per share and common share amounts have been retroactively adjusted for the effect of this Reverse Stock Split for all periods presented.

Conversion of AR Debentures

In October 2023, conversion notices were received from holders of the AR Debentures and the Company issued 400,667 shares of Common Stock to affect the conversion. This represented the full conversion of the AR Debentures and accrued interest due to one of the holders.

Exercise of Series D B Warrants

On November 13, 2023, Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (“O’Neill Trust”) delivered notice to the Company of the exercise of Series D B Warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $6.00 per share for total proceeds to the Company of $12 million (the “Warrant Exercise”). The Company intends to use the proceeds from the Warrant Exercise for general working capital purposes, which may include drilling activity or opportunistic acquisitions.

The B Warrants were originally issued on May 3, 2023, in connection with the Series D PIPE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as updated in our Form 8-K’s filed on July 27, 2023, August 25, 2023, September 6, 2023, and October 24, 2023.

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

Overview

On May 3, 2023, we changed our name from Creek Road Miners, Inc. to Prairie Operating Co. (the “Company,” “we,” “us” or “our”) in connection with the Merger (as defined below). The Company was incorporated in Delaware on May 2, 2001. Prior to cryptocurrency mining operations that began in October 2021 (“Cryptocurrency Mining”), the Company produced live and virtual pop culture conventions and events and sold a gelatin machine and related consumables that were discontinued in 2021. In addition, the Company operated an eCommerce site selling pop culture memorabilia that was discontinued on June 30, 2022 (known collectively as “legacy operations”).

On May 3, 2023, Prairie Operating Co., a Delaware corporation formerly named Creek Road Miners, Inc. (the “Company”), completed its previously announced merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023 (the “Merger Agreement”), by and among the Company, Creek Road Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Sub”), and Prairie LLC, pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.”

Upon the Merger, membership interests in Prairie LLC were converted into the right to receive each member’s pro rata share of 2,297,668 shares of common stock, par value $0.01 (“Common Stock”).

In addition, the Company consummated the previously announced purchase of oil and gas leases, including all of Exok, Inc.’s, an Oklahoma corporation (“Exok”), right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, consisting of approximately 3,157 net mineral acres in, on and under approximately 4,494 gross acres from Exok (the “Exok Assets”) for $3.0 million pursuant to the Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among the Company, Prairie LLC and Exok (the “Exok Transaction”).

To fund the Exok Transaction, the Company received an aggregate of $17.3 million in proceeds from a number of investors (the “Series D PIPE Investors”), and the Series D PIPE Investors were issued Series D preferred stock, par value $0.01 per share (“Series D Preferred Stock”), with a stated value of $1,000 per share and convertible into shares of Common Stock at a price of $5.00 per share (the “Series D Preferred Stock”), and warrants for each of Series A warrants to purchase 3,475,250 shares of Common Stock (the “Series D A Warrants”) and Series B warrants to purchase 3,475,250 shares of Common Stock (the “Series D B Warrants” and together with the Series D A Warrants, the “Series D PIPE Warrants”), in a private placement (the “Series D PIPE”) pursuant to securities purchase agreements entered into with each Series D PIPE Investor.

On August 15, 2023, the Company exercised its option under the Exok Transaction to purchase approximately 20,328 net mineral acres in, on and under approximately 32,695 additional gross acres from Exok (the “Exok Option Assets”). The Company acquired this acreage for $25.3 million consisting of (i) $18.0 million in cash (the “Cash Consideration”) to Exok, (ii) issuance of 670,499 shares of the Company’s Common Stock and warrants to purchase 670,499 shares of Common Stock (“Exok Warrants”) to affiliates of Exok, and (iii) direct transaction costs. The Cash Consideration was funded from the Series E preferred issuance (see below).

The Company received an aggregate of $20.0 million in proceeds from the Series E private placement (the “Series E PIPE”) in exchange for 20,000 shares of Series E preferred stock, par value $0.01 per share (“Series E Preferred Stock”) along with 39,615 shares of the Company’s Common Stock, and Series A warrants to purchase 4,000,000 shares of the Company’s Common Stock (the “Series E A Warrants”) and Series B warrants to purchase 4,000,000 shares of Common Stock (the “Series E B Warrants” and together with the Series E A Warrants, the “Series E PIPE Warrants”).

E&P

We are engaged in the development, exploration and production of oil, natural gas, and NGLs with operations focused on unconventional oil and natural gas reservoirs located in Colorado focused on the Niobrara and Codell formations. The Company’s E&P assets consist of certain oil and gas leasehold interests with no existing oil and gas production or revenue. Our current activities are focused on obtaining requisite permits to begin drilling wells and, as such, we have no current drilling or completion operations.

Cryptocurrency Mining

Our mining operations commenced on May 3, 2023 concurrent with the Merger. Currently, we generate all our revenue through our Cryptocurrency Mining activities from assets owned by Creek Road prior to the Merger. We use special Cryptocurrency Mining computers (known as “miners”) to solve complex cryptographic algorithms to support the Bitcoin blockchain. Miners measure their processing power, which is known as “hashing” power, in terms of the number of hashing algorithms solved (or “hashes”) per second, which is the miner’s “hash rate.” We do not own, control or take custody of Bitcoin; rather, our service provider retains all Bitcoin rewards and remits net revenue from Cryptocurrency Mining to us in the form of US dollars.

All of our miners were manufactured by Bitmain, and incorporate application-specific integrated circuit (ASIC) chips specialized to solve blocks on the Bitcoin blockchains using the 256-bit secure hashing algorithm (SHA-256) in return for Bitcoin cryptocurrency rewards. As of September 30, 2023, we had 510 Bitmain S19J Pro miners with 51.0 Ph/s of hashing capacity, 270 Bitmain S19 miners with 24.3 Ph/s of hashing capacity, and 606 Bitmain S19 XP miners with 84.2 Ph/s of hashing capacity.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.

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

All of the Company’s revenue is currently generated from its Cryptocurrency Mining business under a contract with Atlas (described below). We are wholly reliant on Atlas to operate our miners on a daily basis. If Atlas experiences difficulty providing the services we require, or if they experience disruptions or financial distress or cease operations temporarily or permanently, it will negatively affect our ability to operate our Cryptocurrency Mining business.

The Company does not anticipate incurring any losses related to these credit risks.

Cash and Cash Equivalents

Cash and cash equivalents are defined by the Company as short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash. Management considers cash and cash equivalents to have minimal credit and market risk. The Company had $7.2 million and $79,845 in cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Accounts Receivable

Accounts receivable represents revenue recognized, but for which payment has not yet been received. All of the Company’s accounts receivable at September 30, 2023 is from Atlas. No allowance for doubtful accounts was recorded as of September 30, 2023 and December 31, 2022.

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

Warrant liabilities

The Company evaluates all of its financial instruments, including issued private placement stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to GAAP. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable GAAP. Management’s assessment considers whether the warrants are freestanding financial instruments, whether they meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification.

For warrants that meet all of the criteria for equity classification, they are recorded as a component of additional paid-in capital at the time of issuance. For warrants that are precluded from equity classification, they are recorded as a liability at their fair value on the date of such classification and subject to remeasurement on each balance sheet date with changes in the estimated fair value of the warrants to be recognized statements of operations.

As of September 30, 2023, the Company had liability-classified warrants outstanding that allows the holders to purchase 5,695,387 shares of the Company’s Common Stock.

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

Commitments and Contingencies

The Company recognizes a liability for loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has recorded $250,000 and zero for such matters at September 30, 2023 and December 31, 2022, respectively. The amount accrued at September 30, 2023 is related to a legal dispute on a contractual matter and is recorded in general and administrative expenses in the statements of operations for the three and nine months ended September 30, 2023.

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

Income taxes

We account for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At September 30, 2023, the Company had a full valuation allowance to offset its net deferred tax assets.

Results of Operations

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	June 7, 2022 (date of inception) through September 30,
	2023	2022	2023	2022

Revenue	$457,951	$—	$637,269	$—
Operating costs and expenses	(6,625,347)	(276,788)	(26,567,993)	(309,511)
Loss from operations	$(6,167,396)	$(276,788)	$(25,930,724)	$(309,511)

Loss from operations

●	Loss from operations increased $6.2 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The $457,951 increase in Cryptocurrency Mining revenues resulting from the commencement of such operations upon the Merger was more than offset by a $6.3 million increase in operating costs and expenses.

●	Loss from operations increased $25.9 million for the nine months ended September 30, 2023, compared to the period of June 7, 2022 (date of inception) to September 30, 2022. The $637,269 increase in Cryptocurrency Mining revenues resulting from the commencement of such operations upon the Merger was more than offset by a $26.3 million increase in operating costs and expenses, which includes an impairment of Cryptocurrency Mining equipment of $16.8 million.

Revenue

Total revenue increased $457,951 for the three months ended September 30, 2023 and $637,269 for the nine months ended September 30, 2023 compared to the period from June 7, 2022 (date of inception) to September 30, 2022. All of this increase is due to the commencement of cryptocurrency operations upon the Merger with no revenues in the 2022 period.

Operating Costs and Expenses

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	June 7, 2022 (date of inception) through September 30,
	2023	2022	2023	2022

Cryptocurrency mining costs	$209,929	$—	$303,172	$—
Depreciation, depletion and amortization	425,468	—	558,319	—
General and administrative	6,314,951	276,788	9,236,815	309,511
Impairment of cryptocurrency mining equipment	—	—	16,794,688	—
Total operating expenses	$6,950,348	$276,788	$26,892,994	$309,511

Operating costs and expenses increased $6.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and $26.6 million for the nine months ended September 30, 2023 compared to the period from June 7, 2022 (date of inception) to September 30, 2022.

Cryptocurrency mining. The increase of $209,929 for the three months ended September 30, 2023 and $303,172 for the nine months ended September 30, 2023 over the three months ended September 30, 2022 and the period from June 7, 2022 (date of inception) to September 30, 2022, respectively, is due to the commencement of cryptocurrency operations upon the Merger.

Depreciation, depletion and amortization. The increase of $425,468 in DD&A for the three months ended September 30, 2023 and $558,319 for the nine months ended September 30, 2023 over the three months ended September 30, 2022 and the period from June 7, 2022 (date of inception) to September 30, 2022 is due to the commencement of cryptocurrency operations upon the Merger. There was no DD&A associated with E&P for any of the respective periods.

General and administrative. G&A for the three and nine months ended September 30, 2023 increased $6.0 million and $8.9 million over the three months ended September 30, 2022 and the period from June 7, 2022 (date of inception) to September 30, 2022, respectively. For the three months ended September 30, 2023, this was primarily due to investor relations costs of $1.7 million, employment and benefit costs of $1.5 million, stock-based compensation of $1.0 million, legal and accounting costs of $1.0 million, professional services of $0.2 million, and other costs of $0.6 million. For the nine months ended September 30, 2023, this was primarily due to employment and benefit costs of $2.4 million, legal, accounting and other costs associated with the Merger of $2.3 million, investor relations costs of $1.8 million, stock-based compensation of $1.0 million, professional services of $0.6 million, insurance of $0.3 million, and other costs of $0.5 million.

Impairment of cryptocurrency mining equipment. The impairment of zero and $16.8 million in the three and nine months ended September 30, 2023, respectively, is due to the adjustment required to write-off the excess of the allocated purchase price of the Merger over the fair value of the acquired net assets and the subsequent write-off of shipping and customs fees incurred on miners after the Merger.

Other income and expenses

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	June 7, 2022 (date of inception) through September 30, 2022

Interest income	$85,166	$—	$128,202	$—
Interest expense	(67,744)	—	(111,463)	—
Loss on adjustment to fair value – warrant liabilities	(24,855,085)	—	(24,855,085)	—
Loss on adjustment to fair value - AR Debentures	(2,141,000)	—	(2,882,000)	—
Loss on adjustment to fair value - Obligation Shares	(770,918)	—	(1,477,103)	—
Liquidated damages	(173,763)	—	(173,763)	—
Total other income (expense)	$(27,923,344)	$—	$(29,371,212)	$—

Interest income. Interest income for the three months and nine months ended September 30, 2023 increased $85,166 and $128,202 compared to the three months ended September 30, 2022 and the period from June 7, 2022 (date of inception) to September 30, 2022, respectively. This increase was entirely due to our ability to earn interest on our cash balance in the current period and not in the prior year period.

Interest expense. Interest expense for the three and nine months ended September 30, 2023 increased $67,744 and $111,463 compared to the three months ended September 30, 2022 and the period from June 7, 2022 (date of inception) to September 30, 2022, respectively. This increase was entirely due to accrued interest on the AR Debentures and SBA loan resulting from the Merger and certain financing costs incurred in the current period.

Loss on adjustment to fair value – warrant liabilities. The loss for the three and nine months ended September 30, 2023 increased $24.9 million compared to the three months ended September 30, 2022 and the period from June 7, 2022 (date of inception) to September 30, 2022. This increase was entirely due to the change in fair value of warrant liabilities that were reclassified from permanent equity during the period.

Loss on adjustment to fair value - AR Debentures. The loss for the three and nine months ended September 30, 2023 increased $2.1 million and $2.9 million compared to the three months ended September 30, 2022 and the period from June 7, 2022 (date of inception) to September 30, 2022, respectively. These increases were entirely due to the change in fair value of the AR Debentures since the Merger.

Loss on adjustment to fair value - Obligation Shares. The loss for the three and nine months ended September 30, 2023 increased $0.8 million and $1.5 million compared to the three months ended September 30, 2022 and the period from June 7, 2022 (date of inception) to September 30, 2022, respectively. This increase was entirely due to the change in fair value of the Obligation Shares liability since the Merger.

Liquidated damages. Liquidated damages of $173,763 were recorded for the three months and nine months ended September 30, 2023 as a registration statement registering the resale of certain shares of the Company’s Common Stock and shares of Common Stock underlying the Series D Preferred Stock and Series D PIPE Warrants having not been declared effective within the timeframe required under the related registration rights agreement. There were no such costs in 2022.

Liquidity and Capital Resources

Overview

Our E&P activities will require us to make significant operating and capital expenditures. Historically, our primary source of liquidity has been the issuance of Series D Preferred Stock to the Series D PIPE Investors for funding of the purchase of the Exok Assets and working capital and the issuance of Series E Preferred Stock to the Series E PIPE Investor for funding of the Exok Option Purchase and working capital. In the future, we expect that additional capital raises will be necessary to fund our operations and acquisition activities along with cash on hand and cash flows from operations. Our primary uses of cash have been for the acquisition and development of oil and natural gas properties and payments of general, administrative and operating costs.

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

Working Capital

We define working capital as current assets less current liabilities. At September 30, 2023 and December 31, 2022, we had working capital deficits of $4.0 million and $2.1 million, respectively. Our current working capital deficit is expected to increase in the future due to expenses incurred in connection with our business and until revenue is recognized from our E&P business and/or we raise additional capital. Cash and cash equivalents totaled $7.2 million and $79,845 at September 30, 2023 and December 31, 2022, respectively.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30, 2023	June 7, 2022 (date of inception) through September 30, 2022

Net cash used in operating activities	$(7,937,926)	$—
Net cash used in investing activities	(21,551,717)	—
Net cash provided by financing activities	36,651,609	80,000
Net increase in cash and cash equivalents	7,161,966	80,000
Cash and cash equivalents, beginning of period	79,845	—
Cash and cash equivalents, end of period	$7,241,811	$80,000

Analysis of Cash Flow Changes for the Nine Months Ended September 30, 2023 and June 7, 2022 (date of inception) through September 30, 2022

Operating Activities

Net cash used in operating activities was $7.9 million for the nine months ended September 30, 2023 and resulted primarily from a net loss of $55.6 million, which was partially offset by the impairment of cryptocurrency mining equipment of $16.8 million, losses on adjustment to fair value of $29.2 million, stock based compensation expense of $0.9 million, depreciation and amortization expense of $0.5 million, and changes in working capital of $0.2.

There was no cash used in or provided by operating activities for the period from June 7, 2022 (date of inception) to September 30, 2022 reflective of the Company’s limited activity initially after formation.

Investing Activities

Net cash used in investing activities was $21.6 million for the nine months ended September 30, 2023 and primarily resulted from the $21.1 million acquisition of unproved oil and gas properties and transaction costs associated with the Merger of $0.3 million.

There was no cash used in or provided by investing activities for the period from June 7, 2022 (date of inception) to September 30, 2022 reflective of the Company’s limited activity initially after formation.

Financing Activities

Net cash provided by financing activities was $36.7 million for the nine months ended September 30, 2023 and primarily resulted from $17.4 million proceeds from the Series D PIPE and $20.0 million from the Series E PIPE, partially offset by financing costs of $0.6 million and $0.2 million from the payoff of the SBA loan.

Going Concern Analysis

The Company had a net loss of $55.6 million for the nine months ended September 30, 2023. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. On September 30, 2023, we had cash and cash equivalents of $7.2 million, a working capital deficit of approximately $4.0 million, and an accumulated deficit of approximately $55.4 million.

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company can meet its obligations and has adequate liquidity to operate. Significant assumptions used in the Company’s forecasted model of liquidity in the next 12 months include our current cash position and our ability to manage spending. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least the next 12 months.

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

As disclosed in our Form 10-Q/A for the quarter ended March 31, 2023 and filed with the SEC on June 16, 2023, our Chief Executive Officer and Chief Financial Officer concluded that a material weakness in our internal control over financial reporting was present and that our disclosure controls and procedures were not effective as of March 31, 2023. This material weakness has not been remediated and, as such, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

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

Management did not design and implement effective controls regarding certain processes around our financial reporting requirements which we determined to be a material weakness. Specifically, the Company did not design and maintain adequate processes to ensure timely review of its quarterly report on Form 10-Q in compliance with SEC rules.

This material weakness could impact the effectiveness of our internal control over financial reporting and result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weakness

Our Chief Executive Officer, Chief Financial Officer, and senior leadership team are committed to remediating the material weakness in our internal control over financial reporting in a timely manner and with oversight from the Audit Committee of the board of directors of the Company. We have, among other actions, implemented actions to address the root cause of the material weakness. In conjunction with this remediation plan, during our fiscal quarter ended June 30, 2023, processes and procedures were implemented to ensure any information required to be disclosed in the reports that we file or submit under Exchange Act and is required to be presented is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Specific remedial actions already undertaken by management have included the engagement of Ham, Langston & Brezina, L.L.P. (“HL&B”) as its new independent registered public accounting firm on May 30, 2023 for the Company’s fiscal year ending December 31, 2023, and related interim periods. HL&B has completed the required review procedures as required for public companies for this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no other changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and those disclosed in our Form 8-Ks filed on August 25, 2023, September 6, 2023 and October 24, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 13, 2023, Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (“O’Neill Trust”) delivered notice to the Company of the exercise of Series D B Warrants to purchase 2,000,000 shares of Common Stock at an exercise price of $6.00 per share for total proceeds to the Company of $12 million (the “Warrant Exercise”). The Company intends to use the proceeds from the Warrant Exercise for general working capital purposes, which may include drilling activity or opportunistic acquisitions. The B Warrants were originally issued on May 3, 2023, in connection with the Series D PIPE. The issuance of shares of Common Stock pursuant to the Warrant Exercise was made pursuant to the exemption from registration contained in Section 4(a)(2) under the Securities Act.

After giving effect to the Warrant Exercise, O’Neill Trust will be the record holder of (i) 2,039,615 shares of Common Stock, or 21.5% of the issued and outstanding shares of Common Stock, based on 7,475,315 shares of Common Stock outstanding as of November 9, 2023; (ii) Series D A Warrants to purchase 2,000,000 shares of Common Stock; (iii) Series E A Warrants to purchase 4,000,000 shares of Common Stock; (iv) Series E B Warrants to purchase 4,000,000 shares of Common Stock; (v) 10,000 shares of Series D Preferred Stock convertible into 2,000,000 shares of Common Stock; and (vi) 20,000 shares of Series E Preferred Stock convertible into 4,000,000 shares of Common Stock. Each of the warrants held by the O’Neill Trust, as well as the Series D Preferred Stock and Series E Preferred Stock was subject to a limitation on exercise or conversion, as applicable, if as a result of such exercise or conversion, the holder would own more than 4.99% of the outstanding shares of Common Stock (the “Beneficial Ownership Limitation”), which may be increased by the holder upon written notice to the Company, to any specified percentage not in excess of 9.99% (the “Beneficial Ownership Limitation Ceiling”). In connection with the Warrant Exercise, the O’Neill Trust entered into an agreement with the Company pursuant to which it amended the terms of each of its Series D Warrants and Series E Warrants to increase the Beneficial Ownership Limitation Ceiling from 9.99% to 25% and gave notice to the Company that it was increasing its Beneficial Ownership Limitation to 25% with respect to each of its remaining warrants. The Beneficial Ownership Limitation Ceiling on the Series D Preferred Stock and Series E Preferred Stock remains at 9.99%. O’Neill Trust is managed by Nermone Nominees, as trustee. Gregory K. O’Neill, managing director and sole shareholder, has voting or investment control over the shares held by O’Neill Trust.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits – TO BE UPDATED

EXHIBIT INDEX

Exhibit No.	Description

2.1†	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Creek Road Merger Sub, LLC and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
3.1†	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2023).
3.2†	Amended and Restated Bylaws of Prairie Operating Co. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.3†	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.4†	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.1†	Form of Warrant (incorporated by reference to Exhibit C of Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
4.2†	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.3†	A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.4†	B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.1†	Securities Purchase Agreement, dated as of August 15, 2023, by and between Prairie Operating Co. and Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.2 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.2†	Registration Rights Agreement, dated as of August 15, 2023, by and among Prairie Operating Co. and the holders thereto (incorporated by reference to Exhibit 10.3 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.3†	Deed of Trust, Mortgage, Assignment of As-Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated as of August 15, 2023, from Prairie Operating Co., as mortgagor, to Gregory O’Neill, as trustee, for the benefit of Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.4 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.4†	Non-Compensatory Option Purchase Agreement, dated as of August 30, 2023, by and among Prairie Operating Co., Gary C. Hanna, Edward Kovalik, Bristol Capital, LLC and Georgina Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2023).

10.17†	Amended & Restated Prairie Operating Co. Long-Term Incentive Plan, effective as of August 25, 2023 (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.18†	Form of Restricted Stock Unit Award Agreement (for Non-Employee Directors and Consultants) (incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.19†	Form of Restricted Stock Unit Award Agreement (for Employees) (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.20†	Form of Amended and Restated Employment Agreement (President and CEO) (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.21†	Form of Amended and Restated Employment Agreement (Other Executive Officers) (incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PRAIRIE OPERATING CO.

	By:	/s/ Edward Kovalik
Edward Kovalik
Date: November 14, 2023		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Owen
Craig Owen
Date: November 14, 2023		Chief Financial Officer
(Principal Financial and Accounting Officer)

