Form 10-K
period 2023-12-31
Prairie Operating Co.
filed 2024-03-19
CIK 1162896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 001-41895

Prairie Operating Co.
(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

602 Sawyer Street, Suite 710 Houston, TX 77007	77007
(Address of principal executive offices)	(Zip Code)

(713) 424-4247
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which registered
Common stock, $0.01 par value	PROP	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if a registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the OTCQB marketplace on June 30, 2023, was $16,729,050.

The registrant had 10,029,191 shares of common stock outstanding as of March 13, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 5, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Definitions of Certain Terms and Conventions Used Herein

“Boe/d” means barrel of oil equivalent, using the ratio of six Mcf of natural gas to one barrel of crude oil or condensate, per day.

“developed acres” or “developed acreage” means the number of acres that are allocated or assignable to producing wells or wells capable of production.

“developed reserves” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well.

“development well” means a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

“exploratory well” means a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

“gross acres” or “gross wells” means the total acres or wells in which the Company owns a working interest.

“Mbbl” means one thousand barrels of oil.

“Mcf” means one thousand cubic feet.

“MMcf” means one million cubic feet.

“net acres” or “net wells” means the sum of the fractional working interests the Company owns in gross acres or gross wells.

“possible reserves” means those additional reserves that are less certain to be recovered than probable reserves. When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates.

“probable reserves” means those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered. When deterministic methods are used, it is as likely as not that actual remaining quantities recovered will exceed the sum of estimated proved plus probable reserves. When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.

“productive wells” means a well productive of oil or natural gas.

“proved reserves” means those quantities of oil, natural gas and NGLs that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible-from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or we must be reasonably certain that it will commence the project within a reasonable time. For a complete definition of proved crude oil and natural gas reserves, refer to the SEC’s Regulation S-X, Rule 4-10(a)(22).

“proved undeveloped reserves,” “PUD” or “PUD reserves” means proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that such locations are scheduled to be drilled within five years, unless specific circumstances justify a longer time.

“reserves” means estimated remaining quantities of crude oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering crude oil and natural gas or related substances to market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

“Standardized Measure” means the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules, regulations or standards established by the SEC and the Financial Accounting Standards Board (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue.

“undeveloped acres” or “undeveloped acreage” means lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains proved reserves.

“unproved properties” means properties with no proved reserves.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains statements that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

●	our ability to successfully finance and consummate the NRO Acquisition (as defined herein);

●	estimates of oil and natural gas reserves;

●	estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production;

●	the receipt of the deferred purchase price pursuant to the Crypto Sale (as defined herein);

●	the availability and adequacy of cash flow to meet our requirements;

●	the availability of additional capital for our operations;

●	changes in our business and growth strategy, including our ability to successfully operate and expand our business;

●	changes or developments in applicable laws or regulations, including with respect to taxes;

●	actions taken or not taken by third-parties, including our contractors and competitors; and

●	our future financial performance following the NRO Acquisition and Crypto Sale.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These forward-looking statements are not exhaustive. Other sections of this Annual Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the effects of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report.

Additionally, our discussions of certain environmental, social and governance (“ESG”) matters and issues herein are informed by various standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. As such, the discussions may not necessarily be “material” under the federal securities laws for Securities and Exchange Commission (“SEC”) reporting purposes. Furthermore, much of this information is subject to methodological considerations or information, including from third parties, that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.

Our SEC filings are available publicly on the SEC website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Accordingly, forward-looking statements in this Annual Report should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement.

PART I

Item 1. Business

The Company

Prairie Operating Co. (the “Company”) is an independent oil and gas company focused on the acquisition and development of crude oil, natural gas and natural gas liquids (“NGLs”). We currently hold attractive acreage in the Denver-Julesburg Basin in Colorado (the “DJ Basin”) that our experienced management team intends to develop, deploying next-generation technology and techniques in an environmentally efficient manner. In addition to growing production through our drilling operations, we also seek to grow our business through accretive acquisitions, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt-on acreage; (ii) ample, high rate-of-return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well-level economics; (iv) liquids-rich assets; and (v) accretive valuation.

As of December 31, 2023, all of the Company’s exploration and production (“E&P”) assets were acquired in the Exok Transaction (as defined herein) and Exok Option Purchase (as defined herein) and consist of certain oil and gas leasehold interests with no existing oil and gas production or revenue. In February 2024, we acquired the Genesis Bolt-on Assets (as defined herein), offsetting our existing assets. In all, the total Genesis Assets (as defined herein) include 24,351 net mineral acres in, on and under 37,985 gross acres. In addition, in January 2024, we entered into a definitive agreement with NRO (as defined herein) to acquire the Central Weld Assets (as defined herein). We have no current drilling or completion operations. As such, our current activities are focused on obtaining requisite permits to begin drilling wells on our Genesis Assets, as well as funding and closing the NRO Acquisition, which we anticipate in the first half of 2024.

Additionally, in 2023, we also engaged in cryptocurrency mining operations. In January 2024, we divested all of our cryptocurrency mining assets. See “—Recent Developments” for more information.

Background

On May 3, 2023, pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023 (the “Merger Agreement”), by and among the Company, Creek Road Merger Sub, LLC (“Merger Sub”) and Prairie Operating Co., LLC (“Prairie LLC”), Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly owned subsidiary of the Company (the “Merger”).

Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.” The Company traded under its former name and ticker symbol “CRKR” until October 16, 2023. From October 16, 2023 to November 12, 2023, the Company traded under symbol “CRKRD,” a transitionary ticker symbol. The Company began trading under its current ticker symbol, “PROP,” on November 13, 2023. On December 21, 2023, the Company received approval to list its common stock on the Nasdaq Capital Market securities exchange (“Nasdaq”). Trading of our shares of common stock on Nasdaq under the ticker symbol “PROP” commenced at the opening of trading on December 28, 2023.

Prior to the consummation of the Merger, the Company effectuated a series of restructuring transactions (the “Restructuring Transactions”) in the following order and issued an aggregate of 3,860,898 shares of common stock (excluding shares reserved for issuance and unissued subject to certain beneficial ownership limitations) and 4,423 shares of Series D Preferred Stock (as defined herein):

(i) the Company’s Series A preferred stock, Series B preferred stock and Series C preferred stock, plus accrued dividends, were converted into shares of common stock;

(ii) the Company’s 12% senior secured convertible debentures (the “Original Debentures”), plus accrued but unpaid interest and a 30% premium, were exchanged, in the aggregate, for (a) 12% amended and restated senior secured convertible debentures (collectively, the “AR Debentures”), each in the principal amount of $1,000,000, in substantially the same form as their respective Original Debentures, (b) shares of common stock and (c) shares of Series D preferred stock;

(iii) accrued fees payable to our board of directors (the “Board”) in the amount of $110,250 were converted into shares of common stock;

(iv) accrued consulting fees of the Company in the amount of $318,750 payable to Bristol Capital, LLC (“Bristol Capital”) were converted into shares of common stock; and

(v) all amounts payable pursuant to certain convertible promissory notes were converted into shares of common stock.

Prior to the closing of the Merger (the “Closing”), the Company’s then-existing warrants to purchase shares of common stock, warrants to purchase shares of Series B preferred stock and options to purchase shares of common stock were cancelled and retired and ceased to exist without the payment of any consideration to the holders thereof.

At the effective time of the Merger (the “Effective Time”), all membership interests in Prairie LLC were converted into the right to receive each member’s pro rata share of 2,297,668 shares of common stock.

At the Effective Time, the Company assumed and converted options to purchase membership interests of Prairie LLC outstanding and unexercised as of immediately prior to the Effective Time into non-compensatory options to acquire an aggregate of 8,000,000 shares of common stock (the “Non-Compensatory Options”) for $7.14 per share, which are only exercisable if specific production hurdles are achieved, and the Company entered into amended and restated non-compensatory option agreements (collectively, the “Option Agreements”) with each of Gary C. Hanna, Edward Kovalik, Paul Kessler and a third-party investor. An aggregate of 2,000,000 Non-Compensatory Options are subject to be transferred to the Series D PIPE Investors (as defined herein), based on their then percentage ownership of Series D Preferred Stock to the aggregate Series D Preferred Stock outstanding and held by all Series D PIPE Investors as of the closing date of the Merger, if the Company does not meet certain performance metrics by May 3, 2026.

In addition, in connection with the Closing, the Company consummated the purchase of oil and gas leases from Exok, Inc. (“Exok”), including all of Exok’s right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, consisting of approximately 3,157 net mineral acres in, on and under approximately 4,494 gross acres from Exok for $3.0 million pursuant to the Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023 (the “Exok Agreement”), by and among the Company, Prairie LLC and Exok (the “Exok Transaction”).

To fund the Exok Transaction, the Company sold an aggregate of approximately $17.4 million of Series D Preferred Stock with a stated value of $1,000 per share and convertible into shares of common stock at a price of $5.00 per share, Series A warrants to purchase 3,475,250 shares of common stock at an exercise price of $6.00 per share (“Series D A Warrants”) and Series B warrants to purchase 3,475,250 shares of common stock at an exercise price of $6.00 per share (“Series D B Warrants” and, collectively with the Series D A Warrants, the “Series D PIPE Warrants”) in a private placement (the “Series D PIPE”) pursuant to securities purchase agreements, dated May 3, 2023, by and between the Company and each of the investors thereto (the “Series D PIPE Investors”).

On August 14, 2023, Prairie LLC exercised its option under the Exok Agreement to purchase additional oil and gas leases, including all of Exok’s right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, consisting of approximately 20,328 net mineral acres in, on and under approximately 32,695 gross acres from Exok. We refer to the assets acquired in these transactions in 2023 as the “Initial Genesis Assets.” The Company paid $18.0 million in cash to Exok and issued equity consideration to certain affiliates of Exok, consisting of (i) 670,499 shares of common stock and (ii) Exok Warrants providing the right to purchase 670,499 shares of common stock at $7.43 per share.

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

The Exok Option Purchase and the Series E PIPE closed on August 15, 2023.

On September 18, 2023, the Company submitted its initial permit application with the Colorado Energy and Carbon Management Commission for the Genesis Oil & Gas Development Plan (“OGDP”) in Weld County, Colorado. The Genesis OGDP encompasses seventy-two (72) wells on two (2) pads, developing 9-square miles of subsurface minerals in rural Weld County, Colorado. The two (2) pads, the Burnett and Oasis, will develop eighteen (18) three-mile lateral wells and fifty-four (54) two-mile lateral wells, respectively.

On October 13, 2023, the holders of the AR Debentures elected to convert their AR Debentures into an aggregate of 400,666 shares of common stock.

On October 16, 2023, the Company effected a reverse stock split of outstanding shares of the Company’s common stock at an exchange ratio of 1:28.5714286 (the “Reverse Stock Split”). The share counts listed above have been retroactively adjusted to reflect the Reverse Stock Split.

On November 13, 2023, Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (“O’Neill Trust”) delivered notice to the Company of the exercise of Series D B Warrants to purchase 2,000,000 shares of common stock at an exercise price of $6.00 per share for total proceeds to the Company of $12 million (the “Warrant Exercise”). The Company intends to use the proceeds from the Warrant Exercise for general working capital purposes, which may include drilling activity or opportunistic acquisitions. Each of the warrants held by the O’Neill Trust, as well as the Series D Preferred Stock and Series E Preferred Stock was subject to a limitation on exercise or conversion, as applicable, if as a result of such exercise or conversion, the holder would own more than 4.99% of the outstanding shares of common stock (the “Beneficial Ownership Limitation”), which may be increased by the holder upon written notice to the Company, to any specified percentage not in excess of 9.99% (the “Beneficial Ownership Limitation Ceiling”). In connection with the Warrant Exercise, the O’Neill Trust entered into an agreement with the Company pursuant to which it amended the terms of each of its Series D PIPE Warrants and Series E PIPE Warrants to increase the Beneficial Ownership Limitation Ceiling from 9.99% to 25% and gave notice to the Company that it was increasing its Beneficial Ownership Limitation to 25% with respect to each of its remaining warrants. The Beneficial Ownership Limitation Ceiling on the Series D Preferred Stock and Series E Preferred Stock remains at 9.99%.

In December 2023, 1,172 shares of Series D Preferred Stock were converted by the holders into 234,424 shares of common stock. Additionally, 41,980 shares of common stock were issued in December in connection with a cashless exercise of Series D A Warrants.

Recent Developments

NRO Acquisition

On January 11, 2024, the Company entered into an asset purchase agreement (the “NRO Agreement”), by and among the Company, Prairie LLC, Nickel Road Development LLC and Nickel Road Operating LLC (“NRO”), to acquire the assets of NRO (the “Central Weld Assets”) for total consideration of $94.5 million (the “Purchase Price”), subject to certain closing price adjustments and other customary closing conditions (the “NRO Acquisition”). The Purchase Price consists of $83.0 million in cash and $11.5 million in deferred cash payments. The Company deposited $9 million of the Purchase Price into an escrow account on January 11, 2024 (the “Deposit”), which will be released to Seller upon the earlier of the closing date and August 15, 2024 (the “Outside Date”). Portions of the Deposit are subject to earlier release under certain circumstances if the closing has not occurred on or prior to June 17, 2024.

The NRO Agreement provides that the closing of the NRO Acquisition is subject to customary conditions precedent, including (i) the accuracy of the representations and warranties of each party (subject to specified materiality standards), (ii) compliance by each party in all material respects with their respective covenants, (iii) that no event of Force Majeure or Material Adverse Effect (in each case as defined in the NRO Agreement) shall have occurred, in each case the result of which is that the Company is unable to secure satisfactory financing with respect to the Transaction (as defined in the NRO Agreement), and (iv) the Registration Statement (as defined in the NRO Agreement) has been declared effective with the SEC on or before the Outside Date. The NRO Agreement contains customary title and environmental defect mechanisms with respect to the Central Weld Assets, including purchase price adjustments and termination rights. The NRO Agreement may be terminated under circumstances as described in the NRO Agreement, including (i) with the mutual written consent of the Company and NRO, (ii) by the Company, upon the occurrence of an event of Force Majeure or Material Adverse Effect, in each case the result of which is that the Company determines, in its reasonable discretion, that it is, or will be, unable to secure satisfactory financing with respect to the Transaction, or (iii) in the event that the NRO Acquisition has not been consummated on or before the Outside Date.

The parties have made customary representations and warranties in the NRO Agreement. The NRO Agreement also contains customary covenants and agreements, including covenants and agreements relating to (a) the conduct of NRO’s business during the period between the execution of the NRO Agreement and closing of the NRO Acquisition and (b) the efforts of the parties to cause the NRO Acquisition to be completed, including actions which may be necessary to facilitate a satisfactory financing transaction by the Company. The parties have agreed to indemnify each other for certain liabilities following the closing on the NRO Acquisition (as further set forth in the NRO Agreement), subject to the limitations set forth in the NRO Agreement.

The assets and the operations of NRO include Oil and Gas Leases, Mineral Fee Interests, producing and disposal Wells, and Units, in each case as defined in the NRO Agreement and located in the DJ Basin in Weld County, Colorado, as well as appurtenant records and equipment and other properties.

The Company expects the NRO Acquisition to close on or before the Outside Date, subject to customary closing conditions, with an economic effective date of February 1, 2024. The Company expects to fund the transaction through a combination of public and/or private issuance of common stock, cash on hand, and proceeds from existing warrant exercises.

While we expect to close the NRO Acquisition in the first half of 2024, such acquisition is subject to a number of closing conditions. Satisfaction of some of these conditions is beyond our control. If these conditions are not satisfied or waived, the NRO Acquisition will not be completed. See “Risk Factors—Risks Related to the NRO Acquisition” and the full text of the NRO Agreement, which is attached as Exhibit 2.2 to this Annual Report. The reserve information included in this Annual Report does not reflect the acquisition of the Central Weld Assets, since the NRO Acquisition has not yet been consummated.

Sale of Crypto Assets

On January 23, 2024, pursuant to an asset purchase agreement (the “the Crypto Divestiture Agreement”) between the Company and a private purchaser (the “Crypto Purchaser”), the Company sold all of its cryptocurrency miners (the “Mining Equipment”) for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments (the “Deferred Purchase Price”), to be paid out of (A) 20% of the monthly net revenues received by the Crypto Purchaser associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (B) thereafter, 50% of the monthly net revenues received by the Crypto Purchaser associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest (the “Crypto Sale”). The Crypto Sale closed on January 23, 2024, simultaneously with the execution of the Crypto Divestiture Agreement. The full text of the Crypto Divestiture Agreement is attached as Exhibit 2.3 to this Annual Report.

In addition to the sale of the Mining Equipment, the Company assigned, and the Crypto Purchaser assumed, all of the Company’s rights and obligations under the Master Services Agreement, dated February 16, 2023, by and between Atlas Power Hosting, LLC (“Atlas”) and the Company (the “Atlas MSA”), pursuant to which Atlas hosts, operates, and manages the Mining Equipment. Pursuant to the Atlas MSA, the Crypto Purchaser will receive payment in U.S. dollars for the daily net mining revenue representing the dollar value of the cryptocurrency award generated less power and other costs.

As collateral security for the prompt and complete payment and performance in full of the Crypto Purchaser’s obligations under the Crypto Divestiture Agreement, including payment of the Deferred Purchase Price, the Company obtained a security interest in, among other things, the Mining Equipment and the Atlas MSA. In addition, the Crypto Divestiture Agreement requires the Crypto Purchaser to operate the Mining Equipment in the ordinary course of business and maintain in effect the Atlas MSA until the Deferred Purchase Price is paid in full. Since payment of the Deferred Purchase Price is dependent on the revenue generated by the Mining Equipment, we cannot predict the timing of when we will receive the Deferred Purchase Price, if at all. See “Risk Factors—We may not realize the full benefit of the Crypto Sale for a variety of reasons, including the inability of the Crypto Purchaser to pay the Deferred Purchase Price due to a decrease in the price of Bitcoin or the actions of third parties.”

Genesis Bolt-on Acquisition

On February 5, 2024, the Company acquired a 1,280-acre drillable spacing unit (“DSU”) and eight proved undeveloped (“PUD”) drilling locations in the DJ Basin (the “Genesis Bolt-on Assets”) from a private seller for $900,000. We refer to the Initial Genesis Assets and the Genesis Bolt-on Assets, collectively, as the “Genesis Assets.” The Genesis Bolt-on Assets offset the Initial Genesis Assets held by the Company in northern Weld County, Colorado. The reserve information included in this Annual Report does not reflect the acquisition of the Genesis Bolt-on Assets as they were acquired subsequent to December 31, 2023.

Nature of Business

E&P

We are an independent oil and gas company focused on the acquisition and development of crude oil, natural gas and natural gas liquids. We currently hold attractive acreage in the DJ Basin of Colorado that our experienced management team intends to develop, deploying next-generation technology and techniques in an environmentally efficient manner. In addition to growing production through our drilling operations, we also seek to grow our business through accretive acquisitions, focusing on assets with the following criteria: (i) producing reserves, with associated undeveloped bolt-on acreage; (ii) ample, high rate-of-return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well-level economics; (iv) liquids-rich assets; and (v) accretive valuation.

The Initial Genesis Assets

Prairie acquired the Initial Genesis Assets in the Exok Transaction and the Exok Option Purchase, which includes the following assets:

●	all of Exok’s right, title and interest in, to and under the fee oil and gas leases described more particularly in the Exok Agreement, including all working interests, operating rights, record title interests and other interests of every kind and character (the “Fee Leases”), that include and convey no less than a 75% net revenue interest (“NRI,” being the share of production of all hydrocarbons produced, saved and sold, after all burdens, such as royalty and overriding royalty, have been deducted from the working interest) in each Fee Lease;

●	all of Exok’s right, title and interest in, to and under the State of Colorado Oil and Gas Lease described more particularly in the Exok Agreement, including all working interests, operating rights, record title interests and other interests of every kind and character (the “State Leases”), that include and convey no less than a 77.5% NRI in the State Leases;

●	100% of Exok’s leasehold interest (Fee Leases and State Leases collectively referred to as the “Leases”) in approximately 23,485 net mineral acres in, on and under approximately 37,189 gross acres located in Weld County, Colorado, as described more particularly in the Exok Agreement (the “Lands”);

●	to the extent transferable, Exok’s interests in and under all contracts, agreements and instruments by which the other Initial Genesis Assets are bound or that relate to or are used or useful in connection with the ownership, development or operation of the Leases or the Lands, to the extent applicable to the Leases or Lands, including all surface use agreements, surface rights, surface permits and other similar rights and instruments; and

●	all of Exok’s records, files and geological and geophysical data directly related to the Initial Genesis Assets, including without limitation all logs, core analyses, formation tests, films, surveyors’ notes, plane table sheets, shot point data bases, land files, contract files, lease files, title files (including title reports, title opinions, runsheets, abstracts, evidence of bonus and rental payments), maps, surveys and data sheets.

The assets are undeveloped oil and gas leasehold acreage located in northern Colorado, in Weld County covering approximately 37,030 gross acres and 23,485 net acres. The operating area is rural and free of development. Access to the leases is by paved and dirt country roads and private road access.

Approximately 70% of the net leasehold of our Initial Genesis Assets are leased from private landowners, with the remaining 30% under State of Colorado leases. None of the Initial Genesis Assets are subject to federal leases. All of the Initial Genesis acreage is held by crude oil and natural gas leases with varying expiration dates, some with options to extend ranging from 1 to 4 years. The fee leases are burdened with total royalties of 25%. The State of Colorado leases are burdened with total royalties of 22.5%. The leases can be held indefinitely by production. Unless production is established within the spacing units covering the undeveloped acreage, the leases for such acreage will eventually expire.

The Initial Genesis Assets are located in and around wells drilled in both the Niobrara Shale and the Codell Sandstone formations within the DJ Basin. While production activities in the DJ Basin date back to the 1970s, production within the DJ Basin has increased rapidly since the horizontal drilling boom in 2009, with both the Niobrara and Codell formations contributing to this activity. Within the Company’s DJ Basin operating area, there are over 1,300 legacy vertical wells, with Chevron Corporation, Civitas Resources, Inc., Verdad Resources LLC, Bison Oil and Gas, EOG Resources, Inc. and Samson Energy Company, LLC operating a substantial number of such wells.

The primary drilling objective in this area is crude oil production from the fractured Codell and Niobrara formations. The area has seen a renewed interest in drilling activity over the past decade in conjunction with drilling success in the Niobrara in the DJ Basin on the front range of Colorado. Active operators in the area have included Chevron Corporation, Civitas Resources, Inc., Verdad Resources, Bison Oil and Gas, EOG Resources, Inc., Samson Energy Company, LLC and others. There is ample takeaway infrastructure in place within several miles of the Genesis Assets, including multiple midstream operators such as Summit Midstream Partners LP, Outrigger Energy II LLC, Rimrock Energy Partners LLC and Roaring Fork Midstream LLC.

Development Plan and Permitting

We believe that we are ideally positioned to execute on our development plan of our Genesis Assets and the Central Weld Assets after the closing of the NRO Acquisition. The Board has authorized and approved the Company to drill up to 30 wells in 2024 and 45 wells in 2025 with all proved undeveloped reserves scheduled to be converted to developed status within five years. Our drilling plan is based on current commodity prices, and an increase or decrease in commodity prices could impact the number of wells we actually drill.

There is no guarantee that our development plan will result in the successful production of economic quantities of oil and gas. The Company has no operating history related to the exploration and production of oil and gas assets or drilling producing oil and gas wells. Our development plan is based on assumptions from management’s prior experience and such experience may not be indicative of the success of the Company’s development plans. We have historically incurred significant losses and experienced negative cash flow and have not generated any revenue related to the exploration and production of oil and gas assets to date. Further, we may be unable to consummate the NRO Acquisition and therefore be unable to acquire the Central Weld Assets in connection therewith, for which we are dependent on for generating initial revenue. A failure to successfully develop and produce our assets or the failure to consummate the NRO Acquisition, may result in the loss of our investment in the Genesis Assets and affect our ability to execute our development plan.

Critical to our development plan is an effective approach to ensuring well permits are received in a timely manner. With respect to our Initial Genesis Assets, on November 27, 2023 we announced that we had submitted a Weld County Oil and Gas Location Assessment (“WOGLA”) application for sites within the Genesis OGDP (“Genesis 1”) and had begun the application process for our second OGDP (“Genesis 2”). On February 1, 2024, the Burnett and Oasis locations within Genesis 1 were approved by the Weld County hearings officer for the Genesis 1 WOGLA permits. Genesis 1 and Genesis 2 encompass up to 72 wells and 48 wells, respectively, from two pads each, with each pad developing nine-square miles of subsurface minerals. The two pads in Genesis 1 are expected to develop up to 18 three-mile lateral wells and 54 two-mile lateral wells. In Genesis 2, the two pads are expected to develop up to 16 and 32 three-mile lateral wells, respectively. Following the September 15, 2023 submission of Genesis 1 with the Colorado Energy and Carbon Management Commission (“CECMC”) for the Burnett and Oasis locations, a hearing before the CECMC was held on March 13, 2024, in which the Genesis 1 OGDP received unanimous approval of the commissioners.

The following table summarizes the permitting status of our identified well locations with respect to our Genesis Assets as of March 15, 2024:

	Genesis Assets
	Expected Three Mile Lateral Count	Expected Two Mile Lateral Count
WOGLA Approved(1)	18	54
CECMC Approved(1)	18	54
CECMC Fully Permitted(2)	—	8

(1)	Excludes fully permitted wells.
(2)	Represents Genesis Bolt-on Assets only, which were acquired in February 2024.

For more information regarding regulations affecting our permitting, see “Regulation of the Oil and Natural Gas Industry—Related Permits and Authorizations.”

Summary of Our Reserve Estimates

The Company’s estimated possible reserves as of December 31, 2023, as shown in the following table, have been prepared by Cawley, Gillespie & Associates Inc. (“CG&A”), an independent Petroleum Reserve Evaluation Firm, in accordance with the rules and regulations of the SEC utilizing SEC prices. The Company had no proved reserves as of December 31, 2023 and had no reserves as of December 31, 2022. The reserves information set forth below does not include the Genesis Bolt-On Assets, which were acquired in February 2024. CG&A’s reserve report as of December 31, 2023, which should be read in its entirety, is attached as Exhibit 99.1 to this Annual Report.

As of December 31, 2023
Reserve Data (1)
Estimated possible reserves
Oil (MBbl)	92,733.3
Natural gas (MMcf)	181,542.3
Natural gas liquids (MBbl)	28,834.5
Total estimated possible reserves (MBoe)(2)	151,824.9
Percent oil and liquids	80%

(1)	Possible reserves were calculated using SEC prices, which were $78.22 per Bbl for oil and $2.637 per Mcf for natural gas for the year ended December 31, 2023. Adjustments were made for location and grade.
(2)	Assumes a ratio of 6 MMcf of natural gas per MBoe.

Preparation of reserves estimates.

CG&A is an independent oil and natural gas consulting firm. No director, officer, or key employee of CG&A has any financial ownership in us or any of our affiliates. CG&A’s compensation for the preparation of its report is not contingent upon the results obtained and reported. CG&A has not performed other work for us or any of our affiliates that would affect its objectivity. The estimates of our reserves presented in the CG&A reserve report were overseen by W. Todd Brooker.

Mr. Brooker is the President of CG&A and has been an employee of CG&A since 1992. His responsibilities include reserve and economic evaluations, fair market valuations, expert reporting and testimony, field/reservoir studies, pipeline resource assessments, field development planning and acquisition/divestiture analysis. His reserve reports are routinely used for public company SEC disclosures. Prior to joining CG&A, Mr. Brooker worked in Gulf of Mexico drilling and production engineering at Chevron USA.

Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science degree in Petroleum Engineering. He is a registered Professional Engineer in the State of Texas (License #83462), and a member of the Society of Petroleum Engineers (SPE) and the Society of Petroleum Evaluation Engineers (SPEE).

CG&A was selected for their historical experience and geographic expertise in engineering similar resources. Under SEC rules, possible reserves are reserves which, by analysis of geoscience and engineering data, are those additional reserves that are less certain to be recovered than probable reserves. When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. When probabilistic methods are used, there should be at least a 10% probability that the total quantities ultimately recovered will equal or exceed the proved plus probable plus possible reserves estimates. Possible reserves may be assigned to areas of a reservoir adjacent to probable reserves where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir by a defined project. Possible reserves also include incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves. The technical and economic data used in the estimation of our possible reserves include, but are not limited to, lease positions, estimated working and net revenue interests, indicative drilling and completion costs, facility and pipeline costs, expected operating expenses and schedules for proposed drilling and permitting, as well as regional production, well information and directional surveys. Our independent reserve engineers use this technical data, together with standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis and analogy. The reserve volumes and their respective classifications and categorizations were estimated by performance methods, volumetric methods, analogy, or combination of methods. Performance methods generally included decline-curve analysis and material balance analysis where representative data was available. Volumetric estimates generally included a combination of geological and engineering interpretations, while analogy methods included reserve estimates from historical performance of similar wells and reservoirs in the field or nearby fields.

The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil, natural gas and NGLs that are ultimately recovered. See “Risk Factors— Our estimated oil, natural gas and NGLs reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in the reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.”

Internal Controls and Qualifications of Technical Persons

In accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers (the “Reserve Standards”) and guidelines established by the SEC, CG&A estimated the Company’s possible undeveloped reserves as of December 31, 2023. The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Reserve Standards. See “—Preparation of Reserve Estimates.”

The Company maintains an internal staff of a petroleum engineer and consulting engineer and geoscience professionals who work closely with its independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate its proved and possible reserves relating to its assets. The Company’s internal technical team members met with independent reserve engineers periodically during the period covered by the reserve reports to discuss the assumptions and methods used in the proved and possible reserve estimation process. The Company provides historical information to the independent reserve engineers for its properties such as ownership interest, oil and natural gas production, well data, commodity prices and operating and development costs.

The preparation of the Company’s proved and possible reserve estimates is completed in accordance with the Company’s internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

●	review and verification of historical production data of offset operators, working interests, net revenue interest, lease operating statements, capital costs, severance and ad valorem taxes, which as of this filing, has been derived from data from offset third-party operators;

●	verification of property ownership by the Company’s land department;

●	overseeing the preparation of reserve estimates by the Company’s Executive Vice President of Operations;

●	review by the Company’s President of all of the Company’s reserves, including the review of all significant reserve changes and all new proved and possible undeveloped reserves additions; and

●	direct reporting responsibilities and final approval by the Company’s Chief Executive Officer and the Company’s President.

Bryan Freeman, our Executive Vice President of Operations, works closely with CG&A to ensure the integrity, accuracy and timeliness of data furnished to our independent reserve engineers in their preparation of reserve estimates. Mr. Freeman is primarily responsible for overseeing the preparation of both our internal and external reserve estimates. Mr. Freeman is responsible for reservoir engineering, is a qualified reserve estimator and auditor and is primarily responsible for overseeing our independent reserve engineers during the preparation of our external reserve estimates. His professional qualifications meet or exceed the qualifications of reserve estimators and auditors set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Natural Gas Reserves Information” promulgated by the Society of Petroleum Engineers. His qualifications include a Masters and Bachelor of Science degrees in Engineering from University of Texas; a member of the Society of Petroleum Engineers; and more than 19 years of practical experience in estimating and evaluating reserve information with more than 10 of those years overseeing, estimating and evaluating reserves.

Customers

As the Company has no producing wells, it does not have any customers for its E&P business as of and for the year ended December 31, 2023 or as of December 31, 2022 and for the period from June 7, 2022 (date of inception) through December 31, 2022.

Delivery Commitments

The Company does not have any delivery commitments as of December 31, 2023 or 2022.

Productive Wells

The Company does not have any productive wells as of December 31, 2023 or 2022.

Acreage

The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2023. The Company did not have any developed or undeveloped acreage for which it owned a working interest as of December 31, 2022. Acreage related to royalty, overriding royalty, and other similar interests is excluded from this summary. This summary does not reflect the Genesis Bolt-On Assets that were acquired in February 2024.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
DJ Basin	—	—	37,030	23,485	37,030	23,485

Certain leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. Approximately 17,419 net acres, or 74%, of the Company’s total net acres may expire in the next three years if production is not established or if we do not extend lease terms. We intend to extend our strategic leases to the extent possible. Decisions to let certain leaseholds expire generally relate to areas outside of our core area of development or when the expirations do not pose material impacts to development plans or reserves. The following table sets forth the undeveloped acreage, as of December 31, 2023, that will expire in the years indicated unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates.

	Expiring 2024		Expiring 2025		Expiring 2026		Expiring 2027 and Beyond
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
DJ Basin	8,313	6,598	4,023	2,567	15,649	8,254	9,045	6,067

Drilling Activity

The Company has not had any development or exploratory drilling activities as of December 31, 2023 or 2022.

Title to Properties

Our properties are subject to customary royalty interests, overriding royalty interests, obligations incident to operating and joint venture agreements, liens for current taxes, other industry-related constraints, and certain other leasehold restrictions. We do not believe that any of these burdens materially interfere with our use of the properties in the operation of our business. We believe that we have satisfactory title to all of our producing properties. Although title to our properties is subject to complex interpretation of multiple conveyances, deeds, reservations, and other instruments that serve to affect mineral title, we believe that none of these risks will materially detract from the value of our properties or from our interest therein or otherwise materially interfere with the operation of our business.

Competition

The oil and natural gas industry is highly competitive, and we compete with a substantial number of other companies that often have greater resources. Many of these companies explore for, produce, and market oil and natural gas, carry on refining operations, and market the resultant products on a worldwide basis. The primary areas in which we encounter substantial competition are in locating and acquiring desirable leasehold acreage for our drilling and development operations, locating and acquiring attractive producing oil and natural gas properties, attracting and retaining qualified personnel, and obtaining transportation for the oil and natural gas we produce. There is also competition between producers of oil and natural gas and other industries producing alternative energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by federal, state, and local governments; however, it is not possible to predict the nature of any such legislation or regulation that may ultimately be adopted or its effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing, or producing oil and natural gas and may prevent or delay the commencement or continuation of certain operations. The effect and potential impacts of these risks are difficult to accurately predict.

Further, oil and natural gas prices do not necessarily fluctuate in direct relationship to each other. Because approximately 80% of our estimated possible reserves as of December 31, 2023 were oil and natural gas liquids reserves, our financial results are more sensitive to movements in oil prices. During the year ended December 31, 2023, the daily NYMEX WTI oil spot price ranged from a high of $93.67 per Bbl to a low of $66.61 per Bbl, and the NYMEX natural gas HH spot price ranged from a high of $3.78 per MMBtu to a low of $1.74 per MMBtu. See “Risk Factors— We will face strong competition from other oil and gas companies.”

International Events

International events, such as the conflict between Russia and Ukraine, the announcement of production curtailment by the Organization of the Petroleum Exporting Countries (“OPEC”) and the recent conflict in the Middle East, have contributed to increases and volatility in the prices for oil and natural gas. Such volatility, coupled with an increased cost of capital, due in part to rates of inflation and high interest rates, may lead to a more difficult investing and planning environment for us. These and other factors beyond our control could adversely affect the Company’s operations, earnings and cash flows for any period. See “Risk Factors— Oil, natural gas and NGLs prices are highly volatile. An extended decline in commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.”

Regulation of the Oil and Natural Gas Industry

Our operations are affected by extensive federal, state, and local laws and regulations. In particular, oil and natural gas production and related operations are, or have been, subject to price controls, taxes, and numerous other laws and regulations, including laws and regulations relating to environmental, health and safety matters. The jurisdictions in which we own and operate properties or assets for oil and natural gas production have statutory provisions regulating the exploration for and development and production of oil and natural gas, including, among other things, provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the production and operation of wells and other facilities, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the proper abandonment of wells and pipelines. Our operations are also subject to various conservation laws and regulations. These include regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area and size of associated facilities, and the unitization or pooling of oil and natural gas wells, and regulations that generally prohibit the venting or flaring of natural gas and that impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.

Failure to comply with applicable laws and regulations can result in substantial penalties and the suspension or cessation of operations. Our competitors in the oil and natural gas industry are generally subject to the same regulatory requirements and restrictions that affect our operations. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently revised and amended through various legislative actions and rulemakings. Therefore, we are unable to predict the future costs or impact of compliance. Additional rulemakings, proposals and proceedings that affect the oil and natural gas industry are regularly considered at the federal, state, and various local government levels, including statutorily and through powers granted to various agencies that regulate our industry, and various court actions. We cannot predict when or whether any such future rulemakings, proposals or proceedings may become effective or if the outcomes will negatively affect our operations.

We believe that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows, or results of operations. However, current regulatory requirements may change, currently unforeseen environmental, health, or safety incidents may occur, or past noncompliance with environmental, health and safety laws or regulations may be discovered, any of which could have a material adverse effect on our financial position, cash flows, or results of operations. For example, in November 2020, pursuant to Colorado Senate Bill 19-181, the CECMC imposed a number of new and amended requirements on our operations. These requirements, and any other new requirements of the CECMC or other federal, state and local governmental bodies, could make it more difficult and costly to develop new oil and natural gas wells and to continue to produce existing wells, increase our costs of compliance and doing business, and delay or prevent development in certain areas or under certain conditions. We cannot assure that the existing rules, as implemented, or any future rulemaking, will not have a material and adverse impact on our financial position, cash flows, or results of operations.

In addition, governmental, scientific, and public concern over the threat of climate change arising from increasing global emissions of greenhouse gases (“GHGs”) has resulted in higher political and regulatory risks in the United States, including climate change-related pledges made by certain administrations. President Biden has issued several executive orders focused on addressing climate change since taking office, which may impact the costs to produce, or demand for, oil and natural gas. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-carbon dioxide GHG emissions, such as methane and nitrous oxide.

Regulation of Production of Oil, Natural Gas, and NGLs

The production of oil, natural gas, and NGLs is subject to regulation under a wide range of local, state, and federal statutes, rules, orders, and regulations. Federal, state, and local statutes and regulations require, among other things, permits for drilling operations, drilling bonds, and reports concerning operations. Colorado, the state in which we own all of our properties, regulates drilling and operating activities by, among other things, requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. The laws of Colorado also govern a number of conservation matters, including provisions for the spacing and unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing and well density, and procedures for proper plugging and abandonment of wells and associated facilities. These regulations effectively identify well densities by geologic formation and the appropriate spacing and pooling unit size to effectively drain the resources. These regulations can have the effect of limiting the amount of oil, natural gas and NGLs that we can produce from our wells and to limit the number of wells or the locations where we can drill, although we can apply for exceptions to such regulations, including applications to increase well densities and reduce lease boundary setbacks to more effectively recover oil and gas resources. Moreover, Colorado imposes a production or severance tax with respect to the production and sale of oil, natural gas, and NGLs within its jurisdiction.

Colorado also regulates drilling and operating activities by requiring, among other things, permits for new pad locations, the drilling of wells, best management practices and/or conditions of approval for operating wells, maintaining bonding requirements in order to drill or operate wells, regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the plugging and abandonment of wells. Colorado laws also govern a number of environmental, health and safety matters that may impact our drilling and operating activities, including setbacks from buildings, schools, and other occupied areas, sensitive habitats and/or disproportionately impacted (“DI”) communities, consideration of alternative locations for new wells, the handling and disposal of waste materials, haul routes, prevention of venting and flaring, mitigation of noise, lighting, visual, odor, and dust impacts, air pollutant emissions permitting, protection of certain wildlife habitat, protection of public health, safety, welfare, and environment, and evaluation of cumulative impacts.

Regulation of Transportation and Sales of Oil

Sales of oil, condensate and NGLs from producing wells are not currently regulated and are made at negotiated prices. Nevertheless, Congress could enact price controls in the future.

Our sales of crude oil are affected by the availability, terms, conditions and cost of transportation services. Transportation of oil in interstate commerce by common carrier pipelines is also subject to rate and access regulation. The Federal Energy Regulatory Commission (“FERC”) regulates the transportation in interstate commerce of crude oil, petroleum products, NGLs and other forms of liquid fuel under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on oil pipelines, including interstate pipelines that transport crude oil and refined products, be just and reasonable and non-discriminatory and that such rates and terms and conditions of service be filed with FERC.

Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates and regulations regarding access are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is materially different from how it affects operations of our competitors who are similarly situated.

The Federal Trade Commission (“FTC”) has the authority under the Federal Trade Commission Act (“FTCA”) and the Energy Independence and Security Act of 2007 (“EISA”) to regulate wholesale petroleum markets. The FTC has adopted anti-market manipulation rules, including prohibiting fraud and deceit in connection with the purchase or sale of certain petroleum products, and prohibiting omissions of material information which distort or are likely to distort market conditions for such products. In addition to other enforcement powers it has under the FTCA, the FTC can sue violators under EISA and request that a court impose fines of approximately $1,472,546 (adjusted annually for inflation) per violation per day.

Changes in FERC or state policies and regulations or laws may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate and intrastate pipelines, and we cannot predict what future action FERC or state regulatory bodies will take.

Regulation of Transportation and Sales of Natural Gas

Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated by agencies of the U.S. federal government, primarily FERC. FERC regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act of 1978 (“NGPA”) and culminated in adoption of the Natural Gas Wellhead Decontrol Act, which removed controls affecting wellhead sales of natural gas effective January 1, 1993. The transportation and sale for resale of natural gas in interstate commerce is regulated primarily under the Natural Gas Act of 1938 (“NGA”), and by regulations and orders promulgated by FERC under the NGA. In certain limited circumstances, intrastate transportation and wholesale sales of natural gas may also be affected directly or indirectly by laws enacted by Congress and by FERC regulations.

FERC issued a series of orders in 1996 and 1997 to implement its open access policies. As a result, the interstate pipelines’ traditional role as wholesalers of natural gas has been greatly reduced and replaced by a structure under which pipelines provide transportation and storage service on an open access basis to others who buy and sell natural gas. Although FERC’s orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

The federal Energy Policy Act of 2005 (“EPAct of 2005”) introduced significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EPAct of 2005 amended the NGA to add an anti-market manipulation provision that makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore, provides FERC with additional civil penalty authority. The EPAct of 2005 provided FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and increased FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,000,000 per violation per day, with such penalties adjusted regularly for inflation. For example, in January 2024, the maximum penalty increased to $1,544,521 per violation per day to account for inflation. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of the EPAct of 2005, and subsequently denied rehearing. The rules make it unlawful, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly to: (1) use or employ any device, scheme, or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering. However, it does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases, or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order 704, described below. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.

We are required to observe such anti-market manipulation laws and related regulations enforced by FERC under the EPAct of 2005 and those enforced by the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act, as amended (“CEA”), and CFTC regulations promulgated thereunder. The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce, as well as the market for financial instruments on such commodity, such as futures, options, or swaps. The CEA also prohibits knowingly delivering or causing to be delivered false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1,450,040 (adjusted annually for inflation) or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

Natural gas gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Section 1(b) of the NGA exempts natural gas gathering facilities and services from regulation by FERC as a “natural gas company” under the NGA. Although FERC has set forth a general test for determining whether facilities perform a non-jurisdictional gathering function or a jurisdictional transportation function, FERC’s determinations as to the classification of facilities are done on a case-by-case basis. To the extent that FERC issues an order that reclassifies certain jurisdictional transportation facilities as non-jurisdictional gathering facilities, and depending on the scope of that decision, our costs of delivering gas to point-of-sale locations may increase.

We believe that the natural gas pipelines in our gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company. However, the distinction between FERC-regulated transportation services and federally unregulated gathering services relies on a fact-intensive analysis that is the subject of ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC, the courts, or Congress.

State regulation of natural gas gathering facilities generally includes various safety, environmental, and, in some circumstances, nondiscriminatory-take requirements. Although nondiscriminatory-take regulation has not generally been affirmatively applied by state agencies, natural gas gathering may receive greater regulatory scrutiny in the future.

Intrastate natural gas transportation is also subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services vary from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in the state in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is materially different from how it affects operations of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

Changes in law and to FERC and/or state policies and regulations may adversely affect the availability and reliability of firm and/or interruptible transportation service on interstate pipelines and intrastate pipelines. Changes in law and to FERC and state utility commission policies and regulations also may result in increased regulation of our business and operations, and we cannot predict what future action FERC or any state utility commission will take. We do not believe, however, that any regulatory changes will affect us in a way that materially differs from the way they will affect other natural gas producers, gatherers, and marketers with which we compete.

Regulation of Environmental and Occupational Safety and Health Matters

Our operations are subject to stringent federal, state and local laws and regulations governing the occupational safety and health aspects of our operations, the discharge of materials into the environment, and protection of the environment and natural resources (including threatened and endangered species and their habitats). Numerous governmental entities, including the U.S. Environmental Protection Agency (the “EPA”) and analogous state agencies, such as the Colorado Department of Public Health and Environment (the “CDPHE”), have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring costly investigation or actions. These laws and regulations may, among other things, (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentrations of various substances that can be released into the environment or injected into formations in connection with drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas; (iv) require remedial measures to prevent or mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (v) apply specific health and safety criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from drilling and production operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the occurrence of delays or restrictions in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of our operations.

The following is a summary of the more significant existing and proposed environmental and occupational safety and health laws, as amended from time to time, to which our business operations are or may be subject, and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Handling Wastes

The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and nonhazardous solid wastes. Pursuant to rules issued by the EPA, states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and other wastes associated with the exploration, development and production of oil, natural gas and NGLs, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. In addition, in the course of our operations, we may generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils that may be regulated as hazardous wastes if such wastes have hazardous characteristics. Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose joint and several liability, without regard to fault or the legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owners or operators of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment, and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We may generate materials in the course of our operations that may be regulated as hazardous substances.

Water Discharges

The Clean Water Act (the “CWA”) and comparable state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of hazardous substances, into state waters and waters of the United States (“WOTUS”). The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for noncompliance with discharge permits or other CWA requirements and analogous state laws and regulations.

The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by permit. The EPA and the U.S. Army Corps of Engineers (the “Corps”) have issued rules attempting to clarify the federal jurisdictional reach over WOTUS since 2015, including the Navigable Waters Protection Rule during the Trump administration, rules reverting back to the 1986 WOTUS definition during the Biden administration, and rules reinstating the pre-2015 definition in January of 2023. However, in May 2023, the Supreme Court decided Sackett v. EPA, which sharply curtailed the EPA’s and Corps’ jurisdictional reach by limiting the types of wetlands that fell under WOTUS. Sackett codified the definition of WOTUS as only geographical features that are described in ordinary parlance as “streams, oceans, rivers, and lakes” and to adjacent wetlands that are “indistinguishable” from those bodies of water due to a continuous surface connection. In September 2023, EPA and the Corps published a direct-to-final rule redefining WOTUS to amend the January 2023 rule and align with the decision in Sackett. The final rule eliminated the “significant nexus” test from consideration when determining federal jurisdiction and clarified that the CWA only extends to relatively permanent bodies of water and wetlands that have a continuous surface connection with such bodies of water. The final rule is currently subject to challenges in federal district courts. As such, uncertainty remains with respect to future implementation of the rule and any resulting litigation.

The primary federal law related specifically to oil spill liability is the Oil Pollution Act of 1990 (the “OPA”), which amends and augments the oil spill provisions of the CWA and imposes certain duties and liabilities on certain “responsible parties” related to the prevention of oil spills and damages resulting from such spills in or threatening WOTUS or adjoining shorelines. For example, operators of certain oil and natural gas facilities must develop, implement and maintain facility response plans, conduct annual spill training for certain employees and provide varying degrees of financial assurance. Owners or operators of a facility, vessel or pipeline that is a source of an oil discharge or that poses the substantial threat of discharge is one type of “responsible party” who is liable. The OPA applies joint and several liability, without regard to fault, to each liable party for oil removal costs and a variety of public and private damages. Although defenses exist, they are limited. As such, a violation of the OPA has the potential to adversely affect our operations.

Subsurface Injections

In the course of our operations, we produce water in addition to natural gas, crude oil and NGLs. Water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and ultimately increase the cost of our operations. For example, in response to recent seismic events near below-ground disposal wells used for the injection of natural gas- and oil-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such disposal wells. In response to these concerns, regulators in some states have adopted, and other states are considering adopting, additional requirements related to seismic safety. These seismic events have also led to an increase in tort lawsuits filed against exploration and production companies, as well as the owners of underground injection wells. Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, may reduce our profitability.

Air Emissions

The federal Clean Air Act (the “CAA”) and comparable state laws restrict the emission of air pollutants from many sources, such as tank batteries, through air emissions standards, construction and operating permitting programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of our projects. Recently, there has been increased regulation with respect to air emissions from the oil and natural gas sector.

In June 2016, the EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s final rules include New Source Performance Standards (“NSPS”) at Subpart OOOOa to limit methane emissions from equipment and processes across the oil and natural gas source category. The rules also extend limitations on volatile organic compound (“VOC”) emissions to sources that were unregulated under the previous NSPS at Subpart OOOO. Affected methane and VOC sources include hydraulically fractured (or re-fractured) oil and natural gas well completions, fugitive emissions from well sites and compressors, and pneumatic pumps. In November 2021, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and VOC emissions from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA announced a final rule on December 2, 2023, which, among other things, requires the phase-out of routine flaring of natural gas from new oil wells and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. The regulations are subject to legal challenge and will also need to be incorporated into the states’ implementation plans, which will need to be approved by the EPA in individual rulemakings that could also be subject to legal challenge. As a result, future implementation of the standards is uncertain at this time.

The EPA also finalized separate rules under the CAA in June 2016 regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities (such as tank batteries), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment.

Regulation of GHG Emissions

In response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the CAA, including rules requiring the monitoring and annual reporting of GHG emissions from large GHG emission sources in the United States, including certain onshore and offshore natural gas, oil and NGL production sources, which include certain of our operations. The EPA in July 2023 issued a proposed rule to expand the scope of its Greenhouse Gas Reporting Program for certain petroleum and natural gas facilities. The proposed rule would make the reach of the program both broader and more granular, creating reporting obligations for a wider set of methane and other gas emissions events and requiring increased technical detail for certain other preexisting reporting obligations. The proposed rule included an intended effective date of January 1, 2025, but the final rule remains pending at this time and the final effective date remains uncertain. Should this rule go into effect without major changes, it could raise our costs of regulatory compliance.

In addition, the SEC issued a final rule in March 2024 that would mandate disclosure of climate-related risks, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. Smaller reporting companies will be required to incorporate discussion of these risks in filings beginning in fiscal year 2027 and will not be required to report GHG emissions data. Large accelerated filers and accelerated filers will be required to incorporate such discussion in fiscal years 2025 and 2026, respectively, as well as disclose Scope 1 and 2 GHG emissions, if material, in fiscal years 2026 and 2027, and provide third party attestation reports related to such emissions beginning in fiscal years 2029 and 2031. In addition, the United Nations-sponsored Paris Agreement calls for countries to set their own GHG emissions targets and be transparent about the measures each country will take to achieve its GHG emissions targets. However, the Paris Agreement does not impose any binding obligations on its participants. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. These goals were reaffirmed in November 2022 at the 27th Conference of the Parties (“COP27”) in Sharm-El Sheik. While there were limited announcements at COP27 with respect to the reduction of fossil fuel use, there were negotiations on emissions reduction targets and reduction of fossil fuel use amongst the international community, and such discussions continued at the 28th Conference of the Parties.

In addition, the Inflation Reduction Act of 2022 (the “IRA”), signed by President Biden in August 2022, provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. EPA recently issued a proposed rule to implement the waste emissions charge with a proposed effective date in 2025 for reporting year 2024 emissions.

Although it is not possible at this time to predict how new laws or regulations that may be adopted or issued to address GHG emissions would impact our business, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations, as well as delay or restrict our ability to permit GHG emissions from new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the natural gas, oil and NGLs we produce and lower the value of our reserves.

Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other extreme climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil, natural gas and NGLs from dense subsurface rock formations. We will use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process.

From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Meanwhile, the regulation of hydraulic fracturing has continued at the state level. For example, Colorado has promulgated rules that require oil and gas operators to disclose the volume of water and all chemicals used during the hydraulic fracturing process to an online registry.

In the event that a new, federal level of legal restrictions relating to the hydraulic fracturing process is adopted in areas where we operate, we may incur additional costs to comply with such federal requirements that may be significant in nature, and also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of exploration, development, or production activities.

ESA and Migratory Birds

The federal Endangered Species Act (“ESA”) and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. In June 2023, the Biden Administration announced proposed revisions concerning the procedures and criteria used for listing, reclassifying, and delisting protected species, and designating critical habitat.

The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays or limitations on our exploration and production activities, which could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.

OSHA

We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes, the purpose of which is to protect the health and safety of workers. In addition, OSHA’s hazard communication standard, the Emergency Planning and Community Right-to-Know Act, comparable state statutes and any implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens.

State Laws

Our properties located in Colorado are subject to the authority of the CECMC, as well as other state agencies. Over the past several years, the CECMC has approved new rules regarding various matters, including wellbore integrity, hydraulic fracturing, well control, waste management, spill reporting, spacing of wells and pooling of mineral interests, and an increase in potential sanctions for CECMC rule violations. We do not believe that any of these CECMC rules will affect us in a way that materially differs from the way they will affect other natural gas producers, gatherers, and marketers with which we compete.

In April 2019, Colorado Senate Bill 19-181 (SB 181) became effective, which substantially changes the state’s regulation of oil and gas exploration and production activities. SB 181 changed the CECMC’s mission from “fostering” responsible and balanced development “consistent with protection” of public health and the environment to “regulating” development “to protect” public health and the environment. SB 181 also instituted several state-wide regulatory changes, namely it: (i) changed Colorado’s statutory pooling provisions to require an applicant to own, or obtain the consent of, more than 45% of the applicable working or mineral interest, whereas previously the consent of only one mineral interest owner was required; (ii) requires that, after production is established, an applicant must pay force-pooled working or mineral interest owners a 16% royalty on oil production and a 13% royalty on gas production; (iii) changed state pre-emption law to afford local governments greater control over oil and gas siting; and (iv) initiated a comprehensive rulemaking to amend CECMC’s rules consistent with the agency’s revised mission.

Among the most significant changes under SB 181 was the aforementioned provision giving local governments greater control over facility siting and surface impacts associated with oil and gas development. Whether an applicable local government determines to implement regulatory changes is optional, but if changes are adopted, the resulting regulations may be stricter than state requirements. Further, local governments can inspect oil and gas operations and impose fines for leaks and spills. Regulation in the municipalities and areas where we operate could result in increased costs, delays in securing permits and other approvals related to our operations, and otherwise materially impact our ability to operate and drill new wells in the areas where we hold oil and gas interests.

The CECMC has adopted significant additional regulations to implement SB 181. The legislation mandated CECMC rulemaking on environmental protection, facility siting, cumulative impacts, flowlines, wells that are inactive, temporarily abandoned or shut-in, financial assurance, wellbore integrity, and application fees. In November 2022, the CECMC completed a rulemaking on flowlines and wells that are inactive, temporarily abandoned, or shut-in and completed a rulemaking on wellbore integrity in June 2020. In January 2021, the results of a major rulemaking took effect addressing a wide range of topics, including facility siting, cumulative impacts, development approvals, asset transfers, pollution standards, hearings and variances, groundwater monitoring, underground injection control and enhanced recovery wells, venting and flaring restrictions, spill reporting, cleanup responsibility, and wildlife protection. Those rules apply to permit applications pending on, or submitted after, the date the rule became effective, and generally to operations occurring on or after that date. The CECMC has also issued rules on financial assurance, application fees, and high-priority habitat. The financial assurance rule increased the amounts that operators are required to provide as a surety bond to ensure that wells will be properly plugged and abandoned at the end of their lifecycle. Most recently, the CECMC is considering a draft rulemaking regarding the cumulative impacts of oil and gas operations, including increased scrutiny on a project’s proximity to other industrial sites, residential and school areas, DI communities, and “cumulatively impacted communities.” The draft rules would also set GHG emissions intensity targets for oil and gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas. Depending on how these and any other new rules are applied and enforced, they could add substantial increases in well costs for our Colorado operations. The rules could also impact our ability to operate and extend the time necessary to obtain drilling permits, which would create substantial uncertainty about future development plans.

SB 181 also required the CDPHE, in conjunction with the Air Quality Control Commission (“AQCC”), to undertake rulemaking efforts to minimize methane emissions and emissions of other hydrocarbons, volatile organic compounds and nitrogen oxides associated with certain oil and gas facilities. The CDPHE and AQCC adopted more stringent standards for leak detection and repair inspection frequency, pipeline and compressor station inspection and maintenance frequencies, and for reducing emissions from pneumatic devices. In December 2019, the AQCC also expanded storage tank control and loadout control requirements. The legislation also grants the CDPHE and AQCC regulatory authority over a broad range of oil and gas facilities during pre-production activities, drilling, and completion.

Related Permits and Authorizations

Many environmental laws require us to obtain permits or other authorizations from state and/or federal agencies before initiating certain drilling, construction, production, operation or other activities and to maintain these permits and compliance with their requirements for ongoing operations. These permits are generally subject to protest, appeal or litigation, which can in certain cases delay or halt projects and cease production or operation of wells, pipelines and other operations.

For example, when obtaining a permit for new multi-well pads, the State of Colorado OGDP approval process may be pursued concurrently with the county approval process. Thirty days prior to the initial filing for a permit, we are required to provide notice to relevant local government authorities, proximate local governments and schools within 2,000 feet of our proposed site. Following such notice, a development plan may be filed, subject to potential requests for hearings and consultation, with such process lasting on average between 90 and 150 days. Upon approval by state authorities, a development plan will be subject to a 30-day public comment period (or 45 days in the case of a plan contemplating drilling within 2,000 feet of a DI community), with such period subject to extension at the discretion of state authorities. Upon completion of the public comment period, the CECMC Director will make a recommendation to approve, approve with conditions of approval, or deny the development plan. The CECMC will then hold a hearing to determine whether to approve, deny or stay an application 7 to 14 days after the recommendation of the CECMC Director. If the development plan is approved, drilling on the applicable pad may commence after a 60- to 90-day wellbore permitting administrative process.

Concurrent with the state approval process, the WOGLA application will be subject to approval by the Weld County Oil and Gas Energy Department. Prior to the application, a meeting hosted by Weld County will review all alternate locations within the development area attended by all other relevant state and local regulatory agencies. Following the pre-application meeting, a 30-day notice is submitted to Weld County stating a WOGLA application will be filed. Subsequently, a WOGLA application may be filed with a public intervention period occurring 20 days prior to a hearing. The hearing for WOGLA applications is scheduled for a minimum of 45 days from the date of submission. The Weld County hearings officer will hear the WOGLA applications for approval, and upon such approval, an order will be issued and a grading permit application must be filed prior to construction upon location.

Related Insurance

Once our development activities commence, we plan to maintain insurance against some risks associated with above or underground contamination that may occur as a result of these activities. However, this insurance is expected to be limited to activities at the well site and there can be no assurance that this insurance will continue to be commercially available or that this insurance will be available at premium levels that justify its purchase by us. The occurrence of a significant event that is not fully insured or indemnified against could have a materially adverse effect on our financial condition and operations.

Cryptocurrency Mining

In 2023, we generated all of our revenue through our cryptocurrency mining activities from assets we acquired in the Merger. On January 23, 2024, we closed the Crypto Sale in which we sold all of our Mining Equipment and the Atlas MSA. See “Recent Developments—Sale of Crypto Assets.” Accordingly, we currently do not expect to receive rewards in the form of cryptocurrency in the future.

Pre-Merger cryptocurrency mining activities during 2022 consisted of participation in mining pools that pooled the resources of groups of miners and split cryptocurrency rewards earned according to the “hashing” capacity each miner contributes to the mining pool. Pre-Merger, Creek Road ceased cryptocurrency mining operations in mid-2022, and reinitiated such operations upon entering into the Atlas MSA in February 2023, pursuant to which Atlas hosted, operated, and managed the Mining Equipment, and we received payment in U.S. dollars for the daily net mining revenue representing the dollar value of the cryptocurrency award generated less power and other costs. Under the Atlas MSA, we do not own, control or take custody of any Bitcoin produced by the Mining Equipment. Instead, Atlas, as service provider, retained all Bitcoin rewards, deducted a hosting service fee from the monthly total mined currency produced by our miners and remitted the net proceeds of the mined currency to us in cash. The Merger was accounted for as a reverse asset acquisition; as a result, our cryptocurrency mining operations are reported as commencing on May 3, 2023, concurrent with the Merger, and prior revenues and expenses of Creek Road related to cryptocurrency mining activities are not presented in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the accompanying financial statements.

Factors Affecting Profitability

Our cryptocurrency business was heavily dependent on the market price of Bitcoin. In addition to the market price of Bitcoin, the price of electricity can impact the profitability of Bitcoin mining operations. The pre-Merger cryptocurrency mining operations used special cryptocurrency mining computers to solve complex cryptographic algorithms to support the Bitcoin blockchain and, in return, received Bitcoin as our reward through the third quarter of 2022. When cryptocurrency operations were re-initiated in 2023 under the Atlas MSA, we received the dollar value of Bitcoin produced net of costs as our revenue.

In February 2023 and as described below, Creek Road entered into the Atlas MSA. Through this contract, Creek Road sought to normalize its mining costs and agreed to pay Atlas a flat fee of $20.00 per miner to cover set-up costs and thereafter pay a monthly fee to Atlas for the quantity of electricity consumed by the miners at a rate of $0.08 per kWh. As such and upon the consummation of the Merger, the Company’s per unit cost of electricity is fixed through the term of the contract which expires on March 2, 2025. However, the cost that Atlas is required to pay its electricity provider may not be fixed and could be greater than $0.08 per kWh or $80 per MW. In such cases, it can and did shut down the Company’s miners thereby reducing both our ability to earn revenue and our electricity costs. During the year ended December 31, 2023 there were six full days whereby Atlas shut down miners due to its cost of electricity.

As of December 31, 2023, approximately $12 million has been invested to acquire our miners. Creek Road paid for these miners in cash. Our mining equipment is expected to have a useful life of 2 to 5 years and depreciation of $983,788 was recognized with respect to our mining equipment for the year ended December 31, 2023. For the year ended December 31, 2023, we estimate that sunk costs, depreciation of existing equipment or replacement costs were $20,899 per Bitcoin based upon our depreciation expense in each period.

For the year ended December 31, 2023, our cash operating cost was $11,392 per Bitcoin. Our Bitcoin mining operations were profitable on a cash basis due to the price of Bitcoin far exceeding our “shutdown Bitcoin price.”

A breakeven analysis of the Company’s Bitcoin mining operations in terms of one Bitcoin for the year ended December 31, 2023 and key inputs for our breakeven forecast follows:

Average Year Ended December 31, 2023(1)
Bitcoin price	$32,838
Power cost per Bitcoin	(11,392)
Cash operating margin per Bitcoin	21,446
Hardware cost per Bitcoin	(20,899)
Total operating margin per Bitcoin	$547
Key inputs to power cost:
Approximate average network hash rate (EH/s)	490.0
Average energy consumption per miner (watts) (2)	3,112
Electricity cost ($ per kWh)	$0.08
Approximate average energy consumption per Bitcoin (kWh)	142,402

(1)	Calculated based on a daily average from May 3, 2023, the closing date of the Merger, to December 31, 2023.
(2)	This value represents the weighted average energy consumption per miner. This is a rated value as measured by the manufacturer of our miners, Bitmain.

Our electricity costs are determined by multiplying the price per kWh by the number of hours in the month by the metered rated power consumption of our miners hosted by Atlas. The more miners we have hosted by Atlas, the higher our electricity costs in total are. Conversely, when the price of electricity rises to the point where Atlas shuts off our miners, we experience lower electricity costs. The daily cost of electricity under the Atlas MSA ranged from a low of $7,606 per Bitcoin to a high of $34,123 per Bitcoin for the year ended December 31, 2023.

The average trading price of Bitcoin under the Atlas contract was $32,838 for the year ended December 31, 2023. Our cash costs under the Atlas contract averaged $11,392 per Bitcoin in this period and was solely from the power cost of $0.08 per kWh. On average, our miners used 142,402 kWh to mine one Bitcoin during this period. There were no set-up or other costs under the Atlas MSA incurred during these periods. This resulted in an average cash operating margin of $21,446 per Bitcoin for the year ended December 31, 2023. As a result, the Company’s average cash breakeven cost to mine one Bitcoin was equal to $11,392 per Bitcoin for the year ended December 31, 2023. When including the cost of hardware, the Company’s total costs to mine one Bitcoin was $32,291 and resulted in a total operating margin of $547 per Bitcoin for the year ended December 31, 2023.

In 2023, industry-wide developments, including the industry-wide fallout from the recent Chapter 11 bankruptcy filings of cryptocurrency exchange FTX (including its affiliated hedge fund Alameda Research), crypto hedge fund Three Arrows, crypto miners Compute North and Core Scientific and crypto lenders Celsius Network, Voyager Digital and BlockFi, as well as legal action taken by the SEC against Coinbase, Binance and Sam Bankman-Fried, are beyond our control. We were not directly affected by these recent incidents, as we did not have any counterparty credit exposure to the above-mentioned firms. We do not believe that our share price was adversely affected by such incidents since June 30, 2023, but likely was adversely impacted in 2022 and the first half of 2023. The Company has no exposure to any of the cryptocurrency market participants that filed for Chapter 11 bankruptcy or any other counterparties, customers, custodians or other participants in crypto asset markets, or who are known to have experienced excessive redemptions, suspended redemptions, withdrawals of crypto assets or have crypto assets of their customers unaccounted for or material corporate compliance failures; and the Company does not have any assets, material or otherwise, that may not be recovered due to these bankruptcies or excessive or suspended redemptions. However, due to the ongoing instability, volatility and lack of confidence in cryptocurrency mining and markets, the Company found it increasingly difficult to obtain the financing necessary to execute its growth plan. In January 2024, the Company identified the Central Weld Assets as a unique opportunity to add producing oil and gas assets to its asset base and expand its reserves. However, given the increased scrutiny on cryptocurrency activities, the Company was unable to secure a financing source for the NRO Acquisition while retaining the Mining Equipment and operations. Consequently, the Company determined that it was in its best interests to divest its Mining Equipment and focus its attention solely on its oil and gas assets.

On January 23, 2024, we closed the Crypto Sale in which we sold all of our Mining Equipment and the Atlas MSA. Following the Crypto Sale, our exposure to the market prices of cryptocurrencies is limited to the ability of the Crypto Purchaser to pay the deferred purchase price pursuant to the Crypto Divestiture Agreement. See “—Recent Developments—Sale of Crypto Assets,” “Risk Factors—We may not realize the full benefit of the Crypto Sale for a variety of reasons, including the inability of the Crypto Purchaser to pay the Deferred Purchase Price due to a decrease in the price of Bitcoin or the actions of third parties” and the Crypto Divestiture Agreement, filed as Exhibit 2.3 to this Annual Report.

Master Services Agreement – Atlas

On March 2, 2023, the Company entered into the Atlas MSA, pursuant to which Atlas provided the Company with cryptocurrency mining services for the Company’s cryptocurrency miners. In January 2024, pursuant to the Crypto Divestiture Agreement, we assigned, and the Crypto Purchaser assumed, all of the Company’s rights and obligations under the Atlas MSA.

Intellectual Property

We do not currently own any intellectual property.

Employees

As of December 31, 2023, we employed 11 full-time employees. We have never experienced a work stoppage, and believe we maintain positive relationships with our employees.

Offices

As of December 31, 2023, we have leased office space in Houston, Texas, where our principal offices are located, and in Denver, Colorado.

Available Information, Website and Availability of Public Filings

Our principal executive offices are located at 602 Sawyer Street, Suite 710, Houston Texas 77007. We also maintain an office in Denver, Colorado. Our website is located at www.prairieopco.com.

We furnish or file our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports and other documents with the SEC under the Exchange Act. The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. We also make these documents available free of charge at www.prairieopco.com under the “Investor Relations” link as soon as reasonably practicable after they are filed or furnished with the SEC.

Information on our website is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC and is not a part of them.

Our common stock is listed and traded on The Nasdaq Stock Market under the symbol “PROP.”

Item 1A. Risk Factors

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein and the risks set forth in other filings we make with the SEC from time to time, together with other information in this Annual Report. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to E&P Assets

The Genesis Assets currently have no producing properties and there is no assurance that we will be able to successfully drill producing wells. If the Genesis Assets are not commercially productive of crude oil or natural gas, any funds spent on exploration and production may be lost.

All of the Genesis Assets are in the pre-production stage and there is no assurance that we will be able to obtain the requisite permits to begin drilling or successfully drill producing wells. The Genesis Assets are not currently connected to the electrical grid or transportation, nor have we engaged service providers or contractors, necessary for the productive development of the assets and there is no assurance that we will be able to obtain the electrification, transportation or services necessary at economic costs, if at all. We are dependent on establishing sufficient reserves at the Genesis Assets for additional cash flow and a return of our investment. If the Genesis Assets are not economic, all of the funds that we have invested, or will invest, will be lost. In addition, the failure of the Genesis Assets to produce commercially may make it more difficult for us to raise additional funds in the form of additional sale of our equity securities or working interests in other property in which we may acquire an interest.

The Central Weld Assets currently have both producing and undeveloped properties and there is no assurance that we will be able to further develop and exploit the producing properties or successfully drill producing wells after closing the NRO Acquisition. If we are unable to further develop and exploit the producing properties or drill producing wells, any funds spent on the NRO Acquisition or in the exploration, development and production of the Central Weld Assets may be lost.

Certain of the Central Weld Assets are producing, permitted properties and certain of the Central Weld Assets are undeveloped. Even if we are able to successfully close the NRO Acquisition, there is no assurance that we will be able to further develop and exploit the producing properties or successfully drill producing wells of the undeveloped properties, and we will be dependent on further developing, exploiting and establishing sufficient reserves at the Central Weld Assets for additional cash flow and a return of our investment. If we are unable to further develop or exploit the Central Weld Assets or if the Central Weld Assets are not economic, all of the funds that we have invested, or will invest, will be lost. In addition, the failure of the Central Weld Assets to further produce commercially may make it more difficult for us to raise additional funds in the form of additional sale of our equity securities or working interests in other property in which we may acquire an interest.

The development of our estimated PUDs and estimated possible undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated PUDs and estimated possible undeveloped reserves may not ultimately be developed or produced.

All of the reserves attributable to the Genesis Assets are undeveloped and all reserves associated therewith, other than in respect of the Genesis Bolt-on Assets that were acquired in February 2024, are classified as possible reserves. Development of proved undeveloped reserves and possible undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves and those that we may ultimately acquire in the NRO Acquisition, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated PUDs, possible undeveloped reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could require us to reclassify our PUDs as unproved reserves.

The Company has no history of drilling producing oil and gas wells and there can be no assurance that we will successfully establish oil and gas operations or profitably produce oil, natural gas or NGLs.

The Company has not successfully drilled a producing oil and gas well nor successfully produced hydrocarbons, and we have no ongoing drilling operations or revenues from drilling operations. Oil and gas exploration and production has a high degree of risk. The future development of a significant portion of our properties will require obtaining permits and financing. As a result, we are subject to all of the risks associated with establishing new drilling operations and business enterprises, including, among others:

●	the need to obtain necessary environmental and other governmental approvals and permits, the timing and conditions of those approvals and permits, and litigation concerning those approvals and permits;

●	the availability and cost of funds to finance the drilling and development of our properties;

●	the timing and cost, which can be considerable, of the supporting infrastructure to our oil and gas drilling operations;

●	the ability to obtain midstream offtake capacity for our future oil and gas production;

●	drainage resulting from the development of offsetting properties from other operators in the area;

●	commodity prices and our ability to find suitable customers for our future production;

●	inflation and potential increases in costs of labor, power, supplies, services and other support; and

●	the availability of skilled labor and equipment to support our drilling operations.

There is no assurance that our drilling activities will result in the successful production of oil, natural gas or NGLs. Moreover, there is no assurance that even if we are able to successfully produce oil, natural gas or NGLs that such production would be economical for commercial production. Oil and gas production is dependent upon a number of factors and significantly influenced by the technical skill of our operations personnel involved. The commercial viability of our possible future production is also dependent upon a number of factors which are beyond our control, including the quality of our oil, natural gas and NGLs, commodity prices, government policies and regulation, and environmental protection requirements. There is no certainty that the expenditures that have been made and may be made in the future by the Company related to the acquisition and development of our properties will result in commercially viable production and the Company’s past and future expenditures may be partially or entirely lost.

Since we have no operating history related to the exploration and production of oil and gas assets, investors have no basis to evaluate our ability to operate profitably as an E&P business.

We have not generated any revenue in the exploration and production of oil and gas assets to date which, following the Crypto Sale, is our sole business segment. We face many of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and competition. There is no assurance that our business will be successful or that we can ever operate profitably. We may not be able to effectively manage the demands required of a new business, such that we may be unable to implement our business plan or achieve profitability.

Oil, natural gas and NGLs prices are highly volatile. An extended decline in commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

Following the acquisition and development of our existing and future E&P assets, our revenues, profitability and cash flows will depend upon the prices for oil, natural gas and NGLs. The prices we may receive for oil, natural gas and NGLs production are volatile and a decrease in prices can materially and adversely affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms. Changes in oil, natural gas and NGLs prices have a significant impact on the amount of oil, natural gas and NGLs that we can produce economically, the value of our reserves and on our cash flows. Historically, world-wide oil, natural gas and NGLs prices and markets have been subject to significant change and may continue to change in the future. During the year ended December 31, 2023, the average West Texas Intermediate (“WTI”) spot price was $77.58, as compared to an average price of $94.90 for the year ended December 31, 2022 and $68.16 for the year ended December 31, 2021. The average Henry Hub natural gas spot price during the year ended December 31, 2023, was $2.54 as compared to an average of $6.42 for the year ended December 31, 2022 and $3.60 for the year ended December 31, 2021.

Prices for oil, natural gas and NGLs may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

●	the domestic and foreign supply of and demand for oil, natural gas and NGLs;

●	the price and quantity of foreign imports of oil, natural gas and NGLs;

●	the ability of and actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) and other oil-producing nations in connection with their arrangements to maintain oil prices and production controls;

●	political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage;

●	the proximity of our production to and capacity of oil, natural gas and NGLs pipelines and other transportation and storage facilities;

●	the level of consumer product demand;

●	the value of the dollar relative to the currencies of other countries;

●	the impact of energy consumption, supply, and conservation policies and activities by governmental authorities, international agreements, and non-governmental organizations to limit, restrict, suspend or prohibit the performance or financing of oil, natural gas and NGLs exploration, production, development or marketing activities;

●	U.S. and non-U.S. governmental regulations, including environmental initiatives and taxation;

●	overall domestic and global economic conditions;

●	the impact on worldwide economic activity of an epidemic, outbreak or other public health events;

●	the price and availability of alternative fuels;

●	technological advances affecting energy consumption, energy conservation and energy supply;

●	stockholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil, natural gas and NGLs to minimize emissions of carbon dioxide, a greenhouse gas; and

●	weather conditions.

Our plan to develop and operate our existing and future E&P assets will require substantial additional capital, which we may be unable to raise on acceptable terms or at all in the future.

While we currently expect to develop and operate our existing and future E&P assets utilizing cash flow from operations, we may be unable to do so. Obtaining permits and approvals, seismic data, as well as exploration, development and production activities entail considerable costs, and, to the extent we are unable to fund such costs utilizing cash flow from operations, we may need to raise substantial additional capital, through future private or public equity offerings, strategic alliances or other alternative arrangements.

Our future capital requirements will depend on many factors, including:

●	the scope, rate of progress and cost of our exploration, appraisal, development and production activities;

●	oil and natural gas prices;

●	our ability to obtain the requisite permits and approvals to begin drilling, and potential litigation related to obtaining such permits and approvals;

●	our ability to locate and acquire hydrocarbon reserves;

●	our ability to produce oil or natural gas from those reserves;

●	the terms and timing of any drilling and other production-related arrangements that we may enter into;

●	the cost and timing of governmental approvals and/or concessions; and

●	the effects of competition by larger companies operating in the oil and gas industry.

If we raise additional capital through equity financing, the ownership percentage of our existing stockholders would be diluted, and new investors may demand rights, preferences or privileges senior to those of existing stockholders. While we do not intend to finance our operations by relying on debt financing, if we were to raise additional capital through debt financing, the financing may involve covenants that restrict our business activities. If we are not successful in raising additional capital, we may be unable to continue our future exploration, development and production activities.

We intend to enter into hedging arrangements as we grow our production and therefore we will be exposed to fluctuations in the price of oil, natural gas and NGLs and will be affected by continuing and prolonged declines in such prices. Any future hedging activities we may engage in may result in financial losses or could reduce our income.

Oil, natural gas, and NGL prices are volatile. We intend, in the future, to hedge a significant portion of oil and natural gas production to reduce our exposure to adverse fluctuations in these prices. We are currently not hedged and therefore are exposed to price volatility once we have oil, natural gas and NGL production and may be subject to significant reduction in prices, which would have a material negative impact on our results of operations. In the future, we intend to enter into derivative arrangements for a portion of our oil, natural gas, and NGL production, including swaps, collars and other instruments. Derivative arrangements would expose us to the risk of financial loss in some circumstances, including when: (i) production is less than the volume covered by the derivative instruments; (ii) the counterparty to the derivative instrument defaults on its contract obligations; or (iii) there is an increase in the differential between the underlying price in the derivative instrument and actual prices received. These types of derivative arrangements may limit the benefit we would receive from increases in the prices for oil and natural gas and may expose us to cash margin requirements. If oil, natural gas and NGL prices upon settlement of derivative swap contracts exceed the price at which commodities have been hedged, we will be obligated to make cash payments to counterparties, which could, in certain circumstances, be significant.

Drilling for and producing oil and gas wells is a high-risk activity with many uncertainties that could adversely affect our business, financial condition or results of operations.

Drilling oil and gas wells, including development wells, involves numerous risks, including the risk that we may not encounter commercially productive oil, natural gas and NGLs reserves (including “dry holes”). We must incur significant expenditures to drill and complete wells, the costs of which are often uncertain. It is possible that we will make substantial expenditures on drilling and not discover reserves in commercially viable quantities. Specifically, we often are uncertain as to the future cost or timing of drilling, completing and operating wells, and our drilling operations and those of our third-party operators may be curtailed, delayed or canceled. The cost of our drilling, completing and operating wells may increase and our results of operations and cash flows from such operations may be impacted, as a result of a variety of factors, including:

●	unexpected drilling conditions;

●	title problems;

●	pressure or irregularities in formations;

●	worker protection and workplace safety, including equipment failures or accidents;

●	adverse weather conditions, such as winter storms and flooding, and changes in weather patterns including due to climate change;

●	compliance with, or changes in, environmental laws and regulations relating to climate change, air emissions, hydraulic fracturing and disposal of produced water, drilling fluids and other wastes, laws and regulations imposing conditions and restrictions on drilling and completion operations, including as related to induced seismicity, and other laws and regulations, such as tax laws and regulations;

●	the availability and timely issuance of required governmental permits, approvals and licenses, or litigation concerning such permits, approvals and licenses;

●	the availability of, costs associated with and terms of contractual arrangements for properties, including mineral licenses and leases, pipelines, rail cars, crude oil hauling trucks and qualified drivers and related services, facilities and equipment to gather, process, compress, store, transport and market crude oil, natural gas and related commodities;

●	compliance with environmental and other regulatory requirements; and

●	environmental hazards, such as natural gas leaks, oil and produced water spills, pipeline or tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the air, surface and subsurface environment.

A failure to recover our investment in any E&P assets, increases in the costs of our drilling operations or those of third-party operators, and/or curtailments, delays or cancellations of our drilling operations or those of our third-party operators in each case due to any of the above factors or other factors, may materially and adversely affect our business, financial condition and results of operations.

We intend to pursue the development of our properties in the DJ Basin through horizontal drilling and completion. Horizontal development operations can be more operationally challenging and costly relative to vertical drilling operations.

Horizontal drilling is generally more complex and more expensive on a per well basis than vertical drilling. As a result, there is greater risk associated with a horizontal well program. Risks associated with our horizontal drilling program include, but are not limited to, the following, any of which could materially and adversely impact the success of our horizontal drilling program and, thus, our cash flows and results of operations:

●	successfully drilling and maintaining the wellbore to planned total depth;

●	landing our wellbore in the desired hydrocarbon reservoir;

●	effectively controlling the level of pressure flowing from particular wells;

●	staying in the desired hydrocarbon reservoir while drilling horizontally through the formation;

●	running our casing through the entire length of the wellbore;

●	running tools and equipment consistently through the horizontal wellbore;

●	successful design and execution of the fracture stimulation process;

●	preventing downhole communications with other wells, or, in the alternative, disruption from non-simultaneous operations;

●	successfully cleaning out the wellbore after completion of the final fracture stimulation stage; and

●	designing and maintaining efficient forms of artificial lift throughout the life of the well.

Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems, limited takeaway capacity, or depressed natural gas and oil prices, the return on our investment in these areas may not be as attractive as anticipated. Further, as a result of any of these developments, we could incur material impairments of our oil and gas properties and the value of our undeveloped acreage could decline in the future.

Multi-well pad drilling and project development may result in volatility in our operating results.

We intend to utilize, and NRO has historically utilized, multi-well pad drilling and project development where practical. Project development may involve more than one multi-well pad being drilled and completed at one time in a relatively confined area. Wells drilled on a pad or in a project may not be brought into production until all wells on the pad or project are drilled and completed. Problems affecting one pad or a single well could adversely affect production from all of the wells on the pad or in the entire project. As a result, multi-well pad drilling and project development can cause delays in the scheduled commencement of production, or interruptions in ongoing production. These delays or interruptions may cause declines or volatility in our operating results due to timing as well as declines in oil and natural gas prices. Further, any delay, reduction or curtailment of our development and producing operations, due to operational delays caused by multi-well pad drilling or project development, or otherwise, could result in the loss of acreage through lease expirations.

Additionally, infrastructure expansion, including more complex facilities and takeaway capacity, could become challenging in project development areas. Managing capital expenditures for infrastructure expansion could cause economic constraints when considering design capacity.

Drilling locations that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our potential drilling locations are in various stages of evaluation, ranging from a location that is ready to drill to a location that will require substantial additional evaluation. There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. Prior to drilling, the use of 2-D and 3-D seismic technologies, various other technologies, and the study of producing fields in the same area will still not enable us to know conclusively whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. In addition, the use of 2-D or 3-D seismic data and other technologies requires greater pre-drilling expenditures than traditional drilling strategies, and we could incur greater drilling and testing expenses as a result of such expenditures which may result in reduction in our returns or increase our losses. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, resulting in a reduction in production from the well or abandonment of the well. If we drill any dry holes in our current or future drilling locations, our profitability and the value of our properties will likely be reduced. We cannot assure you that the analogies we draw from available data from other wells, more fully explored locations, or producing fields will be applicable to our drilling locations. Further initial production rates reported by us or other operators may not be indicative of future or long-term production rates. In sum, the cost of drilling, completing, and operating any well is often uncertain, and new wells may not be productive.

Certain of the undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.

The terms of our oil and gas leases often stipulate that the lease will terminate if not held by production, rentals, or otherwise some form of an extension payment to extend the term of the lease. If production in paying quantities is not established on units containing leases during the next year, then approximately 6,598 net acres of our Initial Genesis Assets will expire in 2024, approximately 2,567 net acres of our Initial Genesis Assets will expire in 2025 and approximately 14,320 net acres of our Genesis Assets will expire in 2026 and thereafter. While some expiring leases may contain predetermined extension payments, other expiring leases will require us to negotiate new leases at the time of lease expiration. Further, existing leases which are currently held by production may unexpectedly encounter operational, political, regulatory, or litigation challenges which could result in their termination. It is possible that market conditions at the time of negotiation could require us to agree to new leases on less favorable terms to us than the terms of the expired leases or cause us to lose the leases entirely. If our leases expire, we will lose our right to develop the related properties.

Our future results of operations are highly dependent on our ability to find, develop or acquire additional reserves.

Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless we conduct successful ongoing exploration and development activities or continually acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Our future reserves and production, and therefore our future cash flow and results of operations, are highly dependent on our success in efficiently developing our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find, or acquire sufficient additional reserves to replace our current and future production. If we are unable to replace our current and future production, the value of our reserves will decrease, and our business, financial condition, and results of operations would be materially and adversely affected.

Our estimated oil, natural gas and NGLs reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in the reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.

Numerous uncertainties are inherent in estimating quantities of oil, natural gas and NGLs reserves. The process of estimating oil, natural gas and NGLs reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, including assumptions regarding future oil, natural gas and NGLs prices, subsurface characterization, production levels and operating and development costs. Our estimates of possible reserves for the Initial Genesis Assets as of December 31, 2023 were prepared by CG&A. CG&A conducted a detailed review of the Initial Genesis Assets for the period covered by its reserve report using information provided by us.

Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. As a result of the uncertainties, estimated quantities of oil, natural gas and NGLs reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas and NGLs attributable to any particular group of properties, the classifications of reserves based on risk of non-recovery and estimates of future net cash flows. As of December 31, 2023 all of our reported reserves and associated future cash flows are deemed possible. Estimates of possible reserves, and the future cash flows related to such estimates, are also inherently imprecise and are more uncertain than estimates of proved and probable reserves, respectively, and the respective future cash flows related to such estimates, but have not been adjusted for risk due to that uncertainty. Because of such uncertainty, estimates of possible reserves, and the future cash flows related to such estimates, may not be comparable to estimates of proved and probable reserves, respectively, and the respective future cash flows related to such estimates, and should not be summed arithmetically with estimates of either proved or probable reserves, respectively, and the respective future cash flows related to such estimates.

When producing an estimate of the amount of oil, natural gas and NGLs that is recoverable from a particular reservoir, an estimated quantity of possible reserves is an estimate that might be achieved, but only under more favorable circumstances than are likely. Estimates of possible reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes and other factors. When deterministic methods are used, the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves. Possible reserves may be assigned to areas of a reservoir adjacent to probable reserve where data control and interpretations of available data are progressively less certain. Frequently, this will be in areas where geoscience and engineering data are unable to define clearly the area and vertical limits of commercial production from the reservoir. Possible reserves also include incremental quantities associated with a greater percentage of recovery of the hydrocarbons in place than the recovery quantities assumed for probable reserves. Possible reserves may be assigned where geoscience and engineering data identify directly adjacent portions of a reservoir within the same accumulation that may be separated from proved areas by faults with displacement less than formation thickness or other geological discontinuities and that have not been penetrated by a wellbore, and we believe that such adjacent portions are in communication with the known (proved) reservoir. Possible reserves may be assigned to areas that are structurally higher or lower than the proved area if these areas are in communication with the proved reservoir.

To market our oil and natural gas production, we are dependent upon obtaining access to midstream infrastructure, including truck transportation, pipelines, transmission and/or storage and processing facilities. If we are unable to obtain such access on commercially reasonable terms or at all, we would be unable to market and sell our production and our business and financial position would be materially and adversely affected.

The marketing of oil and natural gas production depends in large part on the availability, proximity and capacity of pipelines and storage facilities, gathering systems and other transportation, processing, fractionation, refining and export facilities, as well as the existence of adequate markets. Transportation space on the gathering systems and pipelines we utilize is occasionally limited or unavailable due to repairs or improvements to facilities or due to space being utilized by other companies that have priority transportation agreements. Additionally, new fields may require the construction of gathering systems and other transportation facilities. These facilities may require us to spend significant capital that would otherwise be spent on drilling. We rely, and expect to rely in the future, on facilities developed and owned by third parties in order to store, process, transmit and sell our production. Our plans to develop and sell our reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient facilities and services to us on commercially reasonable terms or otherwise. If these facilities are unavailable to us on commercially reasonable terms or otherwise, we could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons. The availability of markets is beyond our control. If market factors dramatically change, the impact on our revenues could be substantial and could materially and adversely affect our ability to produce and market oil and natural gas.

Our access to transportation options can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. The interstate transportation and sale for resale of natural gas are subject to federal regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters, primarily by FERC. Federal and state regulations govern the price and terms for access to natural gas pipeline transportation. FERC’s regulations for interstate natural gas transmission in some circumstances may also affect the intrastate transportation of natural gas. FERC regulates the rates, terms and conditions applicable to the interstate transportation of natural gas by pipelines under the NGA as well as under Section 311 of the NGPA. Since 1985, FERC has implemented regulations intended to increase competition within the natural gas industry by making natural gas transportation more accessible to natural gas buyers and sellers on an open-access, nondiscriminatory basis.

Our sales of oil and NGLs are also affected by the availability, terms and costs of transportation. The rates, terms, and conditions applicable to the interstate transportation of oil and NGLs by pipelines are regulated by FERC under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil and NGL pipelines to fulfill the requirements of Title XVIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil and NGL pipeline rates. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any materially different way than such regulation will affect the operations of our competitors.

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

As an alternative to pipeline transportation, any transportation of our crude oil and NGLs by rail will also be subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and the Federal Railroad Administration (“FRA”) of the Department of Transportation under the Hazardous Materials Regulations at 49 CFR Parts 171-180, including Emergency Orders by the FRA and new regulations being proposed by the PHMSA, arising due to the consequences of train accidents and the increase in the rail transportation of flammable liquids.

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

Our exploration, production and development activities are subject to extensive federal, state, and local government regulations, which may change from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds and other financial assurance, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas from wells below actual production capacity in order to conserve supplies of oil and natural gas. These laws and regulations may affect the costs, manner, and feasibility of our operations by, among other things, requiring us to make significant expenditures in order to comply and restricting the areas available for oil and gas production. Failure to comply with these laws and regulations may result in substantial liabilities to third-parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations, could have a material adverse effect on us, such as by imposing, penalties, fines and/or fees, taxes and tariffs on carbon that could have the effect of raising prices to the end user and thereby reducing the demand for our products.

All of our E&P assets are located in the DJ Basin, making us vulnerable to risks associated with operating primarily in a single geographic area.

All of our current E&P assets are located in the DJ Basin in Colorado. Because our assets are not as diversified geographically as many of our competitors, the success of our operations and our profitability may be disproportionately exposed to the effect of any regional events, including natural disasters, government regulations and midstream interruptions. For example, bottlenecks in processing and transportation have occurred in some recent periods in the Wattenberg Field in the DJ Basin and these adverse effects may be disproportionately severe to us compared to our more geographically diverse competitors. Similarly, the concentration of our assets within a small number of formations exposes us to risks, such as changes in field-wide rules that could adversely affect development activities or production relating to those formations. Such an event could have a material adverse effect on our results of operations and financial condition. In addition, the demand for, and cost of, drilling rigs, equipment, supplies, chemicals, personnel and oilfield services often increase as a result of numerous factors including increases in exploration and production activity, supply chain problems, and labor shortages. Any shortages or increased costs could delay or adversely affect our development and exploration operations or cause us to incur significant expenditures that are not provided for in our capital forecast, which could have a material adverse effect on our business, financial condition or results of operations. All of the producing properties and reserves included in the Central Weld Assets are located in the DJ Basin. As a result, the transaction increases the risks we face with respect to the geographic concentration of our properties.

In addition, seasonal weather conditions and natural disasters could severely disrupt normal operations and harm our business. During periods of heavy snow, ice, wind or rain, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues, or we could suffer weather-related damage to our facilities and equipment, resulting in delays in operations. Our exploration activities may also be affected during such periods of adverse weather conditions. Additionally, extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. As a result, a natural disaster or inclement weather conditions could severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations.

Moreover, climate change may result in various physical risks, such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns, that could adversely impact our operations. Such physical risks may result in damage to our facilities or otherwise adversely impact our operations, such as if facilities are subject to water use curtailments in response to drought, or demand for our products, such as to the extent warmer winters reduce the demand for energy for heating purposes, which may ultimately reduce demand for the products we provide. Such physical risks may also impact our suppliers, which may adversely affect our ability to provide our products. Extreme weather conditions can interfere with our operations and increase our costs, and damage resulting from extreme weather may not be fully insured.

Our operations will be subject to federal, state and local laws and regulations related to environmental and natural resources protection and occupational health and safety, which may expose us to significant costs and liabilities and result in increased costs and additional operating restrictions or delays.

Our oil, natural gas and NGLs exploration, production and development operations will be subject to stringent federal, state, local and other applicable laws and regulations governing worker health and safety, the release or disposal of materials into the environment or otherwise relating to environmental protection. Numerous governmental entities, including the EPA, the U.S. Occupational Safety and Health Administration, and analogous state agencies, including the CDPHE and the CECMC, have the power to enforce compliance with these laws and regulations. These laws and regulations may, among other things, require the acquisition of permits to conduct drilling; govern the amounts and types of substances that may be released into the environment; limit or prohibit construction or drilling activities in environmentally-sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions; impose obligations to reclaim and abandon well sites and pits; impose seasonal limitations on our ability to conduct operations due to wildlife migration patterns or other similar concerns; and impose specific criteria addressing worker protection. Compliance with such laws and regulations may impact our operations and production, require us to install new or modified emission controls on equipment or processes, incur longer permitting timelines, restrict the areas in which some or all operational activities may be conducted, and incur significantly increased capital or operating expenditures, which costs may be significant. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.

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

Certain interest groups generally opposed to the development of oil and gas, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives aimed at significantly limiting or preventing the development of oil and gas. For example, following the failure of several ballot initiatives to restrict oil and gas development, Colorado passed a law in April 2019 (Senate Bill 19-181) that, among other things, changes the mission of the CECMC from fostering oil and gas development to instead focus on environmental protection, directs the CECMC and various state agencies to consider new rules imposing stricter environmental controls on the oil and gas industry, and provides local governments with the authority to promulgate their own regulations on oil and gas development. Pursuant to this statutory change, the CECMC has issued new rules relating to the agency’s new mission—formerly “fostering” oil and gas development, now “regulating” it—including, among other things, increasing oil and gas setbacks to a minimum of 2,000 feet from schools and childcare facilities, prohibiting routine venting and flaring, and increasing wildlife protections. Additional rules will also address cumulative impacts through a new state regulatory program and will completely revise state permitting procedures. In May 2023, Colorado passed a law (House Bill 1294) that requires the CECMC to promulgate rules addressing cumulative impacts of oil and gas operations by April 28, 2024. CECMC is currently assessing draft rules pursuant to this law, which, if finalized as proposed, would require regulators to consider cumulative impacts of oil and gas operations in permitting decisions and increase scrutiny on the project’s proximity to other industrial sites, residential areas and school areas, DI communities, and “cumulatively impacted communities.” The draft rules would also set GHG emissions intensity targets for oil and gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas. While the ultimate impact of the new Colorado laws and related rules is currently unknown, these laws or passage or enactment of other similar legislation could have a material adverse effect on our operations in Colorado.

The general trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be materially different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects.

Our oil and gas exploration, production, and development activities may be subject to a series of risks related to climate change and energy transition initiatives.

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. President Biden has identified addressing climate change as a priority under his administration and has issued, and may continue to issue, executive orders related to that goal. For example, in January 2024, the Biden administration announced a temporary pause on the U.S. Department of Energy’s (“DOE”) review of pending applications for authorization to export LNG to countries that have not entered into free trade agreements (“FTAs”) with the United States (so-called non-FTA countries) until the DOE updates its underlying analyses for such authorizations using more current data to account for considerations like potential energy cost increases for consumers and manufacturers or the latest assessment of the impact of GHG emissions. While this pause may not directly impact our exploration, production and development activities, it may affect the demand for our products, which could have a material adverse effect on our business and financial position.

Also at the federal level, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. In December 2023 the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rules are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to the EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial.

In addition, the U.S. Congress may continue to consider and pass legislation related to the reduction of GHG emissions, including methane and carbon dioxide. For example, the IRA, which appropriates significant federal funding for renewable energy initiatives and, for the first time ever, imposes a fee on GHG emissions from certain facilities, was signed into law in August 2022. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. In January 2024, the EPA issued a proposed rule to implement the waste emissions charge with a proposed effective date in 2025 for reporting year 2024 emissions. The methane charge and the incentives for renewable energy infrastructure development could impose additional costs on our operations and further accelerate the transition of the economy away from the use of oil and natural gas towards lower- or zero-carbon emissions alternatives. Furthermore, on March 6, 2024, the SEC finalized a rule requiring the reporting of climate-related risks and financial impacts, as well as GHG emissions for larger companies. Compliance dates under the final rule are phased in by registrant category. Smaller reporting companies will be required to incorporate climate-related disclosures into their filings beginning in fiscal year 2027. Accelerated filers will be required to incorporate the disclosures in fiscal year 2026, as well as disclosure of Scope 1 and 2 GHG emissions, if material, in fiscal year 2028, and limited assurance attestation reports related to the same by fiscal year 2031. Large accelerated filers will be required to incorporate the disclosures in fiscal year 2025, with Scope 1 and 2 GHG emissions disclosures, if material, in fiscal year 2026, and attestation reports by fiscal year 2029. While we are still assessing our obligations under the rule, complying with such obligations may result in increased costs.

States have also implemented or are considering implementing laws and regulations that would require climate-related disclosures, which could result in additional costs to comply with disclosure requirements as well as increase costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. From time to time, the SEC has also focused additional scrutiny on existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures were misleading or deficient. These ongoing regulatory actions and the emissions fee and funding provisions of the IRA could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.

At the international level, the United Nations-sponsored Paris Agreement, though non-binding, calls for signatory nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. In February 2021, President Biden recommitted the United States to long-term international goals to reduce emissions, including those under the Paris Agreement. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50 to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community convenes annually at the Conference of the Parties to negotiate further pledges and initiatives, such as the Global Methane Pledge (a collective goal to reduce global methane emissions by 30 percent from 2020 levels by 2030). The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement or other international agreements cannot be predicted at this time. In December 2023, at the 28th Conference of the Parties, the parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, though no timeline for doing so was set. While non-binding, the agreements coming out of these conferences could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for, and increase potential opposition to, the exploration and production of fossil fuels.

Litigation risks are also increasing, as a number of states, municipalities, environmental organizations and other plaintiffs have sought to bring suits against oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore, are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. Involvement in such a case, regardless of the substance of the allegations, could have adverse reputational and financial impacts and an unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition or operations.

There are also increasing financial risks for oil and gas producers as certain shareholders, bondholders and lenders may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Certain institutional lenders who provide financing to fossil-fuel energy companies have shifted their investment practices to those that favor “clean” power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies in the short or long term. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. Additionally, there is also the possibility that financial institutions will be pressured or required to adopt policies that limit funding for fossil fuel energy companies. For example, in 2021 the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero by 2050. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding for fossil fuel energy companies. In late 2020, the Federal Reserve joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the Network for Greening the Financial System to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In September 2022, the Federal Reserve announced that six of the largest U.S. largest banks will participate in a pilot climate scenario analysis exercise, which took place throughout 2023, to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. While we cannot predict what policies may result from these developments, such efforts could make it more difficult to secure funding for exploration and production business activities on favorable terms, or at all. Although there has been recent political support to counteract these initiatives, these and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Any material reduction in the capital available to us or our fossil fuel-related customers could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could reduce the demand for our products and services.

Our oil and gas exploration, production, and development activities may be subject to physical risks related to potential climate change impacts.

Increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, wildfires, and floods and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets or those of our vendors and suppliers and could disrupt our supply chains, and thus could have an adverse effect on our business, financial position, operations and prospects.

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

Businesses across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. Businesses that are perceived to be operating in contrast to investor or stakeholder expectations and standards, which are continuing to evolve, or businesses that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such business entity could be materially and adversely affected. Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG-related disclosures, increasing mandatory ESG disclosures, and consumer demand for alternative forms of energy may result in increased operating and compliance costs, reduced demand for our products, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, reputational damage, and negative impacts on our access to capital markets. To the extent that societal pressures or political or other factors are involved, it is possible that we could be subject to additional governmental investigations, private litigation or activist campaigns as stockholders may attempt to effect changes to our business or governance practices.

While we may elect to seek out various voluntary ESG targets in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs or technical difficulties associated with achieving such results. Similarly, while we may decide to participate in various voluntary ESG frameworks and certification programs, such participation may not have the intended results on our ESG profile. In addition, voluntary disclosures regarding ESG matters, as well as any ESG disclosures currently required or required in the future, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. Moreover, failure or a perception of failure to implement ESG strategies or achieve ESG goals or commitments, including any GHG emission reduction or carbon intensity goals or commitments, could result in private litigation and damage our reputation, cause investors or consumers to lose confidence in us, and negatively impact our operations and goodwill. Notwithstanding our election to pursue aspirational ESG-related targets in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs, technical or operational obstacles or other market or technological developments beyond our control.

Restrictions and regulations regarding hydraulic fracturing could result in increased costs, delays and cancellations in our planned oil, natural gas and NGLs exploration, production and development activities.

Our operations will include hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and gas commissions, but the practice continues to attract considerable public, scientific and governmental attention in certain parts of the country, resulting in increased scrutiny and regulation, including by federal agencies. Many states have adopted rules that impose new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. For example, Colorado requires the disclosure of chemicals used in hydraulic fracturing and recently extended setback requirements for drilling activities. Local governments may also impose, or attempt to impose, restrictions on the time, place, and manner in which hydraulic fracturing activities may occur. Some state and local authorities have considered or imposed new laws and rules related to hydraulic fracturing, including temporary or permanent bans, additional permit requirements, operational restrictions, and chemical disclosure obligations on hydraulic fracturing in certain jurisdictions or in environmentally sensitive areas. The EPA has also asserted federal regulatory authority over certain aspects of hydraulic fracturing. For example, in December 2023, the EPA issued final rules that update new source performance standard requirements and that will impose more stringent controls on methane and volatile organic compounds emissions from oil and gas development and production operations, including hydraulic fracturing and other well completion activity. Additionally, certain federal and state agencies have evaluated or are evaluating potential impacts of hydraulic fracturing on drinking water sources or seismic events. These ongoing studies could spur initiatives to further regulate hydraulic fracturing or otherwise make it more difficult and costly to perform hydraulic fracturing activities. Any new or more stringent federal, state, local or other applicable legal requirements such as presidential executive orders or state or local ballot initiatives relating to hydraulic fracturing that impose restrictions, delays or cancellations in areas where we plan to operate could cause us to incur potentially significant added costs to comply with such requirements or experience delays, curtailment, or preclusion from the pursuit of exploration, development or production activities.

Our planned oil, natural gas and NGLs exploration and production activities could be adversely impacted by restrictions on our ability to obtain water or dispose of produced water.

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

Additionally, we must dispose of the fluids produced during oil and natural gas production, including produced water. We may choose to dispose of produced water into deep wells by means of injection, either directly ourselves or through third party contractors. While we may seek to reuse or recycle produced water instead of disposing of such water, our costs for disposing of produced water could increase significantly as a result of increased regulation or if reusing and recycling water becomes impractical. Disposal wells are regulated pursuant to the UIC program established under the SDWA and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for construction and operation of such disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed.

In recent years, wells used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. The U.S. geological survey has recently identified Colorado as one of six states with the most significant hazards from induced seismicity. Concerns by the public and governmental authorities have prompted several state agencies to require operators to take certain prescriptive actions or limit disposal volumes following unusual seismic activity. The CECMC requires operators to monitor and evaluate for seismicity risks in certain situations. Other states have from time to time suspended disposal well permits or otherwise restricted activity in certain areas in response to seismic activity. For example, in both New Mexico and Texas, state regulatory agencies have implemented seismicity response programs that have resulted in state regulators suspending or curtailing disposal well injection operations and imposing additional seismic monitoring and reporting requirements on disposal well operators. Restrictions on produced water disposal well injection activities or suspensions of such activities, whether due to the occurrence of seismic events or other regulatory actions could increase our costs to dispose of produced water and adversely impact our results of operations.

Laws and regulations pertaining to the protection of threatened and endangered species and their habitats could delay, restrict or prohibit our planned oil, natural gas and NGLs exploration and production operations and adversely affect the development and production of our reserves.

The ESA and comparable state laws protect endangered and threatened species and their habitats. Under the ESA, the U.S. Fish and Wildlife Service may designate critical habitat areas that it believes are necessary for survival of species listed as threatened or endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act of 1918. Such designations could require us to develop mitigation plans to avoid potential adverse effects to protected species and their habitats, and our oil and gas operations may be delayed, restricted or prohibited in certain locations or during certain seasons, such as breeding and nesting seasons, when those operations could have an adverse effect on the species. Moreover, the future listing of previously unprotected species as threatened or endangered in areas where we are operating in the future could cause us to incur increased costs arising from species protection measures or could result in delays, restrictions or prohibitions on our planned development and production activities.

Certain U.S. federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated as a result of future legislation.

From time to time, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including certain key U.S. federal income tax provisions currently available to oil and gas companies. Such legislative changes have included, but have not been limited to, (i) the repeal of the percentage depletion allowance for natural gas and oil properties, (ii) the elimination of current deductions for intangible drilling and development costs and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged with the enactment of the IRA, Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. Moreover, other more general features of any additional tax reform legislation, including changes to cost recovery rules, may be developed that also would change the taxation of oil and gas companies. It is unclear whether these or similar changes will be enacted in future legislation and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and gas development or increase costs, and any such changes could have an adverse effect on our financial position, results of operations and cash flows.

Risks Related to the NRO Acquisition

We may not consummate the NRO Acquisition on the terms currently contemplated, or at all.

We expect the NRO Acquisition to close in the first half of 2024, but such acquisition is subject to a number of closing conditions. Satisfaction of some of these conditions is beyond our control. If these conditions are not satisfied or waived, the NRO Acquisition will not be completed. Certain of the conditions that remain to be satisfied include, but are not limited to:

●	the accuracy of the representations and warranties of each party (subject to specified materiality standards);

●	the compliance by each party in all material respects with their respective covenants; and

●	that no event of Force Majeure or Material Adverse Effect (in each case as defined in the NRO Agreement) shall have occurred, in each case the result of which is that we are unable to secure satisfactory financing with respect to the NRO Acquisition.

As a result, the NRO Acquisition may not close as scheduled, or at all. Failure to complete the NRO Acquisition, including as a result of failure to raise sufficient funds, or any delays in completing the NRO Acquisition could have significant adverse impacts on our business, including the following:

●	we may experience negative reactions from the financial markets, including a negative impact on our stock price;

●	we may experience negative reactions from our current or future customers, distributors, suppliers, vendors, landlords, employees, joint venture partners and other business partners;

●	we will still be required to pay certain significant costs relating to the NRO Acquisition, such as legal, accounting, advisor and printing fees;

●	we may be unable to recover the Deposit (as defined below) depending on the circumstances of the failure to complete the NRO Acquisition;

●	we may have foregone certain business opportunities, including other acquisitions and other aspects of our development plan, that, absent the NRO Agreement, may have been pursued;

●	matters relating to the NRO Acquisition required and continue to require substantial commitments of time and resources by the Company’s management, which may have resulted in the distraction of the Company’s management from other aspects of our development plan, the beginning of the Company’s operations and the pursuit of other business opportunities that could have been beneficial to the Company; and

●	litigation that may arise as a result of any termination or delay in completion of the NRO Acquisition for failure to perform the Company’s obligations under the NRO Agreement.

If the NRO Acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock price.

We do not currently have sufficient funds or committed financing necessary to consummate the NRO Acquisition and the NRO Agreement does not include a financing condition.

Pursuant to the NRO Agreement, we deposited $9.0 million of the Purchase Price (the “Deposit”) into an escrow account on January 11, 2024. Upon closing of the NRO Acquisition, the Deposit will be released to NRO with a corresponding credit to the Purchase Price. In the event the closing has not occurred in accordance with the terms of the NRO Agreement prior to June 17, 2024, and (i) such delay has not occurred as a result of the failure of NRO to materially perform, when required, any of NRO’s covenants or obligations pursuant to the NRO Agreement, (ii) all conditions precedent to the obligations of NRO, as set forth in the NRO Agreement, have been satisfied or have been waived by NRO, and (iii) in our reasonable discretion, there has been no event of Force Majeure or Material Adverse Effect (each as defined below), such that we are, or will be, unable to secure satisfactory financing with respect to the NRO Acquisition, then the Deposit is subject to release to NRO, for so long as such foregoing conditions continue on such dates, in $3,000,000 installments on each of June 17, 2024, July 15, 2024 and August 12, 2024. In the event closing has not occurred prior to August 15, 2024 as a result of the failure by us to materially perform any of our covenants or obligations under the NRO Agreement, NRO shall receive the entirety of the Deposit, which shall be the sole and exclusive remedy available to NRO for any such failure to consummate the closing.

The NRO Agreement contains customary representations, warranties, covenants and agreements. As a condition to closing, we represented that we will have, by the date of the closing, sufficient cash in immediately available funds with which to pay the cash component of the Purchase Price and otherwise will be able to consummate the NRO Acquisition and perform our obligations under the NRO Agreement. We may terminate the NRO Agreement at any time prior to the closing upon the occurrence of an event of Force Majeure or Material Adverse Effect, in each case the result of which that we determine, in our reasonable discretion, that we are, or will be, unable to secure satisfactory financing with respect to the NRO Acquisition.

For an impediment to our ability to secure satisfactory financing with respect to the NRO Acquisition to constitute an event of “Force Majeure,” the impediment must be an unforeseeable circumstance which is beyond the control of us or NRO, or any unavoidable event, even if foreseeable, as a result of which we or NRO are unable to perform our obligations, in whole or in part, under the NRO Agreement. Such circumstances include, but are not limited to: (i) acts of God; (ii) flood, fire, earthquake or explosion; (iii) current or future war, invasion, hostilities (whether war is declared or not), terrorist threats or acts, riots, or other civil unrest; (iv) actions, embargoes, or blockades in effect on or after the date of the NRO Agreement; (v) declared national or regional emergency; or (vi) epidemic, pandemic or other similar outbreak or infection. For such an impediment to constitute a “Material Adverse Effect,” such impediment must be a change, development, or effect (individually or in the aggregate), whether foreseeable or unforeseeable, which, when taken as a whole is, or is reasonably likely to be, materially adverse (a) to the business, assets, value, results of operations or conditions (financial or otherwise) of us or NRO, the Central Weld Assets, or the assets or properties of us or NRO, or (b) to the ability of us or NRO to perform on a timely basis any material obligation under the NRO Agreement or any agreement, instrument or document entered into or delivered in connection therewith. Changes, developments or effects relating to: (x) the economy in general (including any effects on the economy arising as a result of acts of terrorism), (y) changes in commodity prices for hydrocarbons or other changes affecting the U.S. oil and gas industry generally, or (z) the announcement of the NRO Acquisition, shall not be deemed to constitute a Material Adverse Effect and shall not be considered in determining whether a Material Adverse Effect has occurred. Neither any delay in completing the proposed offering of our common stock, nor our inability, in and of itself, to satisfy our obligations to secure financing for the NRO Acquisition, will constitute an event constituting a Material Adverse Effect.

We expect to fund the transaction through a combination of public and/or private issuances of common stock, cash on hand, and proceeds from exercises of currently outstanding warrants. To the extent we are not able to fund the NRO Acquisition on a timely basis, whether due to a failure to successfully complete a public or private equity offering or otherwise, we may be required to seek alternative financing arrangements, and such financing may not be available on favorable terms, or at all, and the NRO Acquisition may be delayed or may not occur. If we are unable to secure financing and an event of Force Majeure or Material Adverse Effect has not occurred, we will be in breach of the NRO Agreement, will not receive the benefits of the Central Weld Assets and the Deposit will be released to NRO.

We may be unsuccessful in integrating the Central Weld Assets or in realizing all or any part of the anticipated benefits of the NRO Acquisition.

We believe that the NRO Acquisition will complement our growth strategy by providing operational and financial scale and increasing free cash flow. However, achieving these goals requires, among other things, realization of the targeted synergies expected from the acquisition, and there can be no assurance that we will be able to successfully integrate the Central Weld Assets or otherwise realize the expected benefits of the NRO Acquisition. This growth and the anticipated benefits of the NRO Acquisition may not be realized fully or at all, or may take longer to realize than expected. Difficulties in integrating the Central Weld Assets may result in the Company performing differently than expected, or in operational challenges or failures to realize anticipated efficiencies. Potential difficulties in realizing the anticipated benefits of the NRO Acquisition includes, but is not limited to, the following:

●	disruptions of relationships with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners as a result of uncertainty associated with the NRO Acquisition;

●	difficulties integrating our existing business with the Central Weld Assets in a manner that permits us to achieve the full revenue and cost savings anticipated from the NRO Acquisition;

●	the potential for unexpected costs, delays or challenges that may arise in integrating the Central Weld Assets into our existing business;

●	limitations on our ability to realize any expected cost savings and operating synergies from the NRO Acquisition;

●	difficulties integrating vendors and business partners;

●	discovery of previously unknown liabilities following the NRO Acquisition for which we cannot receive reimbursement under any applicable indemnification provisions;

●	performance shortfalls at the Company as a result of the diversion of management’s attention to integration efforts; and

●	disruption of, or the loss of momentum in, the Company’s ongoing business.

We have incurred, and expect to continue to incur, a number of costs associated with completing the NRO Acquisition. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the Central Weld Assets, may not initially offset integration-related costs or achieve a net benefit in the near term, or at all.

We cannot assure you that our diligence review of the NRO Acquisition has identified all material risks associated with the transaction. Additionally, following the consummation of the NRO Acquisition, if certain risks arise, the Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Before entering into the NRO Agreement, we performed a due diligence review of NRO and its business and operations, including an inspection of the Central Weld Assets, which we believe to be generally consistent with industry practices; however, we cannot assure you that our due diligence review identified all material issues and our assessments of the Central Weld Assets and our estimates are inherently uncertain. As a result, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in losses. Even if our due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. These risks that may not have arisen in the scope of our due diligence review of NRO, include, but are not limited to, title, production, environmental or other problems. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the Company following the completion of the NRO Acquisition or its securities. In addition, charges of this nature may impair our ability to obtain future financing on favorable terms or at all. Moreover, the Company may have limited recourse against NRO for certain risks or liabilities incurred after the consummation of the NRO Acquisition. Accordingly, any of our stockholders who choose to remain stockholders of the Company following the NRO Acquisition could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may not achieve the perceived benefits of the Crypto Sale and the NRO Acquisition and the market price of our common stock following these transactions may decline.

The market price of our common stock may decline as a result of the Crypto Sale or the NRO Acquisition for a number of reasons, including if investors react negatively to the prospects of the Company’s business; the effect of the Crypto Sale or the NRO Acquisition on the Company’s business and prospects is not consistent with the expectations of our management or of financial or industry analysts; or the Company does not achieve the perceived benefits of the Crypto Sale or the NRO Acquisition as rapidly or to the extent anticipated by our management or financial or industry analysts.

We expect to incur significant transaction costs in connection with the NRO Acquisition, which may be in excess of those currently anticipated.

We have incurred and are expecting to continue to incur a number of non-recurring costs associated with negotiating and completing the NRO Acquisition, integrating the Central Weld Assets and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the NRO Acquisition is consummated. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors. We will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the NRO Acquisition and the integration of the Central Weld Assets. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the Central Weld Assets, may not offset integration-related costs and achieve a net benefit in the near term, or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by us even if the NRO Acquisition is not consummated, could have an adverse effect on our financial condition and operating results.

The NRO Acquisition may be completed on different terms from those contained in the NRO Agreement.

Prior to the completion of the NRO Acquisition, we and NRO may, by mutual agreement, amend or alter the terms of the NRO Agreement, including with respect to, among other things, the consideration payable by us to NRO or any covenants and agreements with respect to NRO’s operations during the pendency thereof. Any such amendments or alterations may have negative consequences to us.

The market price for our common stock following the NRO Acquisition, if consummated, may be affected by factors different from those that historically have affected or currently affect our common stock.

If the NRO Acquisition is consummated, our financial position may differ from our financial position before the completion of the NRO Acquisition, and our results of operations may be affected by some factors that are different from those currently affecting our results of operations or those currently affecting the results of operations of NRO. Accordingly, the market price and performance our common stock is likely to be different from the performance of our common stock in the absence of the NRO Acquisition. For a discussion of the business of NRO and important factors to consider in connection with the business, see “Business—NRO Acquisition.”

Securities class action and derivative lawsuits may be brought against us in connection with the NRO Acquisition, which could result in substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Risks Related to the Company

We have historically incurred significant losses, and may be unable to generate profitability. Our ability to successfully operate and expand our business is dependent on the consummation of the NRO Acquisition or our ability to raise additional capital to support our drilling program on our existing assets.

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For the year ended December 31, 2023, we incurred a net loss of $79.1 million, and for the year ended December 31, 2022, we incurred a net loss of $0.5 million. We had stockholders’ equity of $40.2 million and members’ deficit of $0.4 million as of December 31, 2023 and December 31, 2022, respectively. Furthermore, we sold all of our revenue-generating assets in the Crypto Sale. We do not currently have sufficient capital to consummate the NRO Acquisition or to begin development activities on any of our existing assets. As a result, until we are able to raise additional capital to consummate the NRO Acquisition or enable us to drill wells on our existing properties, we will be unable to generate any revenue. We cannot predict if we will be able to raise the necessary capital and, even if we are able to raise sufficient funds to complete the NRO Acquisition or commence drilling operations and production on our assets, whether such production will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We will require significant additional capital to fund our growing operations; we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

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

The Company’s ability to obtain external financing in the future may be subject to a variety of uncertainties, including its future financial condition, results of operations, cash flows and the liquidity of international capital and lending markets. We may need to undertake equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities. A large amount of bank borrowings and other debt may result in a significant increase in interest expense while at the same time exposing the Company to increased interest rate risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Our success depends in part upon the continued service of a small number of key personnel. They are critical to the overall management of the Company, and our strategic direction. We rely heavily on them because they have substantial experience with the Company and our business strategies. Our ability to retain them is therefore very important to our future success. We have employment agreements with our key personnel, but these employment agreements do not ensure that they will not voluntarily terminate their employment with us. The loss of any key personnel would require the remaining key personnel to divert immediate attention to seeking a replacement. Competition for senior management personnel is intense, and our inability to find a suitable replacement for any departing key personnel in a timely basis could adversely affect our ability to operate and grow our business.

Past performance by members of the Company’s management team may not be indicative of an ability to complete the NRO Acquisition or of future performance of the Company.

Past performance and operational experience of our management team and their affiliates is not a guarantee of the Company’s ability to complete the NRO Acquisition nor, if consummated, a guarantee that the intended benefits of the NRO Acquisition will be achieved or that we will be able to successfully develop and operate the Genesis Assets. You should not rely on the historical record of our management team or their affiliates’ performance as indicative of the future performance of the Company or of an investment in our common stock.

We will rely on key contracts and business relationships, and if our current or future business partners or contracting counterparties fail to perform or terminate any of their contractual arrangements with us for any reason or cease operations, or should we fail to adequately identify key business relationships, our business could be disrupted and our reputation may be harmed.

If any of our current or future business partners or contracting counterparties fails to perform or terminates their agreement(s) with us for any reason, or if our current or future business partners or contracting counterparties with which we have short-term agreements refuse to extend or renew the agreement or enter into a similar agreement, our ability to carry on operations may be impaired. In addition, we will depend on the continued operation of long-term business partners and contracting counterparties and on maintaining good relations with them. If one of our future long-term partners or counterparties is unable (including as a result of bankruptcy or a liquidation proceeding) or unwilling to continue operating in the line of business that is the subject of our contract, we may not be able to obtain similar relationships and agreements on terms acceptable to us or at all. If a current or future partner or counterparty fails to perform or terminates any of the agreements with us or discontinues operations, and we are unable to obtain similar relationships or agreements, such events could have an adverse effect on our operating results and financial condition.

Terrorist attacks, cyberattacks and threats could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks or cyberattacks may significantly affect the energy industry, including our operations and those of our suppliers and customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Cyber incidents, including deliberate attacks, have increased in frequency globally. Strategic targets, such as energy related assets, may be at greater risk of future attacks than other targets in the United States. We depend on digital technology in many areas of our business and operations, including recording financial and operating data, oversight and analysis of our operations and communications with the employees supporting our operations and our customers or service providers. We also collect and store sensitive data in the ordinary course of our business, including personally identifiable information as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders. The secure processing, maintenance and transmission of information is critical to our operations, and we monitor our key information technology systems in an effort to detect and prevent cyberattacks, security breaches or unauthorized access. Despite our security measures, our information technology systems may undergo cyberattacks or security breaches including as a result of employee error, malfeasance or other threat vectors, which could lead to the corruption, loss, or disclosure of proprietary and sensitive data, misdirected wire transfers, and an inability to: perform services for our customers; complete or settle transactions; maintain our books and records; prevent environmental damage; and maintain communications or operations. Significant liability to the Company or third parties may result. We are not able to anticipate, detect or prevent all cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until an attack is already underway or significantly thereafter, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Cybersecurity attacks are also becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance.

Our information and operational technologies, systems and networks, and those of our vendors, suppliers, customers and other business partners, may become the target of cyberattacks or information security breaches that result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or adversely disrupt our business operations. Advances in computer capabilities, discoveries in the field of artificial intelligence, cryptography, or other developments may result in a compromise or breach of the technology we use to safeguard confidential, personal, or otherwise protected information. As cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs. A cyberattack or security breach could result in liability resulting from data privacy or cybersecurity claims, liability under data privacy laws, regulatory penalties, damage to our reputation, long-lasting loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations. To date, we have not experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer such losses in the future. No security measure is infallible. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

The terms of indebtedness we may incur in the future, including our anticipated revolving credit facility, may restrict our future business and operations.

While we currently do not have any long-term debt obligations and our goal is to operate with limited leverage, we intend to enter into a revolving credit facility primarily to support our hedging activities in connection with the consummation of the NRO Acquisition, and may incur other indebtedness in the future. The revolving credit facility may contain covenants limiting our ability to pay dividends, incur indebtedness, grant liens, make acquisitions, make investments or dispositions, engage in transactions with affiliates and enter into hedging and derivative arrangements, as well as covenants requiring us to maintain certain financial ratios and tests. In addition, the borrowing base under a credit facility may be subject to periodic review by our lenders. Difficulties in the credit markets may cause the banks to be more restrictive when redetermining the borrowing base. We can make no assurances that we will be able to enter into a credit facility.

Our ability to pay interest and principal on our indebtedness and to satisfy our other obligations will depend on our future operating performance, our financial condition and the availability of refinancing indebtedness, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt and future working capital, and borrowings or equity financing may not be available to pay or refinance such debt. If we are unable to generate sufficient cash flows to satisfy our debt obligations or contractual commitments, or to refinance our debt on commercially reasonable terms, our business and financial condition could materially and adversely be affected.

Acquisitions, joint ventures or similar strategic relationships may disrupt or otherwise have a material adverse effect on our business and financial results.

As part of our strategy, we may explore strategic acquisitions and combinations, or enter into joint ventures or similar strategic relationships. These transactions are subject to the following risks:

●	Acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

●	We may not be able to integrate successfully the services, products, and personnel of any such transaction into our operations;

●	We may not derive the revenue improvements, cost savings and other intended benefits of any such transaction; and

●	There may be risks, exposures and liabilities of acquired entities or other third parties with whom we undertake a transaction, which may arise from such third parties’ activities prior to undertaking a transaction with us.

Acquisitions may result in significant impairment charges and may operate at losses. We can provide no assurance that future acquisitions, joint ventures or strategic relationships will be accretive to our business overall or will result in profitable operations.

We may not realize the full benefit of the Crypto Sale for a variety of reasons, including the inability of the Crypto Purchaser to pay the Deferred Purchase Price due to a decrease in the price of Bitcoin or the actions of third parties.

On January 23, 2024, pursuant to the Crypto Divestiture Agreement, we sold all of our Mining Equipment and related assets for total consideration of $2 million, including $1 million in cash and $1 million in deferred cash payments, to be paid out of (i) 20% of the net monthly revenues received by the Crypto Purchaser associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (ii) thereafter, 50% of the net monthly revenues received by the Crypto Purchaser associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $1 million, plus accrued interest. In addition to the Mining Equipment, we assigned all our rights and obligations under the Atlas MSA to the Crypto Purchaser.

Since payment of the Deferred Purchase Price is dependent on the revenue generated by the Mining Equipment, we cannot predict the timing of when we will receive the Deferred Purchase Price, if at all. Our receipt of the Deferred Purchase Price is subject to numerous risks outside of our control, including:

●	The market price and liquidity of Bitcoin;

●	The cost of energy;

●	The global Bitcoin network processing hashrate;

●	Laws and regulations that may adversely affect the use of Bitcoin as a crypto-currency; and

●	The actions of third parties, including Atlas.

While we no longer have direct exposure to the fluctuation and volatility of Bitcoin prices, we will remain indirectly exposed to such volatility until the Deferred Purchase Price has been paid in full. If the market price of Bitcoin decreases to the point where the Crypto Purchaser does not find it economically feasible to operate the Mining Equipment or if Atlas suspends operations of the Mining Equipment under the terms of the Atlas MSA, the payment, if any, of the Deferred Purchase Price may be delayed. Although the Crypto Divestiture Agreement requires the Crypto Purchaser to operate the Mining Equipment in the ordinary course of business until the Deferred Purchase Price is paid in full, delays in payment or failure to pay the Deferred Purchase Price due to the economic feasibility of mining Bitcoin or malfeasance of a third party may result in costly litigation. In addition, while we have a security interest in the Mining Equipment as collateral security for the prompt and complete payment and performance in full of the Crypto Purchaser’s obligations under the Crypto Divestiture Agreement, there can be no assurances that the remedies available to us in respect of such security interest will be sufficient. These risks and uncertainties may have a material adverse effect on our cash flows, business, results of operations and financial condition.

Our Charter provides for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and harm the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Charter and applicable Delaware law provide for the indemnification of our directors and officers against attorney’s fees and other expenses incurred by them in any action to which they become a party arising from their association with or activities on our behalf. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares if such a market ever develops.

There may be conflicts of interest between certain of our officers and directors and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other stockholders. A conflict of interest may arise between our officers and directors’ personal pecuniary interests and their fiduciary duty to our stockholders. Furthermore, our officers and directors’ own pecuniary interests may not align with their fiduciary duties to our stockholders. Edward Kovalik (Chief Executive Officer and Chairman of the Board), Gary C. Hanna (President and Director) and Paul Kessler (Director) have certain overriding royalty interests in the Initial Genesis Assets. To avoid any potential conflict of interest with certain members of the Board and management owning certain overriding royalty interests under the Initial Genesis Assets, all of the Company’s drilling programs will be approved by an independent committee of the Board on a quarterly basis.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

From time to time, we may be involved in lawsuits, regulatory inquiries, governmental and other legal proceedings, such as title, royalty or contractual disputes, our oil and gas development activities, environmental liabilities, regulatory compliance matters, personal injury, property damage and employment litigation, in the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity. Irrespective of the outcome, legal proceedings or governmental investigations may adversely affect our business due to legal costs, diversion of resources and the attention of our management and employees, and other factors.

Due to the recent listing of our common stock on Nasdaq, we will incur materially increased costs and become subject to additional regulations and requirements.

Due to the recent listing of our common stock on Nasdaq, we will incur material legal, accounting and other expenses, including payment of annual exchange fees, to satisfy the continued listing standards for Nasdaq. In connection with the listing of our common stock on Nasdaq, we now must meet certain financial and liquidity criteria to maintain our listing, as well as standards of Board independence, committee composition and governance and Board diversity, only some of which criteria and standards include time periods to comply after listing. If we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our Company and have a material adverse effect on our business and stock price.

We produce our financial statements in accordance with GAAP. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. Further, Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are required to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of Nasdaq. Complying with these statutes, regulations and requirements occupy a significant amount of time of our board of directors and management and significantly increase our costs and expenses. We are required to:

●	institute a more comprehensive compliance function;

●	comply with rules promulgated by Nasdaq;

●	continue to prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

●	establish internal policies, such as those relating to insider trading; and

●	involve and retain outside counsel and accountants in the above activities.

Furthermore, we must comply with Section 404 of the Sarbanes Oxley Act of 2002 for our annual reports on Form 10-K, including the requirement to have our independent registered public accounting firm attest to the effectiveness of our internal controls, unless we continue to be exempt from such requirement. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management; and we may be unable to comply with these requirements in a timely or cost-effective manner.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined under the Securities Act and Exchange Act and expect to remain a “smaller reporting company” for the foreseeable future. We are therefore entitled to rely on certain reduced disclosure requirements, such as the ability to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation. Additionally, as a “non-accelerated filer”, we currently are not required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

We have utilized these exemptions and expect to continue to utilize these exemptions while we remain a smaller reporting company and non-accelerated filer. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company mean our auditors do not review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile.

Our Charter and Bylaws designate the state and federal courts located within the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Charter and Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the Superior Court of the State of Delaware, or, if the Superior Court of the State of Delaware does not have jurisdiction, the United States District Court for the District of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee or agent or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action against the Company arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action against the Company or any director, officer, other employee or agent of the Company asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Charter or the Bylaws, in each such case subject to such court’s having personal jurisdiction over the indispensable parties named as defendants therein. Our Charter and Bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Our Charter and Bylaws provisions do not apply to complaints asserting a cause of action under the Exchange Act. A stockholder may not waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of the provisions of our Charter and Bylaws described in the preceding sentences. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Charter and Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We may not be able to use a portion of our net operating loss carryforwards and other tax attributes to reduce our future U.S. federal and state income tax obligations, which could adversely affect our cash flows.

We currently have U.S. federal and state net operating loss (“NOL”) carryforwards. Our ability to use these tax attributes to reduce our future U.S. federal and state income tax obligations depends on many factors, including our future taxable income, which cannot be assured. In addition, our ability to use NOL carryforwards and other tax attributes are subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”). Under those sections of the Code, if a corporation undergoes an “ownership change” (as defined in the Code), the corporation’s ability to use its pre-change NOL carryforwards and other tax attributes may be substantially limited.

Determining the limitations under Section 382 of the Code is technical and complex. A corporation generally will experience an ownership change if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of the corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We may in the future undergo an ownership change under Section 382 of the Code. If an ownership change occurs, our ability to use our NOL carryforwards and other tax attributes to reduce our future U.S. federal and state income tax obligations may be materially limited, which could adversely affect our cash flows.

Risks Related to Ownership of our Common Stock

The conversion or exercise, as applicable, of the outstanding Series D Preferred Stock, Series E Preferred Stock, Series D PIPE Warrants, Series E PIPE Warrants, Non-Compensatory Options and Exok Warrants could substantially dilute your investment and adversely affect the market price of our common stock.

As of March 13, 2024, the Series D Preferred Stock are convertible into an aggregate of 4,115,426 shares of common stock and the Series D PIPE Warrants are exercisable for an aggregate of 4,613,028 shares of common stock. The Series E Preferred Stock are convertible into an aggregate of 4,000,000 shares of common stock and the Series E PIPE Warrants are exercisable for an aggregate of 8,000,000 shares of common stock. The Exok Warrants are exercisable for an aggregate of 670,499 shares of common stock. In addition, there are outstanding Non-Compensatory Options to purchase an aggregate of 8,000,000 shares of common stock for $7.14 per share which are only exercisable if specific production hurdles are achieved, pursuant to amended and restated non-compensatory Option Agreements entered into at the Merger Effective Time.

In addition, sales of a substantial number of shares of common stock issued upon the conversion or exercise, as applicable, of the outstanding Series E Preferred Stock, Series E PIPE Warrants, Exok Warrants, Series D Preferred Stock, Series D PIPE Warrants, Non-Compensatory Options, or even the perception that such sales could occur, could adversely affect the market price of our common stock. The conversion or exercise of such securities could result in dilution in the interests of our other stockholders and adversely affect the market price of our common stock. For example, as a result of the Warrant Exercise, the Company issued an additional 2,000,000 shares of common stock to the O’Neill Trust, resulting in immediate dilution to existing stockholders of approximately 20%.

Our Board has broad discretion to issue additional securities, and in order to raise sufficient funds to expand our operations, we may have to issue securities at prices which may result in substantial dilution to our stockholders.

We are entitled under our Charter to issue up to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our preferred stock provide our Board broad authority to determine voting, dividend, conversion and other rights. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. Our Board may generally issue those shares of common stock and preferred stock, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred stock we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our Board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our common stock or if our operating results do not meet their expectations, our stock price could decline.

Insiders have substantial control over the Company, and they could delay or prevent a change in our corporate control even if our other stockholders want it to occur.

As of March 13, 2024, our executive officers and directors, collectively beneficially own approximately 40.51% of our outstanding shares of common stock and the O’Neill Trust beneficially owns 25% of our outstanding shares of common stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur. This may also limit your ability to influence the Company in other ways. In addition, certain investors own significant numbers of convertible securities, that if exercised or converted, could result in ownership of a significant portion of the outstanding shares of common stock of the Company. For example, assuming full exercise or conversion, as applicable, of their respective convertible securities and no exercise or conversion by other security holders, certain holders could acquire a controlling position in the Company’s common stock. The exercise or conversion, as applicable, of the Series D Preferred Stock, Series D PIPE Warrants, Series E Preferred Stock and Series E PIPE Warrants are subject to a beneficial ownership limitation of 4.99% of the outstanding shares of common stock, which may be increased by the holder upon written notice to the Company, to any specified percentage not in excess of 9.99%. The 9.99% beneficial ownership limitation may only be modified, amended or waived with the written consent of both the Company and the security holder. In November 2023, the O’Neill Trust entered into an agreement with the Company pursuant to which it amended the terms of each of its Series D PIPE Warrants and Series E PIPE Warrants to increase the beneficial ownership limitation from 9.99% to 25% and gave notice to the Company that it was increasing its beneficial ownership limitation to 25% with respect to each of its remaining warrants. The beneficial ownership limitation on the Series D Preferred Stock and Series E Preferred Stock remains at 4.99%, subject to increase to 9.99% by O’Neill Trust upon written notice to the Company. If such beneficial ownership limitation were to be amended or waived for the O’Neill Trust or other holders, certain holders would be able to convert their preferred shares or warrants for a significant portion of the outstanding shares of common stock of the Company, and such holders would be able to exercise significant control over all matters requiring stockholder approval. See Exhibit 4.5 filed with this Annual Report for more information.

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

The market price of our common stock has historically varied greatly, and is likely to continue to be volatile because of numerous factors, including:

●	further disagreements or price wars amongst OPEC+ members, including the effect thereof on global oil supply, oil storage capacity and oil prices;

●	a domestic or global economic slowdown that could affect our financial results and operations and the economic strength of our customers;

●	our ability to meet our working capital needs;

●	quarterly variations in operating results;

●	our ability to successfully finance and consummate the NRO Acquisition on the anticipated timeline, or at all;

●	changes in financial estimates by us or securities analysts who may cover our stock or by our failure to meet the estimates made by securities analysts;

●	changes in market valuations of other similar companies;

●	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, divestitures, strategic relationships or joint ventures;

●	changes in laws or regulations applicable to our business;

●	additions or departures of key personnel;

●	changes in our capital structure, such as future issuances of debt or equity securities;

●	short sales, hedging and other derivative transactions involving our capital stock;

●	our limited public float and the relatively thin trading market for our common stock;

●	transactions in our common stock, by directors, officers, affiliates and other major investors; and

●	the other factors described under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in this Annual Report.

Furthermore, from time to time, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies.

These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes, international currency fluctuations or political unrest, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Any future securities litigation against us could result in substantial costs and divert our management’s attention and resources, and harm our business, financial condition, and results of operations.

Future sales of our common stock, or the perception that such future sales may occur, may cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of such shares, or the perception that such sales may occur, could impair our ability to raise capital through the sale of additional common stock or preferred stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on your investment may be limited to increases in the market price of our common stock.

We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Description of Processes for Assessing, Identifying, and Managing Cybersecurity Risks

In the normal course of business, we may collect and store certain sensitive Company information, including proprietary and confidential business information, trade secrets, intellectual property, sensitive third-party information and employee information. We seek to assess, identify and manage cybersecurity risks through the processes described below:

●	Risk Assessment:

A system designed to protect and monitor data and cybersecurity risk has been implemented. Regular assessments of our cybersecurity safeguards and those of certain of our third-party service providers are conducted by independent firms. Our internal management team conducts regular evaluations designed to assess, identify and manage material cybersecurity risks, and we endeavor to update cybersecurity infrastructure, procedures, policies, and education programs in response.

●	Incident Identification and Response:

Monitoring and detection processes and procedures have been implemented to help identify cybersecurity incidents. In the event of an incident, we intend to follow protocols associated with incident detection, mitigation, recovery and notification, including notifying senior leadership and the Board, as appropriate.

●	Cybersecurity Training and Awareness:

Cybersecurity awareness training has been implemented for all employees whereby training is conducted at least on an annual basis.

●	Access Controls:

Users are provided with access consistent with the principle of least privilege, which requires that users be given no more access than necessary to complete their job functions.

●	Encryption and Data Protection:

Encryption methods are used to protect sensitive data.

We engage third-party service providers as part of our cybersecurity program. For example, we have engaged an independent cybersecurity advisor to review, assess, and make recommendations regarding our information security program and information technology strategic plan. We recognize that third-party service providers introduce cybersecurity risks. In an effort to mitigate these risks, we assess third party cybersecurity controls through the review of systems and organizational controls audit reports performed by independent auditors of certain of our information system related third-party service providers.

The above cybersecurity risk management processes are integrated into the Company’s overall enterprise risk management program. Cybersecurity risks are understood to be significant business risks.

Impact of Risks from Cybersecurity Threats

As of the date of this Annual Report, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. See “Risk Factors - Terrorist attacks, cyberattacks and threats could have a material adverse effect on our business, financial condition and results of operations.” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Board of Directors’ Oversight and Management’s Role

Our Board is ultimately responsible for overseeing cybersecurity, information security, and information technology risks, as well as management’s actions to identify, assess, mitigate, and remediate those risks. As part of its program of regular risk oversight, the Audit Committee assists the Board in exercising oversight of the Company’s cybersecurity, information security, and information technology risks. On an annual basis, the Audit Committee reviews and discusses with management the Company’s policies, procedures and practices with respect to cybersecurity, information security and information and operational technology, including related risks. In addition, our Chief Financial Officer regularly briefs senior management, the Board of Directors and the Audit Committee on cybersecurity issues as part of our overall enterprise risk management program, which may include information regarding our exposure to privacy and cybersecurity risks deemed to have a moderate or higher business impact, even if immaterial to us.

The Company has an internal management team that focuses on current and emerging cybersecurity matters. The Company’s internal management team is led by the Chief Financial Officer. The internal management team is responsible for implementing cybersecurity policies, programs, procedures, and strategies. Our internal management team includes professionals with backgrounds in information security, risk management, and incident response. Our Chief Financial Officer has experience leading the information technology departments at another publicly-traded, upstream energy company for over four years and led enterprise risk management processes at publicly traded, upstream energy companies for approximately 10 years.

Item 2. Properties

The information required by Item 2. is contained in Item 1. Business and is incorporated herein by reference.

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity. Our common stock is quoted on the Nasdaq under the symbol “PROP.”

Holders. As of March 13, 2024, there were approximately 86 record holders of our common stock. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends. We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

None.

Repurchases.

None.

Item 6 [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2023 and 2022 together with our consolidated financial statements and related notes and other financial information appearing in this Annual Report. The discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those described under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in the Annual Report.

Overview

We are an independent oil and gas company focused on the acquisition and development of crude oil, natural gas and NGLs. We currently hold attractive acreage in the DJ Basin that our experienced management team intends to develop, deploying next-generation technology and techniques in an environmentally efficient manner. In addition to growing production through our drilling operations, we also seek to grow our business through accretive acquisitions, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt-on acreage; (ii) ample, high rate-of-return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well-level economics; (iv) liquids-rich assets; and (v) accretive valuation.

As of December 31, 2023, all of the Company’s E&P assets were acquired in the Exok Transaction (as described herein) and Exok Option Purchase (as defined herein) and consist of certain oil and gas leasehold interests with no existing oil and gas production or revenue. In February 2024, we acquired the Genesis Bolt-on Assets offsetting our existing assets. We refer to the assets acquired in these transactions as our “Genesis Assets.” In all, the total Genesis Assets include 24,351 net mineral acres in, on and under 37,985 gross acres. In addition, in January 2024, we entered into a definitive agreement with NRO to acquire producing acreage and PUDs that are complementary to our existing acreage, which we refer to as the “Central Weld Assets.” We have no current drilling or completion operations. As such, our current activities are focused on obtaining requisite permits to begin drilling wells on our Genesis Assets, as well as funding and closing the NRO Acquisition, which we anticipate in the first half of 2024. In 2023, we also engaged in cryptocurrency mining operations and these operations accounted for all of our revenues in 2023. In January 2024, we divested all of our cryptocurrency mining assets. See “Business—Recent Developments” for more information regarding the NRO and Genesis Bolt-On Assets acquisitions, as well as the sale of our Cryptocurrency mining operations.

Background

The Merger, Exok Transaction and Related Events

On May 3, 2023, the Company completed the Merger, pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly owned subsidiary of the Company. Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.” The Merger was accounted for as a reverse asset acquisition; as a result, our cryptocurrency mining operations are reported as commencing on May 3, 2023, concurrent with the Merger and prior revenues and expenses of Creek Road related to cryptocurrency mining activities are not presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the accompanying financial statements.

In connection with the Merger, we acquired oil and gas leases covering approximately 3,158 net mineral acres in, on and under 4,494 gross acres from Exok for $3.0 million. To fund the Exok Transaction, the Company sold an aggregate of approximately $17.4 million of Series D Preferred Stock with a stated value of $1,000 per share and convertible into shares of common stock at a price of $5.00 per share, Series A warrants to purchase 3,475,250 shares of common stock at an exercise price of $6.00 per share (“Series D A Warrants”) and Series B warrants to purchase 3,475,250 shares of common stock at an exercise price of $6.00 per share (“Series D B Warrants”) in a private placement (the “Series D PIPE”) pursuant to securities purchase agreements, dated May 3, 2023, by and between the Company and each of the investors thereto (the “Series D PIPE Investors”).

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

The Company received an aggregate of $20.0 million in proceeds from the Series E private placement (the “Series E PIPE”) in exchange for 20,000 shares of Series E preferred stock, par value $0.01 per share (“Series E Preferred Stock”) along with 39,614 shares of the Company’s common stock, and Series A warrants to purchase 4,000,000 shares of the Company’s common stock (the “Series E A Warrants”) and Series B warrants to purchase 4,000,000 shares of common stock (the “Series E B Warrants” and together with the Series E A Warrants, the “Series E PIPE Warrants”).

See “Business—Background” for more information regarding the Merger, the Exok Transaction and related events in 2023.

Reverse Stock Split

On October 16, 2023, the Company effected the Reverse Stock Split at an exchange ratio of 1:28.5714286. Unless otherwise noted, all per share and share amounts presented herein have been retroactively adjusted for the effect of the Reverse Stock Split.

Cryptocurrency Mining Operations and Sale

For the year ended December 31, 2023, we generated all of our revenue through our cryptocurrency mining activities. During 2023, our cryptocurrency mining activities consisted of engaging Atlas Power Hosting, LLC (“Atlas”) to operate our cryptocurrency mining assets, some of which were owned by Creek Road prior to the Merger and others that we acquired following the Merger. Pursuant to the Atlas MSA, we did not own, control or take custody of Bitcoin during 2023; rather, Atlas retained all Bitcoin rewards and remitted net revenue from cryptocurrency mining to us in the form of US dollars pursuant to the Atlas MSA. Since the Merger was accounted for as a reverse asset acquisition, our cryptocurrency mining operations are reported as commencing on May 3, 2023, concurrent with the Merger and prior revenues and expenses of Creek Road related to cryptocurrency mining activities are not presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or the accompanying financial statements.

On January 23, 2024, we completed the Crypto Sale, pursuant to which we sold all of our cryptocurrency assets and assigned our interests under the Atlas MSA to the Crypto Purchaser. Accordingly, we do not expect to engage in cryptocurrency mining activities in 2024 or thereafter. This disposition did not meet the requirements of held for sale classification at December 31, 2023, but will require presentation as discontinued operations in prospective financial statements. We expect to recognize a loss of $1.1 million in conjunction with this disposition. See “Business—Sale of Crypto Assets” for more information about the sale of our cryptocurrency assets and assignment of the Atlas MSA.

NRO Acquisition

On January 11, 2024, we entered into the NRO Agreement, to acquire the Central Weld Assets for total consideration of $94.5 million, subject to certain closing price adjustments and other customary closing conditions. The Purchase Price consists of $83.0 million in cash and $11.5 million in deferred cash payments. The Company deposited $9 million of the Purchase Price into an escrow account on January 11, 2024, which will be released to Seller upon the earlier of the closing date and August 15, 2024 (the “Outside Date”). Portions of the Deposit are subject to earlier release under certain circumstances if the closing has not occurred on or prior to June 17, 2024. See “Business—Recent Developments—NRO Acquisition” for a description of the NRO Agreement. We expect to fund the transaction through a combination of public and/or private issuance of common stock, cash on hand, and proceeds from existing warrant exercises. While we expect to close the NRO Acquisition in the first half of 2024, such acquisition is subject to a number of closing conditions. Satisfaction of some of these conditions is beyond our control. If these conditions are not satisfied or waived, the NRO Acquisition will not be completed. See “Risk Factors—Risks Related to the NRO Acquisition.”

Liquidity

The Company had a net loss of $79.1 million for the year ended December 31, 2023 and working capital (defined as current assets less current liabilities) of $8.1 million at December 31, 2023. Cash and cash equivalents totaled $13.0 million at December 31, 2023. Our current working capital decreased upon the $9.9 million deposit payment associated with the NRO Agreement and acquisition of the Genesis Bolt-on Assets and is expected to further decrease in the future due to expenses incurred in connection with our business and until revenue is recognized from our E&P business and/or we raise additional capital through the exercise of existing warrants or through the public and/or private markets. We cannot predict if we will be profitable in the near future, or ever. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. See “—Liquidity and Capital Resources,” “Risk Factors—We will require significant additional capital to fund our growing operations; we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations,” “Risk Factors—We have historically incurred significant losses, and may be unable to generate profitability. Our ability to successfully operate and expand our business is dependent on the consummation of the NRO Acquisition or our ability to raise additional capital to support our drilling program on our existing assets,” and “Risk Factors—We will require significant additional capital to fund our growing operations; we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations” for more information.

Results of Operations

	Year Ended December 31, 2023	June 7, 2022 (date of inception) through December 31, 2022
Revenue	$1,545,792	$—
Operating costs and expenses	(35,137,222)	(461,520)
Loss from operations	$(33,591,430)	$(461,520)

Loss from operations

Loss from operations increased $33.2 million for the year ended December 31, 2023, compared to the period from June 7, 2022 (date of inception) through December 31, 2022. The $1.5 million increase in cryptocurrency mining revenues resulting from the commencement of such operations upon the Merger was more than offset by a $34.7 million increase in operating costs and expenses, as discussed below.

Operating Costs and Expenses

	Year Ended December 31, 2023	June 7, 2022 (date of inception) through December 31, 2022
Cryptocurrency mining costs	$548,617	$—
Depreciation, depletion and amortization	983,788	—
General and administrative	16,269,045	461,520
Impairment of cryptocurrency mining equipment	17,072,015	—
Exploration	263,757	—
Total operating expenses	$35,137,222	$461,520

Operating costs and expenses increased $34.7 million for the year ended December 31, 2023 compared to the period from June 7, 2022 (date of inception) to December 31, 2022.

Cryptocurrency mining. The increase in cryptocurrency mining costs of $0.5 million for the year ended December 31, 2023 over the period from June 7, 2022 (date of inception) to December 31, 2022, respectively, is due to the commencement of cryptocurrency operations upon the Merger.

Depreciation, depletion and amortization. The increase of $1.0 million in depreciation, depletion and amortization (“DD&A”) for the year ended December 31, 2023 over the period from June 7, 2022 (date of inception) to December 31, 2022 is due to the commencement of cryptocurrency operations upon the Merger. There was no DD&A associated with E&P for any of the respective periods.

General and administrative. General and administrative expenses for the year ended December 31, 2023 increased $15.8 million over the period from June 7, 2022 (date of inception) to December 31, 2022. This was primarily due to employment and benefit costs of $4.5 million, stock-based compensation of $3.0 million, investor relations costs of $2.8 million, legal and accounting costs of $1.8 million, Board fees and expenses $1.0 million, professional services of $0.6 million, insurance of $0.4 million and other costs of $1.7 million.

Impairment of cryptocurrency mining equipment. The impairment of $17.1 million for the year ended December 31, 2023 is due to the $16.6 million adjustment required to write-off the excess of the allocated purchase price of the Merger over the fair value of the acquired net assets, the subsequent write-off of $0.2 million shipping and customs fees incurred on cryptocurrency miners after the Merger and $0.3 million for impairment of the remaining mobile data centers and deposits on mobile data centers at December 31, 2023.

Exploration. The increase in exploration expenses of $0.3 million for the year ended December 31, 2023 over the period from June 7, 2022 (date of inception) to December 31, 2022 is due to delay rentals incurred on oil and gas leases. There were no such costs in 2022.

Other income and expenses

	Year Ended December 31, 2023	June 7, 2022 (date of inception) through December 31, 2022
Interest income	$248,073	$—
Interest expense	(121,834)	—
Loss on adjustment to fair value – warrant liabilities	(39,797,994)	—
Loss on adjustment to fair value - AR Debentures	(3,790,428)	—
Loss on adjustment to fair value - Obligation Shares	(1,477,103)	—
Liquidated damages	(548,144)	—
Total other income (expense)	$(45,487,430)	$—

Interest income. Interest income for the year ended December 31, 2023 increased $0.2 million compared to the period from June 7, 2022 (date of inception) to December 31, 2022. This increase was entirely due to interest earned on our cash balance in the current period and not in the prior year period.

Interest expense. Interest expense for the year ended December 31, 2023 increased $0.1 million compared to the period from June 7, 2022 (date of inception) to December 31, 2022. This increase was entirely due to interest on the AR Debentures and SBA loan resulting from the Merger and certain financing costs incurred in 2023.

Loss on adjustment to fair value – warrant liabilities. The loss for the year ended December 31, 2023 increased $39.8 million compared to the period from June 7, 2022 (date of inception) to December 31, 2022. This increase was entirely due to the change in fair value of warrant liabilities that were reclassified from and to permanent equity during the period. The change in fair value was due to the increase in the share price of the Company’s common stock.

Loss on adjustment to fair value - AR Debentures. The loss for the year ended December 31, 2023 increased $3.8 million compared to the period from June 7, 2022 (date of inception) to December 31, 2022. These increases were entirely due to the change in fair value of the AR Debentures from the Merger through the date of their conversion in October 2023. The change in fair value was primarily due to the increase in the share price of the Company’s common stock.

Loss on adjustment to fair value - Obligation Shares. The loss for the year ended December 31, 2023 increased $1.5 million compared to the period from June 7, 2022 (date of inception) to December 31, 2022, respectively. This increase was entirely due to the change in fair value of the Obligation Shares (as defined herein) liability from the Merger through issuance of the Obligation Shares in September 2023. The change in fair value was due to the increase in the share price of the Company’s common stock.

Liquidated damages. Liquidated damages of $0.5 million were recorded for the year ended December 31, 2023 as a result of the registration statement registering the resale of certain shares of the Company’s common stock and shares of common stock underlying the Series D Preferred Stock and Series D PIPE Warrants having not been declared effective within the timeframe required under the related registration rights agreement. There were no such costs in 2022.

Liquidity and Capital Resources

Overview

Our E&P activities will require us to make significant operating and capital expenditures. In 2023, our primary sources of liquidity were the Series D PIPE and the Series E PIPE, which funded the purchase of the Initial Genesis Assets and working capital, as well as proceeds from the exercise of warrants, which funded, among other things, working capital and the deposit for the NRO Acquisition in 2024. Since we sold our only revenue-generating assets in January 2024 and do not yet have any operating E&P assets, we will require additional capital to fund our development program and operations. Our primary uses of cash have been for the acquisition and development of oil and natural gas properties and payments of general, administrative and operating costs.

In addition, in order to close the NRO Acquisition, we will need to raise $74 million in cash, subject to customary closing adjustments. We do not currently have sufficient cash or committed capital to close the NRO Acquisition. While we are seeking to raise the necessary capital through an offering of common stock, there is no assurance that we will be successful in raising sufficient funds from the proposed offering or through other sources. If we are unable to raise sufficient funds to close the NRO Acquisition, or if we are unable to close the acquisition for other reasons, we will need to seek other sources of capital to fund our development activity and operations until our other E&P assets are generating revenues. Under certain circumstances, if we are unable to close the NRO Acquisition, we would lose the deposit. See “Risk Factors – We do not currently have sufficient funds or committed financing necessary to consummate the NRO Acquisition and the NRO Agreement does not include a financing condition.”

We do not currently have significant capital commitments outside of the NRO Acquisition. However, even if we are able to close the NRO Acquisition, we expect that we will need to access additional capital through public and/or private markets in order to fund our E&P development and strategy. The availability of such additional capital is subject to numerous factors including prices of oil and natural gas and the overall health of the U.S. and global economic environment and are largely outside of the control of the Company. There can be no assurance that the Company can obtain such additional capital. The amount and allocation of future capital expenditures will depend upon a number of factors, including the amount and timing of cash flows from operations, investing and financing activities, and timing and cost of additional capital sources.

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

We expect to continue funding our business and strategic plans with cash on hand and proceeds from exercises of warrants, if any. Currently, we have no debt outstanding. We expect to enter into a revolving credit facility primarily to support our hedging program, but we do not intend to utilize such facility to fund our drilling program. We believe our approach to leverage will permit us to grow production while mitigating adverse impacts of commodity price volatility. We expect that limiting our use of leverage will provide flexibility to slow our development pace when commodity prices are not supportive and to accelerate when prices rise. In the near term, we intend to primarily deploy our cash flow towards development.

Working Capital

We define working capital as current assets less current liabilities. At December 31, 2023 we had working capital of $8.1 million and at December 31, 2022 we had a working capital deficit of $2.1 million. Our current working capital decreased upon the deposit payment associated with the NRO Agreement and is expected to further decrease in the future due to expenses incurred in connection with our business and until revenue is recognized from our E&P business and/or we raise additional capital through the exercise of existing warrants or through the public and/or private markets. Cash and cash equivalents totaled $13.0 million and $0.1 million at December 31, 2023 and December 31, 2022, respectively.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31, 2023	June 7, 2022 (date of inception) through December 31, 2022
Net cash used in operating activities	$(11,940,855)	$(155)
Net cash used in investing activities	(23,684,302)	—
Net cash provided by financing activities	48,582,262	80,000
Net increase in cash and cash equivalents	12,957,105	79,845
Cash and cash equivalents, beginning of period	79,845	—
Cash and cash equivalents, end of period	$13,036,950	$79,845

Analysis of Cash Flow Changes for the Year Ended December 31, 2023 and Period from June 7, 2022 (date of inception) through December 31, 2022

Operating Activities

Net cash used in operating activities was $11.9 million for the year ended December 31, 2023, compared to $0.0 million in the prior year period. The increase resulted primarily from a net loss of $79.1 million, which was partially offset by the add back for non-cash expenses for the impairment of cryptocurrency mining equipment of $17.1 million, losses on adjustment to fair value of certain financial instruments of $45.1 million, stock based compensation expense of $2.9 million, change in working capital of $1.1 million and depreciation and amortization expense of $1.0 million.

Net cash used in operating activities for the period from June 7, 2022 (date of inception) to December 31, 2022 was related to bank charges and is reflective of the Company’s limited activity initially after its formation.

Investing Activities

Net cash used in investing activities was $23.7 million for the year ended December 31, 2023 and primarily resulted from the $21.2 million acquisition of unproved oil and gas properties, cash paid in the reverse asset acquisition, net of cash received of $2.0 million and capital investments of $0.4 million.

There was no cash used in or provided by investing activities for the period from June 7, 2022 (date of inception) to December 31, 2022 reflective of the Company’s limited activity initially after formation.

Financing Activities

Net cash provided by financing activities was $48.6 million for the year ended December 31, 2023, compared to $0.1 million for the period from June 7, 2022 (date of inception) to December 31, 2022, and primarily resulted from $17.4 million of proceeds from the Series D PIPE, $20.0 million from the Series E PIPE, and $12.5 million from the exercise of warrants, partially offset by financing costs of $1.1 million and $0.2 million from the payoff of the SBA loan.

Going Concern Analysis

The Company had a net loss of $79.1 million for the year ended December 31, 2023. We cannot predict if we will be profitable in the near future, or ever. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. At December 31, 2023, we had cash and cash equivalents of $13.0 million, working capital of $8.1 million, and an accumulated deficit of $78.9 million.

Subsequent to December 31, 2023, our cash and cash equivalents were reduced by $9.9 million due to the Deposit and Genesis Bolt-on Assets. We expect that our cash balance will decline until we are able to obtain financing through public or private capital markets and/or upon the exercise of common stock warrants. As of December 31, 2023, the Company had common stock warrants with exercise prices of $6.00 per share of common stock and expiring through August 2024 (see Note 15) that, if all were exercised, would represent cash proceeds to the Company of approximately $32.4 million. Based on recent and current prices of the Company’s common stock, the Company expects such warrants to be exercised. The Company received $1.2 million of cash proceeds from such warrant exercises in the period from January 1, 2024 through March 15, 2024. However, there is no assurance that the remainder of such common stock warrants will ultimately be exercised.

The assessment of liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company can meet its obligations and has adequate liquidity to operate. Significant assumptions used in the Company’s forecasted model of liquidity in the next 12 months include our current cash position and our ability to manage spending. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least the 12 months from the date the Company’s financial statements are issued.

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

Property and equipment

E&P. We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, expiration of unproved leasehold, delay rentals and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead and similar activities are also expensed as incurred. All property acquisition costs and development costs are capitalized when incurred.

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

Cryptocurrency Mining. Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 2 to 5 years. Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations.

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

As of December 31, 2023, the Company had no liability-classified warrants.

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

Commitments and Contingencies

The Company is subject to various litigation, claims and proceedings, that arise in the ordinary course of business. The Company recognizes a liability for such loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The outcomes of any such currently pending matters are not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

The Company’s cryptocurrency mining assets that were in service in 2023 were operated under the Atlas MSA, whereby Atlas hosted, operated, and managed the Company’s assets. The Company received payment in U.S. dollars for the net mining revenue representing the dollar value of the cryptocurrency award generated less power and other costs. The Company did not receive or own cryptocurrencies under this contract.

Cryptocurrency Mining Costs

The Company’s cryptocurrency mining costs consisted primarily of direct costs under the Atlas MSA, but exclude depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations.

Income taxes

We account for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At December 31, 2023, the Company had a full valuation allowance to offset its net deferred tax assets.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

PRAIRIE OPERATING CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Prairie Operating Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Prairie Operating, Co. (formerly known as Prairie Operating Co., LLC) and its subsidiaries (the Company), as of December 31, 2023 and 2022, the related consolidated statements of operations, members’ deficit/stockholders’ equity and cash flows for year ended December 31, 2023, and for the period from June 7, 2022 (date of inception) to December 31, 2022 and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023, and for the period from June 7, 2022 (date of inception) to December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Determine the Merger as an Asset Acquisition and Evaluate the Acquired Assets Value – Asset Acquisition of Creek Road Miners, Inc. – Refer to Note 1 and Note 3 to the financial statements

Critical Audit Matter Description

The Company’s merger with Creek Road Miners, Inc. was determined to be a reverse asset acquisition and resulted in Prairie Operating Co., LLC being the accounting acquirer. The Company used the cost accumulation method to determine the cost of the acquisition as well as determining the cost of the acquisition to be recorded as the acquired asset value.

Auditing the Company’s determination of the transaction as a reverse asset acquisition and evaluating the acquired assets value required auditor judgment in assessing and concluding the appropriateness of management determinations that the transaction is not a business combination but rather a reverse asset acquisition as well as determining the cost of the acquisition to be recorded as the acquired asset value.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that the Creek Road Miners, Inc. merger transaction is a reverse asset acquisition and evaluating the acquired assets value included the following, among others:

●	We read the Amended and Restated Agreement and Plan of Merger to identify and assess the relevant terms and conditions to evaluate the appropriateness of management’s accounting treatment.

●	We evaluated the appropriateness of management’s determination that the transaction is a reverse asset acquisition by assessing the reasonableness of the qualitative and quantitative considerations utilized in determining that the assets acquired and liabilities assumed do not constitute a business (does not have inputs, processes and outputs) and that Prairie Operating Co., LLC is considered the accounting acquirer.

●	We evaluated management’s determination of the acquired assets value by assessing the appropriateness of the cost accumulation method used by management and by evaluating the appropriateness of management’s conclusion that the fair value of the consideration paid will be based on the fair value of the common stock retained by Creek Road Miners, Inc. stockholders, Series D Preferred Stock issued and transaction costs.

Fair Value – Financial Instruments (AR Debentures and Series D Preferred Stock) - Refer to Note 2, Note 3, Note 8 and Note 10 to the financial statements

Critical Audit Matter Description

As described in Note 3 to the financial statements, the Company issued 4,432 shares of Series D Preferred Stock as consideration in the merger transaction with Creek Road Miners, Inc. The Company utilized a complex valuation technique with unobservable inputs to determine the fair value of the Series D Preferred Stock. As described in Note 3, Note 8 and Note 10 to the financial statements, in connection with the merger transaction with Creek Road Miners, Inc., the Company assumed AR Debentures in an aggregate principal amount of $2.0 million. The Company determined that the AR Debentures contained certain features that required bifurcation and separate accounting as embedded derivatives. The Company elected to measure the AR Debentures in their entirety at fair value.

The principal consideration for our determination that the valuation of the AR Debentures and Series D Preferred Stock is a critical audit matter are the significant judgments by management necessary in the selection of valuation techniques and assumptions with significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and inputs.

How We Addressed the Matter in Our Audit

Our audit procedures related to the valuation of the AR Debentures and Series D Preferred Stock included the following, among others:

●	We obtained an understanding of the design of the Company’s controls over the valuation of the AR Debentures and Series D Preferred Stock, including controls over management’s review of the valuation model and the significant assumptions used in determining their fair values.

●	With the assistance of a third-party valuation specialist, we audited the fair value of the embedded conversion option and warrant liability, valuation methodology, and key assumptions used in determining the fair value of the AR Debentures and Series D Preferred Stock by:

○	Evaluating the appropriateness of the valuation model and techniques used in determining fair value;

○	Assessing that the significant valuation assumption inputs of implied volatility and yield are consistent with those that would be used by market participants through the testing of source information, checking the mathematical accuracy of the calculation, and developing independent estimates and comparing to those selected by management, where applicable; and

○	Recalculation of the fair value determined by management to verify its reasonableness.

●	We audited the completeness and accuracy of the underlying data supporting the significant valuation assumption inputs.

/s/ Ham, Langston and Brezina, L.L.P.

We have served as the Company’s auditor since 2023.

Houston, Texas
March 18, 2024

Prairie Operating Co. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$13,036,950	$79,845
Accounts and other receivable	329,750	—
Prepaid expenses	164,391	—
Total current assets	13,531,091	79,845
Property and equipment:
Oil and natural gas properties, successful efforts method of accounting ($28,705,404 excluded from amortization at December 31, 2023)	28,705,404	—
Cryptocurrency mining equipment	4,293,422	—
Less: Accumulated depreciation, depletion and amortization	(1,111,115)	—
Total property and equipment, net	31,887,711
Operating lease assets	155,253	—
Deferred transaction costs	108,956	1,760,665
Total assets	$45,683,011	$1,840,510
Liabilities and Members’ Deficit/Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,374,494	$2,219,946
Accrued interest and expenses – related parties	—	2,084
Operating lease liabilities, current	41,890	—
Total current liabilities	5,416,384	2,222,030
Long-term liabilities:
Operating lease liabilities, long-term	93,816	—
Total long-term liabilities	93,816	—
Total liabilities	5,510,200	2,222,030
Commitments and contingencies (Note 11)
Members’ deficit	—	(381,520)
Stockholders’ equity:
Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized and 20,627 shares issued and outstanding at December 31, 2023; zero shares authorized, issued and outstanding at December 31, 2022	206	—
Series E convertible preferred stock; $0.01 par value; 50,000 shares authorized and 20,000 shares issued and outstanding at December 31, 2023; zero shares authorized, issued and outstanding at December 31, 2022	200	—
Common stock; $0.01 par value; 500,000,000 shares authorized and 9,826,719 shares issued and outstanding at December 31, 2023; zero shares authorized, issued and outstanding at December 31, 2022	98,267	—
Additional paid-in capital	118,927,814	—
Accumulated deficit	(78,853,677)	—
Total stockholders’ equity	40,172,811	—
Total liabilities and members’ deficit/stockholders’ equity	$45,683,011	$1,840,510

See notes to consolidated financial statements

Prairie Operating Co. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31, 2023	June 7, 2022 (date of inception) through December 31, 2022
Revenue:
Cryptocurrency mining	$1,545,792	$—
Operating costs and expenses:
Cryptocurrency mining costs	548,617	—
Depreciation and amortization	983,788	—
General and administrative	16,269,045	461,520
Impairment of cryptocurrency mining equipment	17,072,015	—
Exploration	263,757	—
Total operating expenses	35,137,222	461,520
Loss from operations	(33,591,430)	(461,520)
Other income (expense):
Interest income	248,073	—
Interest expense	(121,834)	—
Loss on adjustment to fair value – warrant liabilities	(39,797,994)
Loss on adjustment to fair value – AR Debentures	(3,790,428)	—
Loss on adjustment to fair value – Obligation Shares	(1,477,103)	—
Liquidated damages	(548,144)	—
Total other income (expense)	(45,487,430)	—
Loss from operations before provision for income taxes	(79,078,860)	(461,520)
Provision for income taxes	—	—
Net loss	$(79,078,860)	$(461,520)
Loss per common share:
Basic	$(16.51)	$—
Diluted	$(16.51)	$—
Weighted average common shares outstanding:
Basic	4,788,412	—
Diluted	4,788,412	—

See notes to consolidated financial statements

Prairie Operating Co. and Subsidiaries

Consolidated Statements of Members’ Deficit/Stockholders’ Equity

		Mezzanine Equity				Shareholders’ Equity
		Series D Preferred Stock Par value $0.01		Series E Preferred Stock Par value $0.01		Series D Preferred Stock Par value $0.01		Series E Preferred Stock Par value $0.01		Common stock Par value $0.01
	Members’ Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, June 7, 2022 (date of inception)
Capital contributions	$80,000	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss for the period from June 7, 2022 (date of inception) to December 31, 2022	(461,520)	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2022	(381,520)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss from January 1, 2023 through May 3, 2023	(225,185)	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of membership interests	606,705	—	—	—	—	—	—	—	—	2,297,668	22,977	(629,682)	—	(606,705)
Issuance of common stock to former stockholders of Creek Road Miners upon Merger	—	—	—	—	—	—	—	—	—	3,860,898	38,609	9,889,653	—	9,928,262
Issuance of Series D to PIPE investors, net of issuance costs	—	—	—	—	—	17,376	174	—	—	—	—	16,447,475	—	16,447,649
Issuance to holders of Convertible Debentures for settlement of Creek Road Miners liabilities	—	—	—	—	—	4,423	44	—	—	—	—	3,209,152	—	3,209,196
Issuance of common stock and warrants in conjunction with purchase of Exok Option assets	—	—	—	—	—	—	—	—	—	670,499	6,705	7,282,787	—	7,289,492
Issuance of Series E preferred stock, warrants and common stock net of issuance cost	—	—	—	—	—	—	—	20,000	200	39,614	396	19,833,811	—	19,834,407
Reclassification (Note 14)	—	21,799	21,799,032	20,000	19,999,980	(21,799)	(218)	(20,000)	(200)	—	—	(67,681,928)	—	(67,682,346)
Issuance of Obligation Shares	—	—	—	—	—	—	—	—	—	205,970	2,060	2,004,681	—	2,006,741
Conversion of AR Debentures	—	—	—	—	—	—	—	—	—	400,666	4,007	5,770,755	—	5,774,762
Reclassification (Note 14)	—	(21,799)	(21,799,032)	(20,000)	(19,999,980)	21,799	218	20,000	200	—	—	107,479,925	—	107,480,343
Conversion of Series D preferred stock	—	—	—	—	—	(1,172)	(12)	—	—	234,424	2,343	(2,331)	—	—
Issuance of common stock upon warrant exercise	—	—	—	—	—	—	—	—	—	2,116,980	21,170	12,428,830	—	12,450,000
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	2,894,686	—	2,894,686
Net loss from May 3, 2023 through December 31, 2023	—	—	—	—	—	—	—	—	—	—	—	—	(78,853,677)	(78,853,677)
Balance, December 31, 2023	$—	—	$—	—	$—	20,627	$206	20,000	$200	9,826,719	$98,267	$118,927,814	$(78,853,677)	$40,172,811

See notes to consolidated financial statements

Prairie Operating Co. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31, 2023	June 7, 2022 (date of inception) through December 31, 2022
Cash flow from operating activities:
Net loss	$(79,078,860)	$(461,520)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	983,788	—
Impairment of cryptocurrency mining equipment	17,072,015	—
Stock based compensation	2,894,686	—
Loss on adjustment to fair value – warrant liabilities	39,797,994	—
Loss on adjustment to fair value – AR Debentures	3,790,428	—
Loss on adjustment to fair value – Obligation Shares	1,477,103	—
Changes in operating assets and liabilities:
Accounts and other receivable	(321,736)	—
Prepaid expenses	(100,596)	—
Accounts payable and accrued expenses	1,562,826	461,365
Accrued interest and expenses – related parties	(2,084)	—
Other	(16,419)	—
Net cash used in operating activities	(11,940,855)	(155)
Cash flow from investing activities:
Acquisition of unproved oil and gas properties	(21,225,466)	—
Cash paid in reverse asset acquisition, net of cash received	(1,990,336)	—
Capital investments – E&P	(190,446)	—
Additions to mining equipment	(169,098)	—
Deferred transaction costs related to Nickel Road Asset Purchase	(108,956)	—
Net cash used in investing activities	(23,684,302)	—
Cash flow from financing activities:
Proceeds from the issuance of Series D preferred stock and warrants	17,376,250	—
Financing costs associated with issuance of Series D preferred stock and warrants	(928,395)	—
Proceeds from the issuance of Series E preferred stock, warrants and common stock	20,000,000	—
Proceeds from the exercise of Series D B warrants	12,450,000	—
Financing costs associated with issuance of Series E preferred stock, warrants and common stock	(165,593)	—
Payments on long-term debt	(150,000)	—
Proceeds from the sale of options	—	80,000
Net cash provided by financing activities	48,582,262	80,000
Net increase in cash and cash equivalents	12,957,105	79,845
Cash and cash equivalents, beginning of period	79,845	—
Cash and cash equivalents, end of period	$13,036,950	$79,845
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$120,767	$—
Supplemental disclosures of noncash investing and financing activity:
Deferred transaction costs associated with the Merger and Exok Transaction	$—	$1,350,744
Deferred transaction costs associated with the Series D PIPE	$—	$409,921
Cryptocurrency mining equipment and deposits acquired in the Merger	$20,760,560	$—
Secured convertible debentures assumed in the Merger	$1,981,000	$—
SBA loan payable acquired assumed in the Merger	$150,000	$—
Membership interests converted into shares of common stock	$(606,705)	$—
Common stock issued at Merger	$9,928,262	$—
Series D Preferred stock issued at Merger	$3,209,196	$—
Common stock and warrants issued in Exok option acquisition	$7,289,492	$—
Common stock issued in satisfaction of share issuance obligation	$2,006,741	$—
Common stock issued in conversion of AR Debentures	$5,774,761	$—
Reclassification of increase in value of warrant liabilities to equity	$39,797,994	$—

See notes to consolidated financial statements

Prairie Operating Co. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization, Description of Business and Basis of Presentation

Organization

On May 3, 2023, we changed our name from Creek Road Miners, Inc. to Prairie Operating Co. (the “Company,” “we,” “us” or “our”) in connection with the Merger (as defined below). The Company was incorporated in Delaware on May 2, 2001. The Company is an independent energy company engaged in oil, natural gas and NGLs development, exploration and production (“E&P”). The Company is also a crypto company focused on cryptocurrency mining. The Company operates in two segments: E&P and cryptocurrency mining.

The Merger Agreement and Related Transactions

On May 3, 2023, Prairie Operating Co., a Delaware corporation formerly named Creek Road Miners, Inc., completed its previously announced merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023 (the “Merger Agreement,” and the closing thereunder, the “Closing”), by and among the Company, Merger Sub and Prairie LLC, pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.” The Company traded under its former name and ticker symbol “CRKR” until October 16, 2023 and under “CRKRD,” a transitionary ticker symbol, until November 10, 2023. Our common stock (as defined below) began trading on the OTCQB under the symbol “PROP” on November 13, 2023. In December 2023, the Company received approval to list its shares of common stock on the Nasdaq Capital Market stock exchange (“Nasdaq”) and trading of the Company’s shares of common stock commenced on the Nasdaq on December 28, 2023.

On October 16, 2023, the Company effected the Reverse Stock Split at an exchange ratio of 1:28.5714286. Unless otherwise noted, all per share and share amounts presented herein have been retroactively adjusted for the effect of the Reverse Stock Split for all periods presented.

Upon the Merger, membership interests in Prairie LLC were converted into the right to receive each member’s pro rata share of 2,297,668 shares of common stock of the Company.

In addition, the Company consummated the previously announced purchase of oil and gas leases, including all of Exok, Inc.’s, an Oklahoma corporation (“Exok”), right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, from Exok for $3.0 million pursuant to the Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among the Company, Prairie LLC and Exok.

To fund the Exok Transaction, the Company received an aggregate of $17.4 million in proceeds from a number of investors (the “Series D PIPE Investors”), and the Series D PIPE Investors were issued Series D preferred stock, par value $0.01 per share (“Series D Preferred Stock”), with a stated value of $1,000 per share and convertible into shares of common stock at a price of $5.00 per share, and 100% warrant coverage for each of Series A warrants to purchase shares of common stock (the “Series D A Warrants”) and Series B warrants to purchase shares of common stock (the “Series D B Warrants” and together with the Series D A Warrants, the “Series D PIPE Warrants”), in a private placement pursuant (the “Series D PIPE”) to securities purchase agreements entered into with each Series D PIPE Investor.

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

Exok Option Purchase and Related Transactions

On August 14, 2023, Prairie LLC exercised its option in connection with the Exok Transaction and purchased oil and gas leases, including all of Exok’s right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, consisting of approximately 20,328 net mineral acres in, on and under approximately 32,695 gross acres from Exok (the “Exok Option Purchase”). The Company paid $18.0 million in cash to Exok and issued equity consideration to certain affiliates of Exok, consisting of (i) 670,499 shares of common stock and (ii) warrants providing the right to purchase 670,499 shares of common stock at $7.43 per share (the “Exok Warrants”).

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

Reverse Stock Split and Amendment to Certificate of Incorporation

On October 16, 2023, the Company effected the Reverse Stock Split at an exchange ratio of 1:28.5714286. The Company also changed its name from Creek Road Miners, Inc. to Prairie Operating Co. (the “Corporate Name Change”) and changed its ticker symbol from “CRKR” to “PROP” (the “Symbol Change”) on the OTCQB marketplace of OTC Markets. The Reverse Stock Split and the Corporate Name Change became effective on the OTCQB marketplace of OTC Markets on October 16, 2023. In connection with the Reverse Stock Split, Corporate Name Change and Symbol Change, the CUSIP number for the Company’s common stock changed to 739650109. Our common stock began trading on the OTCQB under the symbol “PROP” on November 13, 2023.

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

In December 2023, the Company received approval to list its shares of common stock on the Nasdaq Capital Market stock exchange (“Nasdaq”) and trading of the Company’s shares of common stock commenced on the Nasdaq on December 28, 2023.

Unless otherwise noted, all per share and common stock amounts have been retroactively adjusted for the effect of this Reverse Stock Split for all periods presented.

Description of Business

E&P

We are an independent oil and gas company focused on the acquisition and development of crude oil, natural gas and natural gas liquids. We currently hold acreage in the DJ Basin of Colorado that we intend to develop. In addition to growing production through our drilling operations, we also seek to grow our business through accretive acquisitions, including the acquisition of the Genesis Bolt-On Assets in February 2024 and the NRO Acquisition, which was signed in January 2024 (see Note 18).

Cryptocurrency Mining

Our mining operations commenced on May 3, 2023 concurrent with the Merger. In the year ended December 31, 2023, we generated all of our revenue through our cryptocurrency mining activities from assets we acquired in the Merger. On January 23, 2024, we closed the Crypto Sale in which we sold all of our Mining Equipment and our rights and obligations under the Atlas MSA. Accordingly, we currently do not expect to receive rewards in the form of cryptocurrency in the future. We do not own, control or take custody of Bitcoin. Atlas, our service provider, retained all Bitcoin rewards, deducted a hosting service fee from the monthly total mined currency produced by our miners and remitted the net mined currency to us in cash.

We exited cryptocurrency mining upon the January 2024 disposition of our cryptocurrency mining equipment (see Note 18).

Basis of Presentation

The consolidated financial statements included in this Annual Report present the Company’s financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company evaluates subsequent events through the date the financial statements are issued.

Going Concern Analysis

The Company had a net loss of $79.1 million for the year ended December 31, 2023. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. At December 31, 2023, we had cash and cash equivalents of $13.0 million, working capital of $8.1 million, and an accumulated deficit of $78.9 million.

Subsequent to December 31, 2023, our cash and cash equivalents were reduced by $9.9 million due to the payment of the Deposit in connection with the NRO Acquisition and the purchase of the Genesis Bolt-on assets (see Note 18). We expect that our cash balance will decline until we are able to obtain financing through public or private capital markets and/or upon the exercise of common stock warrants. As of December 31, 2023, the Company had common stock warrants with exercise prices of $6.00 per share of common stock and expiring through August 2024 (see Note 15) that, if all were exercised, would represent cash proceeds to the Company of approximately $32.4 million. Based on recent and current prices of the Company’s common stock, the Company expects such warrants to be exercised. The Company has received $1.2 million of cash proceeds from such warrant exercises in the period from January 1, 2024 through March 15, 2024. However, there is no assurance that the remainder of such common stock warrants will ultimately be exercised.

The assessment of liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company can meet its obligations and has adequate liquidity to operate. Significant assumptions used in the Company’s forecasted model of liquidity in the next 12 months include our current cash position and our ability to manage spending. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least 12 months from the date the Company’s financial statements are issued.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

All of the Company’s revenue for the year ended December 31, 2023 was generated from its cryptocurrency mining business under a contract with Atlas (described below). We were wholly reliant on Atlas to operate our miners on a daily basis.

The Company does not anticipate incurring any losses related to these credit risks.

Cash and Cash Equivalents

Cash and cash equivalents are defined by the Company as short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash. Management considers cash and cash equivalents to have minimal credit and market risk. The Company had $13.0 million and $79,845 in cash and cash equivalents as of December 31, 2023 and December 31, 2022, respectively.

Accounts Receivable

Accounts receivable represents revenue recognized, but for which payment has not yet been received. All of the Company’s accounts receivable at December 31, 2023 is from Atlas. No allowance for doubtful accounts was recorded as of December 31, 2023 and December 31, 2022.

Property and equipment

E&P. We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, expiration of unproved leasehold, delay rentals and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead and similar activities are also expensed as incurred. All property acquisition costs and development costs are capitalized when incurred.

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

Cryptocurrency Mining. Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 2 to 5 years. Leasehold improvements are amortized over the shorter of the useful lives of the related assets, or the lease term. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the consolidated statements of operations.

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

Leases

The Company determines if a contract contains a lease at its inception or as a result of an acquisition. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. A right-of-use asset and corresponding lease liability are recognized on the balance sheet at commencement at an amount based on the present value of the remaining lease payments over the lease term as determined using the implicit rate of the lease. Operating right-of-use assets and operating lease liabilities are presented separately on the consolidated balance sheet. The Company does not have any finance leases as of December 31, 2023. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis, and variable lease payments are recognized in the period as incurred.

Certain leases contain both lease and non-lease components. The Company has chosen to account for the lease and non-lease components separately.

The Company leases office space and vehicles under non-cancelable operating leases expiring through 2027. Certain lease agreements include options to renew the lease, early terminate the lease or purchase the underlying asset(s). The Company determines the lease term at the lease commencement date as the non-cancelable period of the lease, including options to extend or terminate the lease when such an option is reasonably certain to be exercised.

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

As of December 31, 2023 and 2022, the Company had no liability-classified warrants. See Note 14 for additional information.

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

Income taxes

We account for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their respective tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At December 31, 2023, the Company had a full valuation allowance to offset its net deferred tax assets. Prairie LLC was a flow-through entity not subject to income taxes as of December 31, 2022 and for the period from June 7, 2022 (date of inception) through December 31, 2022.

Earnings (Loss) Per Common Share

The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our Series D Preferred Stock and Series E Preferred Stock are participating securities. These participating securities do not have a contractual obligation to share in the Company’s losses. Therefore, in periods of net loss, no portion of such losses are allocated to participating securities.

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding each period. Dilutive EPS is calculated by dividing adjusted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding each period, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) Series D Preferred Stock, (ii) Series E Preferred Stock (iii) warrants for common stock and (iv) exercisable common stock options. Diluted EPS reflects the dilutive effect of the participating securities using the two-class method or the treasury stock method, whichever is more dilutive.

Basic and diluted earnings (loss) attributable to common stockholders is the same for the year ended December 31, 2023 because the Company has only incurred losses and all potentially dilutive securities are anti-dilutive. Potentially dilutive securities that were not included in the computation of diluted earnings (loss) attributable to common stockholders at December 31, 2023 because their inclusion would be anti-dilutive are as follows:

Potentially Dilutive Security	Quantity	Stated Value Per Share	Total Value or Stated Value	Assumed Conversion Price	Resulting Common Shares
Merger Options and restricted stock units(1)	8,547,574	$—	$—	$—	547,574
Common stock warrants	386,569,653	—	—	—	13,529,938
Series D preferred stock	20,627	1,000	20,627,130	5.00	4,125,426
Series E preferred stock	20,000	1,000	20,000,000	5.00	4,000,000

Total					22,202,938

(1)	Not exercisable or vested as of December 31, 2023 (see Notes 15 and 16).

For the period ended December 31, 2022, there were no potentially dilutive units exercisable and outstanding.

Share sequencing

During the year ended December 31, 2023 and without consideration of the Reverse Stock Split, there were insufficient authorized and unissued shares of common stock for the Company to satisfy all of its commitments to deliver shares. The Company adopted a sequencing policy to determine how to allocate authorized and unissued shares among commitments to deliver shares pursuant to ASC 815-40. The sequence is based upon reclassifying securities with the latest maturity date first. The sequencing order during the year ended December 31, 2023 and its effects are further described in Note 14.

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

Note 3. Purchase Price Allocation

Under the terms of the Merger, the Company issued 2,297,668 shares of common stock to the members of Prairie LLC in exchange for all of the membership interests of Prairie LLC. Additionally and as a condition of the Merger, 4,423 shares of Series D Preferred Stock were issued to holders of the AR Debentures.

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

The total purchase price and allocated purchase price is summarized as follows:

Number of shares of common stock of the combined company owned by the Company’s stockholders immediately prior to the merger (1)	3,860,898
Multiplied by the fair value per share of common stock (2)	$2.57
Fair value of the Company’s pre-Merger common stock	9,928,262

Number of shares of Series D Preferred Stock issued to effectuate the Merger	4,423
Multiplied by the fair value per share (3)	$725.57
Fair value of Series D Preferred Stock issued as consideration	3,209,196

Prairie LLC Transaction costs (4)	2,032,696
Purchase price	$15,170,154

(1)	Represents the historical shares of the common stock outstanding immediately prior to the Closing of the Merger on May 3, 2023.

(2)	Based on the last reported sale price of the common stock on OTC Capital Markets on May 3, 2023, the closing date of the Merger (the “Closing Date”).

(3)	Fair value calculated as described above on May 3, 2023.

(4)	Prairie LLC transaction costs consist primarily of legal expenses incurred by Prairie LLC. The transaction costs have been reflected as an increase in the purchase price.

The purchase price for the Merger was allocated to the net assets acquired on the basis of relative fair values. The fair values of the current assets acquired and current liabilities (excluding the convertible debentures) assumed in the Merger were determined to approximate carrying value due to their short-term nature. The fair values of the mining equipment were determined using estimated replacement values of the same or similar equipment and, as such, are Level 3 fair value calculations. The fair value of the secured convertible debentures was calculated as described above. The fair value of the share issuance liability was calculated based on the quoted price of the Company’s common stock and, as such, is a Level 1 measurement on the fair value hierarchy. The following summarizes the allocation of the purchase price to the net assets acquired.

Purchase Price Allocation:	May 3, 2023
Cash and cash equivalents	$42,360
Accounts receivable	8,014
Prepaid expenses	63,795
Mining equipment (1)	18,140,874
Deposits on mining equipment	2,928,138
Accounts payable and accrued expenses	(3,352,389)
Secured convertible debentures	(1,981,000)
SBA loan payable	(150,000)
Share issuance liability	(529,638)
Net assets acquired	$15,170,154

(1)	In accordance with GAAP for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed to the property and equipment acquired. See Note 4 for additional discussion of the subsequent impairment recognized.

Note 4. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
E&P
Proved properties	$—	$—
Unproved properties	28,705,404	—
Total capitalized costs	28,705,404	—
Less: Accumulated depreciation, depletion and amortization	—	—
Net capitalized costs	$28,705,404	$—

Cryptocurrency Mining
Cryptocurrency miners	$4,146,687	$—
Mobile data centers	146,735	—
Total	4,293,422	—
Less: Accumulated depreciation	(1,111,115)	—
Net, property and equipment	$3,182,307	$—

On August 15, 2023, the Company exercised its option under the Exok Transaction to purchase approximately 20,328 net mineral acres in, on and under approximately 32,695 additional gross acres from Exok (the “Exok Option Assets”). The acquisition cost of this acreage was $25.3 million consisting of (i) $18.0 million in cash (the “Cash Consideration”), (ii) issuance of 670,499 shares of the Company’s common stock and Exok Warrants to purchase 670,499 shares of common stock for an aggregate value of $7.3 million, and (iii) direct transaction costs. The Cash Consideration was funded from the Series E PIPE (see Note 13).

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

Note 5. Deposits on Cryptocurrency Mining Equipment

Deposits on cryptocurrency mining equipment, consisted of the following:

	Cryptocurrency Miners	Mobile Data Centers	Total
December 31, 2022	$—	$—	$—
Deposits acquired upon Merger	2,778,138	150,000	2,928,138
Deposits on equipment during the period	—	—	—
Equipment delivered and transferred to mining equipment	(2,778,138)	—	(2,778,138)
Impairment	—	(150,000)	(150,000)
December 31, 2023	$—	$—	$—

All deposits resulted from the Merger and there were no such deposits as of December 31, 2022.

Note 6. Accounts Payable and Accrued Expenses

The following table provides detail of the Company’s accounts payable and accrued expenses for the periods presented:

	December 31, 2023	December 31, 2022
Accounts payable	$2,295,575	$—
Accrued legal and accounting fees	200,641	2,219,646
Incentive compensation	1,925,191	—
Other	953,087	300
Accounts payable and accrued expenses	$5,374,494	$2,219,946

Note 7. Related Party Transactions

Merger Consideration

At the effective time of the Merger (the “Effective Time”), Edward Kovalik (Chief Executive Officer and Chairman) and Gary C. Hanna (President and Director) were each issued 1,148,834 shares of common stock as merger consideration pursuant to the Merger Agreement.

Series D PIPE

Bristol Investment Fund, Ltd. (“Bristol Investment Fund”), an entity affiliated with Paul L. Kessler, a director of the Company, purchased $1,250,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea Ventures LLC, an entity affiliated with Jonathan H. Gray, a director of the Company, purchased $750,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE Transaction. First Idea International Ltd. (included with First Idea Ventures LLC, “the First Idea Entities”), an entity affiliated with Jonathan H. Gray, purchased $254,875 of Series D Preferred Stock and Series D PIPE Warrants from another holder.

Liquidated damages of $548,144 were paid under the registration rights agreement associated with the Series D PIPE for the year ended December 31, 2023. Of this total, $46,229 was paid to Bristol Investment Fund and $31,767 was paid to the First Idea Entities.

Stockholders Agreement

Prior to the Effective Time, the Company, Bristol Capital Advisors, LLC (“Bristol Capital Advisors”), Paul L. Kessler, Gary C. Hanna and Edward Kovalik entered into a Stockholders Agreement (the “Stockholders Agreement”) pursuant to which the parties agreed to use reasonable best efforts, including taking certain necessary actions, to cause the board of directors of the Company (the “Board”) to cause certain nominees to be elected to serve as a director on the Board under the following conditions: (i) one nominee designated by Bristol Capital Advisors and Paul L. Kessler, collectively, so long as Bristol Capital Advisors, Paul L. Kessler and their respective affiliates collectively beneficially own at least 50% of the number of shares of common stock collectively beneficially owned by such parties on the Closing Date and (ii) (A) four nominees designated by Gary C. Hanna and Edward Kovalik (the “Prairie Members”) so long as the Prairie Members and their affiliates collectively beneficially own at least 50% of the number of shares of common stock collectively beneficially owned by such parties on the Closing Date; (B) three nominees designated by the Prairie Members so long as the Prairie Members and their affiliates collectively beneficially own at least 40% (but less than 50%) of the number of shares of common stock collectively beneficially owned by such parties on the Closing Date; (C) two nominees designated by the Prairie Members so long as the Prairie Members and their affiliates collectively beneficially own at least 30% (but less than 40%) of the number of shares of common stock collectively beneficially owned by such parties on the Closing Date; or (D) one nominee designated by the Prairie Members so long as the Prairie Members and their affiliates collectively beneficially own at least 20% (but less than 30%) of the number of shares of common stock collectively beneficially owned by such parties on the Closing Date.

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

Amended and Restated Non-Compensatory Option Agreement

Upon consummation of the Merger, the Company assumed and converted options to purchase membership interests of Prairie LLC outstanding and unexercised as of immediately prior to the Merger into non-compensatory options to acquire an aggregate of 8,000,000 shares of common stock for $7.14 per share, which are only exercisable if specific production hurdles are achieved, and the Company entered into option agreements with each of Gary C. Hanna, Edward Kovalik, Paul Kessler and BOKA Energy LP, a third-party investor (the “Option Agreements”) as further described in Note 15.

On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital and Georgina Asset Management entered into a non-compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of the Sellers agreed to sell to Georgina Asset Management, Non-Compensatory Options to acquire an aggregate of 200,000 shares of common stock for the Option Purchase. The Option Purchase closed on August 30, 2023. In connection with the Option Purchase, the Company entered into an amendment to the Option Agreements with each of the Sellers (or an assignee thereof) to reflect that each Seller owns a lesser number of Non-Compensatory Options after the Option Purchase.

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

In connection with the Series E PIPE and the Exok Option Purchase, the Company entered into the Series E Registration Rights Agreement with the Series E PIPE Investor and Exok affiliates pursuant to which the Company agreed to submit to or file with the SEC a registration statement registering the resale of the shares of common stock issued to Exok (the “Exok Shares”), shares of common stock underlying the Series E Preferred Stock and Series E PIPE Warrants, Exok Shares and shares of common stock underlying the Exok Warrants. Such registration statement was declared effective by the SEC on December 5, 2023.

Exercise of Series D B Warrants

On November 13, 2023, Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (“O’Neill Trust”) delivered notice to the Company of the exercise of Series D B Warrants to purchase 2,000,000 shares of common stock at an exercise price of $6.00 per share for total proceeds to the Company of $12 million (the “Warrant Exercise”). These warrants were originally issued on May 3, 2023, in connection with the Series D PIPE

Note 8. Debt

Amended and Restated Senior Secured Convertible Debentures

In connection with the Merger, the Company entered into debentures due December 31, 2023 with each of Bristol Investment Fund, Ltd. (“Bristol”) and Barlock 2019 Fund, LP (“Barlock”), in the principal amount of $1,000,000 (“AR Debentures”). Bristol is controlled by Paul L. Kessler who was the Executive Chairman of the Company at the time of the Merger and is a current member of our Board of Directors. Barlock is controlled by Scott D. Kaufman who is a former President, Chief Executive Officer, and Director of the Company. The AR Debentures will accrue interest on the aggregate unconverted and then outstanding principal amount of the debentures at the rate of 12% per annum. Interest is payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on May 3, 2023, (ii) each date the AR Debentures are converted into common stock (as to that principal amount then being converted), (iii) the day that is at least five trading days following the Company’s notice to redeem some or all of the then outstanding principal of the AR Debentures (only as to that principal amount then being redeemed), which may be provided at any time after the Company’s common stock is listed or quoted for trading on the NYSE American (or any successor thereto) or any other national securities exchange, and (iv) the maturity date.

In October 2023, conversion notices were received from holders of the AR Debentures and the Company issued 400,666 shares of common stock to affect the conversion. This represented the full conversion of the AR Debentures, together with accrued interest due to one of the holders.

The Company determined that the AR Debentures contain certain features that require bifurcation and separate accounting as embedded derivatives. As such, the Company elected to initially and subsequently measure the AR Debentures in their entirety at fair value with changes in fair value recognized in earnings in accordance with ASC 815. The fair value of the AR Debentures increased to $5.8 million at the date of their conversion representing an increase of $3.8 million from the date of the Merger and recognized in the consolidated statements of operations for the year ended December 31, 2023.

SBA Loan

Upon the Merger, the Company assumed a loan agreement with the SBA. The loan accrued interest at a rate of 3.75% and was scheduled to mature in June 2050. The Company elected to fully repay the SBA loan and accrued interest in September 2023.

The Company had no debt outstanding at December 31, 2023 or December 31, 2022.

Note 9. Leases

The Company’s right-of-use assets and lease liabilities are recognized on the accompanying balance sheets based on the present value of the expected lease payments over the lease term. As of December 31, 2023 and 2022, the Company did not have any finance leases. The following table summarizes the Company’s operating leases:

	As of December 31,
	2023	2022
Operating Leases
Vehicles	$155,253	$—
Total right-of-use asset	$155,253	$—

Vehicles	$135,706	$—
Total lease liability	$135,706	$—

The following table summarizes the components of the Company’s lease costs incurred for the periods below:

	Year Ended December 31, 2023	June 7, 2022 (date of inception) through December 31, 2022
Operating lease cost	$3,484	$—
Short-term lease cost	59,865	—
Total lease cost	$63,349	$—

The Company recognizes operating lease cost on a straight-line basis. Short-term lease costs are recognized as incurred and represent payments for office leases with a lease term of one year or less.

The Company’s weighted-average remaining lease terms and discount rates as of December 31, 2023 are as follows:

Operating Leases
Weighted-average lease term (years)	3.0
Weighted-average discount rate	10.2%

Future commitments by year for the Company’s leases with a lease term of one year or more as of December 31, 2023 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the accompanying balance sheets as follows:

Operating Leases
2024	$53,798
2025	53,798
2026	49,951
Total lease payments	157,547
Less: imputed interest	(21,841)
Total lease liability	$135,706

Supplemental cash flow disclosures related to leases are presented below:

	Year Ended December 31, 2023	June 7, 2022 (date of inception) through December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from operating leases	$1,924	$—
Right-of-use assets obtained in exchange for operating liabilities	$158,531	$—

Note 10. Fair Value Measurements

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

Debt: Through September 2023, the fair value of the Company’s AR Debentures (as defined below) was based on a widely accepted valuation methodology that utilizes (i) the Company’s common stock price, (ii) value of the debt component, and (iii) the value of the equity component. The key unobservable inputs in the valuation model are the volatility that is appropriate to use in the Company stock price and the yield that is appropriate for the Company. These inputs could change significantly and result in significantly higher or lower fair values at different measurement dates. The Company considers the fair value of its debt to be a Level 3 measurement on the fair value hierarchy. At conversion on October 11, 2023, the fair value was determined using the Company’s common stock price.

Warrant liabilities: The fair value of the Company’s warrant liabilities is estimated using a Black-Scholes option pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected warrant life, and expected volatility in the market value of the underlying common stock.

There were no assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022.

Senior convertible debentures

The significant unobservable inputs used in the Level 3 fair value measurement of the senior convertible debentures as of May 3, 2023 (date of the Merger) and their values are as follows:

May 3, 2023
Volatility	75%
Yield	20.00%

Volatility was estimated using stock price volatility of the Company and a set of peer companies over a lookback period equal to the time to maturity. Yields were estimated using a range of 15.00% to 25.00% at May 3, 2023.

The table below provides a summary of changes in the fair value of the Company’s Level 3 senior convertible debentures for the year ended December 31, 2023. The debentures were converted on October 11, 2023 and fair value at such date was estimated using the Company’s common stock price, which is a Level 1 valuation. There were no Level 3 liabilities in the period from June 7, 2022 (date of inception) through December 31, 2022.

Year Ended December 31, 2023
Balance at beginning of year	$—
Senior convertible debentures assumed in the Merger	1,981,000
Losses reported in earnings	3,790,428
Conversion to common stock	(5,771,428)
Balance at December 31, 2023	$—

Warrant liabilities

The estimated fair value of the warrant liabilities at various dates during the year ended December 31, 2023 through when they were reclassified into equity (see Note 14) was determined using Level 3 inputs. Inherent in a Black-Scholes option-pricing model are assumptions used in calculating the estimated fair values which represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table summarizes the Company’s assumptions used in the valuation of warrant liabilities for the year ended December 31, 2023. There were no warrant liabilities at December 31, 2023 or 2022.

Stock price	$6.71 – 14.71
Option exercise price	$6.00
Expected term (years)	4.56 – 5.00
Volatility	75.0%
Discount rate	4.27% - 4.58%

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liabilities for the year ended December 31, 2023. There were no Level 3 liabilities in the period from June 7, 2022 (date of inception) through December 31, 2022.

Year Ended December 31, 2023
Balance at beginning of period	$—
Reclassification to warrant liabilities	25,883,095
Change in estimate fair value	39,797,994
Reclassification to equity	(65,681,089)
Balance at December 31, 2023	$—

Note 11. Commitments and Contingencies

The Company is subject to various litigation, claims and proceedings, that arise in the ordinary course of business. The Company recognizes a liability for such loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The outcomes of any such currently pending matters are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Note 12. Income Taxes

The provision (benefit) for income taxes for the year ended December 31, 2023 consisted of the following components.

Year Ended December 31, 2023
Current
U.S. Federal	—
State	—
Total Current	—
Deferred
U.S. Federal	—
State	—
Total Deferred	—
Total provision (benefit) for income taxes	—

The income tax (benefit) provision for the year ended December 31, 2022 is not presented as Prairie LLC was a flow-through entity not subject to income taxes for the year ended December 31, 2022.

The following reconciles the provision (benefit) for income taxes included in the consolidated statement of operations with the provision (benefit) which would result from the application of the statutory federal income tax rate:

Year Ended December 31, 2023
Income tax expense (benefit) at federal statutory rate	$(16,606,561)
State tax expense (benefit), net	(3,111,717)
Loss on adjustment to fair value	11,030,238
Other nondeductible expenses	510,661
Change in valuation allowance	8,177,379
Total provision (benefit) for income taxes	$—

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company closely monitors and weighs all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company’s cumulative negative earnings position, the Company’s net deferred tax asset has been reduced by a full valuation allowance as of December 31, 2023.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities consisted of the following at December 31, 2023:

Year Ended December 31, 2023
Deferred tax assets
Property and equipment	$3,890,639
Stock-based compensation	727,829
Federal NOL carryforward	7,488,580
State NOL carryforward	1,923,870
Valuation allowance	(13,926,989)
Total deferred tax assets	$103,929
Deferred tax liabilities
Lease asset (net)	$(4,784)
Investment in partnership	(99,145)
Total deferred tax liabilities	$(103,929)

Net deferred tax liability	$—

The Company has U.S. federal income tax net operating loss carryforwards (“NOLs”) of approximately $33.3 million available to reduce future U.S. taxable income. Of the $33.3 million of federal NOLs, $8.9 million expire during the years 2030 through 2037, while $24.4 million do not have an expiration date. In addition, the Company has approximately $42.6 million of state NOLs of which $21.5 million expire during the years 2040 through 2043, while $21.1 million do not have an expiration date.

The Company believes that it is likely that an ownership change as defined in Section 382 of the Code has occurred. If the Company has experienced such an ownership change, utilization of the NOLs would be subject to an annual limitation, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a portion of the NOL before utilization. Any carryforwards that expire prior to utilization as a result of the limitation will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance.

The Company files income tax returns in the U.S. and various state jurisdictions and is subject to examination in the various jurisdictions in which the Company files. The Company’s tax years 2020 to present remain open for federal examination. Additionally, tax years 2010 through 2019 remain subject to examination for the purpose of determining the amount of federal NOL. The number of years open for state tax audits varies, depending on the state, but is generally from three to five years.

The Company did not have any unrecognized tax benefits at December 31, 2023.

Note 13. Preferred Stock

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

The Company received an aggregate of $17.4 million in proceeds from the Series D PIPE Investors who were issued 17,376 shares of Series D Preferred Stock along with Series D A Warrants to purchase 3,475,250 shares of the Company’s common stock and Series D B warrants to purchase 3,475,250 shares of common stock. See Note 15 for a further description of the Series D PIPE Warrants.

The Company entered into registration rights agreements with each Series D PIPE Investor whereby the Company is required to pay liquidated damages if the resale of the underlying shares of common stock is not registered by the Securities and Exchange Commission by August 31, 2023. The Company paid a total of $548,144 of such damages for the year ended December 31, 2023 before the resale registration statement with respect to such shares was declared effective in December 2023.

Additionally and upon the Merger, holders of the AR Debentures were issued 4,423 shares of Series D Preferred Stock. No warrants were issued with or are associated with these shares.

During the year ended December 31, 2023, there were conversions of 1,172 shares of Series D Preferred Stock into 234,424 shares of common stock. There were 20,627 shares of Series D Preferred Stock outstanding at December 31, 2023.

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

The Company received an aggregate of $20.0 million in proceeds from the Series E PIPE Investor who was issued 20,000 shares of Series E Preferred Stock along with 39,615 shares of the Company’s common stock, and Series E A warrants to purchase 4,000,000 shares of the Company’s common stock and Series E B Warrants to purchase 4,000,000 shares of common stock. See Note 15 for a further description of the Series E PIPE Warrants.

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

There have been no conversions of Series E Preferred Stock and there were 20,000 shares of Series E Preferred Stock outstanding at December 31, 2023.

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

In conjunction with the Closing of the Merger (i) 2,297,669 shares of common stock were issued to the former members of Prairie LLC in exchange for their membership interests in Prairie LLC and (ii) 3,860,898 shares of common stock were deemed issued to former stockholders of Creek Road Miners, Inc. As a result of the Merger and related transactions, the Company has the obligation to issue 205,970 shares of common stock (“Obligation Shares”). The fair value of this obligation increased $1,477,103 from the Merger to September 7, 2023 when the underlying shares were fully issued. This change was recognized in Loss on adjustment to fair value – Obligation Shares in the consolidated statements of operations for the year ended December 31, 2023.

The Company’s sequencing policy (through October 13, 2023 as described in Note 2) resulted in the allocation of authorized and unissued shares in the following order at September 30, 2023 (i) AR Debentures, (ii) Legacy Warrants (March 2024 expiration), (iii) Series D B Warrants, (iv) restricted stock units issued to directors and advisors (see Note 16), (v) Series E B Warrants, (vi) restricted stock units issued to employees (see Note 16) and Legacy Warrants (September 2024 – January 2027 expiration) (vii) Series D A Warrants, (viii) Series E A Warrants, (ix) Exok Warrants, (x) Series D Preferred Stock, (xi) Series E Preferred Stock and (xii) Merger Options (defined below). This sequencing and the lack of sufficient authorized shares required the Company to reclassify a portion of the Series D A Warrants and all the Series E A Warrants and Exok Warrants to liabilities at fair value during August and September 2023. These liabilities were remeasured to fair value until their reclassification back into equity upon the Reverse Stock Split in October 2023 with the change in fair value reflected in the statement of operations. Additionally and due to the lack of sufficient authorized shares, the Company’s Series D Preferred Stock and Series E Preferred Stock were reclassified to mezzanine equity at their maximum redemption value during August 2023. Upon the effectiveness of the Reverse Stock Split in October 2023, the Company has sufficient authorized shares for all its securities and reclassified the warrant liabilities and mezzanine equity into permanent equity effective in October 2023.

Note 15. Common Stock Options and Warrants

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

On May 3, 2023, prior to the Closing of the Merger, Prairie LLC entered into a non-compensatory option purchase agreement with its members, Bristol Capital, LLC and BOKA Energy LP, a third-party investor pursuant to which Bristol Capital, LLC and BOKA Energy LP purchased non-compensatory options for $24,000 and $8,000, respectively, from Prairie LLC’s members. Upon the Merger, the Company converted the non-compensatory options to purchase membership interests of Prairie LLC outstanding and unexercised as of immediately prior to the Merger into options to acquire an aggregate of 8,000,000 shares of common stock for an exercise price of $7.14 per share (“Merger Options”), which are only exercisable if the production hurdles noted above are achieved, and the Company entered into the Option Agreements with each of Gary C. Hanna, Edward Kovalik, Bristol Capital LLC and BOKA Energy LP. Erik Thoresen, a director of the Company, is affiliated with BOKA Energy LP. An aggregate of 2,000,000 Merger Options are subject to be transferred to the Series D PIPE Investors, based on their then percentage ownership of the Series D Preferred Stock to the aggregate Series D Preferred Stock outstanding and held by all Series D PIPE Investors as of the Closing Date, if the Company does not meet certain performance metrics by May 3, 2026.

On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital LLC and Georgina Asset Management entered into a non-compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of the Sellers agreed to sell to Georgina Asset Management for an aggregate purchase price of $2,000, Merger Options to acquire an aggregate of 200,000 shares of common stock for an exercise price of $7.14 per share.

None of the Merger Options were exercisable at December 31, 2023.

Legacy Warrants

Upon the Merger, the Company assumed warrants to purchase 53,938 shares of the Company’s common stock with a weighted average exercise price of $49.71 per share (the “Legacy Warrants”). Legacy Warrants providing the right to purchase 53,938 shares of common stock were outstanding at December 31, 2023 with a weighted average remaining contractual life of 2.2 years.

Series D PIPE Warrants

The Series D PIPE Warrants provide the warrant holders with the right to purchase an aggregate of 6,950,500 shares of common stock at an exercise price of $6.00 per share. The Series D A Warrants expire on May 3, 2028 and could be exercised in a cashless manner under certain circumstances until December 2023 and as of December 31, 2023 and in the future must all be exercised for cash. The Series D B Warrants expire on May 3, 2024 and must be exercised for cash.

In December 2023, Series D A Warrants to purchase common stock were exercised on cashless basis resulting in the net issuance of 41,980 shares of common stock. Additionally, in November and December 2023, Series D B Warrants to purchase 2,075,000 shares of common stock were exercised for total proceeds to the Company of $12.5 million.

Series D A Warrants providing the right to purchase 3,405,250 shares of common stock and Series D B Warrants providing the right to purchase 1,400,250 shares of common stock were outstanding at December 31, 2023.

Series E PIPE Warrants

The Series E PIPE Warrants provide the warrant holders with the right to purchase 8,000,000 shares of common stock at an exercise price of $6.00 per share. The Series E A Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. The Series E B Warrants expire on August 15, 2024 and must be exercised for cash. The Series E A Warrants providing the right to purchase 4,000,000 shares of common stock and Series E B Warrants providing the right to purchase 4,000,000 shares of common stock were outstanding at December 31, 2023.

Exok Warrants

The Exok Warrants provide the warrant holders with the right to purchase 670,499 shares of common stock at an exercise price of $7.43 per share. The Exok Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. Exok Warrants providing the right to purchase 670,499 shares of common stock were outstanding at December 31, 2023.

Note 16. Long-Term Incentive Compensation

The Company’s long-term incentive plan for employees, directors, consultants, and other service providers (as amended from time to time, the “LTIP”) provides for the grant of all or any of the following types of equity-based awards: (i) incentive stock options qualified as such under United States federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSUs”); (vi) stock awards; (vii) performance awards; (viii) dividend equivalents; (ix) other stock-based awards; (x) cash awards; and (xi) substitute awards.

Subject to adjustment in accordance with the terms of the LTIP, 35,000,000 shares of the Company’s common stock were reserved for issuance pursuant to awards under the LTIP, as such LTIP was in effect as of December 31, 2023 and without consideration of the Reverse Stock Split. This number was subsequently adjusted to 1,225,000 shares, effective as of October 16, 2023, to reflect the Reverse Stock Split. After giving effect to the Reverse Stock Split and the awards that have been granted and forfeited under the LTIP as of December 31, 2023 there were 677,426 shares remaining available for grant under the LTIP.

Stock-Based Compensation

The Company’s stock-based compensation is classified as either equity awards or liability awards in accordance with GAAP. The fair value of an equity-classified award is determined at the grant date and is amortized to general and administrative expense on a graded attribution basis over the vesting period of the award. The Company accounts for forfeitures of stock-based compensation awards as they occur.  The fair value of a liability-classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability-classified awards are recorded to general and administrative expense over the vesting period of the award.

The Company issued RSUs to employees, directors and advisors that (i) cliff-vest on May 3, 2024 (the one-year anniversary of the Merger) (ii) vest one year after the effective date of the applicable consulting agreement, or (iii) vest ratably over three years, on each anniversary date of the Merger beginning with May 3, 2024, as applicable. RSUs granted under the LTIP can immediately vest (A) upon a termination due to (i) death, (ii) disability, or (iii) retirement, or (B) in connection with a change in control; provided that for employee RSU awards, such accelerated vesting upon a change in control only applies to the extent no provision is made in connection with a change in control for the assumption of awards previously granted or there is no substitution of such awards for new awards. To the extent an employee’s RSU award is assumed or substituted in connection with the change in control, if a participant is terminated by the Company without “cause” or the employee terminates for “good reason” (each as defined in the applicable award agreement), then each RSU award will become fully vested. The fair value of RSU awards is based on the stock price of the Company’s common stock as of each relevant date. Pursuant to the terms of the award agreements covering the RSUs granted to employees in August 2023, no adjustment to the number of shares subject to such RSUs was made in connection with the Reverse Stock Split.

The Company recognized the following amounts in total related to long-term incentive compensation costs for the year ended December 31, 2023 and the period from June 7, 2022 (date of inception) through December 31, 2022:

	For the year ended December 31, 2023	June 7, 2022 (date of inception) through December 31, 2022
Long-term incentive compensation	$2,973,641	$—

Equity-Classified Awards

The Company recognized $2.9 million in equity-classified stock-based compensation costs for the year ended December 31, 2023. There were no equity-classified stock-based compensation costs for the period from June 7, 2022 (date of inception) through December 31, 2022.

Equity-Classified Restricted Stock Units

As of December 31, 2023, there was $4.8 million of total unrecognized compensation cost related to the Company’s unvested equity-classified RSUs. This cost is expected to be recognized over a weighted-average period of 0.9 years. The following table summarizes equity-classified restricted stock units for the year ended December 31, 2023 and provides information for unvested units as of December 31, 2023.

	Number of Units	Weighted Average Fair Value

Unvested units at December 31, 2022	—	$—
Granted	628,545	$14.58
Vested	—	$—
Forfeited	(100,000)	$14.57
Unvested units at December 31, 2023	528,545	$9.51

Liability-Classified Awards

The Company recognized $78,955 in liability-classified stock-based compensation costs for the year ended December 31, 2023. There were no liability-classified stock-based compensation costs for the period from June 7, 2022 (date of inception) through December 31, 2022.

Liability-Classified Restricted Stock Units

In August 2023, the Company granted RSUs to directors and an advisor that vest in May 2024 and August 2024, respectively, which are payable 60% in common stock and 40% in either cash or common stock (or a combination thereof), as determined by the Compensation Committee of the Board. The Company has accounted for the portion of the awards that can be settled in cash as liability-classified awards and accordingly changes in the market value of the instruments will be recorded to general and administrative expense over the vesting period of the award. As of December 31, 2023, there was $0.1 million of total unrecognized compensation cost related to liability-classified RSUs that is expected to be recognized over a weighted-average period of 0.3 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

The following table summarizes activity related to liability-classified RSUs for the year ended December 31, 2023:

	Number of Units	Weighted Average Fair Value

Unvested units at December 31, 2022	—	$—
Granted	19,030	$14.71
Vested	—	$—
Forfeited	—	$—
Unvested units at December 31, 2023	19,030	$9.51

Note 17. Segment Information

The Company’s reportable business segments have been identified based on the differences in products or services provided. The Company’s E&P segment is comprised of oil and gas properties which are currently related to its assets in Colorado. The cryptocurrency mining segment generates revenue through cryptocurrency mining activities from assets that we acquired through the Merger. All such activities currently operate under a contract with Atlas as described above and occur in the United States. The Company exited cryptocurrency mining upon the January 2024 disposition of its cryptocurrency mining equipment (see Note 18).

Summarized financial information for the Company’s reportable segments is shown in the following table. The accounting policies of the segments are the same as those described for the Company. Management evaluates the performance of its segments based on operating income, defined as operating revenues less operating costs. Income before income taxes, for the purpose of reconciling the operating income amount shown below to consolidated income before income taxes, is the sum of operating income, interest expense. General and administrative expense, interest income, interest expense, liquidated damages and losses on adjustment to fair value (warrant liabilities and obligation shares) are incurred at the corporate level and allocated to the segments.

	E&P	Cryptocurrency Mining	Total
Year ended December 31, 2023
Revenues	$—	$1,545,792	$1,545,792
Depreciation, depletion and amortization expense	—	983,788	983,788
Impairment of cryptocurrency mining equipment	—	17,072,015	17,072,015
Loss from operations	(13,305,589)	(20,285,841)	(33,591,430)
Interest income (1)	199,737	48,336	248,073
Interest expense (1)	(8,849)	(112,985)	(121,834)
Liquidated damages (1)	(486,423)	(61,721)	(548,144)
Loss on adjustment to fair value – warrant liabilities (1)	(35,822,179)	(3,975,815)	(39,797,994)
Loss on adjustment to fair value – AR Debentures	—	(3,790,428)	(3,790,428)
Loss on adjustment to fair value – Obligation Shares (1)	(973,224)	(503,879)	(1,477,103)
Assets	28,969,614	3,512,056	32,481,670
Capital investments	28,705,404	21,238,109	49,943,513

June 7, 2022 (date of inception) through December 31, 2022
Revenues	$—	$—	$—
Depreciation, depletion and amortization expense	—	—	—
Operating income	(461,520)	—	(461,520)
Interest expense	—	—	—
Interest income	—	—	—
Other expense	—	—	—
Other income	—	—	—
Assets	1,760,665	—	1,760,665

(1)	Amounts are allocated to each segment as they are incurred at the corporate level.

The following table presents the breakout of other assets, which represent corporate assets not allocated to segments at December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Cash and cash equivalents	$13,036,950	$79,845
Prepaid expenses	164,391	—

Note 18. Subsequent Events

Asset Acquisition

On January 11, 2024, the Company entered into an asset purchase agreement (the “Purchase Agreement”), by and among the Company, Nickel Road Development LLC, NRO and Prairie Operating Co., LLC, to acquire the NRO assets for the Purchase Price, subject to certain closing price adjustments and other customary closing conditions (the “NRO Acquisition”). The Purchase Price consists of $83.0 million in cash and $11.5 million in deferred cash payments. The Company deposited $9 million of the Purchase Price into an escrow account on January 11, 2024 (the “Deposit”), which will be released to Seller upon the earlier of the closing date and August 15, 2024 (the “Outside Date”). Portions of the Deposit are subject to earlier release under certain circumstances if the closing has not occurred on or prior to June 17, 2024.

The Purchase Agreement provides that the closing of the NRO Acquisition is subject to customary conditions precedent, including (i) the accuracy of the representations and warranties of each party (subject to specified materiality standards), (ii) compliance by each party in all material respects with their respective covenants, (iii) that no event of Force Majeure or Material Adverse Effect (in each case as defined in the Purchase Agreement) shall have occurred, in each case the result of which is that the Company is unable to secure satisfactory financing with respect to the Transaction (as defined in the Purchase Agreement), and (iv) the Registration Statement (as defined in the Purchase Agreement) has been declared effective with the SEC on or before the Outside Date. The Purchase Agreement contains customary title and environmental defect mechanisms with respect to the NRO Assets, including purchase price adjustments and termination rights. The Purchase Agreement may be terminated under circumstances as described in the Purchase Agreement, including (i) with the mutual written consent of the Company and NRO, (ii) by the Company, upon the occurrence of an event of Force Majeure or Material Adverse Effect, in each case the result of which is that the Company determines, in its reasonable discretion, that it is, or will be, unable to secure satisfactory financing with respect to the Transaction, or (iii) in the event that the NRO Acquisition has not been consummated on or before the Outside Date.

The parties have made customary representations and warranties in the Purchase Agreement. The Purchase Agreement also contains customary covenants and agreements, including covenants and agreements relating to (a) the conduct of NRO’s business during the period between the execution of the Purchase Agreement and closing of the NRO Acquisition and (b) the efforts of the parties to cause the NRO Acquisition to be completed, including actions which may be necessary to facilitate a satisfactory financing transaction by the Company. The parties have agreed to indemnify each other for certain liabilities following the closing on the NRO Acquisition (as further set forth in the Purchase Agreement), subject to the limitations set forth in the Purchase Agreement.

The Assets and the operations of NRO include Oil and Gas Leases, Mineral Fee Interests, producing and disposal Wells, and Units, in each case as defined in the Purchase Agreement and located in the DJ Basin in Weld County, Colorado, as well as appurtenant records and equipment and other properties.

The Company expects the NRO Acquisition to close on or before the Outside Date, subject to customary closing conditions, with an economic effective date of February 1, 2024. The Company expects to fund the transaction through a combination of public and/or private issuance of common stock, cash on hand, and proceeds from existing warrant exercises.

Disposition of Cryptocurrency Assets

On January 23, 2024, the Company sold all of its cryptocurrency miners (the “Mining Equipment”) for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments (the “Deferred Purchase Price”), to be paid out of (i) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (ii) thereafter, 50% of the monthly net revenues received by buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest.

This disposition did not meet the requirements of held for sale classification at December 31, 2023, but will require presentation as discontinued operations in prospective financial statements. We expect to recognize a loss of $1.1 million in conjunction with this disposition.

Genesis Bolt-on Acquisition

On February 5, 2024, the Company acquired a 1,280-acre drillable spacing unit and eight proved undeveloped drilling locations in the DJ Basin from a private seller for $900,000. These offset the other oil and gas assets held by the Company in northern Weld County, Colorado.

Note 19. Supplemental Oil and Gas Disclosures (Unaudited)

The Company’s oil and natural gas activities are located entirely within the United States.

Costs Incurred

Costs incurred in the acquisition, development, and exploration of oil and natural gas properties and are entirely related to unproved properties:

	Year Ended December 31, 2023	June 7, 2022 (date of inception) through December 31, 2022
Unproved property acquisition costs	$28,705,404	$—
Development costs	—	—
Exploration costs	263,757	—
Total	$28,969,161	$—

Results of Operations

The Company has no existing oil and gas production or revenue. Our current activities are focused on obtaining requisite permits to begin drilling wells and, as such, we have no results of operations.

Suspended Well Costs

The Company did not incur any exploratory well costs during the year ended December 31, 2023 and the period from June 7, 2022 (date of inception) through December 31, 2022.

Reserve Quantities

The Company had no proved reserves at December 31, 2023 or December 31, 2022.

Standardized Measure of Discounted Future Net Cash Flows

The Company did not have proved reserves at December 31, 2023 or 2022 and, as such, did not calculate a standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), “2013 Internal Control - Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Controls Over Financial Reporting

In our quarterly report on Form 10-Q/A for the three months ended March 31, 2023, filed with the SEC on June 16, 2023, we identified and disclosed a material weakness related to our Form 10-Q for the three months ended March 31, 2023, as initially filed with the SEC on May 15, 2023, that was not reviewed by an independent registered accounting firm as required by SEC rules following the resignation of our previous independent registered accounting firm. To remediate the material weakness, we engaged Ham, Langston & Brezina, L.L.P. (“HL&B”) as our new independent registered accounting firm. HL&B reviewed the Company’s financial statements in its Form 10-Q/A for the three months ended March 31, 2023, filed with the SEC on June 16, 2023, and its Form 10-Qs filed with the SEC on August 14, 2023 and November 14, 2023, as required by SEC rules. Based on the engagement of HL&B and compliance with applicable rules for each of these filings, we believe the implemented controls are operating effectively and the material weakness has been remediated as of December 31, 2023. There were no other changes in our internal control over financial reporting during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Management and Board of Directors

Our directors and executive officers and their ages as of March 15, 2024 are as follows:

Name	Age	Position
Executive Officers
Gary C. Hanna	66	President and Director
Edward Kovalik	49	Chief Executive Officer and Director
Craig Owen	54	Chief Financial Officer
Bryan Freeman	54	Executive Vice President of Operations
Daniel T. Sweeney	47	General Counsel and Secretary
Non-Employee Directors
Paul L. Kessler	63	Director
Gizman Abbas(1)(2)(3)	51	Director
Stephen Lee(1)(2)(3)	42	Director
Jonathan H. Gray(2)(3)	43	Director
Erik Thoresen(1)(2)(3)	51	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

Gary C. Hanna, has served as the President and has been a member of the Board of the Company since May 2023. Mr. Hanna is a co-Founder of Prairie LLC, a private U.S. energy company from October 2022 to May 2023. Mr. Hanna served on the board of directors of Crown Electrokinetics Corp. (NASDAQ: CKRN), a publicly traded smart glass technology company, from March 2021 to October 2022. Mr. Hanna served as the Chairman and Interim Chief Executive Officer of Rosehill Resources, Inc. (“Rosehill”), a then publicly traded independent oil and natural gas company focused on growing production and reserves in the core of the Delaware Basin, additionally, Rosehill is a business combination between KLR Energy Acquisition Corp. (“KLR SPAC”), a then publicly traded special purpose acquisition company, and Tema Oil & Gas Company, from April 2017 to October 2020. From 2015 to 2017, Mr. Hanna was the Chairman, President and Chief Executive Officer of KLR Group, LLC (“KLR”), a private full-service merchant bank focused on proprietary investment opportunities throughout the energy industry. From 2009 until its sale in June 2014, Mr. Hanna was the Chairman, President and Chief Executive Officer of EPL Oil and Gas, Inc., a then publicly-traded oil and natural gas exploration company that was acquired by Energy XXI for $2.3 Billion. Mr. Hanna has 40 years of management and board of director experience in the energy and service sectors, with a primary focus in the Permian, Mid-Continent and GOM regions, with additional experience internationally in Southeast Asia, Mexico and Barbados. Mr. Hanna received a Bachelor’s of Business Administration Degree from the University of Oklahoma.

Edward Kovalik has served as the Chief Executive Officer and Chair of the Board of the Company since May 2023. Mr. Kovalik is the co-Founder of Prairie LLC, a private U.S. energy company, from October 2022 to May 2023. Mr. Kovalik was the President and Chief Operation Officer of Crown Electrokinetics Corp. (NASDAQ: CKRN) from February 2021 to October 2022 and served on its board of directors from December 2020 to October 2022. Previously, Mr. Kovalik was also a co-Founder of Prairie Partners Solar & Wind LLC, a renewable energy investor in utility-scale solar and wind projects from May 2020 to February 2021. Mr. Kovalik was the co-Founder and the Chief Executive Officer of KLR, a merchant bank focused on the energy sector from April 2012 through October 2020. Mr. Kovalik also served as the Chief Executive Officer of Seawolf Water, a premier provider of water solutions to the oil & gas industry, from September 2018 to April 2020 and the President of KLR SPAC, a special purpose acquisition company, from 2016 to 2017, both of which were portfolio companies of KLR. His expertise includes private and public offerings of debt and equity, M&A and fund management. While at KLR, Mr. Kovalik led the creation of Rosehill, an independent oil & gas company created through a merger of KLR SPAC with Tema Oil & Gas Company. Prior to KLR, Mr. Kovalik served as the Head of Capital Markets at Rodman & Renshaw, the highest ranked PIPEs practice by deal volume in the U.S. from 2005 to 2011. He has served on multiple private and public boards of directors.

Craig Owen has served as the Executive Vice President and Chief Financial Officer of the Company since May 2023 and as the Secretary of the Company since June 2023. Mr. Owen served as the Chief Financial Officer of Penn America Energy Holdings LLC, a private LNG terminal development company, from June 2022 to October 2022 where he oversaw the financing initiatives for a proposed liquified natural gas facility. Mr. Owen provided financial consulting services to various public and private companies in the energy and specialty construction industries from January 2021 to June 2022. Prior to this, Mr. Owen was Chief Financial Officer of Rosehill, a then publicly traded independent oil and natural gas company focused on growing production and reserves in the core of the Delaware Basin, from June 2017 through December 2020. Prior to Rosehill, Mr. Owen served as the Chief Financial Officer of Southwestern Energy Company (NYSE: SWN) (“Southwestern”), a natural gas exploration and production company, from October 2012 to June 2017 and as Southwestern’s Chief Accounting Officer from July 2008 to September 2012. Prior to that, Mr. Owen held numerous positions with Anadarko Petroleum Corporation, a then publicly traded oil and natural gas exploration and production company, from March 2001 to July 2008, finally serving as its Controller, Operations Accounting. Mr. Owen has experience at PricewaterhouseCoopers LLP from 1992 to 1994 and 1997 to 2001. He also served in roles with Hilcorp Energy Company, a private oil and gas exploration and production company, from 1994 to 1995, and Arco Pipe Line Company, an oil transportation company, from 1995 to 1997. Mr. Owen received a bachelor’s degree in accounting from Texas A&M University in 1992 and is a Certified Public Accountant (active) in Texas.

Bryan Freeman has served as the Executive Vice President, Operations of the Company since May 2023. Mr. Freeman served as the Senior Vice President of Drilling and Completions at Rosehill from April 2017 to March 2020. Prior to that, Mr. Freeman served as Drilling and Operations Manager at Tema Oil & Gas Company, a private oil and gas exploration company, from July 2016 until April 2017 and Production & Operation Engineering Manager for SM Energy Company (NYSE: SM), a publicly traded company engaged in hydrocarbon exploration, from July 2013 until July 2016. Before SM, Mr. Freeman served as a Senior Production Engineer at Hess Corporation (NYSE: HES), a publicly traded oil and gas exploration and production company, from 2012 to 2013, and Chevron Corporation (NYSE: CVX), a publicly traded, fully integrated energy company, from 2006 to 2012. Mr. Freeman began his career in the service sector in roles at Schlumberger Limited (NYSE: SLB), a publicly traded oil and gas services provider company, from 2004 to 2006, and Weatherford International plc (Nasdaq: WFRD), a publicly traded oilfield service company, from 2001 to 2004. Mr. Freeman received a Bachelor’s of Science and Masters of Science in Engineering from the University of Texas in 2001 and 2012, respectively.

Daniel T. Sweeney has served as our Executive Vice President, General Counsel and Corporate Secretary since July 2023. Mr. Sweeney served as Senior Vice President, General Counsel and Secretary of Great Western Petroleum, LLC, a private oil and gas company, from June 2018 until its sale to PDC Energy Inc. in May 2022. Prior to that, Mr. Sweeney served as Director, Assistant Secretary and Associate General Counsel at Eclipse Resources Corp., a private oil and gas exploration company, from May 2013 to June 2018, and held legal roles at Chesapeake Energy Corporation (NASDAQ: CHK), a publicly traded oil and gas exploration company, from November 2010 to May 2013, and Rex Energy Corporation, a then publicly traded oil and gas exploration company, from April 2008 to November 2010. Mr. Sweeney received his bachelor’s degree in Political Science from Case Western Reserve University in 1999 and juris doctorate from the Thomas R. Kline School of Law at Duquesne University in 2005.

Non-Employee Directors

Paul L. Kessler has served as a director since March 2013. Mr. Kessler previously served as Executive Chairman of the Company from December 2021 to May 2023 and from December 2016 through November 2020. Mr. Kessler combines over 30 years of experience as an investor, financier and venture capitalist. In 2000, Mr. Kessler founded Bristol Capital Advisors, LLC, a Los Angeles based investment advisor, where he has served as the Principal and Portfolio Manager from 2000 through the present. Mr. Kessler has broad experience in operating, financing, capital formation, negotiating, structuring and re-structuring investment transactions. He is involved in all aspects of the investment process including identification and engagement of portfolio companies and structuring investments in these companies to maximize value to shareholders. His experience encompasses investment in both private and public companies. Mr. Kessler has actively worked with executives and boards of companies on corporate governance and oversight, strategic repositioning and alignment of interests with stockholders.

We believe that Mr. Kessler’s extensive experience in matters including capital formation, corporate finance, investment banking, operations, corporate governance, as well as his understanding of capital markets, bring important and valuable skills to the Board.

Gizman Abbas has served as a director since May 2023. Mr. Abbas currently serves on the board of directors of New York Independent System Operator, Inc., Talen Energy Corp. and Qenta, Inc. Previously, he served as a member of the board of directors of Crown Electrokinetics from March 2021 to October 2022, Aranjin Resources Ltd. (OTC: “FVVSF”) from May 2016 to February 2021 and Handeni Gold Inc. from February 2012 to July 2017. He has served as Principal at Direct Invest Development, an impact-focused, sustainable real estate development company formed to mine value in disinvested urban communities, since December 2014. Mr. Abbas was a founding partner of the commodity investment business at Apollo Global Management (NYSE: APO). Previously, he was a Vice President at The Goldman Sachs Group, Inc. (NYSE: GS), where he invested successfully in the power, bio-fuels, metals & mining, and agriculture sectors. Mr. Abbas began his finance career in the investment banking division at Morgan Stanley (NYSE: MS), having previously been a Senior Project Engineer on oil & gas construction projects for Exxon Mobil Corporation (NYSE: XOM) and a Co-Op Power Engineer at The Southern Company (NYSE: SO). Mr. Abbas holds a Bachelor’s of Science degree in Electrical Engineering from Auburn University and a Master’s of Business Administration degree from the Kellogg School of Management at Northwestern University.

We believe that Mr. Abbas’ executive, financial and investment experience bring important and valuable skills to the Board.

Stephen Lee has served as a director since May 2023. Mr. Lee is the co-founder of Renewa LLC, a private renewables real estate company and has served as its co-Chief Executive Officer since February 2022. Prior to Renewa, Mr. Lee co-founded KLR in April 2012 and served as a Partner and a Managing Member of the firm. Prior to founding KLR, Mr. Lee was a Director and co-Head of the Energy Investment Banking team at Rodman & Renshaw. Mr. Lee holds a bachelor’s degree in Economics from New York University.

We believe that Mr. Lee’s extensive experience in the corporate finance and energy industry bring important and valuable skills to the Board.

Jonathan H. Gray has served as a director since May 2023. Mr. Gray has served as the chief executive officer of First Idea International Ltd., a strategic advisory boutique, since he founded it in 2008. Mr. Gray has also served as the chief executive officer of the Intelligent Design Agency, a design firm, since he founded it 2018. In 2016, Mr. Gray established The Hideaway Entertainment, LLC, a financing and production entertainment media company focused on motion picture, television, digital media, and technology, and has served as chief executive officer since the company’s founding. In addition, Mr. Gray is the co-owner of Beauchamp Estates France, a division of Beauchamp Estates International, which he founded in March 2005. Mr. Gray served as the founder and chief executive officer of JG Events, an international event management company, from its founding in 2003 until closing it in 2019. Mr. Gray earned his Baccalauréat Littéraire in Litteréture from Lycée Carnot, Cannes in 1999.

Mr. Gray’s extensive experience founding, financing and managing companies bring valuable and important skills to the Board.

Erik Thoresen has served as a director since May 2023. Mr. Thoresen has been a partner at Boka Group, LLC since November 2022. Since January 2022, Mr. Thoresen has also served as the chief financial officer of Fusion Acquisition Corp. II (NYSE: FSNB). Prior to that, he served as the chief business development officer of Glass House Group, Inc. (OTC: GLASF), a vertically integrated consumer packaged goods cannabis company, from August 2021 to June 2022. Mr. Thoresen was the vice president of mergers and acquisitions and real estate at Harvest Health and Recreation, Inc. (CSE: HARV, OTCQX: HRVSF), a multi-state cannabis company that is now part of Trulieve Cannabis Corp. (CSE: TRU, OTCQX: TCNNF), from January 2019 to March 2021. Previously, from November 2013 to July 2018, Mr. Thoresen was the chief operating, and investment, officer of Jonathan D. Pond, LLC, a wealth management firm, and prior to that held executive roles at the Bank of New York Mellon Corporation and E*TRADE Financial Corporation. He began his career at the US Trade and Development Agency focused on early stage infrastructure deals in Central and Eastern Europe. He currently serves on the board of Infleqtion, Inc., where he chairs the audit committee, and on the board of Fusion Acquisition Corp. II. In addition, he previously served on the board of directors of Sport-Haley, Inc. from 2010 to 2013 where he served as chairman of the audit committee and on the investment committee at various times. Mr. Thoresen is a Chartered Financial Analyst Charterholder. He received his Bachelor of Arts in International Relations from Syracuse University in 1994, and his Master of Business Administration from the Darden School at the University of Virginia in 2000.

Mr. Thoreson’s previous board and senior leadership experience, in addition to his expertise in strategic planning, business development, investor relations and corporate development activities, makes him a valuable asset to the Board.

Board Composition

Our business affairs are managed under the direction of the Board. The Board consists of seven members.

Our bylaws provide that the number of directors may be increased or decreased from time to time by a resolution of a majority of the members of the Board serving at that time. Each director shall hold office for the term for which such director is elected, and until such director’s successor shall have been elected and qualified or until such director’s earlier death, resignation or removal.

Pursuant to the Stockholders Agreement, Bristol Capital Advisors, Paul L. Kessler, Gary C. Hanna and Edward Kovalik agreed to use reasonable best efforts, including taking certain necessary actions, to cause the Board to cause nominees designated by certain parties to the Stockholders Agreement to be elected to serve as a director on the Board under the certain conditions. See “Related Party Transactions—Stockholders Agreement” for more information. Any director nominees designated under the Stockholders Agreement will be identified as such in the proxy statement nominating them for election.

Director Independence

Under the requirements of Rule 5605(b)(1) of the Nasdaq listing requirements, independent directors must comprise a majority of our Board. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of our audit, compensation and nominating and governance committees must be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of Nasdaq, a director will qualify as an “independent director” only if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee may not, other than in his or her capacity as a member of the audit committee, the Board or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries or (ii) be an affiliated person of the Company or any of its subsidiaries.

The Board has determined that each of Gizman Abbas, Stephen Lee, Jonathan Gray and Erik Thoresen qualify as independent directors, as defined under applicable SEC and Nasdaq rules.

In addition, our corporate governance guidelines (“Corporate Governance Guidelines”) provide that when the position of chair of the Board is not held by an independent director, a lead independent director may be designated by the Board.

Committees of the Board of Directors

Our Board is composed of three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates under a charter approved by the Board. Copies of each charter are posted on the Corporate Governance section of the Company’s website at www.prairieopco.com.

Audit Committee

The members of the audit committee are Gizman Abbas, Stephen Lee and Erik Thoresen, with Mr. Thoresen serving as the chair of the audit committee. Under the applicable SEC rules, all of the members of our audit committee must be independent. Each of Messrs. Abbas, Lee and Thoresen meet the independent director standard under Rule 10-A-3(b)(1) of the Exchange Act and applicable Nasdaq listing rules.

Each member of the audit committee is expected to be financially literate and the Board determined that Mr. Thoresen qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The amended audit committee charter details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;
●	reviewing, evaluating and/or acting upon any conflicts of interests that may arise as between the rights and obligations of any director or executive officer on the one hand, and the rights and obligations of the Company and any of its subsidiaries, on the other hand;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Prairie Operating Co.”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Code of Conduct

We have adopted a Corporate Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code is posted on our website, www.prairieopco.com, and to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, executive officers, and employees of the Company. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards.

Limitation on Liability and Indemnification Matters

The Charter contains provisions that limit the liability of our directors and officers for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors and officers will not be personally liable to the Company or our stockholders for monetary damages for any breach of fiduciary duties as directors or officers, except liability for:

●	any breach of the director’s or officer’s duty of loyalty to the Company or our stockholders;

●	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; or

●	any transaction from which the director or officer derived an improper personal benefit.

The Charter and our bylaws provide that the Company is required to indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under Delaware law. We entered into agreements to indemnify our directors, executive officers and other employees as determined by the Board. With specified exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, retainers and travel expenses incurred by any of these individuals in any action, suit or proceeding. We believe that these bylaws provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in the Charter and bylaws may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage.

Delinquent Section 16(a) Reports

Based solely on a review of the reports filed for fiscal year 2023 and related written representations from reporting persons, we are not aware of any late or delinquent filings under Section 16(a) of the Exchange Act, except a Form 4 filed for Narrogal Nominees Pty Ltd ATF Gregory K. O’Neill Family Trust that was filed four days late on November 21, 2023, reporting the exercise of Series D B Warrants that occurred November 13, 2023.

Item 11.	Executive Compensation

We are currently considered a “smaller reporting company,” within the meaning of the Securities Act, for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures. Further, our reporting obligations extend to a lesser number of executive officers who may be classified as our “named executive officers,” namely, those individuals who served as our principal executive officer, our next two other most highly compensated officers at the end of the last completed fiscal year and up to two additional individuals who would have been considered one of our next two most highly compensated officers except that such individuals did not serve as executive officers at the end of the last completed fiscal year. Accordingly, our “named executive officers” and their positions were as follows:

Edward Kovalik, Chairman and Chief Executive Officer;

Gary C. Hanna, President;

Craig Owen; and

John D. Maatta, former Chief Executive Officer.

In connection with the Merger, the Company appointed new executive officers. Accordingly, effective as of May 3, 2023, Mr. Maatta resigned from his position as President and Chief Executive Officer and director of the Board, and the remaining named executive officers were appointed to their current positions.

Summary Compensation Table

The table below sets forth all the compensation awarded to, earned by, or paid to our named executive officers during fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)(c)	All Other Compensation ($)(d)	Total ($)
Edward Kovalik	2023	362,788	—	—	263,200	625,988
Chairman and Chief Executive Officer	2022	—	—	—	—	—
Gary C. Hanna	2023	362,788	—	—	263,200	625,988
President	2022	—	—	—	—	—
Craig Owen	2023	230,865	—	2,914,286	8,750	3,153,901
Chief Financial Officer	2022	—	—	—	—	—
John D. Maatta	2023	50,000	—	—	—	50,000
Former President and Chief Executive Officer	2022	133,330	—	—	3,000	136,330

(a)	The amounts reported in this column represent the actual amounts earned during the calendar year. For Mr. Maatta, the amount in this column includes 5,000 shares of Series A preferred stock for settlement of $50,000 of compensation payable to him under his employment agreement for the period from January 1, 2024 through the Closing of the Merger and 13,333 shares of Series A preferred stock for settlement of $133,330 of compensation payable to him under his employment agreement for the year ended December 31, 2022.
(b)	Each named executive officer, other than Mr. Maatta, was eligible to earn a discretionary bonus for 2023. However, the Board has not made a determination of the amount of such award, if any.
(c)	The amount reported in this column represents the aggregate grant date fair value, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), excluding the effects of estimated forfeitures, of restricted stock units (“RSUs”) awarded in 2023 under the Amended and Restated Prairie Operating Co. Long Term Incentive Plan (the “LTIP”). The assumptions used in calculating the aggregate grant date fair value of such award are described under the heading “Note 16—Long-Term Incentive Compensation” in the notes to our consolidated financial statements for the year ended December 31, 2023 included elsewhere in this annual report. Pursuant to the terms of the RSU award agreement, no adjustment to the number of shares subject to such RSUs was made in connection with the Reverse Stock Split.
(d)	For Messrs. Kovalik and Hanna, amounts in this column reflect a one-time non-accountable expense reimbursement of $250,000 in consideration of significant efforts, diligence, time, and resources in negotiating, structuring, and finalizing the Company’s previously announced Merger without incurring outside banking fees. Additionally for Messrs. Kovalik, Hanna and Owen, amounts in this column reflect 401(k) match contributions from the Company of $13,200, $13,200, and $8,750, respectively.

Employment Agreements

We maintain employment agreements with each of our named executive officers who are current officers of the Company, which employment agreements were amended and restated in August of 2023 (the “Employment Agreements”), in order to provide market competitive compensation arrangements that attract and retain talent. The Employment Agreements provide the named executive officers with (a) an annualized base salary of $550,000 for each of Messrs. Kovalik and Hanna and $350,000 for Mr. Owen; (b) eligibility to receive an annual bonus with a target amount equal to 250% of the annualized base salary for each of Messrs. Kovalik and Hanna and 100% of the annualized base salary for Mr. Owen (the “Target Annual Bonus”); and (c) eligibility to receive annual long-term incentive equity awards. Pursuant to the Employment Agreements, the amount of each named executive officer’s base salary, annual bonus target value and LTIP awards are subject to review and determination by the Board or the Compensation Committee of the Board, as applicable, on an annual basis.

While Mr. Maatta was serving as our chief executive officer, he was also party to an employment agreement, entered into effective May 1, 2022, which provided for an annual base salary of $200,000 (pro-rated for partial years during the term of employment), which was required to be paid in the form of the Company’s preferred stock until the uplisting of the Company’s common stock onto a national stock exchange or a qualified financing event. Following the occurrence of either of such events, Mr. Maatta had the option to elect that his base salary continue to be paid in the form of the Company’s preferred stock. Under the terms of his employment agreement, Mr. Maatta was also entitled to the opportunity to be paid an annual discretionary cash bonus with a target bonus opportunity of 150% of his base salary and a maximum bonus opportunity of 300% of base salary, based upon the executive’s and the Company’s performance, as determined by the Board or a committee thereof, and the opportunity to earn an additional “Uplisting Bonus” to be paid in the form of 3.33% of the fully diluted shares of our common stock, upon the uplisting of the Company’s common stock on a national securities exchange. However, this annual bonus opportunity expired in 2023 with Mr. Maatta’s termination of employment at the Closing of the Merger, and the Uplisting Bonus was forfeited at the Closing of the Merger.

The Employment Agreements also provide for certain severance benefits as described below in “Potential Payments Upon Termination or Change of Control.”

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our named executive officers as of December 31, 2023, which consist of RSUs granted under the LTIP.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Edward Kovalik	—	—
Gary C. Hanna	—	—
Craig Owen	200,000	1,902,000

(1)	Each RSU included in the RSU award granted to Mr. Owen represents the contingent right to receive, upon vesting, one share of our common stock, which fully vests on May 3, 2024.
(2)	The amount included in this column represents the market value of our common stock underlying the RSU award granted to Mr. Owen, computed based on the closing price of our common stock on December 29, 2023, the last trading day of 2023, which was $9.51 per share.

Potential Payments Upon Termination or a Change of Control

The following disclosures discuss the payments and benefits that each of our named executive officers who are current officers of the Company would have been eligible to receive upon certain termination events, assuming that each such termination occurred on December 31, 2023. As a result, the payments and benefits disclosed represent what would have been due and payable to such named executive officers under the applicable agreements and plans in existence between each named executive officer and the Company as of December 31, 2023; this disclosure does not reflect any changes to such agreements or plans, or new agreements or plans adopted, after December 31, 2023, unless specifically stated. Because Mr. Maatta separated from service with us in 2023 and no amounts were payable to him in connection with this separation, this disclosure does not include a description of the hypothetical amounts that would have been payable to him upon a qualifying termination of employment or change in control.

Termination of Employment under the Employment Agreements

Under the Employment Agreements, if the applicable named executive officer’s employment is terminated without “Cause” or by the named executive officer for “Good Reason” (as each term is defined below), then the named executive officer is eligible to receive an amount equal to three times (or two times in the case of Mr. Owen, or four times in the case of Messrs. Kovalik and Hanna if such termination occurs within the 12-month period following a Change in Control), the sum of the named executive officer’s (a) base salary, plus (b) the Target Annual Bonus for the year in which the named executive officer’s termination of employment occurs, plus (c) in the case of Messrs. Kovalik and Hanna, the amount payable under the LTIP for the year in which the named executive officer’s termination of employment occurs, in each case with such sum payable in a single lump sum on the Company’s first regularly scheduled pay date that is on or after the date that is sixty days after the date of termination (such total amount, the “Severance Payment”). In addition, if the named executive officer is eligible to receive the Severance Payment, then that named executive officer is also eligible for reimbursement of up to 18 months of the difference between (i) the amount the named executive officer pays to effect and continue coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 and (ii) the employee contribution amount that similarly situated employees of the Company pay for the same or similar coverage under the Company’s group health plans.

The severance benefits described above are subject to the named executive officer’s execution, delivery and non-revocation of a release of claims in favor of us and continued compliance with applicable restrictive covenants.

Under the Employment Agreements, “Cause” generally means, the named executive officer’s: (i) willful or continued failure to perform his duties; (ii) willful failure to comply with any valid and legal directive of the Board (or, for Mr.Owen, also any valid or legal directive of the CEO or President); (iii) willful engagement in dishonesty, illegal conduct, or gross misconduct that is injurious to us or our affiliates; (iv) embezzlement, misappropriation of funds, or fraud with respect to us or our affiliates; (v) conviction of or plea of guilty or nolo contendere to a felony or a crime that constitutes a misdemeanor involving moral turpitude; (vi) material violation of our written policies or codes of conduct; or (vii) material breach of any material obligation under the applicable employment agreement or any other written agreement with us.

Under the Employment Agreements, “Good Reason” generally means the occurrence of any of the following without the named executive officer’s written consent: (i) a material diminution in (a) base salary, (b) annual bonus opportunity, (c) annual target LTIP opportunity or (d) benefits, provided that a material decrease in an element of compensation represented by either (a), (b), (c), or (d) that is offset by a corresponding increase or increases in the other element(s) will not be deemed a condition for Good Reason so long as the named executive officer’s aggregate compensation from all such elements of compensation is not materially diminished; (ii) a material diminution in title, reporting relationship, authority, duties or responsibilities with us; (iii) a material breach by us of any obligations under the Employment Agreement; (iv) the relocation of his principal place of employment by more than 40 miles (or 15 miles in the case of Messrs. Kovalik and Hanna); or solely in the case of Messrs. Kovalik and Hanna, (v) a failure by the Board to consult, and reach an agreement, with them on any matter relating to the operations, investments, or business strategy of the Company Group (as such term is defined in the Employment Agreements).

Under the Employment Agreements, “Change of Control” generally means the occurrence of any of the following events: (i) the consummation of an agreement to acquire or a tender offer for beneficial ownership of 50% or more of either (a) the then outstanding equity securities or (b) the combined voting power of the then outstanding voting securities of the Company; (ii) individuals who constitute the Incumbent Board (as defined in the Employment Agreements) cease for any reason to constitute at least a majority of the Board; (iii) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or an acquisition of assts of another company (a “Business Combination”), unless following such Business Combination, (a) the equity securities and voting securities outstanding immediately prior to the Business Combination, continue to represent or are converted into or exchanged for securities which represent or are convertible into more than 50% of the then outstanding equity interests and the combined voting power of the then outstanding voting securities, (b) no person or entity beneficially owns 20% or more of the outstanding equity interests of the resulting entity, and (c) at least a majority of the members of the board of the resulting entity were members of the Incumbent Board; or (iv) approval by the equity holders of the Company of a complete liquidation or dissolution of the Company.

Treatment of LTIP Awards upon a Termination of Employment (not in connection with a Change of Control)

Pursuant to the award agreements governing outstanding LTIP awards held by each of the named executive officers, upon a termination of employment without Cause or for Good Reason, the RSUs will vest with respect to the number of RSUs equal to the product of (i) the total number of RSUs subject to the applicable award agreement, times (ii) a fraction, the numerator of which is the number of full calendar months that have elapsed since the date of grant, and the denominator of which is 36 and will be settled as soon as administratively practicable following such termination, but in no event later than 60 days of such termination.

Upon a termination of employment due to death or disability, all the RSUs will be deemed 100% vested and will be settled as soon as administratively practicable following such termination, but in no event later than 60 days of such termination.

Upon a termination due to retirement at or after having attained age 65, other than a termination for Cause, a termination by the named executive officer at a time that Cause exists, or a termination due to death or disability, all the RSUs will be deemed 100% vested and will be settled within 90 days of such termination.

Upon a termination of employment for Cause or without Good Reason, the named executive officer will forfeit all outstanding RSUs. The definitions of “Cause” and “Good Reason” for purposes of the award agreements governing the RSUs are the same definitions as those in the Employment Agreements and described above in “—Termination of Employment under the Employment Agreements.”

Treatment of LTIP Awards upon a Change of Control

Pursuant to the award agreements governing outstanding LTIP awards held by each of the named executive officers, upon a Change of Control that involves a merger, reclassification, reorganization, or other similar transaction in which the surviving entity, Company’s successor, or the direct or indirect parent of the surviving entity or Company’s successor, fails to assume or substitute the award agreements with a substantially equivalent award, then all of the RSUs will be deemed 100% vested and will be settled as soon as administratively practicable following the vesting of the RSUs, but in no event later than 60 days after such vesting date.

Upon a termination of employment without Cause or for Good Reason during the 24-month period beginning on the date on which a Change of Control occurs, all the RSUs will be deemed 100% vested and will be settled as soon as administratively practicable following the vesting of the RSUs, but in no event later than 60 days after such vesting date.

The definition of “Change of Control” for purposes of the award agreements governing the RSUs is substantially the same definition as the one in the Employment Agreements and described above in “—Termination of Employment under the Employment Agreements” except that the reference to “20%” as described above under the Employment Agreements is 50% for purposes of the RSUs.

Director Compensation

The following table summarizes the compensation provided to the members of our Board for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total ($)
Paul L. Kessler	66,209	100,000	—	166,209
Gizman I. Abbas	66,209	100,000	—	166,209
Stephen Lee	66,209	100,000	—	166,209
Jonathan H. Gray	65,110	100,000	—	165,110
Erik Thoresen	65,110	100,000	—	165,110
Michael Breen(3)	—	19,671	—	19,671

(1)	The amounts reflected in this column reflect the annual cash compensation paid to the non-employee directors, prorated based on days of service on the Board for the fiscal year ended December 31, 2023.
(2)

The amounts reflected in this column represent the grant date fair value of restricted stock units granted to the non-employee directors in August 2023 (or in May 2023 for Mr. Breen), computed in accordance with FASB ASC Topic 718. See Note 16 to our consolidated financial statements for the fiscal year ended December 31, 2023 for additional detail regarding assumptions underlying the value of these equity awards. After giving effect to our reverse stock split that occurred in October 2023, each of the non-employee directors other than Mr. Breen held 6,863 shares of unvested restricted stock units as of December 31, 2023.

(3)	Mr. Breen served as a non-employee director for a portion of 2023 ending at the Effective Time, but received no cash director compensation for 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Securities

The following table sets forth information known to the Company regarding the beneficial ownership of the common stock by:

●	each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock;

●	each named executive officer and director of the Company; and

●	All named executive officers and all current executive officers and directors of the Company, as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days. The beneficial ownership percentages set forth in the table below are based on 10,029,191 shares of common stock issued and outstanding as of March 13, 2024.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner(1)	Number	Percentage
5% Stockholders:
Narrogal Nominees Pty Ltd ATF Gregory K. O’Neill Family Trust(2)	2,663,192	25.00%
Bristol Investment Fund, Ltd.(3)(4)	1,232,141	12.29%
James W. Wallis Living Trust(5)	706,206	7.04%
Current Directors and Named Executive Officers:
John D. Maatta(6)	327,312	3.26%
Gary C. Hanna(4)(7)	1,148,834	11.45%
Edward Kovalik(4)(8)	1,148,834	11.45%
Paul L. Kessler(3)(4)	1,239,004	12.35%
Gizman Abbas	6,893	*
Stephen Lee	6,893	*
Jonathan H. Gray(9)	516,804	4.99%
Erik Thoresen	6,893	*
Craig Owen	200,000	1.99%
Current Directors and Executive Officers as a Group (10 persons)	4,307,488	40.51%

*	Less than 1% of common stock outstanding.
(1)	Unless otherwise noted, the business address of each of the officers and directors is 602 Sawyer Street, Suite 710, Houston, Texas 77007.
(2)	O’Neill Trust is managed by Narrogal Nominees Pty Ltd (“Narrogal Nominees”), as trustee. Gregory K. O’Neill, managing director and sole shareholder of Narrogal Nominees, has voting or investment control over the shares held by O’Neill Trust. The address of each of O’Neill Trust, Narrogal Nominees and Mr. O’Neill is Level 27, 60 City Road Southbank, Melbourne, Australia. The O’Neill Trust owns 2,039,614 shares of common stock held in book-entry form, Series D Preferred Stock convertible into 2,000,000 shares of common stock, Series D A Warrants to purchase 2,000,000 shares of common stock, Series E Preferred Stock convertible into 4,000,000 shares of common stock, Series E A Warrants to purchase 4,000,000 shares of common stock, and Series E B Warrants to purchase 4,000,000 shares of common stock. The shares reported herein include 2,039,614 shares of common stock and 623,578 shares of common stock issuable upon exercise of the Warrants or conversion of Preferred Stock. Shares reported herein do not include 15,376,422 shares of common stock that underlie, in the aggregate, the Series D Preferred Stock, the Series D A Warrants, the Series E Preferred Stock, the Series E A Warrants and the Series E B Warrants, as the exercise of these convertible securities is subject to a beneficial ownership limitation. On a fully diluted basis and assuming no other security holder has exercised any of their convertible securities, O’Neill Trust would own approximately 69.3% of the shares outstanding. The exercise of such Series D Preferred Stock and Series E Preferred Stock are subject to O’Neill Trust holding less than 4.99% of the outstanding shares of common stock, which may be increased upon written notice to the Company, to any specified percentage not in excess of 9.99%. In connection with the Warrant Exercise, O’Neill Trust entered into an agreement with the Company pursuant to which it amended the terms of each of its Series D PIPE Warrants and Series E PIPE Warrants to increase the beneficial ownership limitation from 9.99% to 25% and gave notice to the Company that it was increasing its beneficial ownership limitation to 25% with respect to each of its remaining warrants. Such beneficial ownership limitation may only be modified, amended or waived with the written consent of both the Company and O’Neill Trust.
(3)	According to a Schedule 13D/A filed with the SEC on January 3, 2024 on behalf of Bristol Investment Fund, Bristol Capital, Paul Kessler and Bristol Capital Advisors Profit Sharing Plan (“BCA PSP”), the shares reported herein include, (i) 843,354 shares of common stock held by Bristol Investment Fund, (ii) 384,160 shares of common stock held by Bristol Capital, LLC, (iii) 3,250 shares of common stock held by Paul Kessler, and (iv) 1,377 shares of common stock held by BCA PSP. The shares reported herein do not include (i) 797,072 shares issuable upon the conversion of Series D Preferred Stock and (ii) 597,543 shares issuable upon the exercise of the Series D PIPE Warrants, as the conversion of each such shares are subject to the holder holding less than 4.99% of the outstanding shares of common stock (a “4.99% Beneficial Ownership Limitation”). If, however, conversion or exercise of such shares are not subject to a 4.99% Beneficial Ownership Limitation, the shares reported herein would be 2,614,157 shares of common stock and percentage ownership would be 23.0%. Bristol Investment Fund is a privately held fund that invests primarily in publicly traded companies through the purchase of securities in private placement and/or open market transactions. The address of Bristol Investment Fund’s registered office is Citco Trustees (Cayman) Limited, 89 Nexus Way, Camana Bay, PO Box 311063, Grand Cayman KY1-1205, Cayman Islands. Bristol Capital Advisors, LLC, an entity organized under the laws of the State of Delaware (“Bristol Capital Advisors”), is the investment advisor to Bristol Investment Fund. Paul Kessler is manager of Bristol Capital Advisors and as such has voting and dispositive power over the securities held by Bristol Investment Fund. Bristol Capital is a privately held limited liability company that engages from time to time in investing in publicly traded companies through the purchase of securities in private placement and/or open market transactions. Paul Kessler is the sole manager of Bristol Capital and therefore has voting and dispositive power over the securities held by Bristol Capital. BCA PSP is a plan established by Bristol Capital Advisors which invests in various securities for the benefit of its employees. Mr. Kessler has voting and dispositive power over the securities held by BCA PSP. The address of the principal office for Bristol Capital Advisors, Bristol Capital, Mr. Kessler and BCA PSP is 555 Marin Street, Suite 140, Thousand Oaks, CA 91360.

(4)	By virtue of the arrangements of Mr. Kovalik and Mr. Hanna with Bristol Capital and Mr. Kessler under the Stockholders Agreement, dated as of May 3, 2023, by and among the Company, Bristol Capital, Mr. Kessler, Mr. Hanna and Mr. Kovalik, Mr. Kovalik and Mr. Hanna may be deemed to be members of a “group” with Bristol Capital, Mr. Kessler, Bristol Investment Fund and BCA PSP (together with Bristol Capital and Bristol Investment Fund, the “Bristol Entities”). The number of shares reported herein by Mr. Kovalik do not include the shares reported herein by Mr. Hanna, Mr. Kessler or Bristol Capital, the number of shares reported herein by Mr. Hanna do not include the shares reported herein by Mr. Kovalik, Mr. Kessler or Bristol Capital, and the number of shares reported herein by Mr. Kessler and Bristol Capital do not include the shares reported herein by Mr. Kovalik or Mr. Hanna. Based on the shares reported herein, Mr. Kovalik is the record holder of 1,148,834 shares of common stock, Mr. Hanna is the record holder of 1,239,004 shares of common stock and Mr. Kessler and the Bristol Entities are the record holders of 1,232,141 shares of common stock. In the aggregate, any group formed thereby would beneficially own 3,536,672 shares of common stock, or approximately 35.2% of the outstanding shares of common stock.
(5)	James W. Wallis has voting or investment control over the shares held by James W. Wallis Living Trust (“Wallis Trust”). The address of Wallis Trust is 6410 N. Santa Fe, Oklahoma City, OK 73116.
(6)	Mr. Maatta is the former President and Chief Executive Officer and a director of the Company and resigned in connection with the Merger. Accordingly to a Form 4 filed with the SEC on May 5, 2023, the shares reported herein consist of (i) 294,413 shares of common stock held directly by John D. Maatta, (ii) 10,000 shares issuable upon the conversion the Series D Preferred Stock and (iii) 20,000 shares issuable upon the exercise of the Series D PIPE Warrants. The address of Mr. Maatta is 15266 Valley Vista Boulevard, Sherman Oaks, CA 91403.
(7)	The shares reported herein were issued to Gary C. Hanna as consideration pursuant to the Merger Agreement.
(8)	The shares reported herein were issued to Edward Kovalik as consideration pursuant to the Merger Agreement.
(9)	According to a Form 3 filed with the SEC on May 17, 2023, the shares reported herein reflect shares held directly by First Idea Ventures LLC and First Idea International Ltd. First Idea Ventures LLC holds 80,159 shares of common stock. In addition, First Idea Ventures LLC also holds (i) Series D Preferred Stock convertible into 150,000 shares of common stock and (ii) Series D PIPE Warrants to purchase 300,000 shares of common stock. First Idea International Ltd. holds 109,025 shares of common stock, in addition to (i) Series D Preferred Stock convertible into 50,975 shares of common stock and (ii) Series D PIPE Warrants to purchase 101,950 shares of common stock. The shares reported herein include the 189,184 shares of common stock held directly by First Idea Ventures LLC and First Idea International Ltd. and 327,620 shares of common stock issuable upon the conversion of the Series D Preferred Stock and/or exercise of the Series D PIPE Warrants, but do not include 212,305 of such shares as conversion or exercise of those shares are subject to a 4.99% Beneficial Ownership Limitation. If, however, conversion or exercise of such shares are not subject to a 4.99% Beneficial Ownership Limitation, the shares reported herein would be 792,109 shares of common stock and percentage ownership would be approximately 7.45%. Jonathan H. Gray holds 50% and his spouse, Chloe Gray, holds 50% of the interests of First Idea Ventures LLC and each share voting and investment power over the securities held by First Idea Ventures LLC. The address of First Idea Ventures LLC is c/o Jade Fiducial, 1925 Century Park East, Suite 1700, Los Angeles, CA 90067. First Idea International Ltd. is a limited company. Jonathan Gray has voting or investment control over the shares held by First Idea Ventures LLC. Mr. Gray is a director of the Company. The address of First Idea International Ltd. is 1 Duchess Street, Suite 1, First Floor, London W1W 6AN, United Kingdom.

Equity Compensation Plans

In connection with the Merger and pursuant to the Merger Agreement, prior to the Merger Effective Time, the Board assumed Prairie LLC’s Long Term Incentive Plan and immediately following the Merger Effective Time, adopted the Amended and Restated Prairie Operating Co. Long Term Incentive Plan (the “Amended & Restated LTIP”), which was an amendment and restatement of Prairie LLC’s Long Term Incentive Plan. Among other ministerial changes to reflect the Merger and conversion of all membership interests in Prairie LLC to shares of Common Stock, the Amended & Restated LTIP provided for the assumption of shares remaining available for delivery as of immediately prior to the Merger Effective Time (as appropriately adjusted to reflect the Merger, resulting in 625,000 shares of Common Stock). On August 25, 2023, in connection with the termination of the 2021 Incentive Stock Award Plan, a legacy Creek Road Miners, Inc. equity compensation plan that had previously been adopted in 2021, and the consolidation of the Company’s available equity incentive plans into one arrangement, the Amended & Restated LTIP was further amended and restated (the “A&R LTIP”) to provide for the delivery of up to 35 million shares of Common Stock pursuant to incentive awards granted thereunder. However, following the Reverse Stock Split, the number of shares available for delivery under the A&R LTIP has been adjusted to 1,225,000.

We intend to file one or more registration statements on Form S-8 under the Securities Act to register the shares of Common Stock issued or issuable under the A&R LTIP. Any such Form S-8 registration statement will become effective automatically upon filing. We expect that the initial registration statement on Form S-8 will cover shares of Common Stock underlying the A&R LTIP. Once these shares are registered, they can be sold in the public market upon issuance, subject to applicable restrictions.

The following table sets forth certain information as of December 31, 2023 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	547,574	—	677,426
Total	547,574	—	677,426

(1) Includes the A&R LTIP. The number of securities reflected in column (a) is comprised of 547,574 shares to be issued upon the vesting and settlement of outstanding RSUs previously granted under the A&R LTIP, which includes any adjustments to reflect the Reverse Stock Split.

(2) The subject securities are not included in the weighted-average exercise price column as they are issuable for no consideration.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Prior to the Merger

Bristol Capital, LLC

Bristol Capital, LLC is managed by Paul L. Kessler. Mr. Kessler served as Executive Chairman of the Company from December 29, 2016, through November 24, 2020, when Mr. Kessler resigned his position, but continued to serve as member of the Board. On December 1, 2021, Mr. Kessler was again appointed Executive Chairman of the Company. In connection with the Merger, Mr. Kessler resigned as Executive Chairman. Mr. Kessler is currently a director of the Company.

Consulting Agreement

On December 29, 2016, the Company entered into a Consulting Services Agreement (the “Consulting Agreement”) with Bristol Capital. Pursuant to the Consulting Agreement, Mr. Kessler agreed to serve as Executive Chairman of the Company. Upon the execution of the agreement the Company granted Bristol Capital options to purchase up to an aggregate of 1,050 shares of common stock at an exercise price of $7.14 per share.

During the term of the Consulting Agreement, the Company paid Bristol Capital a monthly fee of $18,750, payable in cash or Preferred Stock at the Company’s election. Pursuant to the Consulting Agreement, in connection with the uplisting of the Company’s common stock to a national securities exchange, the Company would have been obligated to issue to Bristol Capital (i) shares of common stock equal to 5% of the fully diluted shares of common stock, calculated with the inclusion of Bristol Capital’s equity stock holdings and shares issuable upon conversion of convertible instruments, preferred stock, options, and warrants; and (ii) a one-time non-accountable expense reimbursement of $200,000. However, the Company did not make the foregoing payments in connection with the uplisting of the Company’s common stock to Nasdaq as the Consulting Agreement was terminated prior to such uplisting.

During the years ended December 31, 2023 and 2022, the Company incurred expenses of approximately zero and $225,000, respectively, for consulting services provided by Bristol Capital. As of December 31, 2023 and December 31, 2022, the amount accrued to Bristol Capital for consulting services was zero and $318,750, respectively.

The Consulting Agreement was terminated at Closing.

Bristol Investment Fund, Ltd.

Bristol Investment Fund, Ltd. (“Bristol Investment Fund”) is managed by Bristol Capital Advisors, which in turn is managed by Paul L. Kessler.

Securities Purchase Agreement - December 2016

On December 1, 2016, the Company entered into the Securities Purchase Agreement (the “Bristol Purchase Agreement”) with Bristol Investment Fund, pursuant to which the Company sold to Bristol Investment Fund, for a cash purchase price of $2,500,000, securities comprising of: (i) a secured convertible debenture (the “Bristol Convertible Debenture”), (ii) Series A common stock purchase warrants and (iii) Series B common stock purchase warrants. Pursuant to the Bristol Purchase Agreement, the Company paid $25,000 to Bristol Investment Fund and issued 874 shares of common stock with a grant date fair value of $85,000 to Bristol Investment Fund to cover legal fees. The Company recorded as a debt discount of $25,791 related to the cash paid and the relative fair value of the shares issued for legal fees.

(A) Secured Convertible Debenture

On December 1, 2016, the Company issued the Bristol Convertible Debenture with an initial principal balance of $2,500,000. The Bristol Convertible Debenture accrued interest on the aggregate unconverted and then outstanding principal amount at the rate of 12% per annum. Interest was payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on January 1, 2017, (ii) on each date the purchaser converted, in whole or in part, the Bristol Convertible Debenture into common stock (as to that principal amount then being converted), and (iii) on the day that was 20 days following the Company’s notice to redeem some or all of the of the outstanding principal of the Bristol Convertible Debenture (only as to that principal amount then being redeemed) and on the maturity date. Interest was be paid in cash, common stock, or a combination thereof at the sole discretion of the Company.

On October 31, 2021, in consideration for the release of senior security interest in certain of the assets, properties, and rights of discontinued operations that were sold during the year, the Bristol Convertible Debenture was amended to reduce the conversion price to $5.00.

In March 2022 the Bristol Convertible Debenture principal in the amount of $3,150 was converted into 630 shares of common stock using a conversion price of $5.00.

On October 13, 2023, the Bristol Convertible Debenture, as one of the AR Debentures, was converted into 200,000 shares of common stock.

(B) Series A Common Stock Purchase Warrants

On December 1, 2016, the Company issued Series A common stock purchase warrants to acquire up to 29,166 shares of common stock at exercise price of $85.71.

Prior to the Closing, the Series A common stock purchase warrants were cancelled and retired and ceased to exist without the payment of any consideration to the holders thereof.

(C) Series B Common Stock Purchase Warrants

On December 1, 2016, the Company issued Series B common stock purchase warrants to acquire up to 29,166 shares of common stock at an initial exercise price of $0.06, and expiring on December 1, 2021. The Series B common stock purchase warrants were exercised immediately on the issuance date, and the Company received gross proceeds of $1,667.

Upon issuance of the Bristol Convertible Debenture, the Company valued the warrants using the Black-Scholes Option Pricing model and accounted for it using the relative fair value of $1,448,293 as debt discount on the consolidated balance sheet. Debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the effective interest method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statement of operations. There was no unamortized debt discount as of December 31, 2023 and December 31, 2022.

Prior to the Closing, the Series B common stock purchase warrants were cancelled and retired and ceased to exist without the payment of any consideration to the holders thereof.

Employment Agreement – Kessler

In connection with Paul L. Kessler’s appointment to serve as Executive Chairman, the Company and Mr. Kessler entered into an Executive Chairman Employment Agreement (the “Kessler Employment Agreement”), effective as of December 23, 2021. The Kessler Employment Agreement provided for an initial term of two years, with automatic one-year renewals thereafter, unless terminated by either party with 30 days’ notice prior to any such renewal date. The Kessler Employment Agreement provided for an initial annual base salary of $250,000, which could be increased by the Board from time to time, and for a discretionary annual bonus with an annual target bonus opportunity equal to 150% of Mr. Kessler’s base salary and a maximum bonus opportunity equal to 300% of base salary, with the actual amount paid to be based upon Company and individual performance, as determined by the Board in its sole discretion. The Kessler Employment Agreement also required that the Company issue to Mr. Kessler shares of common stock equal to five percent of the fully diluted shares of common stock of the Company, calculated as provided under the Kessler Employment Agreement, in association with the listing of the Company’s common stock on Nasdaq. Mr. Kessler was also eligible to participate in the Company’s long-term equity arrangements and was entitled to certain employee benefits provided to other executive officers of the Company.

The Kessler Employment Agreement also provided for certain severance benefits upon Mr. Kessler’s termination by the Company without “Cause” or due to his resignation for “Good Reason,” each term as defined in the Kessler Employment Agreement, including (a) cash severance equal to two times the sum of Mr. Kessler’s annual base salary and annual target bonus opportunity (three times such sum if such termination occured within 12 months following a “Change of Control,” as such term is defined in the Kessler Employment Agreement, which is the “Change of Control Protection Period”), and (b) a pro-rata annual bonus for the year of termination, determined as if Mr. Kessler had remained in good standing with the Company through the end of the performance period, but pro-rated for his period of employment during such year. Such severance would have been paid in equal annual installments over a 12-month period (or in a lump sum if the termination occurs within the Change of Control Protection Period).

These severance benefits were contingent upon Mr. Kessler’s execution and non-revocation of a release of claims and compliance with certain restrictive covenants. Additionally, upon any termination, Mr. Kessler was entitled to (i) any earned but unpaid base salary, (ii) any annual bonuses earned but unpaid for any calendar years prior to the calendar year in which the termination occurs, (iii) any unreimbursed business expenses, and (iv) any employee benefits under any employee benefit plan or program in which Mr. Kessler participated as of the termination date.

At the Effective Time of the Merger, Mr. Kessler resigned as Executive Chairman and the Kessler Employment Agreement was terminated, but Mr. Kessler remained a member of the Board.

John D. Maatta, Former Director, Chief Executive Officer and Interim Chief Financial Officer

John D. Maatta is a former director, and served as Chief Executive Officer of the Company until November 24, 2020, as co-Chief Executive Officer from May 12, 2022 through July 8, 2022, and again as Chief Executive Officer beginning on July 9, 2022 to May 3, 2023. Mr. Maatta also served as Interim Chief Financial Officer from March 8, 2023 to May 3, 2023.

On November 22, 2018, the Company agreed to issue 86,466 shares of Preferred Stock for settlement of the outstanding compensation due to Mr. Maatta of $212,707, for the period June 17, 2017 through November 15, 2018.

On August 3, 2020, the Company cancelled the 86,466 shares of Preferred Stock previously determined to be issued, and issued 21,271 shares of Series A Preferred Stock for the settlement of the previous outstanding amount due. In addition, on August 3, 2020, the Company issued 29,496 shares of Series A Preferred Stock for the settlement of $294,965 in additional outstanding compensation due to Mr. Maatta and 35,100 shares of Series A Preferred Stock for the settlement of $351,000 in loans to the Company made by Mr. Maatta. The non-interest-bearing loans were made as follows: $100,000 to the Company during the year ended December 31, 2019, $125,000 to the Company during the year ended December 31, 2020 and other amounts on behalf of the Company amounting to $126,000. There were no outstanding balances of the loan payable to Mr. Maatta as of December 31, 2023 or December 31, 2022.

On March 1, 2021, 8,500 shares of Series A Preferred Stock were issued to Mr. Maatta in satisfaction of an aggregate of $85,546 due to Mr. Maatta under his separation agreement.

The Series A Preferred Stock were converted into shares of common stock in the Restructuring Transactions.

CONtv

CONtv is a joint venture with third parties and Bristol Capital. The Company holds a limited and passive interest of 10% in CONtv. As of December 31, 2023 and December 31, 2022, the investment in CONtv and the amount due to CONtv was zero for both periods.

Related Party Transactions In Connection with the Merger

Merger Consideration

At the Effective Time, Edward Kovalik (Chief Executive Officer and Chairman) and Gary C. Hanna (President and Director) were each issued 1,148,834 shares of common stock as merger consideration pursuant to the Merger Agreement.

ORRI Agreement

On May 15, 2022, Exok entered into an agreement with Gary C. Hanna and Edward Kovalik whereby Exok agreed to share and assign certain of its overriding royalty interests under the Initial Genesis Assets to Gary C. Hanna and Edward Kovalik at the Closing. Following the Closing, these interests are owned in equal one-third shares by entities controlled by each of Gary Hanna, Edward Kovalik and Paul Kessler. To avoid any potential conflict of interest with certain members of the Board and management owning certain overriding royalty interests under the Initial Genesis Assets, all of the Company’s drilling programs will be approved by an independent committee of the Board on a quarterly basis.

Series D PIPE

Bristol Investment Fund purchased $1,250,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea Ventures LLC purchased $750,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. Jonathan H. Gray, a director of the Company, holds 50% and his spouse, Chloe Gray, holds 50% of the interests of First Idea Ventures LLC and each share voting and investment power over the securities held by First Idea Ventures LLC. John D. Maatta purchased $50,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE.

Stockholders Agreement

Prior to the Effective Time, the Company, Bristol Capital Advisors, Paul L. Kessler, Gary C. Hanna and Edward Kovalik entered into the Stockholders Agreement pursuant to which the parties agreed to use reasonable best efforts, including taking certain necessary actions, to cause the Board to cause certain nominees to be elected to serve as a director on the Board under the following conditions: (i) one nominee designated by Bristol Capital Advisors and Paul L. Kessler, collectively, so long as Bristol Capital Advisors, Paul L. Kessler and their respective affiliates collectively beneficially own at least 50% of the number of shares of common stock collectively beneficially owned by such parties on the Closing Date; (ii) four nominees designated by Gary C. Hanna and Edward Kovalik (the “Prairie Members”) so long as the Prairie Members and their affiliates collectively beneficially own at least 50% of the number of shares of common stock collectively beneficially owned by such parties on the Closing Date; (iii) three nominees designated by the Prairie Members so long as the Prairie Members and their affiliates collectively beneficially own at least 40% (but less than 50%) of the number of shares of common stock collectively beneficially owned by such parties on the Closing Date; (iv) two nominees designated by the Prairie Members so long as the Prairie Members and their affiliates collectively beneficially own at least 30% (but less than 40%) of the number of shares of common stock collectively beneficially owned by such parties on the Closing Date; and (v) one nominee designated by the Prairie Members so long as the Prairie Members and their affiliates collectively beneficially own at least 20% (but less than 30%) of the number of shares of common stock collectively beneficially owned by such parties on the Closing Date.

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

In addition, the Company entered into a lock-up agreement with Bristol Investment Fund that impose limitations on any sale of an aggregate of 50% of its shares of common stock until 120 days after the Closing, subject to certain exceptions, and Bristol Investment Fund agreed, subject to such lock-up, to effect only open market sales and not to sell an aggregate daily amount of shares of common stock exceeding 1%, for every $100,000 invested in the PIPE, of the average daily volume of the trading day on which the open market sales of the shares of common stock occurs.

Amended and Restated Senior Secured Convertible Debenture and Amended and Restated Security Agreement

In connection with the Closing, the Company entered into the AR Debentures due December 31, 2023 with each of Bristol Investment Fund and Barlock, in the principal amount of $1,000,000. The AR Debentures accrued interest on the aggregate unconverted and then outstanding principal amount of the AR Debentures at the rate of 12% per annum. Interest was payable quarterly on (i) January 1, April 1, July 1 and October 1, beginning on the date of first issuance of the AR Debentures, (ii) each date the AR Debentures were converted into common stock (as to that principal amount then being converted), (iii) the day that was five trading days following the Company’s notice to redeem some or all of the then outstanding principal of the AR Debentures (only as to that principal amount then being redeemed) and (iv) December 31, 2023.

The AR Debentures were convertible into shares of common stock at any time at the option of the applicable holder, at a conversion price of $5.00 per share (as adjusted, the “Conversion Price”). The initial Conversion Price was subject to adjustments in connection with, among other things, (i) the Company’s issuance of additional shares of common stock, or securities convertible into or exercisable for additional shares of common stock, at a price lower than the then current Conversion Price, and (ii) future stock splits, reverse stock splits, mergers or reorganizations, and similar changes affecting holders of common stock.

On October 13, 2023, the holders of the AR Debentures elected to convert the AR Debentures for an aggregate of 400,666 shares of common stock. As a result, the AR Debentures were fully extinguished in October 2023.

Support Agreements

As of the date of the execution of the Merger Agreement, Bristol Investment Fund entered into a support agreement with the Company pursuant to which, subject to the terms and conditions therein, Bristol Investment Fund agreed to exchange its Original Debenture, in full satisfaction of the outstanding principal amount, accrued but unpaid interest and a 30% premium, for (a) the AR Debenture in substantially the same form as their respective Original Debenture, (b) shares of common stock and (c) shares of Series D Preferred Stock.

Amended and Restated Non-Compensatory Option Agreement

At the Effective Time, the Company assumed and converted options to purchase membership interests of Prairie LLC outstanding and unexercised as of immediately prior to the Effective Time into Non-Compensatory Options to acquire an aggregate of 8,000,000 shares of common stock for $7.14 per share, which are only exercisable if specific production hurdles are achieved, and the Company entered into the Option Agreements with each of Gary C. Hanna, Edward Kovalik, Paul Kessler and BOKA Energy LP, a third-party investor. Erik Thoresen, a director of the Company, is affiliated with BOKA Energy LP. An aggregate of 2,000,000 Non-Compensatory Options are subject to be transferred to the Series D PIPE Investors, based on their then percentage ownership of Series D Preferred Stock to the aggregate Series D Preferred Stock outstanding and held by all PIPE Investors as of the Closing Date, if the Company does not meet certain performance metrics by May 3, 2026.

Registration Rights Agreement

In connection with the closing of the Series D PIPE, the Company entered into the Series D Registration Rights Agreements with each Series D PIPE Investor pursuant to which the Company agreed to submit to or file with the SEC, within 45 calendar days after the Closing Date, a registration statement registering the resale of the shares of common stock underlying the Series D Preferred Stock and Series D PIPE Warrants, and the Company agreed to use its best efforts to have such registration statement declared effective as promptly as possible after the filing thereof but no later than 90 calendar days (or 120 calendar days if the SEC notifies the Company that it will review such registration statement) following the date of the closing. Liquidated damages of $548,144 were paid under the registration rights agreement associated with the Series D PIPE for the year ended December 31, 2023. Of this total, $46,229 was paid to Bristol Investment Fund and $31,767 was paid to the First Idea Entities.

Related Party Transactions Following the Merger

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

The Company’s obligations under the Series E Preferred Stock and the Series E PIPE Warrants are secured by a lien on the Exok Option Assets pursuant to the Deed of Trust. Upon commencement of a voluntary bankruptcy proceeding by Prairie LLC or involuntary bankruptcy proceeding against Prairie LLC, the Series E PIPE Investor will have the right and option to proceed with foreclosure and to sell all or any portion of the Exok Option Assets. In the event that no shares of Series E Preferred Stock remain outstanding (whether by conversion, redemption or otherwise) or are no longer beneficially owned or otherwise held by the Series E PIPE Investor (or any of its affiliates), the lien on the Exok Option Assets under the Deed of Trust will be released in accordance with the terms and procedures set forth therein.

Registration Rights Agreement

In connection with the Series E PIPE and the Exok Option Purchase, the Company entered into the Series E Registration Rights Agreement with the Series E PIPE Investor and Exok Affiliates pursuant to which the Company agreed to submit to or file with the SEC, within the later of (i) 45 calendar days after the Closing Date and (ii) 45 calendar days after the SEC declares the Company’s registration statement with respect to the Series D PIPE registration rights agreement effective, a registration statement registering the resale of the Exok Shares, shares of common stock underlying the Series E Preferred Stock and Series E PIPE Warrants, Exok Shares and shares of common stock underlying the Exok Warrants, and the Company agreed to use its best efforts to have such registration statement declared effective as promptly as possible after the filing thereof but no later than ninety (90) calendar days (or one hundred twenty (120) calendar days if the SEC notifies the Company that it will review such registration statement) following the later of (x) Closing Date and (y) the date the SEC declares the prior registration statement effective.

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

Narrogal Nominees Pty Ltd ATF Gregory K. O’Neill Family Trust

On May 3, 2023, the O’Neill Trust purchased $10,000,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. On August 15, 2023, the O’Neill Trust purchased $20,000,000 of Series E Preferred Stock and Series E PIPE Warrants in the Series E PIPE. On November 13, 2023, the O’Neill Trust delivered notice to the Company of the exercise of its Series D B Warrants to purchase 2,000,000 shares of common stock at an exercise price of $6.00 per share for total proceeds to the Company of $12 million (the “Warrant Exercise”). Each of the warrants held by the O’Neill Trust, as well as the Series D Preferred Stock and Series E Preferred Stock was subject to a limitation on exercise or conversion, as applicable, if as a result of such exercise or conversion, the holder would own more than 4.99% of the outstanding shares of common stock, which may be increased by the holder upon written notice to the Company, to any specified percentage not in excess of 9.99% (the “Beneficial Ownership Limitation Ceiling”). In connection with the Warrant Exercise, the O’Neill Trust entered into an agreement with the Company pursuant to which it amended the terms of each of its Series D PIPE Warrants and Series E PIPE Warrants to increase the Beneficial Ownership Limitation Ceiling from 9.99% to 25% and gave notice to the Company that it was increasing its Beneficial Ownership Limitation to 25% with respect to each of its remaining warrants. The Beneficial Ownership Limitation Ceiling on the Series D Preferred Stock and Series E Preferred Stock remains at 9.99%.

Policies and Procedures for Related Person Transactions

A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;
●	any person who is known by us to be the beneficial owner of more than 5% of our common stock;
●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our common stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our common stock; and
●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

The Board has adopted a written related party transactions policy. Pursuant to this policy, our audit committee will review all material facts of all Related Party Transactions and either approved or disapproved entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, our audit committee shall take into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and (ii) the extent of the Related Person’s interest in the transaction. Further, the policy requires that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.

Item 14.	Principal Accounting Fees and Services

Auditor Fees and Services

The following table presents fees for professional services rendered by Ham, Langston & Brezina LLP (“HL&B”) and MaughanSullivan LLC (“MaughanSullivan”), in their roles as independent registered public accounting firm for the audit of the Company’s annual financial statements and other services rendered for fiscal years 2023 and 2022, respectively:

	Year ended December 31,
	2023	2022
Audit Fees	$159,000	$37,756
Audit Related Fees	47,800	—
Tax Fees	—	8,000
All Other Fees	—	—
Total Fees	$206,800	$45,736

Policy for Approval of Audit and Permitted Non-Audit Services

Pursuant to the audit committee charter, the audit committee is responsible for the oversight of our accounting, reporting and financial practices. The audit committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. During 2023, the audit committee pre-approved all audit and permitted non-audit services provided by HL&B and MaughanSullivan.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The consolidated financial statements of Prairie Operating Co. and its subsidiaries and the report of independent registered public accounting firm are included in Item 8 of this Annual Report.

(a)(2) The consolidated financial statement schedules have been omitted because they are not required under the related instructions, or are not applicable.

(a)(3) The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

Item 16.	Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAIRIE OPERATING CO.

Dated: March 18, 2024	By:	/s/ Edward Kovalik
Edward Kovalik
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward Kovalik	Chief Executive Officer and Chair	March 18, 2024
Edward Kovalik	(Principal Executive Officer)

/s/ Craig Owen	Chief Financial Officer	March 18, 2024
Craig Owen	(Principal Financial and Principal Accounting Officer)

/s/ Gary C. Hanna	President and Director	March 18, 2024
Gary C. Hanna

/s/ Paul L. Kessler	Director	March 18, 2024
Paul L. Kessler

/s/ Gizman I. Abbas	Director	March 18, 2024
Gizman I. Abbas

/s/ Stephen Lee	Director	March 18, 2024
Stephen Lee

/s/ Jonathan H. Gray	Director	March 18, 2024
Jonathan H. Gray

/s/ Erik Thoresen	Director	March 18, 2024
Erik Thoresen

Exhibit Index

Exhibit No.	Description
2.1+	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Creek Road Merger Sub, LLC and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
2.2+	Asset Purchase Agreement, dated as of January 11, 2024, by and among Nickel Road Development LLC, Nickel Road Operating LLC, Prairie Operating Co., and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2024).
2.3+	Asset Purchase Agreement, dated as of January 23, 2024, by and among Prairie Operating Co. and Matthew Austin Lerman (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2024).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2023).
3.2	Amended and Restated Bylaws of Prairie Operating Co. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.1	Form of Series D PIPE Warrant (incorporated by reference to Exhibit C of Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
4.2	Form of Exok Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2023).
4.3	Form of Series E A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2023).
4.4	Form of Series E B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2023).
4.5*	Description of Company’s securities.
4.6*	Amendment and Waiver of Exercise Limitations Letter Agreement, dated as of November 13, 2023, by and between the Issuer and the Family Trust.
10.1	Securities Purchase Agreement, dated as of August 15, 2023, by and between Prairie Operating Co. and Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.2 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.2	Registration Rights Agreement, dated as of August 15, 2023, by and among Prairie Operating Co. and the holders thereto (incorporated by reference to Exhibit 10.3 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).

10.3+	Deed of Trust, Mortgage, Assignment of As-Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated as of August 15, 2023, from Prairie Operating Co., as mortgagor, to Gregory O’Neill, as trustee, for the benefit of Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.4 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.4	Non-Compensatory Option Purchase Agreement, dated as of August 30, 2023, by and among Prairie Operating Co., Gary C. Hanna, Edward Kovalik, Bristol Capital, LLC and Georgina Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2023).
10.5#	Amended & Restated Prairie Operating Co. Long-Term Incentive Plan, effective as of August 25, 2023 (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.6#	Form of Restricted Stock Unit Award Agreement (for Non-Employee Directors and Consultants) (incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.7#	Form of Restricted Stock Unit Award Agreement (for Employees) (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.8#	Form of Amended and Restated Employment Agreement (President and CEO) (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.9#	Form of Amended and Restated Employment Agreement (Other Executive Officers) (incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.10	Master Services Agreement and Order Form, dated February 16, 2023, by and between Atlas Power Hosting, LLC and Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).
10.11+	Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among Prairie Operating Co., LLC, Exok, Inc. and Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.12+	Support Agreement (Series B Preferred Stock), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).

10.13+	Form of Support Agreement (Series C Preferred Stock) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.14+	Support Agreement (Senior Secured Convertible Debenture), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.15+	Support Agreement (Senior Secured Convertible Debenture and Series A Preferred Stock), dated as of May 3, 2023, by and among Creek Road Miners, Inc., Barlock 2019 Fund, LP, Scott D. Kaufman and American Natural Energy Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.16	Support Agreement (Convertible Promissory Note), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Creecal Holdings, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.17	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.18	Stockholders Agreement, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Bristol Capital Advisors, LLC, Paul Kessler, Edward Kovalik and Gary C. Hanna (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.19#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.20+	Form of 12% Amended and Restated Senior Secured Convertible Debenture Due December 31, 2023 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.21	Amended and Restated Security Agreement, dated as of May 3, 2023, by and among Prairie Operating Co. and its subsidiaries, Barlock 2019 Fund, LP and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.22	Form of Amended and Restated Non-Compensatory Option Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 16, 2023).
23.1*	Consent of Ham, Langston & Brezina, L.L.P.
23.2*	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
99.1*	Report of Cawley, Gillespie & Associates, Inc., dated March 15, 2024, as to the reserves of Prairie Operating Co. as of December 31, 2023.
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
#	Indicates a management contract or compensatory plan or arrangement.

