Form 10-K/A
period 2023-12-31
Prairie Operating Co.
filed 2024-03-20
CIK 1162896

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

EXPLANATORY NOTE

Prairie Operating Co. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”), filed with the Securities and Exchange Commission on March 19, 2024.

The Company is filing this Amendment No. 1 solely to file revised certifications of the Company’s principal executive officer and principal financial officer as Exhibits 31.1 and 31.2, respectively, to correct the inadvertent reference to the Company’s “quarterly report” and to conform certain language in paragraph 5 to the exact form of such certifications as required under Item 601(b)(31)(i) of Regulation S-K.

Except as described above, this Amendment No. 1 does not modify or update in any way the financial statements or disclosures made, or any exhibits included or incorporated by reference, in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

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

PRAIRIE OPERATING CO.

Dated: March 20, 2024	By:	/s/ Edward Kovalik
Edward Kovalik
Chief Executive Officer
(Principal Executive Officer)

Exhibit Index

Exhibit No.	Description
2.1+	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Creek Road Merger Sub, LLC and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
2.2+	Asset Purchase Agreement, dated as of January 11, 2024, by and among Nickel Road Development LLC, Nickel Road Operating LLC, Prairie Operating Co., and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2024).
2.3+	Asset Purchase Agreement, dated as of January 23, 2024, by and among Prairie Operating Co. and Matthew Austin Lerman (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2024).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2023).
3.2	Amended and Restated Bylaws of Prairie Operating Co. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.1	Form of Series D PIPE Warrant (incorporated by reference to Exhibit C of Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
4.2	Form of Exok Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2023).
4.3	Form of Series E A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2023).
4.4	Form of Series E B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2023).
4.5	Description of Company’s securities.
4.6	Amendment and Waiver of Exercise Limitations Letter Agreement, dated as of November 13, 2023, by and between the Issuer and the Family Trust.
10.1	Securities Purchase Agreement, dated as of August 15, 2023, by and between Prairie Operating Co. and Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.2 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.2	Registration Rights Agreement, dated as of August 15, 2023, by and among Prairie Operating Co. and the holders thereto (incorporated by reference to Exhibit 10.3 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).

10.3+	Deed of Trust, Mortgage, Assignment of As-Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated as of August 15, 2023, from Prairie Operating Co., as mortgagor, to Gregory O’Neill, as trustee, for the benefit of Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.4 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.4	Non-Compensatory Option Purchase Agreement, dated as of August 30, 2023, by and among Prairie Operating Co., Gary C. Hanna, Edward Kovalik, Bristol Capital, LLC and Georgina Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2023).
10.5#	Amended & Restated Prairie Operating Co. Long-Term Incentive Plan, effective as of August 25, 2023 (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.6#	Form of Restricted Stock Unit Award Agreement (for Non-Employee Directors and Consultants) (incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.7#	Form of Restricted Stock Unit Award Agreement (for Employees) (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.8#	Form of Amended and Restated Employment Agreement (President and CEO) (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.9#	Form of Amended and Restated Employment Agreement (Other Executive Officers) (incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.10	Master Services Agreement and Order Form, dated February 16, 2023, by and between Atlas Power Hosting, LLC and Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).
10.11+	Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among Prairie Operating Co., LLC, Exok, Inc. and Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.12+	Support Agreement (Series B Preferred Stock), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).

10.13+	Form of Support Agreement (Series C Preferred Stock) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.14+	Support Agreement (Senior Secured Convertible Debenture), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.15+	Support Agreement (Senior Secured Convertible Debenture and Series A Preferred Stock), dated as of May 3, 2023, by and among Creek Road Miners, Inc., Barlock 2019 Fund, LP, Scott D. Kaufman and American Natural Energy Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.16	Support Agreement (Convertible Promissory Note), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Creecal Holdings, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.17	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.18	Stockholders Agreement, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Bristol Capital Advisors, LLC, Paul Kessler, Edward Kovalik and Gary C. Hanna (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.19#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.20+	Form of 12% Amended and Restated Senior Secured Convertible Debenture Due December 31, 2023 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.21	Amended and Restated Security Agreement, dated as of May 3, 2023, by and among Prairie Operating Co. and its subsidiaries, Barlock 2019 Fund, LP and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.22	Form of Amended and Restated Non-Compensatory Option Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 16, 2023).
23.1	Consent of Ham, Langston & Brezina, L.L.P.
23.2	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.
99.1	Report of Cawley, Gillespie & Associates, Inc., dated March 15, 2024, as to the reserves of Prairie Operating Co. as of December 31, 2023.
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
†	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement for purposes of Section 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
#	Indicates a management contract or compensatory plan or arrangement.

