Form 10-Q
period 2024-03-31
Prairie Operating Co.
filed 2024-05-13
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 10, 2024
Common Stock, $0.0001 par value	12,190,077

PART 1 — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$4,047,773	$13,036,950
Note and other receivable	951,760	7,095
Prepaid expenses	175,647	164,391
Deferred financing costs	1,019,222	—
Current assets – discontinued operations	—	322,655
Total current assets	6,194,402	13,531,091

Property and equipment:
Oil and natural gas properties, successful efforts method of accounting including $30,397,183 at March 31, 2024 and $28,705,404 at December 31, 2023 excluded from amortization	30,754,390	28,705,404
Less: Accumulated depreciation, depletion and amortization	—	—
Total property and equipment, net	30,754,390	28,705,404
Deposits on E&P assets	9,000,000	—
Operating lease assets	396,011	155,253
Deferred transaction costs	186,534	108,956
Noncurrent assets – discontinued operations	—	3,182,307
Total assets	$46,531,337	$45,683,011

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,486,571	$5,374,494
Operating lease liabilities, current	162,829	41,890
Total current liabilities	8,649,400	5,416,384

Long-term liabilities:
Operating lease liabilities, long-term	218,069	93,816
Total long-term liabilities	218,069	93,816
Total liabilities	8,867,469	5,510,200

Commitments and contingencies (Note 10)

Stockholders’ equity:

Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized and 19,402 shares issued and outstanding at March 31, 2024; 50,000 shares authorized and 20,627 issued and outstanding at December 31, 2023	194	206
Series E convertible preferred stock; $0.01 par value; 50,000 shares authorized and 20,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	200	200
Common stock; $0.01 par value; 500,000,000 shares authorized and 10,815,329 shares issued and outstanding at March 31, 2024; 500,000,000 shares authorized and 9,826,719 shares issued and outstanding at December 31, 2023	108,153	98,267
Additional paid-in capital	125,446,282	118,927,814
Accumulated deficit	(87,890,961)	(78,853,677)
Total stockholders’ equity	37,663,868	40,172,811
Total liabilities and stockholders’ equity	$46,531,337	$45,683,011

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Revenues	$—	$—

Operating costs and expenses:
Operating expenses	—	—
General and administrative	7,602,860	64,392
Exploration	441,780	—
Total operating costs and expenses	8,044,640	64,392
Loss from operations	(8,044,640)	(64,392)

Other income (expense):
Interest income	52,101	—
Total other income (expense)	52,101	—

Loss from operations before provision for income taxes	(7,992,539)	(64,392)
Provision for income taxes	—	—
Net loss from continuing operations	(7,992,539)	(64,392)

Discontinued operations
Loss from discontinued operations, net of taxes	(1,044,745)	—
Net loss from discontinued operations	(1,044,745)	—

Net loss	$(9,037,284)	$(64,392)

Earnings (loss) per common share:
Loss per share from continuing operations, basic and diluted	$(0.80)	$—
Loss per share from discontinued operations, basic and diluted	$(0.10)	$—
Loss per share, basic and diluted	$(0.90)	$—
Weighted average common shares outstanding, basic and diluted	10,004,987	—

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Members’ Deficit/Stockholders’ Equity

		Shareholders’ Equity
	Members’	Series D Preferred Stock Par value $0.01		Series E Preferred Stock Par value $0.01		Common stock Par value $0.01		Additional Paid In	Accumulated	Stockholders’ Equity
	Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	$—	20,627	$206	20,000	$200	9,826,719	$98,267	$118,927,814	$(78,853,677)	$40,172,811

Conversion of Series D preferred stock	—	(1,225)	(12)	—	—	245,000	2,450	(2,438)	—	—
Issuance of common stock upon warrant exercise	—	—	—	—	—	743,610	7,437	4,454,222	—	4,461,659
Stock based compensation	—	—	—	—	—	—	—	2,066,682	—	2,066,682
Net loss	—	—	—	—	—	—	—	—	(9,037,284)	(9,037,284)
Balance, March 31, 2024	$—	19,402	$194	20,000	$200	10,815,329	$108,153	$125,446,282	$(87,890,961)	$37,663,868

Balance, December 31, 2022	(381,520)	—	—	—	—	—	—	—	—	—
Net loss	(64,392)

Balance, March 31, 2023	(445,912)	—	—	—	—	—	—	—	—	—

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(9,037,284)	$(64,392)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,066,682	—
Loss from discontinued operations, net of taxes	1,182,307	—
Changes in operating assets and liabilities:
Notes and other receivable	55,335	—
Prepaid expenses	(11,256)	—
Accounts payable and accrued expenses	3,112,077	64,309
Deferred financing costs	(1,019,223)	—
Other	4,433	—
Net cash used in continuing operating activities	(3,646,929)	(83)
Net cash provided by discontinued operating activities	322,655	—
Net cash used in operating activities	(3,324,274)	(83)

Cash flow from investing activities:
Deposit on Nickel Road Asset Purchase	(9,000,000)	—
Investments in oil and natural gas properties	(2,048,986)	—
Cash received from sale of cryptocurrency miners	1,000,000	—
Deferred transaction costs related to Nickel Road Asset Purchase	(77,577)	—
Net cash used in continuing investing activities	(10,126,563)	—
Net cash used in discontinued investing activities	—	—
Net cash provided by investing activities	(10,126,563)	—

Cash flow from financing activities:
Proceeds from the exercise of Series D warrants	4,461,660	—
Net cash provided by continuing financing activities	4,461,660	—
Net cash used in discontinued financing activities	—	—
Net cash provided by financing activities	4,461,660	—

Net increase (decrease) in cash and cash equivalents	(8,989,177)	(83)
Cash and cash equivalents, beginning of period	13,036,950	79,845
Cash and cash equivalents, end of period	$4,047,773	$79,762

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosures of noncash investing and financing activity:
Common stock issued upon conversion of Series D Preferred Stock	$1,225,000	$—
Deferred transaction costs associated with the Merger and Exok Transaction	$—	$178,893
Deferred transaction costs associated with the Series D PIPE	$—	$33,501

See notes to unaudited condensed consolidated financial statements

Prairie Operating Co. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2024

(Unaudited)

Note 1. Organization, Description of Business and Basis of Presentation

Organization

On May 3, 2023, we changed our name from Creek Road Miners, Inc. to Prairie Operating Co. (the “Company,” “we,” “us” or “our”) in connection with the Merger (as defined below). The Company was incorporated in Delaware on May 2, 2001. The Company is an independent energy company engaged in oil, natural gas and NGLs development, exploration and production (“E&P”). The Company was also a crypto company focused on cryptocurrency mining until the sale of its cryptocurrency miners in January 2024. Upon this sale, the Company solely operates in the E&P segment.

The Merger Agreement and Related Transactions

On May 3, 2023, the Company completed its merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023 (the “Merger Agreement,” and the closing thereunder, the “Closing”), by and among the Company, Merger Sub and Prairie LLC, pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.”

On October 16, 2023, the Company affected a reverse stock split at an exchange ratio of 1:28.5714286 (the “Reverse Stock Split”). Unless otherwise noted, all per share and share amounts presented herein have been retroactively adjusted for the effect of the Reverse Stock Split for all periods presented.

Upon the Merger, membership interests in Prairie LLC were converted into the right to receive each member’s pro rata share of 2,297,668 shares of common stock of the Company.

The Merger was accounted for as a reverse asset acquisition under existing GAAP (as defined below). For accounting purposes, Prairie LLC was treated as acquiring Merger Sub in the Merger. See Note 4 for further discussion.

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

Description of Business

E&P

We are an independent oil and gas company focused on the acquisition and development of crude oil, natural gas and natural gas liquids. We currently hold acreage in the DJ Basin of Colorado that we intend to develop. In addition to growing production through our drilling operations, we also seek to grow our business through accretive acquisitions, including the acquisition of the Genesis Bolt-on Assets (as defined herein) in February 2024 and the NRO Acquisition (as defined herein), which was signed in January 2024.

Cryptocurrency Mining

Our cryptocurrency mining operations commenced on May 3, 2023 concurrent with the Merger. In the three months ended March 31, 2024, we generated all of our revenue through our cryptocurrency mining activities from assets we acquired in the Merger. Upon the closing of the Crypto Sale (as defined below), we exited the cryptocurrency mining business. All results and activities from these assets and operations have been classified as discontinued operations in our condensed consolidated financial statements.

Basis of Presentation

The consolidated financial statements included in this Quarterly Report present the Company’s financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the financial statements, and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company evaluates subsequent events through the date the financial statements are issued.

Liquidity Analysis

The Company had a net loss of $9.0 million for the three months ended March 31, 2024. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. At March 31, 2024, we had cash and cash equivalents of $4.0 million, a working capital deficit of $2.5 million, and an accumulated deficit of $87.9 million.

We expect that our cash balance will decline until we are able to obtain financing through public or private capital markets and/or upon the exercise of common stock warrants. As of March 31, 2024, the Company had common stock warrants with exercise prices of $6.00 per share of common stock and expiring through August 2024 (see Note 13) that, if all were exercised, would represent cash proceeds to the Company of approximately $27.9 million. Based on recent and current prices of the Company’s common stock, the Company expects such warrants to be exercised. The Company received $3.9 million of cash proceeds from such warrant exercises and $1.1 million of cash proceeds from exercises of warrants expiring in 2028 during the period from April 1, 2024 through May 10, 2024. However, there is no assurance that the remainder of such common stock warrants will ultimately be exercised.

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

Industry Segment and Geographic Information

We currently operate in one industry segment, which is the acquisition and development of crude oil, natural gas and natural gas liquids. All of our operations are conducted in the continental United States.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit.

The Company does not anticipate incurring any losses related to these credit risks.

Cash and cash equivalents

Cash and cash equivalents are defined by the Company as short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash. Management considers cash and cash equivalents to have minimal credit and market risk. The Company had $4.0 million and $13.0 million in cash and cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Accounts receivable

Accounts receivable represents revenue recognized, but for which payment has not yet been received. The Company had no accounts receivable associated with its continuing operations at March 31, 2024 or December 31, 2023.

Note receivable

Note receivable represents the amount due from the sale of the cryptocurrency mining assets (see Note 1) inclusive of accrued interest. The note receivable balance was $951,760 and zero and March 31, 2024 and December 31, 2023, respectively.

Deferred financing costs

Deferred financing costs represent costs represent legal costs associated with a future revolving credit facility and future issuance of equity both expected to be completed no later than December 31, 2024 and were $10,000 and $1.0 million, respectively, at March 31, 2024. Such costs will be reclassified as components of debt and equity, respectively, upon successful completion of each financing. If either or both financings are unsuccessful, such costs will be expensed.

Property and equipment

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

Leases

The Company determines if a contract contains a lease at its inception or as a result of an acquisition. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. A right-of-use asset and corresponding lease liability are recognized on the balance sheet at commencement at an amount based on the present value of the remaining lease payments over the lease term as determined using the implicit rate of the lease. Operating right-of-use assets and operating lease liabilities are presented separately on the consolidated balance sheet. The Company does not have any finance leases as of March 31, 2024 or December 31, 2023. Leases with an initial term of twelve months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis, and variable lease payments are recognized in the period as incurred.

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

As of March 31, 2024 and December 31, 2023, the Company had no liability-classified warrants.

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

The Company’s cryptocurrency mining assets that were in service during the three months ended March 31, 2024 until the Crypto Sale were operating under a contract with Atlas Power Hosting, LLC (“Atlas”) whereby Atlas hosted, operated, and managed the Company’s assets (the “Atlas MSA”). The Company received payment in U.S. dollars for the daily net mining revenue representing the dollar value of the cryptocurrency award generated less power and other costs. The Company did not receive or own cryptocurrencies under this contract.

Upon the Crypto Sale as described in Note 1, the Company no longer owns cryptocurrency mining assets nor earns cryptocurrency mining revenues.

Income taxes

We account for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their respective tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At March 31, 2024, the Company had a full valuation allowance to offset its net deferred tax assets.

Discontinued Operations

On January 23, 2024, the Company sold all of its Mining Equipment (as defined herein) for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments, to be paid out of (i) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (ii) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest. The Company recognized a loss of $1.1 million on this disposition.

The related assets and liabilities associated with the discontinued operations in our condensed consolidated balance sheets for the three months ended March 31, 2024 and the year ended December 31, 2023, are classified as discontinued operations. Additionally, the financial results associated with discontinued operations are classified as discontinued operations in our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023.

Earnings (Loss) Per Common Share

The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Our Series D Preferred Stock and Series E Preferred Stock (each as defined herein) are participating securities. These participating securities do not have a contractual obligation to share in the Company’s losses. Therefore, in periods of net loss, no portion of such losses are allocated to participating securities.

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

Basic and diluted earnings (loss) attributable to common stockholders is the same for the three months ended March 31, 2024 because the Company has only incurred losses and all potentially dilutive securities are anti-dilutive. Potentially dilutive securities that were not included in the computation of diluted earnings (loss) attributable to common stockholders at March 31, 2024 because their inclusion would be anti-dilutive are as follows:

Potentially Dilutive Security	Quantity	Stated Value Per Share	Total Value or Stated Value	Assumed Conversion Price	Resulting Common Shares
Merger Options and restricted stock units(1)	8,547,574	$—	$—	$—	547,574
Common stock warrants	365,323,672	—	—	—	12,775,829
Series D preferred stock	19,402	1,000	19,402,130	5.00	3,880,426
Series E preferred stock	20,000	1,000	20,000,000	5.00	4,000,000

Total					21,203,829

(1)	Not exercisable or vested as of March 31, 2024 (see Notes 13 and 14).

As of and for the three months ended March 31, 2023, there were no potentially dilutive units exercisable and outstanding.

Related parties

The Company follows ASC 850-10, Related Parties, for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act of 1933, as amended); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3. Discontinued Operations

On January 23, 2024, the Company sold all of its cryptocurrency miners (the “Mining Equipment”) for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments (the “Deferred Purchase Price”), to be paid out of (i) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (ii) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest. The Company recognized a loss of $1.1 million on this disposition.

The related assets and liabilities associated with the discontinued operations in our condensed consolidated balance sheets for the three months ended March 31, 2024 and the year ended December 31, 2023, are classified as discontinued operations. The major classes of assets included as part of discontinued operations are presented in the table below.

	March 31, 2024	December 31, 2023
Accounts receivable	$—	$322,655
Property and equipment, net	—	3,182,307
Total assets – discontinued operations	$—	$3,504,962

Additionally, the financial results associated with discontinued operations are classified as discontinued operations in our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023. The major classes of line items constituting the loss from discontinued operations are presented in the table below.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cryptocurrency mining revenue	$192,625	$—
Cryptocurrency mining costs	(55,063)	—
Depreciation and amortization	(102,210)	—
Loss from sale of cryptocurrency mining equipment	(1,080,097)	—
Loss from discontinued operations before income taxes	(1,044,745)	—
Provision for income taxes	—	—
Net loss from discontinued operations	$(1,044,745)	$—

Note 4. Acquisitions and Merger

NRO Acquisition

On January 11, 2024, the Company entered into an asset purchase agreement (the “NRO Agreement”), by and among the Company, Nickel Road Development LLC, Nickel Road Operating, LLC (“NRO”) and Prairie Operating Co., LLC, to acquire certain NRO assets (the “Central Weld Assets”) for total consideration of $94.5 million (the “Purchase Price”), subject to certain closing price adjustments and other customary closing conditions (the “NRO Acquisition”). The Purchase Price consists of $83.0 million in cash and $11.5 million in deferred cash payments. The Company deposited $9 million of the Purchase Price into an escrow account on January 11, 2024 (the “Deposit”), which will be released to NRO upon the earlier of the closing date and August 15, 2024. Portions of the Deposit are subject to earlier release under certain circumstances if the closing has not occurred on or prior to June 17, 2024.

The Company expects the NRO Acquisition to close on or before August 15, 2024, subject to customary closing conditions, with an economic effective date of February 1, 2024. The Company expects to fund the transaction through a combination of public and/or private issuance of common stock, cash on hand, and proceeds from existing warrant exercises. However, there can be no assurances that funding required to close can be attained on or before August 15, 2024.

Genesis Bolt-on Acquisition

On February 5, 2024, the Company acquired a 1,280-acre drillable spacing unit and eight proved undeveloped drilling locations in the DJ Basin (the “Genesis Bolt-on Assets”) from a private seller for $900,000. These offset the other oil and gas assets held by the Company in northern Weld County, Colorado.

Initial Genesis Asset Acquisitions

Upon the Merger, the Company consummated the purchase of oil and gas leases from Exok, Inc., an Oklahoma corporation (“Exok”), including all of Exok’s right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, from Exok for $3.0 million pursuant to the Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among the Company, Prairie LLC and Exok (the “Exok Transaction”).

On August 14, 2023, Prairie LLC exercised its option in connection with the initial Exok transaction and purchased oil and gas leases, including all of Exok’s right, title and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data and records, consisting of approximately 20,328 net mineral acres in, on and under approximately 32,695 gross acres from Exok (the “Exok Option Purchase”). The Company paid $18.0 million in cash to Exok and issued equity consideration to certain affiliates of Exok, consisting of (i) 670,499 shares of common stock and (ii) warrants providing the right to purchase 670,499 shares of common stock at $7.43 per share (the “Exok Warrants”).

Merger with Creek Road Miners, Inc.

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

Purchase Price Allocation:	May 3, 2023
Cash and cash equivalents	$42,360
Accounts receivable	8,014
Prepaid expenses	63,795
Mining equipment (1)	18,140,874
Deposits on mining equipment	2,928,138
Accounts payable and accrued expenses	(3,352,389)
Secured convertible debentures	(1,981,000)
SBA loan payable	(150,000)
Share issuance liability	(529,638)
Net assets acquired	$15,170,154

(1)	In accordance with GAAP for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed to the property and equipment acquired.

Note 5. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2024	December 31, 2023
Oil and natural gas properties
Proved properties	$—	$—
Unproved properties	30,754,390	28,705,404
Total capitalized costs	30,754,390	28,705,404
Less: Accumulated depreciation, depletion and amortization	—	—
Net capitalized costs	$30,754,390	$28,705,404

On August 15, 2023, the Company exercised its option under the Exok Transaction to purchase approximately 20,328 net mineral acres in, on and under approximately 32,695 additional gross acres from Exok (the “Exok Option Assets”). The acquisition cost of this acreage was $25.3 million consisting of (i) $18.0 million in cash (the “Cash Consideration”), (ii) issuance of 670,499 shares of the Company’s common stock and Exok Warrants to purchase 670,499 shares of common stock for an aggregate value of $7.3 million, and (iii) direct transaction costs. The Cash Consideration was funded from the Series E PIPE (see Note 11).

On February 5, 2024, the Company acquired the Genesis Bolt-on Assets for $900,000.

Note 6. Accounts Payable and Accrued Expenses

The following table provides detail of the Company’s accounts payable and accrued expenses for the periods presented:

	March 31, 2024	December 31, 2023
Accounts payable	$3,597,981	$2,295,575
Accrued legal and accounting fees	1,517,248	200,641
Incentive compensation	2,609,475	1,925,191
Other	761,867	953,087
Accounts payable and accrued expenses	$8,486,571	$5,374,494

Note 7. Debt

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

The Company had no debt outstanding at March 31, 2024 or December 31, 2023.

Note 8. Leases

The Company’s right-of-use assets and lease liabilities are recognized on the accompanying balance sheets based on the present value of the expected lease payments over the lease term. As of March 31, 2024 and December 31, 2023, the Company did not have any finance leases. The following table summarizes the Company’s operating leases:

	March 31, 2024	December 31, 2023
Operating Leases
Office space	$196,722	$—
Vehicles	199,289	155,253
Total right-of-use asset	$396,011	$155,253

Office space	$198,857	$—
Vehicles	182,041	135,706
Total lease liability	$380,898	$135,706

The following table summarizes the components of the Company’s lease costs incurred for the periods below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease cost	$39,271	$—
Short-term lease cost	12,600	—
Total lease cost	$51,871	$—

The Company recognizes operating lease cost on a straight-line basis. Short-term lease costs are recognized as incurred and represent payments for office leases with a lease term of one year or less.

The Company’s weighted-average remaining lease terms and discount rates as of March 31, 2024 are as follows:

Operating Leases
Weighted-average lease term (years)	2.0
Weighted-average discount rate	10.2%

Future commitments by year for the Company’s leases with a lease term of one year or more as of December 31, 2023 are presented in the table below. Such commitments are reflected at undiscounted values and are reconciled to the discounted present value recognized on the accompanying balance sheets as follows:

Operating Leases
2024	$145,165
2025	197,138
2026	82,479
2027	3,737
Total lease payments	428,519
Less: imputed interest	(47,621)
Total lease liability	$380,898

Supplemental cash flow disclosures related to leases are presented below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$34,383	$—
Right-of-use assets obtained in exchange for operating liabilities	$270,290	$—

Note 9. Fair Value Measurements

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

There were no assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 or December 31, 2023.

Note 10. Commitments and Contingencies

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

Note 11. Preferred Stock

Series D

The Company has authorized 50,000 shares of Series D preferred stock with a par value of $0.01 and a stated value of $1,000 per share and convertible into shares of common stock at a price of $5.00 per share (“Series D Preferred Stock”). No dividends are to be paid other than in those in the same form as dividends actually paid on common stock other than any adjustments related to stock dividends or stock splits.

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

The Company received an aggregate of $17.4 million in proceeds from a number of investors (the “Series D PIPE Investors”) who were issued 17,376 shares of Series D Preferred Stock along with Series A warrants (“Series D A Warrants”) to purchase 3,475,250 shares of the Company’s common stock and Series B warrants (“Series D B Warrants” and together with the Series D A Warrants, the “Series D PIPE Warrants”) to purchase 3,475,250 shares of common stock (the “Series D PIPE”). See Note 13 for a further description of the Series D PIPE Warrants.

The Company entered into registration rights agreements with each Series D PIPE Investor whereby the Company is required to pay liquidated damages if the resale of the underlying shares of common stock is not registered by the Securities and Exchange Commission by August 31, 2023. The Company paid a total of $548,144 of such damages for the year ended December 31, 2023 before the resale registration statement with respect to such shares was declared effective in December 2023. There were no such damages incurred or paid in the three months ended March 31, 2024 or 2023.

Additionally and upon the Merger, holders of the AR Debentures were issued 4,423 shares of Series D Preferred Stock. No warrants were issued with or are associated with these shares.

During the three months ended March 31, 2024, there were conversions of 1,225 shares of Series D Preferred Stock into 245,000 shares of common stock. There were 19,402 shares of Series D Preferred Stock outstanding at March 31, 2024.

Series E

The Company has authorized 50,000 shares of Series E preferred stock with a par value of $0.01 and a stated value of $1,000 per share and convertible into shares of common stock at a price of $5.00 per share (“Series E Preferred Stock”). No dividends are to be paid other than in those in the same form as dividends actually paid on common stock other than any adjustments related to stock dividends or stock splits.

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

The Company received an aggregate of $20.0 million in proceeds (the “Series E PIPE”) from Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (the “Series E PIPE Investor”), who was issued 20,000 shares of Series E Preferred Stock along with 39,615 shares of the Company’s common stock, and Series A warrants (“Series E A Warrants”) to purchase 4,000,000 shares of the Company’s common stock and Series B warrants (“Series E B Warrants” and together with the Series E A Warrants, the “Series E PIPE Warrants”) to purchase 4,000,000 shares of common stock. See Note 13 for a further description of the Series E PIPE Warrants.

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

There have been no conversions of Series E Preferred Stock and there were 20,000 shares of Series E Preferred Stock outstanding at March 31, 2024.

Note 12. Common Stock

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

Note 13. Common Stock Options and Warrants

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

None of the Merger Options were exercisable at March 31, 2024 or December 31, 2023.

Legacy Warrants

Upon the Merger, the Company assumed warrants to purchase 53,938 shares of the Company’s common stock with a weighted average exercise price of $49.71 per share (the “Legacy Warrants”). Legacy Warrants providing the right to purchase 43,438 and 53,938 shares of common stock were outstanding at March 31, 2024 and December 31, 2023, respectively, with a weighted average remaining contractual life of 2.1 and 2.4 years, respectively.

Series D PIPE Warrants

The Series D PIPE Warrants, upon issuance, provided the warrant holders with the right to purchase an aggregate of 6,950,500 shares of common stock at an exercise price of $6.00 per share. The Series D A Warrants expire on May 3, 2028 and could be exercised in a cashless manner under certain circumstances until December 2023 and as of December 31, 2023 and in the future must all be exercised for cash. The Series D B Warrants expire on May 3, 2024 and must be exercised for cash.

During the three months ended March 31, 2024, Series D B Warrants to purchase 743,610 shares of common stock were exercised for total proceeds to the Company of $4.5 million.

Series D A Warrants providing the right to purchase 3,405,250 shares of common stock and Series D B Warrants providing the right to purchase 656,640 shares of common stock were outstanding at March 31, 2024.

Series E PIPE Warrants

The Series E PIPE Warrants provide the warrant holders with the right to purchase 8,000,000 shares of common stock at an exercise price of $6.00 per share. The Series E A Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. The Series E B Warrants expire on August 15, 2024 and must be exercised for cash. The Series E A Warrants providing the right to purchase 4,000,000 shares of common stock and Series E B Warrants providing the right to purchase 4,000,000 shares of common stock were outstanding at March 31, 2024.

Exok Warrants

The Exok Warrants provide the warrant holders with the right to purchase 670,499 shares of common stock at an exercise price of $7.43 per share. The Exok Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. Exok Warrants providing the right to purchase 670,499 shares of common stock were outstanding at March 31, 2024.

Note 14. Long-Term Incentive Compensation

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

Subject to adjustment in accordance with the terms of the LTIP, 1,225,000 shares of the Company’s common stock were reserved for issuance pursuant to awards under the LTIP, as such LTIP was in effect as of March 31, 2024. After giving effect to the Reverse Stock Split and the awards that have been granted and forfeited under the LTIP as of March 31, 2024 there were 677,426 shares remaining available for grant under the LTIP.

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

The Company recognized the following amounts in total related to long-term incentive compensation costs for the three months ended March 31, 2024 and the three months ended March 31, 2023. All such amounts for the three months ended March 31, 2024 relate to awards granted in prior periods.

	Three months ended March 31, 2024	Three months ended March 31, 2023
Long-term incentive compensation	$2,124,594	$—

Equity-Classified Awards

The Company recognized $2.1 million in equity-classified stock-based compensation costs for the three months ended March 31, 2024. There were no equity-classified stock-based compensation costs for the three months ended March 31, 2023.

Equity-Classified Restricted Stock Units

As of March 31, 2024, there was $2.7 million of total unrecognized compensation cost related to the Company’s unvested equity-classified RSUs. This cost is expected to be recognized over a weighted-average period of 0.7 years. The following table summarizes equity-classified restricted stock units for the three months ended March 31, 2024 and provides information for unvested units as of March 31, 2024.

	Number of Units	Weighted Average Fair Value

Unvested units at December 31, 2023	528,545	$14.58
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested units at March 31, 2024	528,545	$14.58

Liability-Classified Awards

The Company recognized $78,955 in liability-classified stock-based compensation costs for the three months ended March 31, 2024. There were no liability-classified stock-based compensation costs for the three months ended March 31, 2023.

Liability-Classified Restricted Stock Units

In August 2023, the Company granted RSUs to directors and an advisor that vest in May 2024 and August 2024, respectively, which are payable 60% in common stock and 40% in either cash or common stock (or a combination thereof), as determined by the Compensation Committee of the Board. The Company has accounted for the portion of the awards that can be settled in cash as liability-classified awards and accordingly changes in the market value of the instruments will be recorded to general and administrative expense over the vesting period of the award. As of March 31, 2024, there was $0.03 million of total unrecognized compensation cost related to liability-classified RSUs that is expected to be recognized over a weighted-average period of 0.2 years. The amount of unrecognized compensation cost for liability-classified awards will fluctuate over time as they are marked to market.

The following table summarizes activity related to liability-classified RSUs for the three months ended March 31, 2024:

	Number of Units	Weighted Average Fair Value

Unvested units at December 31, 2023	19,030	$14.71
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested units at March 31, 2024	19,030	$14.71

Note 15. Subsequent Events

On April 8, 2024, the Company entered into an Amendment and Waiver of Exercise Limitations Letter Agreement (the “Letter Agreement”) with Bristol Investment Fund, Ltd. (“Bristol”), an entity affiliated with Paul L. Kessler, a director of the Company, to amend certain terms of the Series D A Warrants and Series D B Warrants held by Bristol. Each of the Series D PIPE Warrants held by Bristol is subject to a limitation on exercise if as a result of such exercise or conversion, the holder would own more than 4.99% of the outstanding shares of the Company’s common stock, which may be increased by the holder upon written notice to the Company, to any specified percentage not in excess of 9.99% (the “Beneficial Ownership Limitation Ceiling”). The Letter Agreement increases the Beneficial Ownership Limitation Ceiling from 9.99% to 19.99%. Pursuant to the Letter Agreement, Bristol further notified the Company of its intent to immediately increase the Beneficial Ownership Limitation Ceiling to 19.99% and the parties agreed to waive the waiting period with respect to such notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report, as well as our audited consolidated financial statements and related notes in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 and the related “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in our Annual Report. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 as updated in our Form 8-K’s filed on April 9, 2024 and April 12, 2024.

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

As of March 31, 2024, all of the Company’s E&P assets, which we refer to as the “Genesis Assets,” were acquired in the Exok Transaction, the Exok Option Purchase and the acquisition of the Genesis Bolt-on Assets. The Genesis Assets consist of certain oil and gas leasehold interests with no existing oil and gas production or revenue. In all, the total Genesis Assets include 24,351 net mineral acres in, on and under 37,985 gross acres. We have no current drilling or completion operations. As such, our current activities are focused on obtaining requisite permits to begin drilling wells on our Genesis Assets, as well as funding and closing the NRO Acquisition. Additionally, in January 2024, we divested all of our cryptocurrency mining assets.

Key Recent Developments

NRO Acquisition

On January 11, 2024, we entered into the NRO Agreement to acquire the Central Weld Assets for total consideration of $94.5 million, subject to certain closing price adjustments and other customary closing conditions. The Central Weld Assets include certain of NRO’s assets and operations located in the DJ Basin in Weld County, Colorado, including Oil and Gas Leases, Mineral Fee Interests, producing and disposal Wells, and Units, (as such terms are defined in the NRO Agreement), as well as appurtenant records and equipment and other properties.

The $94.5 million purchase price consists of $83.0 million in cash and $11.5 million in deferred cash payments. Pursuant to the NRO Agreement, the Company deposited $9 million of the Purchase Price into an escrow account on January 11, 2024, which will be released to NRO upon the earlier of the closing date and August 15, 2024. Portions of the Deposit are subject to earlier release under certain circumstances if the closing has not occurred on or prior to June 17, 2024.

Crypto Sale

Our cryptocurrency mining operations commenced on May 3, 2023 concurrent with the Merger. In the three months ended March 31, 2024, we generated all of our revenue through our cryptocurrency mining activities from assets we acquired in the Merger.

On January 23, 2024, pursuant to an asset purchase agreement (the “Crypto Divestiture Agreement”) between the Company and a private purchaser, the Company sold all of its cryptocurrency miners, which we refer to as the “Mining Equipment,” for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments (the “Deferred Purchase Price”), to be paid out of (A) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (B) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest.

In addition to the sale of the Mining Equipment, the Company assigned, and the buyer assumed, all of the Company’s rights and obligations under the Master Services Agreement, dated February 16, 2023, by and between Atlas Power Hosting, LLC (“Atlas”) and the Company (the “Atlas MSA”), pursuant to which Atlas hosts, operates, and manages the Mining Equipment. As collateral security for the payment of the Deferred Purchase Price, the Company obtained a security interest in, among other things, the Mining Equipment and the Atlas MSA.

Genesis Bolt-on Assets

On February 5, 2024, the Company acquired the Genesis Bolt-on Assets, consisting of a 1,280-acre drillable spacing unit and eight proved undeveloped drilling locations in the DJ Basin from a private seller for $900,000. These offset the other oil and gas assets held by the Company in northern Weld County, Colorado.

Results of Operations

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Revenue	$—	$—
Operating costs and expenses	8,044,640	64,392
Loss from operations	$8,044,640	$64,392

Loss from operations

The loss from operations increased $8.0 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 and was entirely related to the increase in operating costs and expenses. The cryptocurrency mining revenue earned and cryptocurrency mining operating costs and expenses incurred during the three months ended March 31, 2024 and prior to the Crypto Sale have been classified as discontinued operations.

Operating Costs and Expenses

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

General and administrative	$7,602,860	$64,392
Exploration	441,780	—

Total operating costs and expenses	$8,044,640	$64,392

Operating costs and expenses increased $8.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The operating costs and expenses incurred and related to the cryptocurrency mining assets during the three months ended March 31, 2024 and prior to the Crypto Sale have been classified as discontinued operations.

General and administrative. General and administrative expenses for the three months ended March 31, 2024 increased $7.5 million over the three months ended March 31, 2023. This was primarily due to stock-based compensation of $2.1 million, employment and benefit costs of $1.8 million, investor relations costs of $1.7 million, legal and accounting costs of $0.6 million, other professional services of $0.7 million, and other costs of $0.6 million.

Exploration. The increase in exploration expenses of $0.4 million for the three months ended March 31, 2024 over the three months ended March 31, 2023 is due to delay rentals incurred on oil and gas leases. There were no such costs in 2022.

Other income and expenses

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Interest income	$52,101	$—
Total other income (expense)	$52,101	$—

Interest income. Interest income for the three months ended March 31, 2024 increased $52,101 compared to the three months ended March 31, 2023. This increase was entirely due to our ability to earn interest on our cash balance in the current period and not in the prior year period.

Discontinued operations

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cryptocurrency mining revenue	$192,625	$—
Cryptocurrency mining costs	(55,063)	—
Depreciation and amortization	(102,210)	—
Loss from sale of cryptocurrency mining equipment	(1,080,097)	—
Loss from discontinued operations before income taxes	(1,044,745)	—
Provision for income taxes	—	—
Net loss from discontinued operations	$(1,044,745)	$—

The net loss from discontinued operations for the three months ended March 31, 2024 increased $1.0 million compared to the three months ended March 31, 2023. This increase was substantially all due to the $1.1 loss on the sale of cryptocurrency mining equipment for the three months ended March 31, 2024. The Company had no discontinued operations for the three months ended March 31, 2023.

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

We do not currently have significant capital commitments outside of the NRO Acquisition. However, even if we are able to close the NRO Acquisition, we expect that we will need to access additional capital through public and/or private markets in order to fund our E&P development and strategy. Our 2024 development program, which is dependent upon the closing of the NRO Acquisition and related financing, contemplates estimated capital costs of $134 million, which we anticipate being funded through net proceeds from an offering of our common stock and warrant exercises and revenues from our operating wells following consummation of the NRO Acquisition. As a supplement to these sources of capital, the Company expects to receive additional proceeds from warrant exercises prior to their expiration and anticipates that it may access public and private equity markets to accelerate drilling activities or to fund development program changes or other changes to its forecast. The availability of such additional capital is subject to numerous factors including prices of oil and natural gas and the overall health of the U.S. and global economic environment and are largely outside of the control of the Company. There can be no assurance that the Company can obtain such additional capital. The amount and allocation of future capital expenditures will depend upon a number of factors, including the amount and timing of cash flows from operations, investing and financing activities, and timing and cost of additional capital sources.

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

We expect to continue funding our business and strategic plans with cash on hand and proceeds from exercises of warrants, if any. Currently, we have no debt outstanding. We expect to enter into a revolving credit facility primarily to support our hedging program, but we may also utilize it from time to time to fund short-term working capital fluctuations and other needs. We believe our approach to leverage will permit us to grow production while mitigating adverse impacts of commodity price volatility. We expect that limiting our use of leverage will provide flexibility to slow our development pace when commodity prices are not supportive and to accelerate when prices rise. In the near term, we intend to primarily deploy our cash flow towards development.

Working Capital

We define working capital as current assets less current liabilities. At March 31, 2024 we had a working capital deficit of $2.5 million and at December 31, 2023 we had a working capital of $8.1 million. Our current working capital is expected to further decrease in the future due to expenses incurred in connection with our business and until revenue is recognized from our E&P business and/or we raise additional capital through the exercise of existing warrants or through the public and/or private markets. Cash and cash equivalents totaled $4.0 million and $13.0 million at March 31, 2024 and December 31, 2023, respectively.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net cash used in operating activities	$(3,324,274)	$(83)
Net cash used in investing activities	(10,126,563)	—
Net cash provided by financing activities	4,461,660	—
Net decrease in cash and cash equivalents	(8,989,177)	(83)
Cash and cash equivalents, beginning of period	13,036,950	79,845
Cash and cash equivalents, end of period	$4,047,773	$79,762

Analysis of Cash Flow Changes for the Three Months Ended March 31, 2024 and 2023

Operating Activities

Net cash used in operating activities was $3.3 million for the three months ended March 31, 2024 and resulted primarily from a net loss of $9.0 million, which was partially offset by stock based compensation expense of $2.1 million, loss from discontinued operations of $1.2 million, changes in working capital of $2.1 million and cash provided by operating activities from discontinued operations of $0.3 million.

Investing Activities

Net cash used in investing activities was $10.1 million for the three months ended March 31, 2024 and primarily resulted from the Deposit in connection with the NRO Acquisition of $9.0 million and $2.0 million for investments in oil and natural gas properties partially offset by $1.0 million from the sale of assets associated with discontinued operations.

Financing Activities

Net cash provided by financing activities was $4.5 million for the three months ended March 31, 2024 and resulted from proceeds from the exercise of Series D B warrants.

Liquidity Analysis

The Company had a net loss of $9.0 million for the three months ended March 31, 2024. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may be unable to achieve profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to achieve or sustain profitability on a quarterly or annual basis. At March 31, 2024, we had cash and cash equivalents of $4.0 million, a working capital deficit of approximately $2.5 million, and an accumulated deficit of approximately $87.9 million.

We expect that our cash balance will decline until we are able to obtain financing through public or private capital markets and/or upon the exercise of common stock warrants. As of March 31, 2024, the Company had common stock warrants with exercise prices of $6.00 per share of common stock and expiring through August 2024 that, if all were exercised, would represent cash proceeds to the Company of approximately $27.9 million. Based on recent and current prices of the Company’s common stock, the Company expects such warrants to be exercised. The Company received $3.9 million of cash proceeds from such warrant exercises and $1.1 million of cash proceeds from exercises of warrants expiring in 2028 during the period from April 1, 2024 through May 10, 2024. However, there is no assurance that the remainder of such common stock warrants will ultimately be exercised.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, filed with the SEC on March 20, 2024. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2024, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1+	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Creek Road Merger Sub, LLC and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
2.2+	Asset Purchase Agreement, dated as of January 11, 2024, by and among Nickel Road Development LLC, Nickel Road Operating LLC, Prairie Operating Co., and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2024).
2.3+	Asset Purchase Agreement, dated as of January 23, 2024, by and among Prairie Operating Co. and Matthew Austin Lerman (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2024).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 13, 2023).
3.2	Amended and Restated Bylaws of Prairie Operating Co. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.1	Form of Series D PIPE Warrant (incorporated by reference to Exhibit C of Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
4.2	Form of Exok Warrant (incorporated by reference to Exhibit 4.1 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.3	Form of Series E A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.4	Form of Series E B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.5	Amendment and Waiver of Exercise Limitations Letter Agreement, dated as of November 13, 2023, by and between the Issuer and Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K/A, filed with the SEC on March 20, 2024).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAIRIE OPERATING CO.

	By:	/s/ Edward Kovalik
Edward Kovalik
Date: May 13, 2024		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Owen
Craig Owen
Date: May 13, 2024		Chief Financial Officer
(Principal Financial and Accounting Officer)

