Form 10-Q
period 2024-06-30
Prairie Operating Co.
filed 2024-08-09
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-33383

Prairie Operating Co.

(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

55 Waugh Drive Suite 400 Houston, TX	77007
(Address of principal executive offices)	(Zip Code)

(713) 424–4247

(Registrant’s telephone number, including area code)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which registered
Common stock, $0.01 par value	PROP	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 8, 2024
Common Stock, $0.01 par value	12,564,861

2

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,226,478	$13,036,950
Note receivable	503,500	—
Prepaid expenses and other current assets	249,145	171,486
Deferred financing costs	1,625,233	—
Current assets – discontinued operations	—	322,655
Total current assets	4,604,356	13,531,091

Property and equipment:
Oil and natural gas properties, successful efforts method of accounting including $33,370,317 and $28,705,404 excluded from amortization at June 30, 2024 and December 31, 2023, respectively	33,370,317	28,705,404
Less: Accumulated depreciation, depletion and amortization	—	—
Total property and equipment, net	33,370,317	28,705,404
Deposits on oil and natural gas property purchases	9,382,314	—
Operating lease assets	356,450	155,253
Note receivable – non–current	310,493	—
Deferred transaction costs	209,013	108,956
Non–current assets – discontinued operations	—	3,182,307
Total assets	$48,232,943	$45,683,011

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,338,555	$5,374,494
Operating lease liabilities – current	167,842	41,890
Total current liabilities	12,506,397	5,416,384

Long–term liabilities:
Operating lease liabilities	175,509	93,816
Total long–term liabilities	175,509	93,816
Total liabilities	12,681,906	5,510,200

Commitments and contingencies (Note 10)

Stockholders’ equity:

Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized and 16,507 and 20,627 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	165	206
Series E convertible preferred stock; $0.01 par value; 50,000 shares authorized and 20,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	200	200
Common stock; $0.01 par value; 500,000,000 shares authorized and 12,564,861 and 9,826,719 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	125,649	98,267
Additional paid–in capital	131,829,643	118,927,814
Accumulated deficit	(96,404,620)	(78,853,677)
Total stockholders’ equity	35,551,037	40,172,811
Total liabilities and stockholders’ equity	$48,232,943	$45,683,011

See notes to unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—

Operating costs and expenses:
Operating expenses	—	—	—	—
General and administrative expenses	8,512,112	2,857,471	16,114,973	2,921,863
Exploration expenses	56,685	—	498,465	—
Total operating costs and expenses	8,568,797	2,857,471	16,613,438	2,921,863
Loss from operations	(8,568,797)	(2,857,471)	(16,613,438)	(2,921,863)

Other income (expense):
Interest income	55,139	43,037	107,240	43,037
Interest expense	—	(43,719)	—	(43,719)
Loss on adjustment to fair value – AR Debentures	—	(741,000)	—	(741,000)
Loss on adjustment to fair value – Obligation Shares	—	(706,185)	—	(706,185)
Total other income (expense)	55,139	(1,447,867)	107,240	(1,447,867)

Loss from operations before provision for income taxes	(8,513,658)	(4,305,338)	(16,506,198)	(4,369,730)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(8,513,658)	(4,305,338)	(16,506,198)	(4,369,730)

Discontinued operations
Loss from discontinued operations, net of taxes	—	(16,841,465)	(1,044,745)	(16,841,465)
Net loss from discontinued operations	—	(16,841,465)	(1,044,745)	(16,841,465)

Net loss	$(8,513,658)	$(21,146,803)	$(17,550,943)	$(21,211,195)

Earnings (loss) per common share:
Loss per share – continuing operations, basic and diluted	$(0.71)	$(1.10)	$(1.50)	$(2.21)
Loss per share – discontinued operations, basic and diluted	$—	$(4.29)	$(0.10)	$(8.53)
Loss per share, basic and diluted	$(0.71)	$(5.39)	$(1.60)	$(10.74)

Weighted average common shares outstanding, basic and diluted	12,000,568	3,925,299	11,002,778	1,973,493

See notes to unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity/Members’ Deficit

(Unaudited)

	Series D Preferred Stock Par value $0.01		Series E Preferred Stock Par value $0.01		Common Stock Par value $0.01		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	20,627	$206	20,000	$200	9,826,719	$98,267	$118,927,814	$(78,853,677)	$40,172,811
Conversion of Series D Preferred Stock	(1,225)	(12)	—	—	245,000	2,450	(2,438)	—	—
Issuance of common stock upon warrant exercise	—	—	—	—	743,610	7,437	4,454,222	—	4,461,659
Stock based compensation	—	—	—	—	—	—	2,066,682	—	2,066,682
Net loss	—	—	—	—	—	—	—	(9,037,284)	(9,037,284)
Balance, March 31, 2024	19,402	$194	20,000	$200	10,815,329	$108,153	$125,446,282	$(87,890,961)	$37,663,868
Conversion of Series D Preferred Stock	(2,895)	(29)	—	—	579,090	5,791	(5,762)	—	—
Issuance of common stock upon warrant exercise	—	—	—	—	836,130	8,361	5,008,373	—	5,016,734
Issuance of common stock related to stock based compensation	—	—	—	—	334,312	3,343	(3,343)	—	—
Stock based compensation	—	—	—	—	—	—	1,384,093	—	1,384,093
Net loss	—	—	—	—	—	—	—	(8,513,658)	(8,513,658)
Balance, June 30, 2024	16,507	$165	20,000	$200	12,564,861	$125,649	$131,829,643	$(96,404,620)	$35,551,037

See notes to unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity/Members’ Deficit

(Unaudited)

	Members’	Series D Preferred Stock Par value $0.01		Common Stock Par value $0.01		Additional Paid In	Accumulated	Stockholders’
	Deficit	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	$(381,520)	—	$—	—	$—	$—	$—	$—
Net loss	(64,392)	—	—	—	—	—	—	—
Balance, March 31, 2023	$(445,912)	—	$—	—	$—	$—	$—	$—
Net loss from April 1, 2023 through May 3, 2023	(160,793)	—	—	—	—	—	—	—
Conversion of membership interests	606,705	—	—	2,297,669	22,977	(629,682)	—	(606,705)
Issuance of common stock to former stockholders of Creek Road Miners upon Merger	—	—	—	3,860,989	38,609	9,889,653	—	9,928,262
Issuance of Series D Preferred Stock	—	17,376	174	—	—	16,447,475	—	16,447,649
Issuance to holders of Convertible Debentures for settlement of Creek Road Miners liabilities	—	4,423	44	—	—	3,209,152	—	3,209,196
Net loss from May 4, 2023 through June 30, 2023	—	—	—	—	—	—	(20,986,010)	(20,986,010)
Balance, June 30, 2023	$—	21,799	$218	6,158,657	$61,586	$28,916,598	$(20,986,010)	$7,992,392

See notes to unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(16,506,198)	$(4,369,730)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,450,775	—
Loss on adjustment to fair value – AR Debentures	—	741,000
Loss on adjustment to fair value – Obligation Shares	—	706,185
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(77,659)	(404,103)
Accounts payable and accrued expenses	5,843,965	(1,837,050)
Accrued interest and expenses – related parties	—	17,249
Deferred financing costs	(1,625,233)	—
Other assets and liabilities	6,447	—
Net cash used in continuing operating activities	(8,907,903)	(5,146,449)
Net cash provided by discontinued operations	460,217	86,074
Net cash used in operating activities	(8,447,686)	(5,060,375)

Cash flows from investing activities:
Deposit on Nickel Road Asset Purchase	(9,000,000)	—
Deposit on other oil and natural gas properties purchase	(382,314)	—
Investments in oil and natural gas properties	(3,544,816)	—
Acquisition of unproved oil and natural gas properties	—	(3,000,000)
Cash received from sale of cryptocurrency miners	1,000,000	—
Note receivable related to sale of cryptocurrency miners	186,007	—
Deferred transaction costs related to Nickel Road Asset Purchase	(100,056)	—
Cash acquired in connection with the Merger	—	42,360
Transaction expenses related to the Merger	—	(308,452)
Net cash used in continuing investing activities	(11,841,179)	(3,266,092)
Net cash used in discontinued investing activities	—	(169,097)
Net cash used in investing activities	(11,841,179)	(3,435,189)

Cash flows from financing activities:
Proceeds from the exercise of Series D warrants	9,478,393	—
Proceeds from the issuance of Series D Preferred Stock and warrants	—	17,376,250
Financing costs associated with issuance of Series D Preferred Stock	—	(409,048)
Net cash provided by continuing financing activities	9,478,393	16,967,202
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	9,478,393	16,967,202

Net (decrease) increase in cash and cash equivalents	(10,810,472)	8,471,638
Cash and cash equivalents, beginning of period	13,036,950	79,845
Cash and cash equivalents, end of period	$2,226,478	$8,551,483

See notes to unaudited condensed consolidated financial statements.

Refer to Note 2 – Summary of Significant Accounting Policies for supplemental cash flow disclosures.

Prairie Operating Co. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Description of Business, and Basis of Presentation

Organization and Description of Business

Prairie Operating Co. (individually or together with its subsidiaries, the “Company”) is an independent energy company engaged in crude oil, natural gas and natural gas liquids (“NGLs”) development, exploration and production (“E&P”). The Company currently holds acreage in the Denver–Julesburg (“DJ”) Basin of Colorado that it intends to develop. In addition to growing production through its drilling operations, the Company also seeks to grow its business through accretive acquisitions, such as the acquisition of the Genesis Bolt–on Assets (as defined herein) in February 2024 and the entry into the NRO Agreement (as defined herein) in January 2024. Refer to Note 4 – Acquisitions and Merger for a full discussion of the acquisitions.

Previously, the Company focused on cryptocurrency mining until the sale of its cryptocurrency miners in January 2024. The Company’s cryptocurrency mining operations commenced on May 3, 2023 concurrent with the Merger (defined below). Prior to January 2024, all of the Company’s revenue was generated through its cryptocurrency mining activities from assets that were acquired in the Merger. Upon the closing of the Crypto Sale (as defined herein), the Company exited the cryptocurrency mining business. All results and activities from these assets and operations have been classified as discontinued operations in the Company’s condensed consolidated financial statements. Refer to Note 3 – Discontinued Operations for a full discussion of the discontinued operations.

Merger Agreement and Related Transactions

On May 3, 2023, the Company completed its merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023 (the “Merger Agreement,” and the closing thereunder, the “Closing”), by and among the Company, Creek Road Merger Sub, LLC (“Merger Sub”), and Prairie LLC, pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.”

On October 16, 2023, the Company effected a reverse stock split at an exchange ratio of 1:28.5714286. Unless otherwise noted, all per share and share amounts presented herein have been retroactively adjusted for the effect of the reverse stock split for all periods presented.

Upon the Merger, membership interests in Prairie LLC were converted into the right to receive each member’s pro rata share of 2,297,668 shares of common stock of the Company. The Merger was accounted for as a reverse asset acquisition under existing accounting principles generally accepted in the United States (“GAAP”). For accounting purposes, Prairie LLC was treated as acquiring Merger Sub in the Merger. Refer to Note 4 – Acquisitions and Merger for a further discussion.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements included in this Quarterly Report present the Company’s financial position, results of operations, and cash flows for the periods presented in accordance with GAAP and the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of Prairie LLC, which is considered a variable interest entity for which the Company is the primary beneficiary, as the Company is the sole managing member of Prairie LLC and has the power to direct the activities most significant to Prairie LLC’s economic performance, as well as the obligation to absorb losses and receive benefits that are potentially significant.

The condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited. The condensed consolidated financial statements as of December 31, 2023 were derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10–K/A for the fiscal year ended December 31, 2023.

Certain disclosures have been condensed or omitted from these condensed financial statements; however, management believes the disclosures are adequate to make the information not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related note disclosures included in the Company’s Annual Report on Form 10-K./A for the fiscal year ended December 31, 2023.

Liquidity Analysis

During the three and six months ended June 30, 2024, the Company had a net loss of $8.5 million and $17.6 million, respectively. The Company cannot predict if or when it will be profitable and may continue to incur losses for an indeterminate period of time. Additionally, the Company may be unable to achieve or sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent it from successfully operating and expanding its business. As of June 30, 2024, the Company had cash and cash equivalents of $2.2 million, a working capital deficit of $7.9 million, and an accumulated deficit of $96.4 million.

The Company expects that its cash balance will decline until it is able to obtain financing through public or private capital markets and/or upon the exercise of common stock warrants. As of June 30, 2024, the Company has common stock warrants with exercise prices of $6.00 per share of common stock which expire in August 2024 (refer to Note 13 – Common Stock Options and Warrants). Based on recent and current prices of the Company’s common stock, the Company expects these warrants to be exercised, which would represent cash proceeds of $24.0 million. However, there is no assurance that such common stock warrants will be exercised. During the six months ended June 30, 2024, the Company received $9.5 million of cash proceeds from warrant exercises.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether the Company can meet its obligations and has adequate liquidity to operate. Significant assumptions used in the Company’s forecasted model of liquidity in the next 12 months include its current cash position and ability to manage spending. Based on an assessment of these factors, management believes that the Company will have adequate liquidity for its operations for at least 12 months from the date the Company’s financial statements are issued.

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

These estimates and assumptions include estimates for reserves of uncollectible accounts, accruals for potential liabilities, estimates and assumptions made in valuing assets and debt instruments issued in the Merger, and the realization of deferred tax assets.

Segments

The Company currently operates in one industry segment, which is the acquisition and development of crude oil, natural gas, and NGLs. All of the Company’s operations are conducted in the continental United States.

Note 2 – Summary of Significant Accounting Policies

The Company has provided a full discussion of its significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in its Annual Report on Form 10–K/A for the fiscal year ended December 31, 2023. The Company has not changed any of its significant accounting policies during the six months ended June 30, 2024, however, it did apply the discontinued operations guidance to account for the sale of its cryptocurrency miners in January 2024. Refer to Note 3 – Discontinued Operations for a full discussion of the discontinued operations and the subsequent accounting.

Concentration of Credit Risk

The Company’s financial instruments, which consist of cash and cash equivalents, are potentially subject to concentrations of credit risk. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company does not anticipate incurring any losses related to these credit risks.

Deferred Financing Costs

The Company’s deferred financing costs represent legal costs associated with negotiating the terms of a new revolving credit facility and the proposed issuance of equity securities to finance the consummation of the NRO Acquisition (as defined herein) and its ongoing operations. Upon the successful completion of each financing, the Company will reclassify these costs as components of debt and equity, respectively. If either or both financings are unsuccessful, such costs will be expensed. As of June 30, 2024 and December 31, 2023, deferred financing costs were $1.6 million and $10,000, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their respective tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of June 30, 2024, the Company had a full valuation allowance to offset its net deferred tax assets.

Earnings (Loss) Per Common Share

The two–class method of computing earnings per share is required for entities that have participating securities. The two–class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Series D Preferred Stock and Series E Preferred Stock (each as defined herein) are participating securities. These participating securities do not have a contractual obligation to share in the Company’s losses. Therefore, in periods of net loss, no portion of such losses are allocated to participating securities.

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding each period.

Dilutive EPS is calculated by dividing adjusted net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding each period, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) Series D Preferred Stock, (ii) Series E Preferred Stock, (iii) warrants to purchase common stock, and (iv) exercisable common stock options. Diluted EPS reflects the dilutive effect of the participating securities using the two–class method or the treasury stock method, whichever is more dilutive.

Basic and diluted earnings (loss) attributable to common stockholders is the same for the three and six months ended June 30, 2024 and 2023 because the Company has only incurred losses and all potentially dilutive securities are anti–dilutive.

The following table presents the potentially dilutive securities which were not included in the computation of diluted earnings (loss) attributable to common stockholders for the three and six months ended June 30, 2024 because their inclusion would be anti–dilutive:

Potentially Dilutive Security	Quantity	Stated Value Per Share	Total Value or Stated Value	Assumed Conversion Price	Resulting Common Shares
Merger Options, restricted stock units, and performance stock units (1)	9,057,771	$—	$—	$—	1,057,771
Common stock warrants	341,084,219	—	—	—	11,939,698
Series D Preferred Stock	16,507	1,000	16,506,680	5.00	3,301,336
Series E Preferred Stock	20,000	1,000	20,000,000	5.00	4,000,000

Total					20,298,805

(1)	Not exercisable or vested as of June 30, 2024. Refer to Note 13 – Common Stock Options and Warrants for a discussion of the Merger Options and Note 14 – Long–Term Incentive Compensation for a discussion of the restricted stock units and performance stock units.

The following table presents the potentially dilutive securities which were not included in the computation of diluted earnings (loss) attributable to common stockholders for the three and six months ended June 30, 2023 because their inclusion would be anti–dilutive:

Potentially Dilutive Security	Quantity	Stated Value Per Share	Total Value or Stated Value	Assumed Conversion Price	Resulting Common Shares
Common stock options (1)	8,007,087	$—	$—	$—	7,087
Common stock warrants	200,126,815	—	—	—	7,004,439
Obligation Shares	205,971	—	—	—	205,971
AR Debentures	—	—	2,000,000	5.00	400,000
Series D Preferred Stock	21,799	1,000	21,799,000	5.00	4,359,850

Total					11,977,347

(1)	Includes 7,087 options which expired in August 2023 and the Merger Options, which were not exercisable as of June 30, 2023. Refer to Note 13 – Common Stock Options and Warrants for a discussion of the Merger Options.

Supplemental Disclosures of Cash Flow Information

The following table presents non–cash investing and financing activities and supplemental cash flow disclosures relating to the cash paid for interest and income taxes for the periods presented:

	Six Months Ended June 30,
	2024	2023
Non–cash investing and financing activities:
Common stock issued upon conversion of Series D Preferred Stock	$4,120,450	$—
Capital expenditures included in accrued liabilities	$(1,120,098)	$—
Cryptocurrency mining equipment and deposits acquired in the Merger	$—	$20,760,560
Secured convertible debentures assumed in the Merger	$—	$1,981,000
SBA loan payable acquired assumed in the Merger	$—	$150,000
Membership interests converted into shares of common stock	$—	$(606,705)
Common stock issued at Merger	$—	$9,928,262
Series D Preferred Stock issued at Merger	$—	$3,209,196
Deferred transaction costs capitalized to oil and natural gas properties	$—	$189,031
Deferred transaction costs associated with financing	$—	$519,533
Supplemental disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$9,503

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Discontinued Operations

On January 23, 2024, the Company sold all of its cryptocurrency miners (the “Mining Equipment”) for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments (the “Deferred Purchase Price”), to be paid out of (i) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (ii) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest, (collectively, the “Crypto Sale”). As of June 30, 2024, the Company presents the Deferred Purchase Price payment as a note receivable on its condensed consolidated balance sheet, $0.5 million of which is classified as current and $0.3 million of which is classified as non–current, based on when the payments are expected. The Company did not have a note receivable balance on its condensed consolidated balance sheet as of December 31, 2023. The Company recognized a loss of $1.1 million related to this disposition on its condensed consolidated statement of operations and statement of cash flows for the six months ended June 30, 2024.

The Company has presented the related assets and liabilities associated with discontinued operations separately as discontinued operations in its condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The following table presents the major classes of assets included as part of discontinued operations in the Company’s condensed consolidated balance sheets for the periods indicated:

	June 30, 2024	December 31, 2023
Accounts receivable	$—	$322,655
Property and equipment, net	—	3,182,307
Total assets – discontinued operations	$—	$3,504,962

Additionally, the Company has presented the financial results associated with discontinued operations separately as discontinued operations on its condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 and its condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023.The following table presents the major classes of line items constituting the loss from discontinued operations the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cryptocurrency mining revenue	$—	$179,318	$192,625	$179,318
Cryptocurrency mining costs	—	(93,244)	(55,063)	(93,244)
Depreciation and amortization	—	(132,851)	(102,210)	(132,851)
Impairment of cryptocurrency mining equipment	—	(16,794,688)	—	(16,794,688)
Loss from sale of cryptocurrency mining equipment	—	—	(1,080,097)	—
Loss from discontinued operations before income taxes	—	(16,841,465)	(1,044,745)	(16,841,465)
Provision for income taxes	—	—	—	—
Net loss from discontinued operations	$—	$(16,841,465)	$(1,044,745)	$(16,841,465)

Note 4 – Acquisitions and Merger

NRO Acquisition

On January 11, 2024, the Company entered into an asset purchase agreement (the “NRO Agreement”) with Nickel Road Development LLC, Nickel Road Operating, LLC, (“NRO”) and Prairie Operating Co., LLC to acquire certain assets owned by NRO (the “Central Weld Assets”) for total consideration of $94.5 million (the “Purchase Price”), subject to certain closing price adjustments and other customary closing conditions (the “NRO Acquisition”). The Purchase Price consists of $83.0 million in cash and $11.5 million in deferred cash payments. The Company deposited $9.0 million of the Purchase Price into an escrow account on January 11, 2024 (the “Deposit”), which will be released to NRO upon the earlier of the closing date and August 15, 2024. Portions of the Deposit are subject to earlier release under certain circumstances.

The outside date for the closing of the NRO Acquisition is August 15, 2024, with an economic effective date of February 1, 2024. The Company expects to fund the transaction through a combination of public or private issuance of equity, cash on hand, proceeds from existing warrant exercises or short-term debt. The Company expects to close the NRO Acquisition in August 2024. However, there can be no assurances that the funding required to close can be attained on or before August 15, 2024 or that the Company will be able to close the NRO Acquisition on or before August 15, 2024, or at all. If we are unable to close the NRO Acquisition by August 15, 2024, or to extend the outside date, NRO could terminate the Agreement.

Genesis Bolt–on Acquisition

On February 5, 2024, the Company acquired a 1,280–acre drillable spacing unit and eight proved undeveloped drilling locations in the DJ Basin (the “Genesis Bolt–on Assets”) from a private seller for $0.9 million. These assets offset the other oil and gas assets held by the Company in northern Weld County, Colorado.

Initial Genesis Asset Acquisitions

Upon closing of the Merger, the Company consummated the purchase of oil and gas leases from Exok, Inc. (“Exok”), including all of Exok’s right, title, and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data, and records, for $3.0 million (the “Exok Transaction”).

On August 15, 2023, Prairie LLC exercised the option it acquired in the Exok Transaction and purchased additional oil and gas leases from Exok, consisting of approximately 20,328 net mineral acres in, on and under approximately 32,695 gross acres (the “Exok Option Purchase”) for total consideration of $25.3 million. The total consideration consisted of $18.0 million in cash to Exok, which was funded with the Series E PIPE (as defined herein), and equity consideration to certain affiliates of Exok consisting of (i) 670,499 shares of common stock, and (ii) warrants providing the right to purchase 670,499 shares of common stock at $7.43 per share (the “Exok Warrants”). Refer to Note 13 – Common Stock Options and Warrants for a discussion of the Exok Warrants.

Merger with Creek Road Miners, Inc.

Under the terms of the Merger, the Company issued 2,297,668 shares of common stock to the members of Prairie LLC in exchange for all of the membership interests of Prairie LLC. Additionally, and as a condition of the Merger, 4,423 shares of Series D Preferred Stock (as defined herein) were issued to holders of the 12% amended and restated senior secured convertible debentures (collectively, the “AR Debentures”), refer to Note 8 – Long–term Debt for a discussion of the AR Debentures.

The purchase price was calculated based on the fair value of the common stock that the Company’s stockholders, immediately prior to the Merger, owned after the Merger, and the fair value of the Series D Preferred Stock issued to the holders of the AR Debentures. Since there was no active trading market for the membership interests of Prairie LLC, the fair value of the Company’s common stock represented a more reliable measure of the fair value of consideration transferred in the Merger. The Company’s common stock was based upon a quoted price in an active market, which is considered a Level 1 fair value input. The fair value of the 4,423 shares of Series D Preferred Stock was determined using a valuation model with unobservable inputs, which are considered Level 3 inputs on the fair value hierarchy.

The following table presents the total purchase price on May 3, 2023, the closing date of the Merger:

Number of shares of common stock of the combined company owned by the Company’s stockholders immediately prior to the merger (1)	3,860,898
Multiplied by the fair value per share of common stock (2)	$2.57
Fair value of the Company’s pre–Merger common stock	9,928,262

Number of shares of Series D Preferred Stock issued to effectuate the Merger	4,423
Multiplied by the fair value per share (3)	$725.57
Fair value of Series D Preferred Stock issued as consideration	3,209,196

Prairie LLC Transaction costs (4)	2,032,696
Purchase price	$15,170,154

(1)	Represents the historical shares of the common stock outstanding immediately prior to the Closing of the Merger on May 3, 2023.
(2)	Based on the last reported sale price of the common stock on OTC Capital Markets on May 3, 2023, the closing date of the Merger.
(3)	Fair value calculated as described above on May 3, 2023.
(4)	Prairie LLC transaction costs consist primarily of legal expenses incurred by Prairie LLC. The transaction costs have been reflected as an increase in the purchase price.

The purchase price for the Merger was allocated to the net assets acquired on the basis of their relative fair values. The fair values of the current assets acquired and current liabilities (excluding the convertible debentures) assumed in the Merger were determined to approximate carrying value due to their short–term nature. The fair value of the mining equipment was determined using estimated replacement values of the same or similar equipment and, as such, are considered Level 3 inputs in the fair value hierarchy. The fair value of the secured convertible debentures were calculated as described above. The fair value of the share issuance liability was calculated based on the quoted price of the Company’s common stock and, as such, is considered a Level 1 measurement on the fair value hierarchy.

The following table presents the allocation of the purchase price to the net assets acquired on May 3, 2023, the closing date of the Merger:

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

Note 5 – Fair Value Measurements

Certain of the Company’s assets and liabilities are carried at fair value and measured on either a recurring or nonrecurring basis. Per Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market–based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The GAAP fair value valuation hierarchy categorizes assets and liabilities measured at fair value into one of three levels depending on the observability of the inputs used in determining fair value. The three levels of the fair value hierarchy are as follows:

●	Level 1 valuations – Consist of observable inputs that reflect unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date.

●	Level 2 valuations – Consist of observable market–based inputs or unobservable inputs that are corroborated by market data. These are inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable as of the reporting date.

●	Level 3 valuations – Consist of unobservable inputs that are not corroborated by market data and may be used with internally developed methodologies that result in management’s best estimate of fair value.

The classification of an asset or liability within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement of an asset or liability requires judgment and may affect the valuation of the fair value asset or liability and its placement within the fair value hierarchy. There have been no transfers between fair value hierarchy levels.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities on the consolidated balance sheets approximate fair value because of their short–term nature.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2023, the Company had the following liabilities measured at fair value on a recurring basis:

AR Debentures. Through September 2023, the fair value of the Company’s AR Debentures (discussed further in Note 8 – Long–term Debt) was based on a widely accepted valuation methodology that utilizes (i) the Company’s common stock price, (ii) value of the debt component, and (iii) the value of the equity component. The key unobservable inputs in the valuation model are the volatility that is appropriate to use in the Company stock price and the yield that is appropriate for the Company. These inputs could change significantly and result in significantly higher or lower fair values at different measurement dates, therefore, they are considered Level 3 inputs within the fair value hierarchy. The AR Debentures were converted in October 2023, therefore, the Company stopped remeasuring the change in fair value at that time. The fair value at conversion was determined using the Company’s common stock price.

As of June 30, 2023, the fair value of the AR Debentures was $2.7 million, which represented an increase of $0.7 million from the date of the Merger. The Company recognized the change in fair value as Loss on adjustment to fair value – AR Debentures on its condensed consolidated statements of operations for the three and six months ended June 30, 2023 and condensed consolidated statement of cash flows for the six months ended June 30, 2023. Refer to Note 8 – Long–term Debt for a further discussion of the AR Debentures.

Common Stock Obligation Shares. As discussed in Note 12 – Common Stock, as a result of the Merger and related transactions, the Company had the obligation to issue 205,970 shares of common stock (the “Obligation Shares”). The fair value of the Obligation Shares was based on the quoted price of the Company’s common stock and, as such, was considered a Level 1 input within the fair value hierarchy. The underlying shares were fully issued in September 2023, therefore, the Company stopped remeasuring the change in the fair value of the obligation at that time.

As of June 30, 2023, the fair value of the Obligation Shares was $1.2 million, which represented an increase of $0.7 million from the date of the Merger. The Company recognized the change in fair value as Loss on adjustment to fair value – Obligation Shares on its condensed consolidated statements of operations for the three and six months ended June 30, 2023 and condensed consolidated statement of cash flows for the six months ended June 30, 2023. Refer to Note 12 – Common Stock for a further discussion of the Obligation Shares.

As of June 30, 2024 and December 31, 2023, the Company does not have any assets or liabilities measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Non–Recurring Basis

Acquisition and merger–related assets and liabilities. The fair values of assets acquired and liabilities assumed in an acquisition or merger are measured on a non–recurring basis on the acquisition or merger date. If the assets acquired and liabilities assumed are current and short–term in nature, the Company uses their approximate carrying values as their fair values, which is considered a Level 1 input in the fair value hierarchy. If the assets acquired are not short–term in nature, then the fair value is determined using the estimated replacement values of the same or similar assets and, as such, are considered Level 3 inputs in the fair value hierarchy. Refer to Note 2 – Acquisitions and Merger for a further discussion of the Company’s acquisitions and merger.

Note 6 – Property and Equipment, net

The Company’s property and equipment, net consisted of the following for the periods presented:

	June 30, 2024	December 31, 2023
Oil and natural gas properties
Proved properties	$—	$—
Unproved properties	33,370,317	28,705,404
Total capitalized costs	33,370,317	28,705,404
Less: Accumulated depreciation, depletion, and amortization	—	—
Net capitalized costs	$33,370,317	$28,705,404

As discussed in Note 4 – Acquisitions and Merger above, in August 2023, the Company executed the Exok Option Purchase and acquired approximately 20,328 net mineral acres in, on and under approximately 32,695 additional gross acres from Exok for a total consideration of $25.3 million. Additionally, in February 2024, the Company completed the acquisition of the Genesis Bolt–on Assets, a 1,280–acre drillable spacing unit, for $0.9 million.

Note 7 – Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following for the periods presented:

	June 30, 2024	December 31, 2023
Accounts payable	$3,820,663	$2,295,575
Accrued legal and accounting fees (1)	2,564,028	200,641
Incentive compensation	5,015,292	1,925,191
Other	938,572	953,087
Accounts payable and accrued expenses	$12,338,555	$5,374,494

(1)	As discussed in Note 2 – Acquisitions and Merger, the Company expects to close the NRO Acquisition in August 2024 and plans to fund a portion of the transaction through the issuance of equity securities. The increase in accounts payable and accrued legal and accounting fees from December 31, 2023 is driven by the cumulative costs incurred relating to these transactions.

Note 8 – Long–term Debt

As of June 30, 2024 and December 31, 2023, the Company has no long–term debt outstanding.

Amended and Restated Senior Secured Convertible Debentures

In connection with the Merger, the Company entered into 12% amended and restated senior secured convertible debentures due December 31, 2023 with each of Bristol Investment Fund, Ltd. (“Bristol Investment”) and Barlock 2019 Fund, LP (“Barlock”), in the principal amount of $1.0 million each. Refer to Note 15 – Related Party Transactions for a further discussion about Bristol Investment and Barlock.

The Company determined that the AR Debentures contained certain features which required bifurcation and separate accounting as embedded derivatives. As such, the Company elected to initially and subsequently measure the AR Debentures in their entirety at fair value with changes in fair value recognized in earnings in accordance with ASC Topic 815, Derivatives and Hedging. As of June 30, 2023, the fair value of the AR Debentures increased to $2.7 million, representing an increase of $0.7 million from the date of the Merger, which was recognized in Loss on adjustment to fair value – AR Debentures on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and the condensed consolidated statement of cash flows for the six months ended June 30, 2023. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the AR Debentures.

The AR Debentures were fully converted in October 2023.

Small Business Administration Loan

Upon the Merger, the Company assumed a loan agreement with the Small Business Administration (“SBA”). The loan accrued interest at a rate of 3.75% and was scheduled to mature in June 2050. The Company elected to fully repay the SBA loan and the accrued interest in September 2023.

Note 9 – Leases

The Company determines if a contract contains a lease at its inception or as a result of an acquisition and makes certain assumptions and judgments when determining its right–of–use assets and lease liabilities. When determining whether a contract contains a lease, the Company considers whether there is an identified asset that is physically distinct, whether the supplier has substantive substitution rights, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset, and whether it has the right to control the asset. Certain lease agreements could include options to renew the lease, terminate the lease early, or purchase the underlying asset(s). The Company determines the lease term at the lease commencement date as the non–cancelable period of the lease, including any options to extend or terminate the lease when such an option is reasonably certain to be exercised. The Company recognizes variable lease payments in the period they are incurred. Certain leases contain both lease and non–lease components, which the Company has chosen to account for separately. As of June 30, 2024 and December 31, 2023, all of the Company’s leases are operating leases.

The Company capitalizes its operating right–of–use assets and corresponding lease liabilities separately on its consolidated balance sheets, using the present value of the remaining lease payments over the determined lease term applying the implicit rate of the lease.

The following table presents the components of the Company’s operating leases on its consolidated balance sheets for the periods presented:

	June 30, 2024	December 31, 2023
Operating Leases
Office space	$171,760	$—
Vehicles	184,690	155,253
Total right–of–use asset	$356,450	$155,253

Office space	$174,384	$—
Vehicles	168,968	135,706
Total lease liability	$343,351	$135,706

The Company’s weighted–average remaining lease terms and discount rates as of June 30, 2024 are as follows:

Operating Leases
Weighted–average lease term (years)	1.8
Weighted–average discount rate	10.2%

The Company has several operating leases for office spaces and vehicles used in its daily operations, under non–cancelable operating leases expiring through 2027. The Company recognizes lease expense for these leases on a straight–line basis.

The following table presents the components of the Company’s lease costs during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$50,654	$—	$89,925	$—
Short–term lease cost (1)	12,600	—	25,200	—
Total lease cost	$63,254	$—	$115,125	$—

(1)	One of the Company’s office space operating leases, which expired in June 2024, had an initial lease term of less than 12 months and was considered a short-term lease. The Company does not capitalize short–term leases, instead the costs are expensed as they are incurred.

As of June 30, 2024, the Company’s future lease commitments by year consisted of the following:

Operating Leases
2024	$96,776
2025	197,138
2026	82,479
2027	3,738
Total lease payments	380,131
Less: imputed interest	(36,780)
Total lease liability	$343,351

The Company’s supplemental cash flow disclosures related to operating leases are presented below for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$83,261	$—
Right–of–use assets obtained in exchange for operating liabilities	$270,290	$—

Note 10 – Commitments and Contingencies

The Company is subject to various litigation, claims and proceedings, which arise in the ordinary course of business. The Company recognizes a liability for such loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The outcomes of any such currently pending matters are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Note 11 – Preferred Stock

Series D Preferred Stock

The Company has authorized 50,000 shares of Series D preferred stock with a par value of $0.01 and a stated value of $1,000 per share, which are convertible into shares of common stock at a price of $5.00 per share (“Series D Preferred Stock”). No dividends are to be paid other than in those in the same form as dividends actually paid on common stock other than any adjustments related to stock dividends or stock splits.

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

The Company received an aggregate of $17.4 million in proceeds from a number of investors (the “Series D PIPE Investors”) who were issued 17,376 shares of Series D Preferred Stock along with Series A warrants (“Series D A Warrants”) to purchase 3,475,250 shares of the Company’s common stock and Series B warrants (“Series D B Warrants” and together with the Series D A Warrants, the “Series D PIPE Warrants”) to purchase 3,475,250 shares of common stock (collectively, the “Series D PIPE”). Refer to Note 13 – Common Stock Options and Warrants for a further description of the Series D PIPE Warrants.

Additionally, upon the closing of the Merger, holders of the AR Debentures were issued 4,423 shares of Series D Preferred Stock. No warrants were issued with or are associated with these shares.

During the three and six months ended June 30, 2024, there were conversions of 2,895 and 4,120 shares of Series D Preferred Stock, respectively, into 579,090 and 824,090 shares of common stock, respectively. As of June 30, 2024 and December 31, 2023, there were 16,507 and 20,627 shares, respectively, of Series D Preferred Stock outstanding.

Series E Preferred Stock

The Company has authorized 50,000 shares of Series E preferred stock with a par value of $0.01 and a stated value of $1,000 per share, which are convertible into shares of common stock at a price of $5.00 per share (“Series E Preferred Stock”). No dividends are to be paid other than in those in the same form as dividends actually paid on common stock other than any adjustments related to stock dividends or stock splits.

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

The Company received an aggregate of $20.0 million in proceeds from Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (“O’Neill Trust”) (the “Series E PIPE Investor”). The Series E PIPE Investor was issued 20,000 shares of Series E Preferred Stock along with 39,615 shares of the Company’s common stock, and Series A warrants (“Series E A Warrants”) to purchase 4,000,000 shares of the Company’s common stock and Series B warrants (“Series E B Warrants” and together with the Series E A Warrants, the “Series E PIPE Warrants”) to purchase 4,000,000 shares of common stock (collectively, the “Series E PIPE”). Refer to Note 13 – Common Stock Options and Warrants for a further description of the Series E PIPE Warrants.

The Company’s obligations under the Series E Preferred Stock and the Series E PIPE Warrants are secured by a lien on the assets acquired in the Exok Option Purchase as described under the Deed of Trust, Mortgage, Assignment of As–Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated August 15, 2023 (“Deed of Trust”). Upon commencement of a voluntary bankruptcy proceeding by Prairie LLC or involuntary bankruptcy proceeding against Prairie LLC, the Series E PIPE Investor will have the right and option to proceed with foreclosure and to sell all or any portion of the assets acquired in the Exok Option Purchase. In the event that no shares of Series E Preferred Stock remain outstanding (whether by conversion, redemption or otherwise) or are no longer beneficially owned or otherwise held by the Series E PIPE Investor (or any of its affiliates), the lien on the assets acquired in the Exok Option Purchase under the Deed of Trust will be released in accordance with the terms and procedures set forth therein.

As of June 30, 2024 and December 31, 2023, there have been no conversions of Series E Preferred Stock and there are 20,000 shares of Series E Preferred Stock outstanding.

Note 12 – Common Stock

The Company has 500,000,000 authorized shares of Common Stock with a par value of $0.01 per share. The holders of the Company’s common stock are entitled to one vote per share and the Company’s Second Amended and Restated Certificate of Incorporation does not provide for cumulative voting. The Company’s common stockholders are entitled to receive ratably such dividends, if any, as may be declared by the Company’s Board of Directors (the “Board”) out of legally available funds. However, the current policy of the Company’s Board is to retain earnings, if any, for the Company’s operations and expansion. Upon liquidation, dissolution or winding–up, the holders of the Company’s common stock are entitled to share ratably in all of its assets which are legally available for distribution, after payment of or provision for all liabilities. The Company’s common stockholders have no preemptive, subscription, redemption, or conversion rights. The rights, preferences and privileges of the Company’s common stockholders are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue.

In conjunction with the Closing of the Merger, the Company issued (i) 2,297,669 shares of common stock to the former members of Prairie LLC in exchange for their membership interests in Prairie LLC and (ii) 3,860,898 shares of common stock were deemed issued to former stockholders of Creek Road Miners, Inc. As a result of the Merger and related transactions, the Company had the obligation to issue 205,970 shares of common stock. As of June 30, 2023, the fair value of the Obligation Shares increased to $1.2 million, representing an increase of $0.7 million from the date of the Merger, which was recognized in Loss on adjustment to fair value – Obligation Shares on the condensed consolidated statements of operations for the three and six months ended June 30, 2023. The underlying shares were fully issued on September 7, 2023, therefore, the Company stopped recording the change in the fair value of the obligation at that time. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Obligation Shares.

Note 13 – Common Stock Options and Warrants

Merger Options

On August 31, 2022, Prairie LLC entered into agreements with its members whereby each member was provided non–compensatory options to purchase a 40% membership interest in the Company for an aggregate purchase price of $1,000,000 per member. The non–compensatory options were sold for $80,000. The non–compensatory options only become exercisable in 25% increments upon the achievement of the following production milestones in barrels of oil equivalent per day (“Boe/d”): 2,500 Boe/d, 5,000 Boe/d, 7,500 Boe/d, and 10,000 Boe/d.

On May 3, 2023, prior to the closing of the Merger, Prairie LLC entered into a non–compensatory option purchase agreement with its members, Bristol Capital, LLC (“Bristol Capital”), which manages Bristol Investment described above, and BOKA Energy LP (“BOKA”), a third–party investor, pursuant to which Bristol Capital and BOKA purchased non–compensatory options for $24,000 and $8,000, respectively, from Prairie LLC’s members.

Upon the Merger, the Company converted the non–compensatory options to purchase the outstanding and unexercised membership interests of Prairie LLC, as of immediately prior to the Merger, into options to acquire an aggregate of 8,000,000 shares of common stock for an exercise price of $0.25 per share (the “Merger Options”), which are only exercisable if the production hurdles noted above are achieved.

The Company then entered into amended and restated non–compensatory option agreements (the “Option Agreements”) with each of Gary C. Hanna, Edward Kovalik, Bristol Capital, and BOKA. An aggregate of 2,000,000 Merger Options are subject to be transferred to the Series D PIPE Investors, based on their then percentage ownership of the Series D Preferred Stock to the aggregate Series D Preferred Stock outstanding and held by all Series D PIPE Investors as of the May 3, 2023, if the Company does not meet certain performance metrics by May 3, 2026.

On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital, and Georgina Asset Management entered into a non–compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of the sellers agreed to sell to Georgina Asset Management Merger Options to acquire an aggregate of 200,000 shares of common stock, for an exercise price of $0.25 per share for an aggregate purchase price of $2,000.

None of the Merger Options were exercisable at June 30, 2024 or December 31, 2023.

Legacy Warrants

Upon the Merger, the Company assumed warrants to purchase 53,938 shares of the Company’s common stock with a weighted average exercise price of $49.71 per share (the “Legacy Warrants”). As of June 30, 2024 and December 31, 2023, Legacy Warrants providing the right to purchase 43,438 and 53,938 shares of common stock, respectively, were outstanding with a weighted average remaining contractual life of 2.1 and 2.2 years, respectively.

Series D PIPE Warrants

The Series D PIPE Warrants, upon issuance, provided the warrant holders with the right to purchase an aggregate of 6,950,500 shares of common stock at an exercise price of $6.00 per share. The Series D A Warrants expire on May 3, 2028 and the Series D B Warrants expire on May 3, 2024. All such warrants must be exercised for cash.

On April 8, 2024, the Company entered into an Amendment and Waiver of Exercise Limitations Letter Agreement (the “Letter Agreement”) with Bristol Investment to amend certain terms of the Series D A Warrants and Series D B Warrants held by Bristol Investment. Each of the Series D PIPE Warrants held by Bristol Investment is subject to a limitation on exercise if as a result of such exercise or conversion, the holder would own more than 4.99% of the outstanding shares of the Company’s common stock, which may be increased by the holder upon written notice to the Company, to any specified percentage not in excess of 9.99% (the “Beneficial Ownership Limitation Ceiling”). The Letter Agreement increases the Beneficial Ownership Limitation Ceiling from 9.99% to 19.99%. Pursuant to the Letter Agreement, Bristol Investment further notified the Company of its intent to immediately increase the Beneficial Ownership Limitation Ceiling to 19.99% and the parties agreed to waive the waiting period with respect to such notice.

During the three and six months ended June 30, 2024, Series D A Warrants to purchase 179,489 shares of common stock were exercised for total proceeds to the Company of $1.1 million. During the three and six months ended June 30, 2024, Series D B Warrants to purchase 656,640 and 1,400,250 shares of common stock, respectively, were exercised for total proceeds to the Company of $3.9 million and $8.4 million, respectively.

As of June 30, 2024 and December 31, 2023, Series D A Warrants providing the right to purchase 3,225,761 and 3,405,250 shares of common stock, respectively, were outstanding with a remaining contractual life of 3.8 and 4.3 years, respectively. As of June 30, 2024, all of the Series D B Warrants have been exercised and as of December 31, 2023, Series D B Warrants providing the right to purchase 1,400,250 shares of common stock were outstanding with a remaining contractual life of 0.3 years.

Series E PIPE Warrants

The Series E PIPE Warrants provide the warrant holders with the right to purchase 8,000,000 shares of common stock at an exercise price of $6.00 per share. The Series E A Warrants expire on August 15, 2028 and the Series E B Warrants expire on August 15, 2024. All such warrants must be exercised for cash.

As of June 30, 2024 and December 31, 2023, Series E A Warrants providing the right to purchase 4,000,000 shares of common stock with a remaining contractual life of 4.1 and 4.6 years, respectively, were outstanding and Series E B Warrants providing the right to purchase 4,000,000 shares of common stock with a remaining contractual life of 0.1 and 0.6 years, respectively, were outstanding.

Exok Warrants

As discussed in Note 4 – Acquisitions and Merger, the Company issued warrants in connection with the Exok Transaction completed in August 2023. The Exok Warrants provide the warrant holders with the right to purchase 670,499 shares of common stock at an exercise price of $7.43 per share. The Exok Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. At June 30, 2024 and December 31, 2023, Exok Warrants providing the right to purchase 670,499 shares of common stock with a remaining contractual life of 4.1 and 4.6 years, respectively, were outstanding.

Note 14 – Long–Term Incentive Compensation

Incentive Award Plan

The Company’s long–term incentive plan for employees, directors, consultants, and other service providers (as amended and restated effective as of June 5, 2024, and as may be further amended from time to time, the “LTIP”) provides for the grant of all or any of the following types of equity–based awards: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSUs”), which may also include performance stock awards (“PSUs”); (vi) stock awards; (viii) dividend equivalents; (ix) other stock–based awards; (x) cash awards; and (xi) substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 7,500,000 shares of the Company’s common stock are reserved for issuance pursuant to awards under the LTIP.

Stock–Based Compensation

The Company’s stock–based compensation awards are classified as either equity awards or liability awards in accordance with GAAP. The fair value of an equity–classified award is determined at the grant date and is amortized to general and administrative expense on a graded attribution basis over the vesting period of the award. The Company accounts for forfeitures of stock–based compensation awards as they occur. There were no forfeitures during the six months ended June 30, 2024 and 2023. The fair value of a liability–classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability–classified awards are recorded to general and administrative expense over the vesting period of the award.

RSUs and PSUs granted under the LTIP can immediately vest (A) upon a termination due to (i) death, (ii) disability, or (iii) retirement, in the case of employee awards, or (B) in connection with a change in control; provided that for employee RSU or PSU awards, such accelerated vesting upon a change in control only applies to the extent no provision is made in connection with a change in control for the assumption of awards previously granted or there is no substitution of such awards for new awards. To the extent an employee’s RSU or PSU award is assumed or substituted in connection with the change in control, if a participant is terminated by the Company without “cause” or the employee terminates for “good reason” (each as defined in the applicable award agreement), then each RSU or PSU award will become fully vested.

Equity–Classified Restricted Stock Units

The Company has granted RSUs to employees which primarily vest ratably over a three-year period, subject to the employees continued service through each applicable vesting date. The Company has also granted RSUs to directors and advisors which primarily vest one year following the grant date, subject to the director or advisors continued service through the vesting date. The fair values of these RSU awards are based on the price of the Company’s common stock as of each relevant grant date.

The following table presents the Company’s equity–classified RSU activity for the six months ended June 30, 2024:

	Number of RSUs	Weighted Average Fair Value
Unvested units as of December 31, 2023	528,545	$14.58
Granted	506,703	$12.80
Vested	(299,997)	$14.57
Unvested units as of June 30, 2024	735,251	$12.82

During the three and six months ended June 30, 2024, the Company recognized stock–based compensation costs of $1.2 million and $3.3 million, respectively, related to its equity–classified RSUs. The Company did not recognize any stock–based compensation costs for its equity–classified RSUs during the three and six months ended June 30, 2023 because there were no RSUs granted until August 2023.

As of June 30, 2024, there was $8.0 million of total unrecognized compensation cost related to the Company’s unvested equity–classified RSUs, which is expected to be recognized over a weighted–average period of 1.3 years.

Equity–Classified Performance Stock Units

In June 2024, the Company granted PSUs to certain of its employees. The PSUs vest and become earned upon the achievement of certain performance goals based on the Company’s relative total shareholder return as compared to the performance peer group during the performance period, in each case, at the end of a three year performance period, and generally subject to the employees continued service throughout the performance period. Per the PSU agreements, these awards can be settled in either stock or cash, as determined by the Compensation Committee of the Board (the “Committee”); however, unless the Committee determines otherwise, these PSUs will be settled in stock, therefore, the Company has classified these PSUs as equity awards. The number of shares of common stock that a holder of the PSUs earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted, as determined by the Company’s total shareholder return relative to a group of peers over the performance period, which represents a market condition per ASC Topic 718, Compensation—Stock Compensation. The fair value of these PSUs awards is determined by a third party using a Monte Carlo model as of the grant date.

The following table presents the Company’s equity–classified PSU activity for the six months ended June 30, 2024:

	Number of PSUs	Weighted Average Fair Value
Unvested units as of December 31, 2023	—	$—
Granted	313,440	$23.10
Vested	—	$—
Unvested units as of June 30, 2024	313,440	$23.10

During the three and six months ended June 30, 2024, the Company recognized stock–based compensation costs of $0.1 million related to its equity–classified PSUs The Company did not recognize any stock–based compensation costs for its equity–classified PSUs during the three and six months ended June 30, 2023 because there were no PSUs granted until June 2024.

As of June 30, 2024, there was $7.1 million of total unrecognized compensation cost related to the Company’s unvested equity–classified PSUs, which is expected to be recognized over a weighted–average period of 2.5 years.

Liability–Classified Restricted Stock Units

The Company has also granted RSUs to certain of its directors and advisors, which primarily vest one year following the grant date, subject to the director’s or advisor’s continued service through the applicable vesting date. Such RSUs are payable 60% in common stock and 40% in either cash or common stock (or a combination thereof), as determined by the Committee. The Company has accounted for the portion of the awards that can be settled in cash as liability–classified awards and accordingly records the changes in the market value of the instruments to general and administrative expense over the vesting period of the award.

The following table presents the Company’s liability–classified RSU activity for the six months ended June 30, 2024:

	Number of RSUs	Weighted Average Fair Value
Unvested units as of December 31, 2023	19,030	$14.71
Granted	24,365	$12.80
Vested	(34,315)	$14.44
Unvested units as of June 30, 2024	9,080	$13.07

During the three and six months ended June 30, 2024, the Company recognized stock–based compensation costs of $0.1 million and $0.2 million, respectively, related to its liability–classified RSUs. The Company did not recognize any stock–based compensation costs for its liability–classified RSUs during the three and six months ended June 30, 2023 because there were no RSUs granted until August 2023.

As of June 30, 2024, there was $0.3 million of total unrecognized compensation cost related to liability–classified RSUs, which is expected to be recognized over a weighted–average period of 0.8 years. The amount of unrecognized compensation cost for liability–classified awards will fluctuate over time as they are marked to market.

Note 15 – Related Party Transactions

AR Debentures. As described in Note 8 – Long–term Debt, in connection with the Closing of the merger, the Company entered into the AR Debentures with Bristol Investment, which is managed by Paul L. Kessler, and Barlock, which is controlled by Scott D. Kaufman who is a former President, Chief Executive Officer, and Director of the Company. In October 2023, conversion notices were received from holders of the AR Debentures and the Company issued 400,666 shares of common stock to affect the conversion. This represented the full conversion of the AR Debentures, together with the accrued interest due to one of the holders.

Common Stock Options. As described in Note 13 – Common Stock Options and Warrants, upon consummation of the Merger, the Company entered into Option Agreements with each of Gary C. Hanna, Edward Kovalik, Paul L. Kessler, and BOKA. Erik Thoresen, a director of the Company, is affiliated with BOKA.

On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital, and Georgina Asset Management entered into a non–compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of the sellers agreed to sell to Georgina Asset Management, non–compensatory options to acquire an aggregate of 200,000 shares of common stock for the option purchase. Refer to Note 13 – Common Stock Options and Warrants for a full discussion of these options.

Series D PIPE. As described in Note 11 – Preferred Stock, Bristol Investment, an entity affiliated with Paul L. Kessler, purchased $1,250,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea Ventures LLC, an entity affiliated with Jonathan H. Gray, a director of the Company, purchased $750,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea International Ltd. (included with First Idea Ventures LLC), an entity affiliated with Jonathan H. Gray, purchased $254,875 of Series D Preferred Stock and Series D PIPE Warrants from another holder. Additionally, the O’Neill Trust, which is the sole Series E PIPE Investor, was also an investor in the Series D PIPE. Refer to Note 11 – Preferred Stock and Note 13 – Common Stock Options and Warrants and for a full discussion of the Series D PIPE.

The Company entered into registration rights agreements with each of the Series D PIPE Investors whereby the Company would be required to pay liquidated damages if the resale of the underlying shares of common stock is not registered by the Securities and Exchange Commission by August 31, 2023. The resale registration statement with respect to such shares was declared effective in December 2023, resulting in the Company paying liquidated damages during the third quarter of 2023. There were no such damages incurred or paid in the three and six months ended June 30, 2024 or 2023.

Series E PIPE. As described in Note 11 – Preferred Stock, to fund the Exok Option Purchase, the Company entered into a securities purchase agreement with the O’Neill Trust, the Series E PIPE Investor, on August 15, 2023, pursuant to which the Series E PIPE Investor agreed to purchase, and the Company agreed to sell to the Series E PIPE Investor, for an aggregate of $20.0 million, securities consisting of (i) 39,614 shares of common stock, (ii) 20,000 shares of Series E Preferred Stock, and (iii) Series E PIPE Warrants to purchase 8,000,000 shares of common stock, each at a price of $6.00 per share, in a private placement. Refer to Note 11 – Preferred Stock and Note 13 – Common Stock Options and Warrants for a full discussion of the Series E PIPE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward–Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report, as well as our audited consolidated financial statements and related notes and the related “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in our most recent Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

Our discussion includes forward–looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward–looking statements as a result of a number of factors, including those set forth under “Risk Factors” in our Annual Report on Form 10–K/A for the fiscal year ended December 31, 2023.

We may use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward–looking statements. All forward–looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward–looking statements.

Overview

We are an independent oil and gas company focused on the acquisition and development of crude oil, natural gas and natural gas liquids (“NGLs”). We currently hold attractive acreage in the Denver–Julesburg Basin in Colorado (the “DJ Basin”) that our experienced management team intends to develop, deploying next–generation technology and techniques in an environmentally efficient manner. In addition to growing production through our drilling operations, we also seek to grow our business through accretive acquisitions, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation.

As of June 30, 2024, all of our E&P assets, which we refer to as the “Genesis Assets,” were acquired in the Exok Transaction, the Exok Option Purchase, and the acquisition of the Genesis Bolt–on Assets. The Genesis Assets consist of certain oil and gas leasehold interests with no existing oil and gas production or revenue. In all, the total Genesis Assets include 24,351 net mineral acres in, on and under 37,985 gross acres. To date, we have not had any drilling or completion operations and have been focused on obtaining requisite permits to begin drilling wells on our Genesis Assets, as well as funding and closing the NRO Acquisition, described further below. Additionally, in January 2024, we divested all of our cryptocurrency mining assets.

Recent Developments

Development Program Launch

On July 9, 2024, we announced plans to commence our initial drilling program in August 2024, starting with an 8-well pad on Shelduck South, part of the Genesis Bolt–on Assets acquired in February 2024. The Shelduck South development will consist of eight two-mile lateral wells across 1,280 mineral acres, targeting the Niobrara B and C formations. We have contracted a drilling rig and secured various oil field service providers to perform all drilling and completion operations. We anticipate the wells will be drilled, completed, and turned to production in the fourth quarter of 2024, subject to raising sufficient financing.

NRO Acquisition

On January 11, 2024, we entered into the NRO Agreement to acquire the Central Weld Assets, located in the DJ Basin in Weld County, Colorado. for total consideration of $94.5 million, subject to certain closing price adjustments and other customary closing conditions. The Purchase Price consists of $83.0 million in cash and $11.5 million in deferred cash payments. Pursuant to the NRO Agreement, we deposited $9.0 million of the Purchase Price into an escrow account on January 11, 2024, which will be released to NRO upon the earlier of the closing date and August 15, 2024. Portions of the Deposit are subject to earlier release under certain circumstances.

The outside date for the closing of the NRO Acquisition is August 15, 2024, with an economic effective date of February 1, 2024. We expect to fund the transaction through a combination of public or private issuance of equity, cash on hand, proceeds from existing warrant exercises, or short-term debt. We expect to close the NRO Acquisition in August 2024. However, there can be no assurances that the funding required to close can be attained on or before August 15, 2024 or that we will be able to close the NRO Acquisition on or before August 15, 2024, or at all. If we are unable to close the NRO Acquisition by August 15, 2024, or to extend the outside date, NRO could terminate the Agreement

Factors Affecting the Comparability of Financial Results

Crypto Sale

As discussed in Note 4 – Acquisitions and Merger, we acquired our cryptocurrency mining operations in May 2023, concurrent with the Merger. On January 23, 2024, we sold all of our Mining Equipment for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments, to be paid out of (i) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (ii) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest. As of June 30, 2024, we have received $0.2 million of the Deferred Purchase Price.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Operating costs and expenses	(8,568,797)	(2,857,471)	(16,613,438)	(2,921,863)
Loss from operations	$(8,568,797)	$(2,857,471)	$(16,613,438)	$(2,921,863)

Loss from operations

For the three and six months ended June 30, 2024, loss from operations increased $5.7 million and $13.7 million, respectively, compared to the three and six months ended June 30, 2023. These increases were entirely related to incremental operating costs and expenses recognized during the current periods.

The cryptocurrency mining revenue earned and cryptocurrency mining operating costs and expenses incurred during the six months ended June 30, 2024 and prior to the Crypto Sale have been classified as discontinued operations.

Operating costs and expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	$8,512,112	$2,857,471	$16,114,973	$2,921,863
Exploration expenses	56,685	—	498,465	—
Total operating costs and expenses	$8,568,797	$2,857,471	$16,613,438	$2,921,863

For the three and six months ended June 30, 2024, operating costs and expenses increased $5.7 million and $13.7 million, respectively, compared to the three and six months ended June 30, 2023.

The operating costs and expenses incurred and related to the cryptocurrency mining assets during the six months ended June 30, 2024 and prior to the Crypto Sale have been classified as discontinued operations.

General and administrative expenses. For the three months ended June 30, 2024, general and administrative expenses increased $5.7 million compared to the three months ended June 30, 2023. The increase was primarily driven by incremental employee and benefit expenses of $2.6 million, stock–based compensation of $1.5 million, investor relations costs of $1.2 million, legal and accounting costs of $0.3 million, and other professional services of $0.1 million.

For the six months ended June 30, 2024, general and administrative expenses increased $13.2 million compared to the six months ended June 30, 2023. This increase was driven by incremental employee and benefit expenses of $4.9 million, stock–based compensation of $3.6 million, investor relations costs of $2.9 million, legal and accounting costs of $0.8 million, and other professional services of $0.5 million.

Exploration expenses. For the three and six months ended June 30, 2024, exploration expense increased $0.1 million and $0.5 million, respectively, compared to the three and six months ended June 30, 2023. These increases were driven by delay rental costs incurred on oil and gas leases during the three and six months ended June 30, 2024, which were not incurred during the same periods of 2023.

Other income and expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$55,139	$43,037	$107,240	$43,037
Interest expense	—	(43,719)	—	(43,719)
Loss on adjustment to fair value – AR Debentures	—	(741,000)	—	(741,000)
Loss on adjustment to fair value – Obligation Shares	—	(706,185)	—	(706,185)
Total other income (expense)	$55,139	$(1,447,867)	$107,240	$(1,447,867)

Interest income. For the three and six months ended June 30, 2024, interest income increased $12,102 and $64,203, respectively, compared to the three and six months ended June 30, 2023. These increases were largely due to higher average cash balances in the current periods.

Interest expense. For the three and six months ended June 30, 2023, interest expense reflected our accrued interest on the AR Debentures and SBA Loan, both connected with the Merger, and certain financing costs incurred in the periods. We did not have any debt outstanding during the three and six months ended June 30, 2024 and therefore did not incur any interest expense during the current periods.

Loss on adjustment to fair value – AR Debentures. For the three and six months ended June 30, 2023, the loss on the adjustment to fair value – AR Debentures of $741,000 reflected the change in fair value of the AR Debentures since the Merger until June 30, 2023. The AR Debentures were converted into common stock in October 2023; therefore, we did not record a loss on the adjustment to fair value for the AR Debentures during the three and six months ended June 30, 2024.

Loss on adjustment to fair value – Obligation Shares. For the three and six months ended June 30, 2023, the loss on the adjustment to fair value for the obligation shares of $706,185 reflected the change in fair value of the Obligation Shares liability since the Merger until June 30, 2023. The underlying shares were fully issued on September 7, 2023; therefore, we did not record a loss on the adjustment to fair value for the obligation during the three and six months ended June 30, 2024.

Discontinued operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cryptocurrency mining revenue	$—	$179,318	$192,625	$179,318
Cryptocurrency mining costs	—	(93,244)	(55,063)	(93,244)
Depreciation and amortization	—	(132,851)	(102,210)	(132,851)
Impairment of cryptocurrency mining equipment	—	(16,794,688)	—	(16,794,688)
Loss from sale of cryptocurrency mining equipment	—	—	(1,080,097)	—
Loss from discontinued operations before income taxes	—	(16,841,465)	(1,044,745)	(16,841,465)
Provision for income taxes	—	—	—	—
Net loss from discontinued operations	$—	$(16,841,465)	$(1,044,745)	$(16,841,465)

During the three months ended June 30, 2024, we did not have any cryptocurrency mining revenue or related expenses, as a result of the Crypto Sale completed in January 2024, and therefore we did not have a net loss from discontinued operations. For the three months ended June 30, 2023, the net loss from discontinued operations reflects the cryptocurrency mining revenue and related expenses for the period as well as $16.8 million of impairment of cryptocurrency mining equipment, recorded to write off the excess of the allocated purchase price to the cryptocurrency assets which were over the fair value of the acquired net assets and to subsequently write off shipping and customs fees incurred on miners after the Merger.

For the six months ended June 30, 2024, the net loss from discontinued operations decreased $15.8 million compared to the six months ended June 30, 2023. As discussed above, we completed the Crypto Sale in January 2024, therefore, we did not have any cryptocurrency mining revenue or related expenses during the majority of the six months ended June 30, 2024. However, we did recognize a $1.0 million loss on the sale of cryptocurrency mining equipment. Additionally, during the six months ended June 30, 2023, we recognized $16.8 million of impairment of cryptocurrency mining equipment to write off the excess of the allocated purchase price to the cryptocurrency assets which were over the fair value of the acquired net assets and to subsequently write off shipping and customs fees incurred on miners after the Merger.

Liquidity and Capital Resources

Overview

Our E&P activities will require us to make significant operating and capital expenditures. In 2023, our primary sources of liquidity were the Series D PIPE and the Series E PIPE, which funded the purchase of the Initial Genesis Assets and working capital, as well as proceeds from the exercise of warrants, which funded, among other things, working capital and the deposit for the NRO Acquisition in 2024. Since we sold our only revenue–generating assets in January 2024 and do not yet have any operating E&P assets, we will require additional capital to fund our development program and operations. Our primary uses of cash have been for the acquisition and development of oil and natural gas properties and payments of general, administrative and operating costs.

In addition, in order to close the NRO Acquisition, we will need to raise approximately $74.0 million in cash, subject to customary purchase price adjustments. We do not currently have sufficient cash or committed capital to close the NRO Acquisition. While we are seeking to raise the necessary capital through an equity offering, there is no assurance that we will be successful in raising sufficient funds from the proposed offering or through other sources. If we are unable to raise sufficient funds to close the NRO Acquisition, or if we are unable to close the acquisition for other reasons, we will need to seek other sources of capital to fund our development activity and operations until our other E&P assets are generating revenues. Under certain circumstances, if we are unable to close the NRO Acquisition, we would lose the Deposit. If we are unable to close the NRO Acquisition by August 15, 2024, or to extend the outside date, NRO could terminate the NRO Agreement.

Our 2024 development program is dependent upon the closing of the NRO Acquisition and the related financing. If we are able to close the NRO Acquisition, we anticipate funding these capital costs through the remaining net proceeds from an equity offering after funding the NRO Acquisition and revenues from the operating wells acquired in the NRO Acquisition. As a supplement to these sources of capital, we expect to receive additional proceeds from warrant exercises, and anticipate that we may access public and private equity markets to accelerate drilling activities, fund development program changes, or other changes to our forecast and capital needs. The availability of such additional capital is subject to numerous factors outside of our control including prices of oil and natural gas and the overall health of the U.S. and global economic environments. There can be no assurance that we will be able to obtain such additional capital. The amount and allocation of future capital expenditures will depend upon a number of factors, including the amount and timing of cash flows from operations, investing and financing activities, and the timing and cost of additional capital sources.

We currently plan to be the operator of all of our acreage. As a result, we anticipate that the timing and level of our capital spending will largely be discretionary and within our control. We could choose to defer a portion of our planned capital expenditures depending on a variety of factors, including, but not limited to, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, the level of participation by other working interest owners, the success of our drilling activities, prevailing and anticipated prices for oil, natural gas and NGLs, the availability of necessary equipment, infrastructure and capital.

We expect to continue funding our business and strategic plans with cash on hand and proceeds from exercises of warrants, if any. Currently, we have no debt outstanding. However, we expect to enter into a revolving credit facility, primarily to support our future hedging program, but we may also utilize it from time to time to fund short–term working capital fluctuations and other needs. We may also issue debt securities or enter into short-term debt facilities from time to time to fund our operations or to fund acquisitions, including the NRO Acquisition.

Working Capital

We define working capital as current assets less current liabilities. As of June 30, 2024, we had a working capital deficit of $7.9 million and as of December 31, 2023, we had working capital of $8.1 million. Our current working capital deficit is expected to increase in the future as we continue to incur expenses in connection with our business until we recognize revenue from our E&P business and/or we raise additional capital through the exercise of existing warrants or through public and/or private markets. As of June 30, 2024 and December 31, 2023, cash and cash equivalents totaled $2.2 million and $13.0 million, respectively.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(8,447,686)	$(5,060,375)
Net cash used in investing activities	(11,841,179)	(3,435,189)
Net cash provided by financing activities	9,478,393	16,967,202
Net (decrease) increase in cash and cash equivalents	(10,810,472)	8,471,638

Cash and cash equivalents, beginning of period	13,036,950	79,845
Cash and cash equivalents, end of period	$2,226,478	$8,551,483

Operating activities. Net cash used in operating activities totaled $8.4 million and $5.1 million during the six months ended June 30, 2024 and 2023, respectively. The $3.4 million change in our net cash used in operating activities is largely due to increased operating costs during the current period, including $9.7 million of incremental general and administrative expenses and a $0.5 million increase in exploration expenses, partially offset by a $6.4 million decrease in working capital.

Investing activities. Net cash used in investing activities totaled $11.8 million and $3.3 million during the six months ended June 30, 2024 and 2023, respectively. The $8.2 million increase in our net cash used in investing activities was largely driven by the $9.0 million deposit made in connection with the NRO Acquisition and $3.5 million increase in capital investments in oil and natural gas properties during the six months ended June 30, 2024. These increases were partially offset with $1.0 million cash proceeds and $0.2 million note receivable from the Crypto Sale in January 2024, which is reflected as discontinued operations, and $3.0 million spent on the acquisition of unproved oil and natural gas properties from Exok during the six months ended June 30, 2023.

Financing activities. Net cash provided by financing activities totaled $9.5 million for the six months ended June 30, 2024, fully driven by proceeds from the exercise of Series D B warrants, compared to $17.0 million of net cash provided by financing activities for the six months ended June 30, 2023, which was comprised of proceeds from the issuance of the Series D PIPE of $17.4 million, partially offset by the related financing costs of $0.4 million.

Liquidity Analysis

For the six months ended June 30, 2024, we had a net loss of $17.6 million. We cannot predict if or when we will be profitable, and we may continue to incur losses for an indeterminate period of time. Additionally, we may be unable to achieve or sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent us from successfully operating and expanding our business. As of June 30, 2024, we had cash and cash equivalents of $2.2 million, a working capital deficit of $7.9 million, and an accumulated deficit of $96.4 million.

We expect that our cash balance will decline until we are able to obtain financing through public or private capital markets and/or upon the exercise of common stock warrants. As of June 30, 2024, we have common stock warrants with exercise prices of $6.00 per share of common stock which expire in August 2024 (refer to Note 13 – Common Stock Options and Warrants). Based on recent and current prices of our common stock, we expect these warrants to be exercised, which would represent cash proceeds of $24.0 million. However, there is no assurance that such common stock warrants will be exercised. During the six months ended June 30, 2024, we received $9.5 million of cash proceeds from warrant exercises.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether we can meet our obligations and have adequate liquidity to operate. Significant assumptions used in our forecasted model of liquidity in the next 12 months include our current cash position and our ability to manage spending. Based on an assessment of these factors, management believes that we will have adequate liquidity for our operations for at least the next 12 months.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the accompanying condensed consolidated financial statements. These financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reports for assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Management believes its estimates and assumptions to be reasonable under these circumstances. Certain estimates and assumptions are inherently unpredictable and actual results could differ from those estimates. We have provided a full discussion of our significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in our 2023 Annual Report on Form 10–K/A for the fiscal year ended December 31, 2023. We have not changed any of our significant accounting policies, estimates, or judgements during the six months ended June 30, 2024, however, we did apply the discontinued operations guidance to account for the Crypto Sale in January 2024. Refer to Note 3 – Discontinued Operations for a full discussion of the discontinued operations and the subsequent accounting.

Off–Balance Sheet Arrangements

We do not have any off–balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. For purposes of this section, the term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024 our disclosure controls and procedures were effective at a reasonable assurance level.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost–effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision–making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any material legal proceedings or other proceedings described in Item 303 of Regulation S-K promulgated under the Securities Act.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10–K/A for the fiscal year ended December 31, 2023. As of the date of this Quarterly Report on Form 10–Q, there have been no material changes in the risk factors disclosed in our filings listed above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2024, that were not otherwise disclosed in a Current Report on Form 8–K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non–Rule 10b5–1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S–K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1+	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Creek Road Merger Sub, LLC and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8–K, filed with the SEC on May 4, 2023).
2.2+	Asset Purchase Agreement, dated as of January 11, 2024, by and among Nickel Road Development LLC, Nickel Road Operating LLC, Prairie Operating Co., and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8–K, filed with the SEC on January 12, 2024).
2.3+	Asset Purchase Agreement, dated as of January 23, 2024, by and among Prairie Operating Co. and Matthew Austin Lerman (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8–K, filed with the SEC on January 24, 2024).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8–K, filed with the SEC on October 13, 2023).
3.2	Amended and Restated Bylaws of Prairie Operating Co. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8–K, filed with the SEC on May 9, 2023).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8–K, filed with the SEC on May 9, 2023).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the amendment to the Company’s Current Report on Form 8–K, filed with the SEC on August 18, 2023).
4.1	Form of Series D PIPE Warrant (incorporated by reference to Exhibit C of Exhibit 10.2 of the Company’s Current Report on Form 8–K, filed with the SEC on May 4, 2023).
4.2	Form of Exok Warrant (incorporated by reference to Exhibit 4.1 of the amendment to the Company’s Current Report on Form 8–K, filed with the SEC on August 18, 2023).
4.3	Form of Series E A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the amendment to the Company’s Current Report on Form 8–K, filed with the SEC on August 18, 2023).
4.4	Form of Series E B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the amendment to the Company’s Current Report on Form 8–K, filed with the SEC on August 18, 2023).
4.5	Amendment and Waiver of Exercise Limitations Letter Agreement, dated as of November 13, 2023, by and between the Issuer and Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10–K/A, filed with the SEC on March 20, 2024).
10.1†	2024 Amended & Restated Prairie Operating Co. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).
10.2†	Form of Performance Unit Agreement (2024).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (Rule 13a–14(a) or Rule 15d–14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (Rule 13a–14(a) or Rule 15d–14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*†	Inline XBRL Taxonomy Extension Schema
101.CAL*†	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*†	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*†	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*†	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S–K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAIRIE OPERATING CO.

	By:	/s/ Edward Kovalik
Edward Kovalik
Date: August 9, 2024		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Owen
Craig Owen
Date: August 9, 2024		Chief Financial Officer
(Principal Financial and Accounting Officer)

