Form 10-Q
period 2024-09-30
Prairie Operating Co.
filed 2024-11-08
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 7, 2024
Common Stock, $0.01 par value	22,918,763

2

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$40,052,362	$13,036,950
Note receivable	507,651	—
Prepaid expenses and other current assets	267,365	171,486
Financing receivable	16,250,000	—
Current assets – discontinued operations	—	322,655
Total current assets	57,077,378	13,531,091

Property and equipment:
Oil and natural gas properties, successful efforts method of accounting including $42,061,414 and $28,705,404 excluded from amortization as of September 30, 2024 and December 31, 2023, respectively	42,061,414	28,705,404
Other	93,849	—
Less: Accumulated depreciation, depletion, and amortization	(711)	—
Total property and equipment, net	42,154,552	28,705,404
Deposits on oil and natural gas property purchases	6,382,314	—
Operating lease assets	1,063,659	155,253
Note receivable – non–current	239,249	—
Deferred transaction costs	229,756	108,956
Other non–current assets	27,816	—
Non–current assets – discontinued operations	—	3,182,307
Total assets	$107,174,724	$45,683,011

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,545,465	$5,374,494
Senior convertible note, net	14,250,000	—
Subordinated promissory note – related party	5,281,141	—
Warrant liabilities – related party	2,758,206	—
Operating lease liabilities – current	177,722	41,890
Total current liabilities	45,012,534	5,416,384

Long–term liabilities:
Operating lease liabilities	875,105	93,816
Total long–term liabilities	875,105	93,816
Total liabilities	45,887,639	5,510,200

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized, and 14,457 and 20,627 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	145	206
Series E convertible preferred stock; $0.01 par value; 50,000 shares authorized, and zero and 20,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	200
Common stock; $0.01 par value; 500,000,000 shares authorized, and 22,918,763 and 9,826,719 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	229,188	98,267
Additional paid–in capital	168,886,525	118,927,814
Accumulated deficit	(107,828,773)	(78,853,677)
Total stockholders’ equity	61,287,085	40,172,811
Total liabilities and stockholders’ equity	$107,174,724	$45,683,011

See notes to unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—

Operating costs and expenses:
Depreciation, depletion, and amortization	711	—	711	—
General and administrative expenses	8,790,368	6,314,951	24,905,341	9,236,815
Exploration expenses	25,320	—	523,785	—
Total operating costs and expenses	8,816,399	6,314,951	25,429,837	9,236,815
Loss from operations	(8,816,399)	(6,314,951)	(25,429,837)	(9,236,815)

Other income (expenses):
Interest income	431,593	85,166	538,833	128,202
Interest expense	—	(67,744)	—	(111,463)
Loss on issuance of debt	(3,039,347)	—	(3,039,347)	—
Loss on adjustment to fair value – Warrant Liabilities	—	(24,855,085)	—	(24,855,085)
Loss on adjustment to fair value – AR Debentures	—	(2,141,000)	—	(2,882,000)
Loss on adjustment to fair value – Obligation Shares	—	(770,918)	—	(1,477,103)
Liquidated damages	—	(173,763)		(173,763)
Total other expenses	(2,607,754)	(27,923,344)	(2,500,514)	(29,371,212)

Loss from operations before provision for income taxes	(11,424,153)	(34,238,295)	(27,930,351)	(38,608,027)
Provision for income taxes	—	—	—	—
Net loss from continuing operations	(11,424,153)	(34,238,295)	(27,930,351)	(38,608,027)

Discontinued operations
Loss from discontinued operations, net of taxes	—	(177,446)	(1,044,745)	(17,018,910)
Net loss from discontinued operations	—	(177,446)	(1,044,745)	(17,018,910)
Net loss	$(11,424,153)	$(34,415,741)	$(28,975,096)	$(55,626,937)

Earnings (loss) per common share:
Loss per share – continuing operations, basic and diluted	$(0.68)	$(5.22)	$(2.16)	$(10.97)
Loss per share – discontinued operations, basic and diluted	$—	$(0.03)	$(0.08)	$(4.83)
Loss per share, basic and diluted	$(0.68)	$(5.24)	$(2.24)	$(15.80)
Weighted average common shares outstanding, basic and diluted	16,770,372	6,565,134	12,938,342	3,520,843

See notes to unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity/Members’ Deficit

(Unaudited)

	Series D Preferred Stock Par value $0.01		Series E Preferred Stock Par value $0.01		Common Stock Par value $0.01		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	20,627	$206	20,000	$200	9,826,719	$98,267	$118,927,814	$(78,853,677)	$40,172,811
Conversion of Series D Preferred Stock	(1,225)	(12)	—	—	245,000	2,450	(2,438)	—	—
Issuance of Common Stock upon warrant exercise	—	—	—	—	743,610	7,437	4,454,222	—	4,461,659
Stock based compensation	—	—	—	—	—	—	2,066,682	—	2,066,682
Net loss	—	—	—	—	—	—	—	(9,037,284)	(9,037,284)
Balance, March 31, 2024	19,402	194	20,000	200	10,815,329	108,153	125,446,282	(87,890,961)	37,663,868
Conversion of Series D Preferred Stock	(2,895)	(29)	—	—	579,090	5,791	(5,762)	—	—
Issuance of Common Stock upon warrant exercise	—	—	—	—	836,130	8,361	5,008,373	—	5,016,734
Issuance of Common Stock related to stock based compensation	—	—	—	—	334,312	3,343	(3,343)	—	—
Stock based compensation	—	—	—	—	—	—	1,384,093	—	1,384,093
Net loss	—	—	—	—	—	—	—	(8,513,658)	(8,513,658)
Balance, June 30, 2024	16,507	165	20,000	200	12,564,861	125,649	131,829,643	(96,404,620)	35,551,037
Conversion of Series D Preferred Stock	(2,050)	(20)	—	—	410,000	4,100	(4,080)	—	—
Conversion of Series E Preferred Stock	—	—	(20,000)	(200)	4,000,000	40,000	(39,800)	—	—
Issuance of Common Stock upon warrant exercise	—	—	—	—	4,010,000	40,100	24,019,900	—	24,060,000
Issuance of Common Stock to fund NRO Acquisition, net of issuance costs	—	—	—	—	1,827,040	18,270	10,097,367	—	10,115,637
Issuance of Common Stock for SEPA commitment fee	—	—	—	—	100,000	1,000	599,000	—	600,000
Issuance of Common Stock related to stock based compensation	—	—	—	—	6,862	69	(69)	—	—
Stock based compensation	—	—	—	—	—	—	2,384,564	—	2,384,564
Net loss	—	—	—	—	—	—	—	(11,424,153)	(11,424,153)
Balance, September 30, 2024	14,457	$145	—	$—	22,918,763	$229,188	$168,886,525	$(107,828,773)	$61,287,085

See notes to unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity/Members’ Deficit

(Unaudited)

	Members’	Series D Preferred Stock Par value $0.01		Series E Preferred Stock Par value $0.01		Common Stock Par value $0.01		Additional Paid In	Accumulated	Stockholders’
	Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	$(381,520)	—	$—	—	$—	—	$—	$—	$—	$—
Net loss	(64,392)	—	—	—	—	—	—	—	—	—
Balance, March 31, 2023	(445,912)	—	—	—	—	—	—	—	—	—
Net loss from April 1, 2023 through May 3, 2023	(160,793)	—	—	—	—	—	—	—	—	—
Conversion of membership interests	606,705	—	—	—	—	2,297,668	22,977	(629,682)	—	(606,705)
Issuance of Common Stock to former stockholders of Creek Road Miners upon Merger	—	—	—	—	—	3,860,917	38,609	9,889,653	—	9,928,262
Issuance of Series D Preferred Stock	—	17,376	174	—	—	—	—	16,447,475	—	16,447,649
Issuance to holders of Convertible Debentures for settlement of Creek Road Miners liabilities	—	4,423	44	—	—	—	—	3,209,152	—	3,209,196
Net loss from May 4, 2023 through June 30, 2023	—	—	—	—	—	—	—	—	(20,986,010)	(20,986,010)
Balance, June 30, 2023	—	21,799	218	—	—	6,158,585	61,586	28,916,598	(20,986,010)	7,992,392
Issuance of Common Stock and warrants in conjunction with purchase of Exok Option assets	—	—	—	—	—	670,499	6,705	7,282,787	—	7,289,492
Issuance of Series E Preferred Stock, warrants, and Common Stock	—	—	—	20,000	200	39,614	396	19,833,811	—	19,834,407
Reclassification (Note 12)	—	(21,799)	(218)	(20,000)	(200)	—	—	(65,726,280)	—	(65,726,698)
Stock based compensation	—	—	—	—	—	—	—	927,221	—	927,221
Reclassification (Note 12)	—	—	—	—	—	—	—	(520,916)	—	(520,916)
Issuance of Obligation Shares	—	—	—	—	—	205,970	2,060	2,004,681	—	2,006,741
Reclassification (Note 12)	—	—	—	—	—	—	—	(1,434,730)	—	(1,434,730)
Net loss	—	—	—	—	—	—	—	—	(34,415,741)	(34,415,741)
Balance, September 30, 2023	$—	—	$—	—	$—	7,074,668	$70,747	$(8,716,827)	$(55,401,751)	$(64,047,831)

See notes to unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(27,930,351)	$(38,608,027)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	5,835,339	927,221
Depreciation, depletion, and amortization	711	—
Non-cash SEPA commitment fee	600,000	—
Loss on issuance of debt	3,039,347	—
Loss on adjustment to fair value – Warrant Liabilities	—	24,855,085
Loss on adjustment to fair value – AR Debentures	—	2,882,000
Loss on adjustment to fair value – Obligation Shares	—	1,477,103
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(95,879)	(208,044)
Accounts payable and accrued expenses	12,453,329	464,002
Accrued interest and expenses – related parties	—	27,916
Other assets and liabilities	(19,103)	—
Net cash used in continuing operating activities	(6,116,607)	(8,182,744)
Net cash provided by discontinued operations	460,217	244,818
Net cash used in operating activities	(5,656,390)	(7,937,926)

Cash flows from investing activities:
Deposit on Nickel Road asset purchase	(9,000,000)	—
Return of Nickel Road asset purchase deposit	3,000,000	—
Deposit on other oil and natural gas properties purchase	(382,314)	—
Investments in oil and natural gas properties	(8,638,366)	—
Purchases of other property and equipment	(93,849)	—
Acquisition of unproved oil and natural gas properties	—	(21,116,528)
Cash received from sale of cryptocurrency miners	1,000,000	—
Cash received from payment on note receivable related to sale of cryptocurrency miners	253,100	—
Transaction expenses paid related to Nickel Road asset purchase	(120,799)	—
Cash acquired in connection with the Merger	—	42,360
Transaction expenses paid related to the Merger	—	(308,452)
Net cash used in continuing investing activities	(13,982,228)	(21,382,620)
Net cash used in discontinued investing activities	—	(169,097)
Net cash used in investing activities	(13,982,228)	(21,551,717)

Cash flows from financing activities:
Proceeds from the issuance of Common Stock	15,000,000	—
Financing costs associated with issuance of Common Stock	(4,884,363)	—
Proceeds from the issuance of the Subordinated Promissory Note – related party	3,000,000	—
Proceeds from the exercise of Series D and E Preferred Stock warrants	33,538,393	—
Proceeds from the issuance of Series D Preferred Stock and warrants	—	17,376,250
Financing costs associated with the issuance of Series D Preferred Stock	—	(409,048)
Proceeds from the issuance of Series E Preferred Stock and warrants	—	20,000,000
Financing costs associated with the issuance of Series E Preferred Stock	—	(165,593)
Payments on long-term debt	—	(150,000)
Net cash provided by continuing financing activities	46,654,030	36,651,609
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	46,654,030	36,651,609

Net increase in cash and cash equivalents	27,015,412	7,161,966
Cash and cash equivalents, beginning of period	13,036,950	79,845
Cash and cash equivalents, end of period	$40,052,362	$7,241,811

See notes to unaudited condensed consolidated financial statements.

Refer to Note 2 – Summary of Significant Accounting Policies for supplemental cash flow disclosures.

Prairie Operating Co. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Description of Business, and Basis of Presentation

Organization and Description of Business

Prairie Operating Co. (individually or together with its subsidiaries, the “Company”) is an independent energy company engaged in crude oil, natural gas and natural gas liquids (“NGLs”) development, exploration and production (“E&P”). The Company currently holds acreage in the Denver–Julesburg Basin (the “DJ Basin”) of Colorado that it intends to develop. In addition to growing production through its drilling operations, the Company also seeks to grow its business through accretive acquisitions, such as the acquisition of the Genesis Bolt–on Assets (as defined herein) in February 2024 and the NRO Acquisition (as defined herein), which closed in October 2024. Refer to Note 4 – Acquisitions and Merger for a full discussion of the acquisitions.

Previously, the Company focused on cryptocurrency mining until the sale of its cryptocurrency miners in January 2024. The Company’s cryptocurrency mining operations commenced on May 3, 2023 concurrent with the Merger (as defined herein). Prior to January 2024, all of the Company’s revenue was generated through its cryptocurrency mining activities from assets that were acquired in the Merger. Upon the closing of the Crypto Sale (as defined herein), the Company exited the cryptocurrency mining business. All results and activities from these assets and operations have been classified as discontinued operations in the Company’s condensed consolidated financial statements. Refer to Note 3 – Discontinued Operations for a full discussion of the discontinued operations.

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

Upon the Merger, membership interests in Prairie LLC were converted into the right to receive each member’s pro rata share of 2,297,668 shares of common stock, par value $0.01 per share, of the Company (“Common Stock”). The Merger was accounted for as a reverse asset acquisition under existing accounting principles generally accepted in the United States (“GAAP”). For accounting purposes, Prairie LLC was treated as acquiring Merger Sub in the Merger. Refer to Note 4 – Acquisitions and Merger for a further discussion.

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements included in this Quarterly Report present the Company’s financial position, results of operations, and cash flows for the periods presented in accordance with GAAP and the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of Prairie LLC, which is considered a variable interest entity for which the Company is the primary beneficiary, as the Company is the sole managing member of Prairie LLC and has the power to direct the activities most significant to Prairie LLC’s economic performance, as well as the obligation to absorb losses and receive benefits that are potentially significant.

The condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited. The condensed consolidated financial statements as of December 31, 2023 were derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10–K/A for the fiscal year ended December 31, 2023.

Certain disclosures have been condensed or omitted from these condensed financial statements; however, management believes the disclosures are adequate to make the information not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related note disclosures included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023.

Liquidity Analysis

During the three and nine months ended September 30, 2024, the Company had a net loss of $11.4 million and $29.0 million, respectively. The Company cannot predict if or when it will be profitable and may continue to incur losses for an indeterminate period of time. Additionally, the Company may be unable to achieve or sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent it from successfully operating and expanding its business. As of September 30, 2024, the Company had cash and cash equivalents of $40.1 million, working capital of $12.1 million, and an accumulated deficit of $107.8 million.

On September 30, 2024, the Company entered into the SEPA (as defined herein), a Subordinated Note (as defined herein), and a Senior Convertible Note (as defined herein). The Company closed the NRO Acquisition on October 1, 2024, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note. The Company expects to use the remainder of the Senior Convertible Note proceeds, the Subordinated Note proceeds, as well as any future proceeds from the SEPA to fund its drilling program and other working capital requirements. Refer to Note 8 – Debt for a discussion of the Senior Convertible Note and Subordinated Note issuances and to Note 12 – Common Stock for a discussion of the issuance of Common Stock and the SEPA.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether the Company can meet its obligations and has adequate liquidity to operate. Significant assumptions used in the Company’s forecasted model of liquidity in the next 12 months include its current cash position and ability to manage spending. Based on an assessment of these factors, management expects that the Company’s cash balance and expected revenues from its existing producing wells will not be sufficient to meet its obligations over the next twelve months. Management plans to obtain additional financing through public or private capital markets, including potentially through reserve-based lending arrangements, and views its plans as probable of being successfully implemented based on the value of its proved developed reserves acquired in the NRO Acquisition, the value of its outstanding Common Stock warrants, and its ability to issue additional Common Stock in public or private transactions, including the SEPA, as discussed above. Based on these plans, substantial doubt about the Company’s ability to continue as a going concern does not exist.

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

These estimates and assumptions include estimates for reserves of credit losses, accruals for potential liabilities, estimates and assumptions made in valuing assets and debt instruments issued in the Merger, the valuation of the Senior Convertible Note, the Subordinated Note, and warrants issued in the third quarter of 2024, discussed further in Note 8 – Debt, and the realization of deferred tax assets.

Segments

The Company currently operates in one industry segment, which is the acquisition and development of crude oil, natural gas, and NGLs. All of the Company’s operations are conducted in the continental United States.

Note 2 – Summary of Significant Accounting Policies

The Company has provided a full discussion of its significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in its Annual Report on Form 10–K/A for the fiscal year ended December 31, 2023. The Company has not changed any of its significant accounting policies during the nine months ended September 30, 2024, however, it did apply the discontinued operations guidance to account for the sale of its cryptocurrency miners in January 2024. Refer to Note 3 – Discontinued Operations for a full discussion of the discontinued operations and the subsequent accounting.

Concentration of Credit Risk

The Company’s financial instruments, which consist of cash and cash equivalents, are potentially subject to concentrations of credit risk. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company does not anticipate incurring any losses related to these credit risks.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their respective tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of September 30, 2024, the Company had a full valuation allowance to offset its net deferred tax assets.

Liabilities at Fair Value

As discussed in Note 8 – Debt and Note 12 – Common Stock, on September 30, 2024, the Company entered into the SEPA and issued the Senior Convertible Note, the Subordinated Note, and the Subordinated Note Warrants. All three of these agreements contain features which must be evaluated for embedded derivatives and bifurcation pursuant to Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”). As such, the Company has elected to account for the SEPA, the Senior Convertible Note, the Subordinated Note, and the Subordinated Note Warrants using the fair value option. Refer to Note 5 – Fair Value Measurements for a full discussion of the fair values of the SEPA, the Senior Convertible Note, the Subordinated Note, and the Subordinated Note Warrants.

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

Basic and diluted earnings (loss) attributable to common stockholders is the same for the three and nine months ended September 30, 2024 and 2023 because the Company has only incurred losses and all potentially dilutive securities are anti–dilutive.

The following table presents the potentially dilutive securities which were not included in the computation of diluted earnings (loss) attributable to common stockholders for the three and nine months ended September 30, 2024 because their inclusion would be anti–dilutive:

Potentially Dilutive Security	Quantity	Stated Value Per Share	Total Value or Stated Value	Assumed Conversion Price	Resulting Common Shares
Merger Options, restricted stock units, and performance stock units (1)	9,050,909	$—	$—	$—	1,050,909
Common stock warrants	228,004,372	—	—	—	9,064,951
Series D Preferred Stock	14,457	1,000	14,456,680	5.00	2,891,336
Senior Convertible Note (2)	—	—	15,750,000	7.79	2,021,823

Total					15,029,018

(1)	Not exercisable or vested as of September 30, 2024. Refer to Note 13 – Common Stock Options and Warrants for a discussion of the Merger Options (defined herein) and Note 14 – Long–Term Incentive Compensation for a discussion of the restricted stock units and performance stock units.
(2)	Reflects the conversion option of the $15.0 million Senior Convertible Note at 105% principal amount, pursuant to the SEPA. Refer to Note 8 – Debt for a discussion of the Senior Convertible Note and Note 12 – Common Stock for a discussion of the SEPA.

The following table presents the potentially dilutive securities which were not included in the computation of diluted earnings (loss) attributable to common stockholders for the three and nine months ended September 30, 2023 because their inclusion would be anti–dilutive:

Potentially Dilutive Security	Quantity	Stated Value Per Share	Total Value or Stated Value	Assumed Conversion Price	Resulting Common Shares
Common stock options and restricted stock units (1)	8,641,176	$—	$—	$—	641,176
Common stock warrants	447,855,367	—	—	—	15,674,938
AR Debentures	—	—	2,000,000	5.00	400,000
Series D Preferred Stock	21,799	1,000	21,799,000	5.00	4,359,850
Series E Preferred Stock	20,000	1,000	20,000,000	5.00	4,000,000

Total					25,075,964

(1)	Not exercisable or vested as of September 30, 2023. Refer to Note 13 – Common Stock Options and Warrants for a discussion of the Merger Options and Note 14 – Long–Term Incentive Compensation for a discussion of the restricted stock units.

Supplemental Disclosures of Cash Flow Information

The following table presents non–cash investing and financing activities and supplemental cash flow disclosures relating to the cash paid for interest and income taxes for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Non–cash investing and financing activities:
Common Stock issued upon conversion of Series D Preferred Stock	$6,170,450	$—
Common Stock issued upon conversion of Series E Preferred Stock	$20,000,000	$—
Capital expenditures included in accrued liabilities	$(4,717,644)	$—
Proceeds from Senior Convertible Note issuance not yet received, net of original issuance discount (1)	$14,250,000	$—
Proceeds from Subordinated Note issuance not yet received – related party(1)	$2,000,000	$—
Common Stock issued for SEPA commitment fee (2)	$600,000	$—
Cryptocurrency mining equipment and deposits acquired in the Merger	$—	$20,760,560
Secured convertible debentures assumed in the Merger	$—	$1,981,000
SBA loan payable acquired assumed in the Merger	$—	$150,000
Membership interests converted into shares of Common Stock	$—	$(606,705)
Common Stock issued at Merger	$—	$9,928,262
Series D Preferred Stock issued at Merger	$—	$3,209,196
Common Stock and warrants issued in Exok option acquisition	$—	$7,289,492
Common Stock issued in satisfaction of share issuance obligation	$—	$2,006,741
Deferred transaction costs capitalized to oil and natural gas properties	$—	$189,031
Deferred transaction costs associated with financing	$—	$519,533
Supplemental disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$57,101

(1)	Proceeds from the issuance of the Senior Convertible Note and the Subordinated Note were not received until October 1, 2024. Therefore, the Company recorded the unreceived proceeds as Financing receivable as of September 30, 2024. Refer to Note 8 – Debt for a discussion of the Senior Convertible Note and the Subordinated Note.
(2)	Pursuant to the SEPA, the Company issued 100,000 shares to Yorkville as a commitment fee. Refer to Note 12 – Common Stock for a discussion of the SEPA.

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

Note 3 – Discontinued Operations

On January 23, 2024, the Company sold all of its cryptocurrency miners (the “Mining Equipment”) for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments (the “Deferred Purchase Price”), to be paid out of (a) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (b) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest, (collectively, the “Crypto Sale”). As of September 30, 2024, the Company presents the Deferred Purchase Price payment as a note receivable on its condensed consolidated balance sheet, $0.5 million of which is classified as current and $0.2 million of which is classified as non–current, based on when the payments are expected. The Company did not have a note receivable balance on its condensed consolidated balance sheet as of December 31, 2023. The Company recognized a loss of $1.1 million related to this disposition on its condensed consolidated statement of operations and statement of cash flows for the nine months ended September 30, 2024.

The Company has presented the related assets and liabilities associated with discontinued operations separately as discontinued operations on its condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The following table presents the major classes of assets included as part of discontinued operations in the Company’s condensed consolidated balance sheets for the periods indicated:

	September 30, 2024	December 31, 2023
Accounts receivable	$—	$322,655
Property and equipment, net	—	3,182,307
Total assets – discontinued operations	$—	$3,504,962

Additionally, the Company has presented the financial results associated with discontinued operations separately as discontinued operations on its condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 and its condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023. The following table presents the major classes of line items constituting the loss from discontinued operations on the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cryptocurrency mining revenue	$—	$457,951	$192,625	$637,269
Cryptocurrency mining costs	—	(209,929)	(55,063)	(303,172)
Depreciation and amortization	—	(425,468)	(102,210)	(558,319)
Impairment of cryptocurrency mining equipment	—	—	—	(16,794,688)
Loss from sale of cryptocurrency mining equipment	—	—	(1,080,097)	—
Loss from discontinued operations before income taxes	—	(177,446)	(1,044,745)	(17,018,910)
Provision for income taxes	—	—	—	—
Net loss from discontinued operations	$—	$(177,446)	$(1,044,745)	$(17,018,910)

Note 4 – Acquisitions and Merger

NRO Acquisition

On January 11, 2024, the Company entered into an asset purchase agreement (the “NRO Agreement”) with Nickel Road Development LLC, Nickel Road Operating, LLC, (“NRO”) and Prairie LLC to acquire certain assets owned by NRO (the “Central Weld Assets”) for total consideration of $94.5 million (the “Purchase Price”), subject to certain closing price adjustments and other customary closing conditions (the “NRO Acquisition”). The Purchase Price consisted of $83.0 million in cash and $11.5 million in deferred cash payments. The Company deposited $9.0 million of the Purchase Price into an escrow account on January 11, 2024 (the “Deposit”).

On August 15, 2024, the Company and NRO agreed to amend certain terms of the NRO Agreement, pursuant to which the total consideration of the NRO Acquisition was reduced to $84.5 million cash, subject to certain closing price adjustments and other customary closing conditions, and the parties agreed to remove the deferred cash payments. Additionally on August 15, 2024, $6.0 million of the Deposit was released to NRO and the remaining $3.0 million was returned to the Company.

On October 1, 2024, the Company closed the NRO Acquisition and paid $49.6 million to the sellers in cash, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note. Refer to Note 8 – Debt for a discussion of the Senior Convertible Note and to Note 12 – Common Stock for a discussion of the issuance of Common Stock.

The NRO Acquisition is expected to be accounted for as an asset acquisition in accordance with ASC Topic 805 - Accounting for Business Combinations. The estimated fair value of the consideration paid by the Company and the allocation of that amount to the underlying assets acquired, on a relative fair value basis, is expected to be recorded on the Company’s books as of October 1, 2024, the closing date of the NRO Acquisition. Additionally, costs directly related to the NRO Acquisition are expected to be capitalized as a component of the Purchase Price.

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

Merger with Creek Road Miners, Inc.

Under the terms of the Merger, the Company issued 2,297,668 shares of Common Stock to the members of Prairie LLC in exchange for all of the membership interests of Prairie LLC. Additionally, and as a condition of the Merger, 4,423 shares of Series D Preferred Stock (as defined herein) were issued to holders of the 12% amended and restated senior secured convertible debentures (collectively, the “AR Debentures”). Refer to Note 8 – Debt for a discussion of the AR Debentures.

The purchase price was calculated based on the fair value of Common Stock that the Company’s stockholders, immediately prior to the Merger, owned after the Merger, and the fair value of the Series D Preferred Stock issued to the holders of the AR Debentures. Since there was no active trading market for the membership interests of Prairie LLC, the fair value of the Company’s Common Stock represented a more reliable measure of the fair value of consideration transferred in the Merger. The Company’s Common Stock was based upon a quoted price in an active market, which is considered a Level 1 fair value input. The fair value of the 4,423 shares of Series D Preferred Stock was determined using a valuation model with unobservable inputs, which are considered Level 3 inputs on the fair value hierarchy.

The following table presents the total purchase price on May 3, 2023, the closing date of the Merger:

Number of shares of Common Stock of the combined company owned by the Company’s stockholders immediately prior to the merger (1)	3,860,898
Multiplied by the fair value per share of Common Stock (2)	$2.57
Fair value of the Company’s pre–Merger Common Stock	9,928,262

Number of shares of Series D Preferred Stock issued to effectuate the Merger	4,423
Multiplied by the fair value per share (3)	$725.57
Fair value of Series D Preferred Stock issued as consideration	3,209,196

Prairie LLC Transaction costs (4)	2,032,696
Purchase price	$15,170,154

(1)	Represents the historical shares of Common Stock outstanding immediately prior to the Closing of the Merger on May 3, 2023.
(2)	Based on the last reported sale price of Common Stock on OTC Capital Markets on May 3, 2023, the closing date of the Merger.
(3)	Fair value calculated as described above on May 3, 2023.
(4)	Prairie LLC transaction costs consist primarily of legal expenses incurred by Prairie LLC. The transaction costs have been reflected as an increase in the purchase price.

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

Note 5 – Fair Value Measurements

Certain of the Company’s assets and liabilities are carried at fair value and measured on either a recurring or nonrecurring basis. Per ASC Topic 820, Fair Value Measurements and Disclosures, fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market–based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2024, the Company had the following liabilities measured at fair value on a recurring basis:

Standby Equity Purchase Agreement. On September 30, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), whereby, subject to certain conditions, the Company has the right, not the obligation, to sell to Yorkville shares up to $40.0 million shares of Common Stock, at any time and in the amount as specified in the Company’s request (“Advance Notice”), during the commitment period commencing on September 30, 2024 (the “SEPA Effective Date”) and terminating on September 30, 2026.

The Company has determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. The Company’s right to sell shares to Yorkville under the SEPA is contingent upon the Company having an effective registration statement, which had not been filed or deemed effective as of September 30, 2024. Therefore, the Company has concluded that the fair value of the SEPA is zero as of September 30, 2024, because Yorkville does not have the right to exercise its put option under the SEPA. Refer to Note 12 – Common Stock for a further discussion of the SEPA.

Senior Convertible Note. Additionally, on September 30, 2024, Yorkville advanced an initial $15.0 million (the “Pre-Paid Advance”) to the Company and the Company issued a convertible promissory note (the “Senior Convertible Note”), with an interest rate of 8.00% and a maturity date of September 30, 2025.

The Company has determined that certain features of the Senior Convertible Note require bifurcation and separate accounting as embedded derivatives. As such, the Company has elected the fair value option to account for the Senior Convertible Note; therefore, in accordance with ASC 815, the Company recorded the Senior Convertible Note at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. Due to the short-term nature of the Senior Convertible Note, the Company has determined that its fair value as of September 30, 2024 is $14.3 million, which is equal to the face value of $15.0 million less the 5% original issuance discount. Since the Senior Convertible Note is not traded on an active market, the inputs are considered Level 2 inputs within the fair value hierarchy. Refer to Note 8 – Debt for a further discussion of the Senior Convertible Note.

Subordinated Promissory Note. On September 30, 2024, the Company entered into a subordinated promissory note (the “Subordinated Note”) with First Idea Ventures LLC and The Hideaway Entertainment LLC (together, the “Noteholders”), in a principal amount of $5.0 million, with a maturity of September 30, 2025. The Subordinated Note has an interest rate of 10.00% and the Noteholders are entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note.

The Company has determined that certain features of the Subordinated Note require bifurcation and separate accounting as embedded derivatives. As such, the Company has elected the fair value option to account for the Subordinated Note; therefore, in accordance with ASC 815, the Company recorded the Subordinated Note at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings.

As of September 30, 2024, the fair value of the Subordinated Note is $5.3 million, which was determined by a third-party using a credit default valuation model. The key inputs in the credit default valuation model were an implied yield of straight debt of 57% and the Moody’s Investor recovery rates upon default of 54.8% for the Senior Convertible Note and 37.5% for the Subordinated Note. These are considered unobservable inputs which are corroborated by market data and are therefore considered Level 2 inputs within the fair value hierarchy. Refer to Note 8 – Debt for a further discussion of the Subordinated Note.

Subordinated Note Warrants. As discussed in Note 8 – Debt below, pursuant to the terms of the Subordinated Note, the Company issued to the Noteholders warrants (the “Subordinated Note Warrants”) to purchase up to 1,141,552 shares of Common Stock, vesting in tranches based on the date of repayment of the Subordinated Note.

The Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). In accordance with ASC 815, the Company recorded the Subordinated Note Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of September 30, 2024, the fair value of the Subordinated Note Warrants is $2.8 million, which was determined by a third-party using a Monte Carlo simulation model. The Monte Carlo simulation model considered a beginning stock price of $8.76, risk-free rate of 3.52%, and a weighted average equity volatility rate of 69.0%. These significant inputs are based on sensitive unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy. Refer to Note 13 – Common Stock Options and Warrants for a further discussion of the Subordinated Note Warrants.

As of September 30, 2023, the Company had the following liabilities measured at fair value on a recurring basis:

AR Debentures. Through September 2023, the fair value of the Company’s AR Debentures (discussed further in Note 8 – Debt) was based on a widely accepted valuation methodology that utilizes (i) the Company’s Common Stock price, (ii) value of the debt component, and (iii) the value of the equity component. The key unobservable inputs in the valuation model are the volatility that is appropriate to use in the Company stock price and the yield that is appropriate for the Company. These inputs could change significantly and result in significantly higher or lower fair values at different measurement dates; therefore, they are considered Level 3 inputs within the fair value hierarchy. The AR Debentures were converted in October 2023; therefore, the Company stopped remeasuring the change in fair value at that time. The fair value at conversion was determined using the Company’s Common Stock price.

As of September 30, 2023, the fair value of the AR Debentures was $4.9 million, compared to $2.9 million at the date of the Merger. The Company recognized the $2.1 million and $2.9 million changes in fair value as Loss on adjustment to fair value – AR Debentures on its condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively, and condensed consolidated statement of cash flows for the nine months ended September 30, 2023. Refer to Note 8 – Debt for a further discussion of the AR Debentures.

Common Stock Obligation Shares. As discussed in Note 12 – Common Stock, as a result of the Merger and related transactions, the Company had the obligation to issue 205,970 shares of Common Stock (the “Obligation Shares”). The fair value of the Obligation Shares was based on the quoted price of the Company’s Common Stock and, as such, was considered a Level 1 input within the fair value hierarchy. The underlying shares were fully issued on September 7, 2023, therefore, the Company stopped remeasuring the change in the fair value of the obligation at that time.

On September 7, 2023, the date that the underlying shares were fully issued, the fair value of the Obligation Shares was $1.5 million. The Company recognized the $0.8 million and $1.5 million change in fair value as Loss on adjustment to fair value – Obligation Shares on its condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively, and condensed consolidated statement of cash flows for the nine months ended September 30, 2023. Refer to Note 12 – Common Stock for a further discussion of the Obligation Shares.

Warrant Liabilities. In September 2023, pursuant to ASC 815, the Company adopted a sequencing policy to determine how to allocate authorized and unissued shares among commitments to deliver shares. The sequence was based upon reclassifying securities with the latest maturity date first. Refer to Note 12 – Common Stock for a discussion of the share sequencing. This sequencing and the lack of sufficient authorized shares required the Company to reclassify a portion of the Series D A Warrants and all of the Series E A Warrants and Exok Warrants to liabilities at their fair value of $25.9 million during the three months ended September 30, 2023. Upon the effectiveness of the reverse stock split in October 2023, the Company had sufficient authorized shares for all of its securities and reclassified the warrant liabilities into permanent equity effective in October 2023.

As of September 30, 2023, the fair value of these liabilities was $50.9 million. The Company recognized the $24.9 million change in fair value as Loss on adjustment to fair value – Warrant Liabilities on its condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and on its condensed consolidated statement of cash flows for the nine months ended September 30, 2023. Refer to Note 12 – Common Stock and Note 13 – Common Stock Options and Warrants for a further discussion of the warrant liabilities.

The Company did not have any assets or liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

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

Note 6 – Property and Equipment, net

The Company’s property and equipment, net consisted of the following for the periods presented:

	September 30, 2024	December 31, 2023
Oil and natural gas properties:
Proved properties	$—	$—
Unproved properties	42,061,414	28,705,404
Total oil and natural gas properties	42,061,414	28,705,404
Less: Accumulated depreciation, depletion, and amortization	—	—
Oil and natural gas properties, net	42,061,414	28,705,404
Other property and equipment	93,849	—
Less: Accumulated depreciation, depletion, and amortization	(711)	—
Other property and equipment, net	93,138	—
Total property and equipment, net (1)	$42,154,552	$28,705,404

(1)	The Company’s property and equipment balance as of September 30, 2024 does not include the assets acquired in the NRO Acquisition, as the acquisition did not close until October 1, 2024. Refer to Note 2 – Acquisitions and Merger for a discussion of the NRO Acquisition.

Note 7 – Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following for the periods presented:

	September 30, 2024	December 31, 2023
Accounts payable	$9,221,754	$2,295,575
Accrued legal and accounting fees (1)	7,399,125	200,641
Incentive compensation	5,031,471	1,925,191
Other	893,115	953,087
Accounts payable and accrued expenses	$22,545,465	$5,374,494

(1)	As discussed in Note 2 – Acquisitions and Merger and Note 8 – Debt, the Company closed the NRO Acquisition on October 1, 2024 and funded a portion of the transaction through the issuance of equity and debt securities. The increase in accounts payable and accrued legal and accounting fees from December 31, 2023 is driven by the cumulative costs incurred relating to these transactions.

Note 8 – Debt

The Company’s debt balances consisted of the following for the periods indicated:

	September 30, 2024	December 31, 2023
Senior convertible note	$15,000,000	$—
Less: unamortized issuance discount	(750,000)	—
Senior convertible note, net	$14,250,000	$—

Subordinated promissory note – related party	$5,000,000	$—
Fair value adjustment	281,414	—
Subordinated promissory note – related party, at fair value	$5,281,414	$—

Senior Convertible Note

On September 30, 2024, Yorkville advanced the Pre-Paid Advance of $15.0 million to the Company and the Company issued the Senior Convertible Note, with an interest rate of 8.00% and a maturity date of September 30, 2025. The Company’s obligations with respect to the Pre-Paid Advance and under the Senior Convertible Note are guaranteed by Prairie LLC, a subsidiary of the Company, and Prairie Operating Holding Co., LLC (“Prairie Holdco”), a subsidiary of the Company, pursuant to a global guaranty agreement entered into by Prairie LLC and Prairie Holdco in favor of Yorkville on September 30, 2024. Yorkville may convert the Pre-Paid Advance into shares of Common Stock at any time at the Conversion Price (as defined in the SEPA). The Company may, at any time, redeem all or a portion or the amounts outstanding under the Senior Convertible Note at 105% of the principal amount thereof, plus accrued and unpaid interest.

The Company did not receive the proceeds from the Senior Convertible Note until October 1, 2024; therefore, it has recorded a $14.3 million short-term financing receivable related to the Senior Convertible Note as of September 30, 2024.

The Company has determined that certain features of the Senior Convertible Note require bifurcation and separate accounting as embedded derivatives. As such, the Company has elected the fair value option to account for the Senior Convertible Note; therefore, in accordance with ASC 815, the Company recorded the Senior Convertible Note at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. Due to the short-term nature of the Senior Convertible Note, the Company has determined that its fair value as of September 30, 2024 is $14.3 million, which is equal to the face value of $15.0 million less the 5% original issuance discount. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Senior Convertible Note.

Subordinated Promissory Note

On September 30, 2024 (the “Subordinated Note Effective Date”), the Company entered into the Subordinated Note with the Noteholders, as defined above, in a principal amount of $5.0 million, with a maturity of September 30, 2025. Refer to Note 15 – Related Party Transactions for a further discussion about the Subordinated Note and the Noteholders. The Subordinated Note has an interest rate of 10.00% and the Noteholders are entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. The Subordinated Note is guaranteed by Prairie LLC pursuant to a global guaranty agreement entered into by Prairie LLC in favor of the Noteholders on the Subordinated Note Effective Date. The Subordinated Note is subordinated to the prior payment in full in cash to the Senior Convertible Note and any future senior secured revolving credit facility of the Company entered into after the Subordinated Note Effective Date.

The Company did not receive a portion of the proceeds from the Subordinated Note until October 1, 2024; therefore, it has recorded a $2.0 million short-term financing receivable related to the Subordinated Note as of September 30, 2024.

Pursuant to the terms of the Subordinated Note, the Company issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, vesting in tranches based on the date of repayment of the Subordinated Note. Refer to Note 13 – Common Stock Options and Warrants below for a further discussion of the Subordinated Note Warrants.

Pursuant to the Subordinated Note, the Company entered into a registration rights agreement (the “SPA Registration Rights Agreement”) with the Noteholders pursuant to which the Company agreed to file a registration statement registering the resale of the Common Stock underlying the Subordinated Note Warrants.

The Company has determined that certain features of the Subordinated Note require bifurcation and separate accounting as embedded derivatives. As such, the Company has elected the fair value option to account for the Subordinated Note; therefore, in accordance with ASC 815, the Company has recorded the Subordinated Note at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of September 30, 2024, the fair value of the Subordinated Note is $5.3 million. Additionally, the Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, the Company has recorded the Subordinated Note Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of September 30, 2024, the fair value of the Subordinated Note Warrants is $2.8 million and was determined using a Monte Carlo simulation model. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Subordinated Note and the Subordinated Note Warrants. The total fair value of the Subordinated Note and the Subordinated Note Warrants exceeded the proceeds of $5.0 million, as a result, the Company has recognized a loss on debt issuance of $3.0 million on its condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

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

The Company determined that the AR Debentures contained certain features which required bifurcation and separate accounting as embedded derivatives. As such, the Company elected to initially and subsequently measure the AR Debentures in their entirety at fair value with changes in fair value recognized in earnings in accordance with ASC 815. As of September 30, 2023, the fair value of the AR Debentures increased to $4.9 million compared to $2.9 million at the date of the Merger. The Company recognized the $2.1 million and $2.9 million changes in fair value as Loss on adjustment to fair value – AR Debentures on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2023. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the AR Debentures.

The AR Debentures were fully converted in October 2023.

Small Business Administration Loan

Upon the Merger, the Company assumed a loan agreement with the Small Business Administration (“SBA”). The loan accrued interest at a rate of 3.75% and was scheduled to mature in September 2050. The Company elected to fully repay the SBA loan and the accrued interest in September 2023, which is presented as part of financing cash outflows on the condensed consolidated statement of cash flows for the nine months ended September 30, 2023.

Note 9 – Leases

The Company determines if a contract contains a lease at its inception or as a result of an acquisition and makes certain assumptions and judgments when determining its right–of–use assets and lease liabilities. When determining whether a contract contains a lease, the Company considers whether there is an identified asset that is physically distinct, whether the supplier has substantive substitution rights, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset, and whether it has the right to control the asset. Certain lease agreements could include options to renew the lease, terminate the lease early, or purchase the underlying asset(s). The Company determines the lease term at the lease commencement date as the non–cancelable period of the lease, including any options to extend or terminate the lease when such an option is reasonably certain to be exercised. The Company recognizes variable lease payments in the period they are incurred. Certain leases contain both lease and non–lease components, which the Company has chosen to account for separately. As of September 30, 2024 and December 31, 2023, all of the Company’s leases are operating leases.

The Company capitalizes its operating right–of–use assets and corresponding lease liabilities separately on its consolidated balance sheets, using the present value of the remaining lease payments over the determined lease term applying the implicit rate of the lease.

The following table presents the components of the Company’s operating leases on its consolidated balance sheets for the periods presented:

	September 30, 2024	December 31, 2023
Operating Leases
Office space	$895,623	$—
Vehicles	168,036	155,253
Total right–of–use asset	$1,063,659	$155,253

Office space	$898,736	$—
Vehicles	154,092	135,706
Total lease liability	$1,052,827	$135,706

The Company’s weighted–average remaining lease terms and discount rates as of September 30, 2024 are as follows:

Operating Leases
Weighted–average lease term (years)	4.4
Weighted–average discount rate	10.2%

The Company has several operating leases for office spaces and vehicles used in its daily operations, under non–cancelable operating leases expiring through 2030. The Company recognizes lease expense for these leases on a straight–line basis.

The following table presents the components of the Company’s lease costs during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$50,654	$—	$140,579	$—
Short–term lease cost (1)	—	—	25,200	—
Variable lease cost (2)	3,196		9,588
Total lease cost	$53,850	$—	$175,367	$—

(1)	One of the Company’s office space operating leases, which expired in September 2024, had an initial lease term of less than 12 months and was considered a short-term lease. The Company does not capitalize short–term leases, instead the costs are expensed as they are incurred.
(2)	Variable lease costs include operating costs, such as parking and property taxes, associated with the Company’s office leases. The Company expenses variable lease costs as they are incurred.

As of September 30, 2024, the Company’s future lease commitments by year consisted of the following:

Operating Leases
October 1, 2024 through September 30, 2025	$247,493
October 1, 2025 through September 30, 2026	327,011
October 1, 2026 through September 30, 2027	235,919
October 1, 2027 through September 30, 2028	219,725
October 1, 2028 through September 30, 2029	224,400
Thereafter	114,537
Total lease payments	1,369,085
Less: imputed interest	(316,258)
Total lease liability	$1,052,827

The Company’s supplemental cash flow disclosures related to operating leases are presented below for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$131,650	$—
Right–of–use assets obtained in exchange for operating liabilities	$1,019,744	$—

Note 10 – Commitments and Contingencies

The Company is subject to various litigation, claims and proceedings, which arise in the ordinary course of business. The Company recognizes a liability for such loss contingencies when it believes it is probable that a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The outcomes of any such currently pending matters are not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

Each share of Series D Preferred Stock is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of such share of $1,000 by $5.00, subject to adjustment by certain events as defined in the Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock. If the average price of the Company’s Common Stock, as defined and calculated, for any 22 trading days during a 30 consecutive trading day period exceeds $8.50, subject to adjustment, the Company can require conversion of the Series D Preferred Stock into Common Stock subject to certain conditions including stock trading volumes and existence of an effective registration statement for such converted shares.

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

During the three and nine months ended September 30, 2024, there were conversions of 2,050 and 6,170 shares of Series D Preferred Stock, respectively, into 410,000 and 1,234,090 shares of Common Stock, respectively. As of September 30, 2024 and December 31, 2023, there were 14,457 and 20,627 shares, respectively, of Series D Preferred Stock outstanding.

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

Each share of Series E Preferred Stock is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of such share of $1,000 by $5.00, subject to adjustment by certain events as defined in the Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock (the “Series E Certificate”). If the average price of the Company’s Common Stock, as defined and calculated, for any 22 trading days during a 30 consecutive trading day period exceeds $8.50, subject to adjustment, the Company can require conversion of the Series E Preferred Stock into Common Stock subject to certain conditions including stock trading volumes and existence of an effective registration statement for the resale of such converted shares.

The Company received an aggregate of $20.0 million in proceeds from Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (the “O’Neill Trust” or the “Series E PIPE Investor”). The Series E PIPE Investor was issued 20,000 shares of Series E Preferred Stock along with 39,615 shares of the Company’s Common Stock, and Series A warrants (“Series E A Warrants”) to purchase 4,000,000 shares of the Company’s Common Stock and Series B warrants (“Series E B Warrants” and together with the Series E A Warrants, the “Series E PIPE Warrants”) to purchase 4,000,000 shares of Common Stock (collectively, the “Series E PIPE”). Refer to Note 13 – Common Stock Options and Warrants for a further description of the Series E PIPE Warrants.

The Company’s obligations under the Series E Preferred Stock and the Series E PIPE Warrants were secured by a lien on the assets acquired in the Exok Option Purchase as described under the Deed of Trust, Mortgage, Assignment of As–Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated August 15, 2023 (“Deed of Trust”). On August 15, 2024, the lien on the assets acquired in the Exok Option Purchase under the Deed of Trust was released in accordance with the terms and procedures set forth therein pursuant to the Consent and Agreement (defined herein). Refer to Note 15 – Related Party Transactions for a further discussion of the Consent and Agreement with the O’Neill Trust.

During the quarter ended September 30, 2024, in connection with the Consent and Agreement, all of the Series E Preferred Stock shares outstanding were converted, into 4,000,000 shares of Common Stock. As of September 30, 2024 and December 31, 2023, there were zero and 20,000 shares, respectively, of Series E Preferred Stock outstanding.

Note 12 – Common Stock

The Company has 500,000,000 authorized shares of Common Stock with a par value of $0.01 per share. The holders of the Company’s Common Stock are entitled to one vote per share and the Company’s Second Amended and Restated Certificate of Incorporation does not provide for cumulative voting. The Company’s common stockholders are entitled to receive ratably such dividends, if any, as may be declared by the Company’s Board of Directors (the “Board”) out of legally available funds. However, the current policy of the Board is to retain earnings, if any, for the Company’s operations and expansion. Upon liquidation, dissolution or winding–up, the holders of the Company’s Common Stock are entitled to share ratably in all of its assets which are legally available for distribution, after payment of or provision for all liabilities. The Company’s common stockholders have no preemptive, subscription, redemption, or conversion rights. The rights, preferences and privileges of the Company’s common stockholders are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue.

In conjunction with the Closing of the Merger, the Company issued (i) 2,297,669 shares of Common Stock to the former members of Prairie LLC in exchange for their membership interests in Prairie LLC and (ii) 3,860,898 shares of Common Stock were deemed issued to former stockholders of Creek Road Miners, Inc. As a result of the Merger and related transactions, the Company had the obligation to issue 205,970 shares of Common Stock. As of September 7, 2023, the date that the underlying shares were fully issued, the fair value of the Obligation Shares was $1.5 million, which represented an increase of $0.8 million from the date of the Merger. The Company recognized the $0.8 million and $1.5 million change in fair value as Loss on adjustment to fair value – Obligation Shares on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, respectively. The Company stopped recording the change in the fair value of the obligation when the underlying shares were fully issued on September 7, 2023. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Obligation Shares.

On September 30, 2024, the Company entered into a securities purchase agreement to sell 1,827,040 shares of Common Stock (the “Acquired Shares”) to an investor for $8.21 per share. Concurrent with the issuance of the Common Stock, the Company entered into the SPA Registration Rights Agreement with the investor pursuant to which the Company agreed to file a registration statement registering the resale of the Acquired Shares.

Standby Equity Purchase Agreement

On September 30, 2024, the Company entered into the SEPA with Yorkville, whereby, subject to certain conditions, the Company has the right, not the obligation, to sell to Yorkville up to $40.0 million shares of Common Stock, at any time and in an the amount as specified in the applicable Advance Notice, during the commitment period commencing on the SEPA Effective Date and terminating on September 30, 2026. Each issuance and sale by the Company under the SEPA (an “Advance”) is subject to a maximum limit equal to 100% of the aggregate volume traded of the Company’s Common Stock on the Nasdaq Stock Market during the five trading days immediately prior to the date of the Advance Notice. The shares will be issued and sold to Yorkville at a per share price equal to 97% of the lowest daily volume weighted average price of Common Stock for three consecutive trading days commencing on the trading day immediately following the Yorkville’s receipt of an Advance Notice. On September 30, 2024, pursuant to the SEPA, the Company paid Yorkville a structuring fee of $25,000 and a commitment fee of 100,000 shares of Common Stock (the “Commitment Fee”).

Any purchases under an Advance will be subject to certain limitations, including that Yorkville cannot acquire (i) any shares that would result in the Yorkville, including its affiliates, beneficially owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance or (ii) more than 19.99% of the Company’s issued and outstanding Common Stock as of the SEPA Effective Date (the “Exchange Cap”), subject to limited exceptions.

Pursuant to the SEPA, the Company may issue up to a total of 4,198,343 shares of Common Stock within the Exchange Cap through Advances under the SEPA, upon conversion of the Senior Convertible Note or through any other issuances of Common Stock thereunder. In connection with the SEPA, the Company entered into a registration rights agreement (the “SEPA Registration Rights Agreement”) with Yorkville pursuant to which the Company agreed to file a registration statement registering the resale of the Common Stock shares underlying the SEPA, the Pre- Paid Advance, and the Commitment Fee.

The Company has determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. Additionally, the Commitment Fees and any issuance costs associated with the SEPA have been expensed to general and administrative expenses.

The Company’s right to sell shares to Yorkville under the SEPA is contingent upon the Company having an effective registration statement, which had not been filed or deemed effective as of September 30, 2024. Therefore, the Company has concluded that the fair value of the SEPA is zero as of September 30, 2024, because Yorkville does not have the right to exercise its put option under the SEPA.

2023 Share Sequencing and Reclassifications

As of September 30, 2023, the Company had 500,000,000 common shares authorized and 7,074,742 common shares issued and outstanding as adjusted for the reverse stock split, as discussed in Note 1 – Organization, Description of Business, and Basis of Presentation. On September 30, 2023, and without consideration of the reverse stock split, there were insufficient authorized and unissued shares for the Company to satisfy all of its commitments to deliver shares. The Company adopted a sequencing policy to determine how to allocate authorized and unissued shares among commitments to deliver shares pursuant to ASC 815-40. The sequence is based upon reclassifying securities with the latest maturity date first.

The Company’s sequencing policy resulted in the allocation of authorized and unissued shares in the following order at September 30, 2023 (i) AR Debentures, (ii) Legacy Warrants (as defined herein) (March 2024 expiration), (iii) Series D B Warrants, (iv) restricted stock units issued to directors and an advisor (refer to Note 14 – Long–Term Incentive Compensation), (v) Series E B Warrants, (vi) restricted stock units issued to employees (refer to Note 14 – Long–Term Incentive Compensation) and Legacy Warrants (September 2024 – January 2027 expiration) (vii) Series D A Warrants, (viii) Series E A Warrants, (ix) Exok Warrants, (x) Series D Preferred Stock, (xi) Series E Preferred Stock and (xii) Merger Options. This sequencing and the lack of sufficient authorized shares required the Company to reclassify a portion of the Series D A Warrants and all of the Series E A Warrants and Exok Warrants to liabilities at fair value during the three months ended September 30, 2023. These liabilities were remeasured to fair value at September 30, 2023 with the change in fair value reflected in the statement of operations. Refer to Note 5 – Fair Value Measurements for a discussion of the warrant liabilities fair value.

Additionally, and due to the lack of sufficient authorized shares, the Company’s Series D Preferred Stock and Series E Preferred Stock were reclassified to mezzanine equity at their maximum redemption value during the three months ended September 30, 2023. Upon the effectiveness of the reverse stock split in October 2023 (refer to Note 1 – Organization, Description of Business, and Basis of Presentation), the Company had sufficient authorized shares of Common Stock issuable upon the conversion or exercise of all of its issued and outstanding securities and therefore, reclassified the warrant liabilities and mezzanine equity into permanent equity effective in October 2023.

Note 13 – Common Stock Options and Warrants

Merger Options

On August 31, 2022, Prairie LLC entered into agreements with its members whereby each member was provided non–compensatory options to purchase a 40% membership interest in the Company for an aggregate exercise price of $1,000,000 per member. The non–compensatory options were sold to the members for $80,000 per option holder. The non–compensatory options only become exercisable in 25% increments upon the achievement of the following production milestones in barrels of oil equivalent per day (“Boe/d”): 2,500 Boe/d, 5,000 Boe/d, 7,500 Boe/d, and 10,000 Boe/d.

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

On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital, and Georgina Asset Management entered into a non–compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of the sellers agreed to sell to Georgina Asset Management, the Merger Options to acquire an aggregate of 200,000 shares of Common Stock, for an exercise price of $0.25 per share for an aggregate purchase price of $2,000.

On September 30, 2024, the Company, BOKA, Rose Hill Holdings Limited (“Rose Hill”), Anchorman Holdings Inc. (“Anchorman”), and Blackstem Forest, LLC (“Blackstem” and, together with Rose Hill and Anchorman, the “Option Purchasers”) entered into a non-compensatory option purchase agreement, pursuant to which each of the Option Purchasers agreed to purchase, and BOKA agreed to sell to the Option Purchasers, Merger Options to acquire an aggregate of 800,000 shares of Common Stock, for an exercise price of $0.25 per share. The Company did not receive any proceeds from the transfer of the Merger Options and the terms of the Option Agreements were not amended, modified, or changed in any way in connection with the transfers.

None of the Merger Options were exercisable as of September 30, 2024 or December 31, 2023.

Legacy Warrants

Upon the Merger, the Company assumed warrants to purchase 53,938 shares of the Company’s Common Stock with a weighted average exercise price of $49.71 per share (the “Legacy Warrants”). As of September 30, 2024 and December 31, 2023, Legacy Warrants providing the right to purchase 43,438 and 53,938 shares of Common Stock, respectively, were outstanding with a weighted average remaining contractual life of 1.9 and 2.2 years, respectively.

Series D PIPE Warrants

The Series D PIPE Warrants, upon issuance, provided the warrant holders with the right to purchase an aggregate of 6,950,500 shares of Common Stock at an exercise price of $6.00 per share. The Series D A Warrants expire on May 3, 2028 and the Series D B Warrants expired on May 3, 2024. All such warrants must be exercised for cash.

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

During the three and nine months ended September 30, 2024, Series D A Warrants to purchase 10,000 and 179,489 shares, respectively, of Common Stock were exercised for total proceeds to the Company of $0.1 million and $1.1 million, respectively. During the six months ended June 30, 2024, the remainder of the Series D B Warrants to purchase 1,400,250 shares of Common Stock were exercised for total proceeds to the Company of $8.4 million.

As of September 30, 2024 and December 31, 2023, Series D A Warrants providing the right to purchase 3,215,761 and 3,405,250 shares of Common Stock, respectively, were outstanding with a remaining contractual life of 3.6 and 4.3 years, respectively. As of September 30, 2024, all of the Series D B Warrants have been exercised and as of December 31, 2023, Series D B Warrants providing the right to purchase 1,400,250 shares of Common Stock were outstanding with a remaining contractual life of 0.3 years.

Series E PIPE Warrants

The Series E PIPE Warrants provide the warrant holders with the right to purchase 8,000,000 shares of Common Stock at an exercise price of $6.00 per share. The Series E A Warrants expire on August 15, 2028 and the Series E B Warrants expired on August 15, 2024. All such warrants must be exercised for cash.

During the three months ended September 30, 2024, all of the Series E B Warrants were exercised, resulting in the issuance of 4,000,000 shares of Common Stock, for total proceeds to the Company of $24.0 million. As of September 30, 2024 and December 31, 2023, Series E A Warrants providing the right to purchase 4,000,000 shares of Common Stock with a remaining contractual life of 3.9 and 4.6 years, respectively, were outstanding. As of September 30, 2024, all of the Series E B Warrants have been exercised and as of December 31, 2023, Series E B Warrants providing the right to purchase 4,000,000 shares of Common Stock with a remaining contractual life of 0.6 years were outstanding.

Exok Warrants

As discussed in Note 4 – Acquisitions and Merger, the Company issued warrants in connection with the Exok Transaction completed in August 2023. The Exok Warrants provide the warrant holders with the right to purchase 670,499 shares of Common Stock at an exercise price of $7.43 per share. The Exok Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. On September 30, 2024 and December 31, 2023, Exok Warrants providing the right to purchase 670,499 shares of Common Stock with a remaining contractual life of 3.9 and 4.6 years, respectively, were outstanding.

Subordinated Note Warrants

As discussed in Note 8 – Debt above, pursuant to the terms of the Subordinated Note, the Company issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders. The Subordinated Note Warrants vest in equal tranches, beginning on September 30, 2024, every 3 months until the Subordinated Note is repaid. Upon vesting, the Subordinated Note Warrants will be exercisable at any time until September 30, 2029, at an exercise price of $8.89, subject to adjustments as provided under the terms of the Subordinated Note Warrants.

The Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Subordinated Note Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of September 30, 2024, the fair value of the Subordinated Note Warrants is $2.8 million. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Subordinated Note Warrants.

On September 30, 2024, in connection with the Subordinated Note, the Company entered into the SPA Registration Rights Agreement with the Noteholders pursuant to which the Company agreed to file a registration statement registering the resale of the Common Stock underlying the Subordinated Note Warrants.

As of September 30, 2024, Subordinated Note Warrants providing the right to purchase 285,389 shares of Common Stock with a remaining contractual life of 5.0 year had vested and were outstanding.

Note 14 – Long–Term Incentive Compensation

Incentive Award Plan

The Company’s long–term incentive plan for employees, directors, consultants, and other service providers (as amended and restated effective as of September 5, 2024, and as may be further amended from time to time, the “LTIP”) provides for the grant of all or any of the following types of equity–based awards: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSUs”), which may also include performance stock awards (“PSUs”); (vi) stock awards; (viii) dividend equivalents; (ix) other stock–based awards; (x) cash awards; and (xi) substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 7,500,000 shares of the Company’s Common Stock are reserved for issuance pursuant to awards under the LTIP.

Stock–Based Compensation

The Company’s stock–based compensation awards are classified as either equity awards or liability awards in accordance with GAAP. The fair value of an equity–classified award is determined at the grant date and is amortized to general and administrative expense on a graded attribution basis over the vesting period of the award. The Company accounts for forfeitures of stock–based compensation awards as they occur. There were no forfeitures during the nine months ended September 30, 2024 and 2023. The fair value of a liability–classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability–classified awards are recorded to general and administrative expense over the vesting period of the award.

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

Equity–Classified Restricted Stock Units

The Company has granted RSUs to employees which primarily vest ratably over a three-year period, subject to the employees continued service through each applicable vesting date. The Company has also granted RSUs to directors and advisors which primarily vest one year following the grant date, subject to the director’s or advisor’s continued service through the vesting date. The fair values of these RSU awards are based on the price of the Company’s Common Stock as of each relevant grant date.

The following table presents the Company’s equity–classified RSU activity for the nine months ended September 30, 2024:

	Number of RSUs	Weighted Average Fair Value
Unvested units as of December 31, 2023	528,545	$14.58
Granted	506,703	$12.80
Vested	(324,704)	$14.57
Unvested units as of September 30, 2024	710,543	$13.47

During the three and nine months ended September 30, 2024, the Company recognized stock–based compensation costs of $1.7 million and $5.0 million, respectively, related to its equity–classified RSUs. During each of the three and nine months ended September 30, 2023, the Company recognized stock–based compensation costs of $0.9 million related to its equity–classified RSUs. The Company did not recognize any stock–based compensation costs for its equity–classified RSUs prior to the nine months ended September 30, 2023 because there were no RSUs granted until August 2023.

As of September 30, 2024, there was $6.3 million of total unrecognized compensation cost related to the Company’s unvested equity–classified RSUs, which is expected to be recognized over a weighted–average period of 1.1 years.

Equity–Classified Performance Stock Units

In September 2024, the Company granted PSUs to certain of its employees. The PSUs vest and become earned upon the achievement of certain performance goals based on the Company’s relative total shareholder return as compared to the performance peer group during the performance period, in each case, at the end of a three-year performance period, and generally subject to the employees continued service throughout the performance period. Per the PSU agreements, these awards can be settled in either stock or cash, as determined by the Compensation Committee of the Board (the “Committee”); however, unless the Committee determines otherwise, these PSUs will be settled in stock; therefore, the Company classified these PSUs as equity awards. The number of shares of Common Stock that a holder of the PSUs earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted, as determined by the Company’s total shareholder return relative to a group of peers over the performance period, which represents a market condition per ASC Topic 718, Compensation—Stock Compensation. The fair value of these PSUs awards is determined by a third party using a Monte Carlo simulation model as of the grant date.

The following table presents the Company’s equity–classified PSU activity for the nine months ended September 30, 2024:

	Number of PSUs	Weighted Average Fair Value
Unvested units as of December 31, 2023	—	$—
Granted	313,440	$23.10
Vested	—	$—
Unvested units as of September 30, 2024	313,440	$23.10

During the three and nine months ended September 30, 2024, the Company recognized stock–based compensation costs of $0.7 million and $0.9 million, respectively, related to its equity–classified PSUs The Company did not recognize any stock–based compensation costs for its equity–classified PSUs during the three and nine months ended September 30, 2023 because there were no PSUs granted until June 2024.

As of September 30, 2024, there was $6.3 million of total unrecognized compensation cost related to the Company’s unvested equity–classified PSUs, which is expected to be recognized over a weighted–average period of 2.3 years.

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

The following table presents the Company’s liability–classified RSU activity for the nine months ended September 30, 2024:

	Number of RSUs	Weighted Average Fair Value
Unvested units as of December 31, 2023	19,030	$14.71
Granted	24,366	$12.80
Vested	(16,470)	$13.57
Unvested units as of September 30, 2024	26,926	$13.07

During the three and nine months ended September 30, 2024, the Company recognized stock–based compensation costs of $0.1 million and $0.2 million, respectively, related to its liability–classified RSUs. During each of the three and nine months ended September 30, 2023, the Company recognized stock–based compensation costs of less than $0.1 million related to its liability–classified RSUs. The Company did not recognize any stock–based compensation costs for its liability–classified RSUs prior to the nine months ended September 30, 2023 because there were no RSUs granted until August 2023.

As of September 30, 2024, there was $0.2 million of total unrecognized compensation cost related to liability–classified RSUs, which is expected to be recognized over a weighted–average period of 0.6 years. The amount of unrecognized compensation cost for liability–classified awards will fluctuate over time as they are marked to market.

Note 15 – Related Party Transactions

AR Debentures. As described in Note 8 – Debt, in connection with the Closing of the merger, the Company entered into the AR Debentures with Bristol Investment, which is managed by Paul L. Kessler, and Barlock, which is controlled by Scott D. Kaufman who is a former President, Chief Executive Officer, and Director of the Company. In October 2023, conversion notices were received from holders of the AR Debentures and the Company issued 400,666 shares of Common Stock to affect the conversion. This represented the full conversion of the AR Debentures, together with the accrued interest due to one of the holders.

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

On September 30, 2024, the Company, BOKA, Rose Hill, Anchorman, and Blackstem entered into a non-compensatory option purchase agreement, pursuant to which each of the Option Purchasers agreed to purchase, and BOKA agreed to sell to the Option Purchasers, Merger Options to acquire an aggregate of 800,000 shares of Common Stock, for an exercise price of $0.25 per share. The Company did not receive any proceeds from the transfer of the Merger Options and the terms of the Option Agreements were not amended or modified in any way in connection with the transfers.

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

The Company entered into registration rights agreements with each of the Series D PIPE Investors whereby the Company is required to pay liquidated damages if the resale of the underlying shares of Common Stock is not registered by the Securities and Exchange Commission by August 31, 2023. The resale registration statement with respect to such shares was declared effective in December 2023, as such, the Company recognized an expense of $173,763 for the liquidated damages during the three and nine months ended September 30, 2023. There were no such damages incurred or paid in the three and nine months ended September 30, 2024.

Series E PIPE. As described in Note 11 – Preferred Stock, to fund the Exok Option Purchase, the Company entered into a securities purchase agreement with the Series E PIPE Investor, the O’Neill Trust, on August 15, 2023, pursuant to which the Series E PIPE Investor agreed to purchase, and the Company agreed to sell to the Series E PIPE Investor, for an aggregate of $20.0 million, securities consisting of (i) 39,614 shares of Common Stock, (ii) 20,000 shares of Series E Preferred Stock, and (iii) Series E PIPE Warrants to purchase 8,000,000 shares of Common Stock, each at a price of $6.00 per share, in a private placement. Refer to Note 11 – Preferred Stock and Note 13 – Common Stock Options and Warrants for a full discussion of the Series E PIPE.

Consent and Agreement. On August 15, 2024, the Company entered into a Consent and Agreement (the “Consent and Agreement”) with the O’Neill Trust, pursuant to which the O’Neill Trust (a) consented to, and waived any and all negative covenants with respect to, any and all transactions the Company may consummate in connection with the funding of the NRO Acquisition and its ongoing operations; (b) released its mortgage on certain property of the Company, which was established in favor of the O’Neill Trust securing the Company’s obligations under the Series E Certificate; and (c) agreed to (i) amend Section 6(d) of the Series E Certificate to increase the Beneficial Ownership Limitation Ceiling from 9.99% to 49.9%, (ii) increase the Beneficial Ownership Limitation from 9.99% to 49.9% and (iii) amend Section 2(e) of each of the O’Neill Trust’s Series D A Warrant and Series E A Warrant and Section 2(d) of the O’Neill Trust’s Series E B Warrant to increase the Beneficial Ownership Limitation Ceiling from 25% to 49.9%.

In connection with the increase to the Beneficial Ownership Limitation Ceiling, the O’Neill Trust agreed pursuant to the Consent and Agreement that (i) until its remaining Series D Preferred Stock, Series D PIPE Warrants, and Series E PIPE Warrants are exercised or converted, as applicable, it will not acquire any other shares of Common Stock of the Company, and (ii) for a period of ten years following the date of the Consent and Agreement, it will not, directly or indirectly, acquire by means of public equity trading markets, any Common Stock or other securities with underlying Common Stock, to the extent the O’Neill Trust would beneficially own the voting, investment or economic control over 49.9% of the Common Stock of the Company.

The O’Neill Trust further agreed that if at any time it beneficially owns, or exercises control over, shares of Common Stock with voting rights that exceed 29.9% of the Common Stock of the Company (the “Voting Threshold”), the Company shall exercise the voting rights with respect to such shares of Common Stock beneficially owned in excess of the Voting Threshold in the same proportion as the outstanding Common Stock (excluding Common Stock beneficially owned, directly or indirectly, by the O’Neill Trust or any Affiliate (as defined in the Consent and Agreement) of the O’Neill Trust, but including any securities of the Company eligible to vote with the Common Stock on an as-converted basis) voted on all matters submitted to a vote of the holders of Common Stock of the Company.

Subordinated Promissory Note and Subordinated Note Warrants. As described in Note 8 – Debt, on September 30, 2024, the Company issued the Subordinated Note in a principal amount of $5.0 million, with a maturity of September 30, 2025 to the Noteholders, First Idea Ventures LLC and The Hideaway Entertainment LLC. Pursuant to the terms of the Subordinated Note, the Company also issued the Subordinated Note Warrants to the Noteholders, which provide the Noteholders the ability to purchase up to 1,141,552 shares of Common Stock, vesting in tranches based on the date of repayment of the Subordinated Note. The Noteholders are entities controlled by Jonathan H. Gray, a director of the Company. Refer to Note 8 – Debt and Note 13 – Common Stock Options and Warrants for a further discussion of the Subordinated Note and the Subordinated Note Warrants.

Note 16 – Subsequent Events

As discussed in Note 4 – Acquisitions and Merger, the Company closed its previously announced NRO Acquisition on October 1, 2024 and paid $49.6 million to the sellers in cash, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note. Refer to Note 8 – Debt for a discussion of the Senior Convertible Note and to Note 12 – Common Stock for a discussion of the issuance of Common Stock.

Additionally on October 1, 2024, the Company received the remaining $2.0 million proceeds from the issuance of the Subordinated Note and the $14.3 million proceeds from the issuance of the Senior Convertible Note. Refer to Note 8 – Debt for a discussion of the Subordinated Note and the Senior Convertible Note.

On October 30, 2024, Paul L. Kessler provided the Board of the Company with notice of his resignation as a member of the Board, effective October 30, 2024. Mr. Kessler’s resignation was not the result of a disagreement with the Company or any of its affiliates on any matter relating to the Company’s operations, policies or practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward–Looking Statements

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report, as well as our audited consolidated financial statements and related notes and the related “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in our most recent Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

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

Overview

We are an independent oil and gas company focused on the acquisition and development of crude oil, natural gas, and NGLs. We currently hold attractive acreage in the DJ Basin of Colorado that our experienced management team intends to develop, deploying next–generation technology and techniques in an environmentally efficient manner. In addition to growing production through our drilling operations, we also seek to grow our business through accretive acquisitions, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation.

As of September 30, 2024, all of our E&P assets, which we refer to as the “Genesis Assets,” were acquired in the Exok Transaction, the Exok Option Purchase, and the acquisition of the Genesis Bolt–on Assets. The Genesis Assets consist of certain oil and gas leasehold interests with no existing oil and gas production or revenue. In all, the total Genesis Assets include 24,351 net mineral acres in, on and under 37,985 gross acres. We commenced drilling wells on our Genesis Assets in the third quarter of 2024.

Recent Developments

Development Program Launch

During the third quarter of 2024, we commenced our initial drilling program, starting with an 8-well pad on Shelduck South, part of the Genesis Bolt–on Assets acquired in February 2024. The Shelduck South development consists of eight two-mile lateral wells across 1,280 mineral acres, targeting the Niobrara B and C formations. We spud our first well on September 5, 2024 and completed the drilling of all 8 wells in October.

NRO Acquisition

On January 11, 2024, we entered into the NRO Agreement to acquire the Central Weld Assets, located in the DJ Basin in Weld County, Colorado. for total consideration of $94.5 million, subject to certain closing price adjustments and other customary closing conditions. The Purchase Price consisted of $83.0 million in cash and $11.5 million in deferred cash payments. Pursuant to the NRO Agreement, we deposited $9.0 million of the Purchase Price into an escrow account on January 11, 2024.

On August 15, 2024, we and NRO agreed to amend certain terms of the NRO Agreement, pursuant to which, total consideration of the NRO Acquisition was reduced to $84.5 million cash, subject to certain closing price adjustments and other customary closing conditions, and the parties agreed to remove the deferred cash payments. Additionally on August 15, 2024, $6.0 million of the Deposit was released to NRO and the remaining $3.0 million was returned to us.

On October 1, 2024, we closed the NRO Acquisition and paid $49.6 million to the sellers in cash, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note. Refer to Note 4 – Acquisitions and Mergers for a further discussion of the NRO Acquisition, Note 8 – Debt for a discussion of the Senior Convertible Note, and Note 12 – Common Stock for further discussion of the issuance of Common Stock.

Consent and Agreement

On August 15, 2024, we entered into the Consent and Agreement with the O’Neill Trust, pursuant to which the O’Neill Trust (a) consented to, and waived any and all negative covenants with respect to, any and all transactions the we may consummate in connection with the funding of the NRO Acquisition and our ongoing operations; (b) released its mortgage on certain of our property, which was established in favor of the O’Neill Trust securing our obligations under the Series E Certificate; and (c) agreed to (i) amend Section 6(d) of the Series E Certificate to increase the Beneficial Ownership Limitation Ceiling from 9.99% to 49.9%, (ii) increase the Beneficial Ownership Limitation from 9.99% to 49.9% and (iii) amend Section 2(e) of each of the O’Neill Trust’s Series D A Warrant and Series E A Warrant and Section 2(d) of the O’Neill Trust’s Series E B Warrant to increase the Beneficial Ownership Limitation Ceiling from 25% to 49.9%.

In connection with the increase to the Beneficial Ownership Limitation Ceiling, the O’Neill Trust agreed pursuant to the Consent and Agreement that (i) until its remaining Series D Preferred Stock, Series D PIPE Warrants, and Series E PIPE Warrants are exercised or converted, as applicable, it will not acquire any other shares of our Common Stock, and (ii) for a period of ten years following the date of the Consent and Agreement, it will not, directly or indirectly, acquire by means of public equity trading markets, any Common Stock or other securities with underlying Common Stock, to the extent the O’Neill Trust would beneficially own the voting, investment or economic control over 49.9% of our Common Stock.

The O’Neill Trust further agreed that if at any time it beneficially owns, or exercises control over, shares of Common Stock with voting rights that exceed the Voting Threshold, we shall exercise the voting rights with respect to such shares of Common Stock beneficially owned in excess of the Voting Threshold in the same proportion as the outstanding Common Stock (excluding Common Stock beneficially owned, directly or indirectly, by the O’Neill Trust or any Affiliate of the O’Neill Trust, but including any of our securities eligible to vote with the Common Stock on an as-converted basis) voted on all matters submitted to a vote of the holders of our Common Stock.

Standby Equity Purchase Agreement

On September 30, 2024, we entered into the SEPA with Yorkville, whereby, subject to certain conditions, we have the right, not the obligation, to sell to Yorkville up to $40.0 million shares of Common Stock, at any time and in the amount as set forth in the applicable Advance Notice, during the commitment period commencing on the SEPA Effective Date and terminating on September 30, 2026. Each Advance by us under the SEPA is subject to a maximum limit equal to 100% of the aggregate volume traded of our Common Stock on the Nasdaq Stock Market during the five trading days immediately prior to the date of the Advance Notice. The shares will be issued and sold to Yorkville at a per share price equal to 97% of the lowest daily volume weighted average price of Common Stock for three consecutive trading days commencing on the trading day immediately following the Yorkville’s receipt of an Advance Notice. On September 30, 2024, pursuant to the SEPA, we paid Yorkville a structuring fee of $25,000 and a Commitment Fee by issuing Yorkville 100,000 shares of Common Stock.

Any purchases under an Advance will be subject to certain limitations, including that Yorkville cannot acquire (i) any shares that would result in the Yorkville, including its affiliates, beneficially owning more than 4.99% of our outstanding Common Stock at the time of an Advance or (ii) more than the Exchange Cap, subject to limited exceptions.

We have determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. Additionally, the Commitment Fees and any issuance costs associated with the SEPA have been expensed to general and administrative expenses.

Our right to sell shares to Yorkville under the SEPA is contingent upon us having an effective registration statement, which had not been filed or deemed effective as of September 30, 2024. Therefore, we have concluded that the fair value of the SEPA is zero as of September 30, 2024, because Yorkville does not have the right to exercise its put option under the SEPA.

Senior Convertible Note

On September 30, 2024, Yorkville advanced the Pre-Paid Advance of $15.0 million to us and we issued the Senior Convertible Note, with an interest rate of 8.00% and a maturity date of September 30, 2025. Our obligations with respect to the Pre-Paid Advance and under the Senior Convertible Note are guaranteed by Prairie LLC, a subsidiary of the Company, and Prairie Holdco, a subsidiary of the Company, pursuant to a global guaranty agreement entered into by Prairie LLC and Prairie Holdco in favor of Yorkville on September 30, 2024. Yorkville may convert the Pre-Paid Advance into shares of Common Stock at any time at the Conversion Price. We may, at any time, redeem all or a portion or the amounts outstanding under the Senior Convertible Note at 105% of the principal amount thereof, plus accrued and unpaid interest.

We did not receive the proceeds from the Senior Convertible Note until October 1, 2024; therefore, we have recorded a $14.3 million short-term financing receivable related to the Senior Convertible Note as of September 30, 2024.

We have determined that certain features of the Senior Convertible Note require bifurcation and separate accounting as embedded derivatives. As such, we have elected the fair value option to account for the Senior Convertible Note; therefore, in accordance with ASC 815, we have recorded the Senior Convertible Note at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. Due to the short-term nature of the Senior Convertible Note, we have determined that its fair value as of September 30, 2024 is $14.3 million, which is equal to the face value of $15.0 million less the 5% original issuance discount.

In connection with the SEPA, we entered into the SEPA Registration Rights Agreement with Yorkville pursuant to which we agreed to file a registration statement registering the resale of the Common Stock underlying the SEPA, the Pre-Paid Advance, and the Commitment Fee.

Subordinated Promissory Note and Subordinated Note Warrants

On September 30, 2024, we entered into the Subordinated Note with the Noteholders, First Idea Ventures LLC and The Hideaway Entertainment LLC, in a principal amount of $5.0 million, with a maturity of September 30, 2025. The Subordinated Note has an interest rate of 10.00% and the Noteholders are entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. Pursuant to the terms of the Subordinated Note, we issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, vesting in tranches based on the date of repayment of the Subordinated Note.

We did not receive a portion of the proceeds from the Subordinated Note until October 1, 2024; therefore, we have recorded a $2.0 million short-term financing receivable related to the Subordinated Note as of September 30, 2024.

We have determined that certain features of the Subordinated Note require bifurcation and separate accounting as embedded derivatives. As such, we have elected the fair value option to account for the Subordinated Note; therefore, in accordance with ASC 815, we have recorded the Subordinated Note at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of September 30, 2024, the fair value of the Subordinated Note is $5.3 million. Additionally, we have determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, we have recorded the Subordinated Note Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of September 30, 2024, the fair value of the Subordinated Note Warrants is $2.8 million and was determined using a Monte Carlo simulation model. The total fair value of the Subordinated Note and the Subordinated Note Warrants exceeded the proceeds of $5.0 million, as a result, we have recognized a loss on debt issuance of $3.0 million on our condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

Pursuant to the Subordinated Note, we entered into the SPA Registration Rights Agreement with the Noteholders pursuant to which we have agreed to file a registration statement registering the resale of the Common Stock underlying the Subordinated Note Warrants.

Factors Affecting the Comparability of Financial Results

Crypto Sale

As discussed in Note 4 – Acquisitions and Merger, we acquired our cryptocurrency mining operations in May 2023, concurrent with the Merger. On January 23, 2024, we sold all of our Mining Equipment for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments, to be paid out of (a) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (b) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest. As of September 30, 2024, we have received $0.2 million of the Deferred Purchase Price.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Operating costs and expenses	(8,816,399)	(6,314,951)	(25,429,837)	(9,236,815)
Loss from operations	$(8,816,399)	$(6,314,951)	$(25,429,837)	$(9,236,815)

Loss from operations

For the three and nine months ended September 30, 2024, loss from operations increased $2.5 million and $16.2 million, respectively, compared to the three and nine months ended September 30, 2023. These increases were entirely related to incremental operating costs and expenses recognized during the current periods, as discussed below.

The cryptocurrency mining revenue earned and cryptocurrency mining operating costs and expenses incurred during the nine months ended September 30, 2024 and prior to the Crypto Sale have been classified as discontinued operations.

Operating costs and expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation, depletion, and amortization	$711	$—	$711	$—
General and administrative expenses	8,790,368	6,314,951	24,905,341	9,236,815
Exploration expenses	25,320	—	523,785	—
Total operating costs and expenses	$8,816,399	$6,314,951	$25,429,837	$9,236,815

For the three and nine months ended September 30, 2024, operating costs and expenses increased $2.5 million and $16.2 million, respectively, compared to the three and nine months ended September 30, 2023.

The operating costs and expenses incurred and related to the cryptocurrency mining assets during the nine months ended September 30, 2024 and prior to the Crypto Sale have been classified as discontinued operations.

Depreciation, depletion, and amortization. For the three and nine months ended September 30, 2024, DD&A increased $711 compared to the three and nine months ended September 30, 2023. This increase was driven by depreciation recognized for office furniture purchased in the third quarter of 2024, which was not recognized during the same periods of 2023.

General and administrative expenses. For the three months ended September 30, 2024, general and administrative expenses increased $2.5 million compared to the three months ended September 30, 2023. The increase was primarily driven by incremental stock–based compensation of $1.5 million, legal and accounting costs of $1.6 million, and financing commitment fees of $0.6 million, partially offset by a decrease in investor relations costs of $1.6 million.

For the nine months ended September 30, 2024, general and administrative expenses increased $15.7 million compared to the nine months ended September 30, 2023. This increase was driven by incremental stock–based compensation of $5.1 million, employee and benefit expenses of $4.9 million, legal and accounting costs of $2.4 million, investor relations costs of $1.3 million, financing commitment fees of $0.6 million, and other professional services of $0.5 million.

Exploration expenses. For the three and nine months ended September 30, 2024, exploration expenses increased less than $0.1 million and $0.5 million, respectively, compared to the three and nine months ended September 30, 2023. These increases were driven by delay rental costs incurred on oil and gas leases during the three and nine months ended September 30, 2024, which were not incurred during the same periods of 2023.

Other income and expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$431,593	$85,166	$538,833	$128,202
Interest expense	—	(67,744)	—	(111,463)
Loss on issuance of debt	(3,039,347)	—	(3,039,347)	—
Loss on adjustment to fair value – Warrant Liabilities	—	(24,855,085)	—	(24,855,085)
Loss on adjustment to fair value – AR Debentures	—	(2,141,000)	—	(2,882,000)
Loss on adjustment to fair value – Obligation Shares	—	(770,918)	—	(1,477,103)
Liquidated damages	—	(173,763)	—	(173,763)
Total other expenses	$(2,607,754)	$(27,923,344)	$(2,500,514)	$(29,371,212)

Interest income. For the three and nine months ended September 30, 2024, interest income increased $0.3 million and $0.4 million, respectively, compared to the three and nine months ended September 30, 2023. These increases were largely due to higher average cash balances in the current periods.

Interest expense. For the three and nine months ended September 30, 2023, interest expense reflected our accrued interest on the AR Debentures and SBA Loan, both connected with the Merger, and certain financing costs incurred in the periods. We did not have any debt outstanding during the three and nine months ended September 30, 2024 and therefore did not incur any interest expense during the current periods. Refer to Note 8 – Debt for a discussion of the AR Debentures and SBA Loan.

Loss on debt issuance. For the three and nine months ended September 30, 2024, the loss on debt issuance of $3.0 million reflects the loss recognized for the issuance of the Subordinated Note and the Subordinated Note Warrants. As discussed above, we have elected the fair value option to account for both the Subordinated Note and the Subordinated Note Warrants and engaged a third-party to determine the fair value of both instruments at issuance. As of September 30, 2024, the total fair value of the Subordinated Note and the Subordinated Note Warrants exceeded the proceeds of $5.0 million, as a result, we have recognized a loss on debt issuance of $3.0 million on our condensed consolidated statements of operations for the three and nine months ended September 30, 2024. Refer to Note 5 – Fair Value Measurements, Note 8 – Debt, and Note 13 – Common Stock Options and Warrants for a further discussion of the Subordinated Note and the Subordinated Note Warrants.

Loss on adjustment to fair value – Warrant Liabilities. For the three and nine months ended September 30, 2023, the loss on the adjustment to fair value – Warrant Liabilities of $24.9 million reflected the change in fair value of the portion of the Series D A Warrants, all of the Series E A Warrants, and all of the Exok Warrants which were classified as liabilities as of September 30, 2023. The warrant liabilities were reclassified to equity in October 2023; therefore, we did not record a loss on the adjustment to fair value for the warrant liabilities during the three and nine months ended September 30, 2024. Refer to Note 5 – Fair Value Measurements and Note 13 – Common Stock Options and Warrants for a further discussion of the Series D A Warrants, the Series E A Warrants, and the Exok Warrants.

Loss on adjustment to fair value – AR Debentures. For the three and nine months ended September 30, 2023, the loss on the adjustment to fair value – AR Debentures of $2.1 million and $2.9 million, respectively, reflected the change in fair value of the AR Debentures since the Merger until September 30, 2023. The AR Debentures were converted into Common Stock in October 2023; therefore, we did not record a loss on the adjustment to fair value for the AR Debentures during the three and nine months ended September 30, 2024. Refer to Note 5 – Fair Value Measurements and Note 8 – Debt for a further discussion of the AR Debentures.

Loss on adjustment to fair value – Obligation Shares. For the three and nine months ended September 30, 2023, the loss on the adjustment to fair value for the obligation shares of $0.8 million and $1.5 million respectively, reflected the change in fair value of the Obligation Shares liability since the Merger until September 7, 2023. The underlying shares were fully issued on September 7, 2023; therefore, we did not record a loss on the adjustment to fair value for the obligation during the three and nine months ended September 30, 2024. Refer to Note 5 – Fair Value Measurements and Note 12 – Common Stock for a further discussion of the Obligation Shares.

Liquidated damages. For the three and nine months ended September 30, 2023, we recognized liquidated damages expense of $0.2 million due to the registration statement registering the resale of certain shares of our Common Stock and the shares of Common Stock underlying the Series D Preferred Stock and Series D PIPE Warrants not being declared effective within the timeframe required under the related registration rights agreement. We did not recognize any liquidated damage expense during the three and nine months ended September 30, 2024. Refer to Note 15 – Related Party Transactions for a further discussion.

Discontinued operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cryptocurrency mining revenue	$—	$457,951	$192,625	$637,269
Cryptocurrency mining costs	—	(209,929)	(55,063)	(303,172)
Depreciation and amortization	—	(425,468)	(102,210)	(558,319)
Impairment of cryptocurrency mining equipment	—	—	—	(16,794,688)
Loss from sale of cryptocurrency mining equipment	—	—	(1,080,097)	—
Loss from discontinued operations before income taxes	—	(177,446)	(1,044,745)	(17,018,910)
Provision for income taxes	—	—	—	—
Net loss from discontinued operations	$—	$(177,446)	$(1,044,745)	$(17,018,910)

During the three months ended September 30, 2024, we did not have any cryptocurrency mining revenue or related expenses, as a result of the Crypto Sale completed in January 2024, and therefore we did not have a net loss from discontinued operations. For the three months ended September 30, 2023, the net loss from discontinued operations reflects the cryptocurrency mining revenue and related expenses for the period.

For the nine months ended September 30, 2024, the net loss from discontinued operations decreased $16.0 million compared to the nine months ended September 30, 2023. As discussed above, we completed the Crypto Sale in January 2024; therefore, we did not have any cryptocurrency mining revenue or related expenses during the majority of the nine months ended September 30, 2024. However, we did recognize a $1.1 million loss on the sale of cryptocurrency mining equipment. Additionally, during the nine months ended September 30, 2023, we recognized $16.8 million of impairment of cryptocurrency mining equipment to write off the excess of the allocated purchase price to the cryptocurrency assets which were over the fair value of the acquired net assets and to subsequently write off shipping and customs fees incurred on miners after the Merger.

Liquidity and Capital Resources

Overview

Our E&P activities will require us to make significant operating and capital expenditures. In 2023, our primary sources of liquidity were the proceeds from the Series D PIPE and the Series E PIPE, which funded the purchase of the initial Genesis Assets and working capital, as well as proceeds from the exercise of warrants, which funded, among other things, working capital and the deposit for the NRO Acquisition in 2024. We commenced drilling wells on our Genesis Assets in the third quarter of 2024 and expect those wells to start producing by the end of the year.

Additionally, during the third quarter of 2024, we raised approximately $35.0 million in cash by issuing Common Stock, the Senior Convertible Note, and the Subordinated Note. On October 1, 2024, we used cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note to fund the closing of the NRO Acquisition. We expect to use the remainder of the Senior Convertible Note proceeds and the Subordinated Note proceeds to fund our drilling program and other working capital requirements. We expect the producing assets acquired from NRO to provide cash flow going forward, however, we expect that our cash balance and expected revenues from our existing producing wells will not be sufficient to fund our development program and operations. We plan to obtain additional financing through public or private capital markets, including potentially through reserve-based lending arrangements and/or issuing additional Common Stock in public or private transactions, to supplement proceeds resulting from the exercise of our outstanding Common Stock warrants and issuances of Common Stock in connection with the SEPA.

Our development program is dependent upon our ability to obtain additional financial through public and private capital markets. The availability of such additional capital is subject to numerous factors outside of our control including prices of oil and natural gas and the overall health of the U.S. and global economic environments. There can be no assurance that we will be able to obtain such additional capital. The amount and allocation of future capital expenditures will depend upon a number of factors, including the amount and timing of cash flows from operations, investing and financing activities, and the timing and cost of additional capital sources.

We currently plan to be the operator of all of our acreage. As a result, we anticipate that the timing and level of our capital spending will largely be discretionary and within our control. We could choose to defer a portion of our planned capital expenditures depending on a variety of factors, including, but not limited to, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, the level of participation by other working interest owners, the success of our drilling activities, prevailing and anticipated prices for oil, natural gas, and NGLs, the availability of necessary equipment, infrastructure and capital.

Working Capital

We define working capital as current assets less current liabilities. As of September 30, 2024 and December 31, 2023, we had working capital of $12.1 million and $8.1 million, respectively, and cash and cash equivalents of $40.1 million and $13.0 million, respectively. Our cash and cash equivalents, and corresponding working capital, as of September 30, 2024, will decrease, as we paid $49.6 million to close the NRO Acquisition on October 1, 2024. Refer to Note 4 – Acquisitions and Mergers for further discussion of the NRO Acquisition. Even though we will begin to recognize revenues from the producing wells acquired in the NRO Acquisition, we expect our cash balance and working capital will decrease in the future as we continue to incur expenses in connection with our business unless we are able to obtain additional financing through public or private capital markets.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(5,656,390)	$(7,937,926)
Net cash used in investing activities	(13,982,228)	(21,551,717)
Net cash provided by financing activities	46,654,030	36,651,609
Net increase in cash and cash equivalents	27,015,412	7,161,966

Cash and cash equivalents, beginning of period	13,036,950	79,845
Cash and cash equivalents, end of period	$40,052,362	$7,241,811

Operating activities. Net cash used in operating activities totaled $5.7 million and $7.9 million during the nine months ended September 30, 2024 and 2023, respectively. The $2.3 million change in our net cash used in operating activities is largely due to an increase in operating costs during the current period.

Investing activities. Net cash used in investing activities totaled $13.9 million and $21.6 million during the nine months ended September 30, 2024 and 2023, respectively. The $7.7 million decrease in our net cash used in investing activities was largely driven by the $21.1 million spent in connection with the Exok Option Purchase during the nine months ended September 30, 2023 and the $1.0 million cash proceeds and $0.2 million note receivable from the Crypto Sale in January 2024, which is reflected as discontinued operations. These decreases were partially offset by the $9.0 million deposit made in connection with the NRO Acquisition, $3.0 million of which was returned to us during the three months ended September 30, 2024, and an $8.6 million increase in capital investments in oil and natural gas properties during the nine months ended September 30, 2024.

Financing activities. Net cash provided by financing activities totaled $46.7 million for the nine months ended September 30, 2024, driven by proceeds of $33.5 million from the exercise of Series D B and Series E B warrants, $15.0 million of proceeds from the issuance of Common Stock, partially offset by the related issuance costs of $4.9 million, and $3.0 million of proceeds from the issuance of the Subordinated Note. Net cash provided by financing activities totaled $36.7 million for the nine months ended September 30, 2023, which was comprised of proceeds from the issuance of the Series D PIPE of $17.4 million, partially offset by the related financing costs of $0.4 million, and the issuance of the Series E PIPE of $20.0 million, partially offset by the related financing costs of $0.2 million.

Liquidity Analysis

For the nine months ended September 30, 2024, we had a net loss of $29.0 million. We cannot predict if or when we will be profitable, and we may continue to incur losses for an indeterminate period of time. Additionally, we may be unable to achieve or sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent us from successfully operating and expanding our business. As of September 30, 2024, we had cash and cash equivalents of $40.1 million, working capital of $12.1 million, and an accumulated deficit of $107.8 million.

Our cash balance as of September 30, 2024 has decreased, as we paid $49.6 million to close the NRO Acquisition on October 1, 2024. Refer to Note 4 – Acquisitions and Mergers for further discussion of the NRO Acquisition. Even though we will begin to recognize revenues from the producing wells acquired in the NRO Acquisition, we expect our cash balance and working capital will decrease in the future as we continue to incur expenses in connection with our business unless we are able to obtain additional financing through public or private capital markets.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether we can meet our obligations and have adequate liquidity to operate. Significant assumptions used in our forecasted model of liquidity in the next 12 months include our current cash position and our ability to manage spending. Based on an assessment of these factors, management expects that our cash balance and expected revenues from our existing producing wells will not be sufficient to meet our obligations over the next twelve months. We plan to obtain additional financing through public or private capital markets, including potentially through reserve-based lending arrangements, and view our plans as probable of being successfully implemented based on the value of our proved developed reserves acquired in the NRO Acquisition, the value of our outstanding Common Stock warrants, and our ability to issue additional Common Stock in public or private transactions, including the SEPA, as discussed above. Based on these plans, substantial doubt about our ability to continue as a going concern does not exist.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the accompanying condensed consolidated financial statements. These financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reports for assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Management believes its estimates and assumptions to be reasonable under these circumstances. Certain estimates and assumptions are inherently unpredictable and actual results could differ from those estimates. We have provided a full discussion of our significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in our 2023 Annual Report on Form 10–K/A for the fiscal year ended December 31, 2023. We have not changed any of our significant accounting policies, estimates, or judgements during the nine months ended September 30, 2024, however, we did apply the discontinued operations guidance to account for the Crypto Sale in January 2024. Refer to Note 3 – Discontinued Operations for a full discussion of the discontinued operations and the subsequent accounting.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024 our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2024, that were not otherwise disclosed in a Current Report on Form 8–K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non–Rule 10b5–1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S–K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1+	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Creek Road Merger Sub, LLC and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8–K, filed with the SEC on May 4, 2023).
2.2+	Asset Purchase Agreement, dated as of January 11, 2024, by and among Nickel Road Development LLC, Nickel Road Operating LLC, Prairie Operating Co., and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8–K, filed with the SEC on January 12, 2024).
2.3+	Asset Purchase Agreement, dated as of January 23, 2024, by and among Prairie Operating Co. and Matthew Austin Lerman (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8–K, filed with the SEC on January 24, 2024).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8–K, filed with the SEC on August 20, 2024).
3.2	Amended and Restated Bylaws of Prairie Operating Co. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8–K, filed with the SEC on May 9, 2023).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8–K, filed with the SEC on May 9, 2023).
3.4	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2024).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
3.6	Certificate of Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2024).
4.1	Form of Series D PIPE Warrant (incorporated by reference to Exhibit C of Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
4.2	Form of Exok Warrant (incorporated by reference to Exhibit 4.1 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.3	Form of Series E A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.4	Form of Common Stock Purchase Warrant issued by Prairie Operating Co. to the Noteholders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.1	Standby Equity Purchase Agreement, dated as of September 30, 2024, by and among Prairie Operating Co. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.2	Convertible Promissory Note, dated September 30, 2024, in favor of YA II PN, LTD (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.3	Global Guaranty Agreement, dated September 30, 2024, by Prairie Operating Co., LLC and Prairie Operating Holding Co., LLC, in favor of YA II PN, LTD (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.4	Registration Rights Agreement, dated as of September 30, 2024, by and between Prairie Operating Co. and YA II PN, LTD (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.5	Prairie Operating Company Subordinated Note, dated September 30, 2024, by and among Prairie Operating Co., First Idea Ventures LLC and The Hideaway Entertainment LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.6	Registration Rights Agreement, dated as of September 30, 2024, by and between Prairie Operating Co. and the holders party thereto (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.7	Global Guaranty Agreement, dated September 30, 2024, by Prairie Operating Co., LLC, in favor of First Idea Ventures LLC and The Hideaway Entertainment LLC (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.8	Consent and Agreement, dated as of August 15, 2024, by and among Prairie Operating Co. and Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2024).
10.9	Non-Compensatory Option Purchase Agreement, dated as of September 30, 2024, by and among Prairie Operating Co. and Rose Hill Holdings Limited (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.10	Non-Compensatory Option Purchase Agreement, dated as of September 30, 2024, by and among Prairie Operating Co. and Anchorman Holdings Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.11	Non-Compensatory Option Purchase Agreement, dated as of September 30, 2024, by and among Prairie Operating Co. and Blackstem Forest, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.12*	Assignment and Assumption Agreement, dated as of September 30, 2024, by and among Prairie Operating Co., BOKA Energy LP, Rose Hill Holdings Limited, Anchorman Holdings Inc. and Blackstem Forest, LLC.
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (Rule 13a–14(a) or Rule 15d–14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (Rule 13a–14(a) or Rule 15d–14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
99.1	Securities Purchase Agreement, dated as of September 30, 2024, by and among Prairie Operating Co. and the Purchasers thereto (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S–K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAIRIE OPERATING CO.

	By:	/s/ Edward Kovalik
Edward Kovalik
Date: November 8, 2024		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Craig Owen
Craig Owen
Date: November 8, 2024		Chief Financial Officer
(Principal Financial and Accounting Officer)

