Form 10-K
period 2024-12-31
Prairie Operating Co.
filed 2025-03-06
CIK 1162896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 001-41895

Prairie Operating Co.
(Exact name of registrant as specified in its charter)

Delaware	98-0357690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Waugh Drive, Suite 400 Houston, TX 77007	77007
(Address of principal executive offices)	(Zip Code)

(713) 424-4247
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which registered
Common stock, $0.01 par value	PROP	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if a registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 28, 2024, was $106,935,018.

The registrant had 26,859,071 shares of common stock outstanding as of March 4, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on June 4, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Definitions of Certain Terms and Conventions Used Herein

“Bayswater Assets” means the Leases, Lands, Wells, Facilities and Equipment, Fee Mineral Interests, Disposal System and Surface Agreements (each as defined in the Bayswater PSA (as defined below)), in each case located in the DJ Basin, as well as appurtenant equipment, records, vehicles and other assets (including inventory hydrocarbons), that we will purchase from Bayswater (as defined below) pursuant to the Bayswater PSA, but excluding certain excluded assets specified therein.

“Bbl or barrel” means one stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.

“Boe” means barrel of oil equivalent, using the ratio of six Mcf of natural gas to one barrel of crude oil or condensate.

“Boe/d” means Boe per day.

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

“Mbbl” means one thousand Bbls.

“Mboe” means one thousand Boe.

“Mcf” means one thousand cubic feet.

“MMboe” means one million Boe.

“MMBtu” means one million British Thermal Units.

“MMcf” means one million cubic feet.

“net acres” or “net wells” means the sum of the fractional working interests the Company owns in gross acres or gross wells.

“NGLs” means natural gas liquids.

ii

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

“reserves” means estimated remaining quantities of crude oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means- of delivering crude oil and natural gas or related substances to market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

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

“undeveloped acres” or “undeveloped acreage” means lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

“unproved properties” means properties with no proved reserves.

iii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains statements that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

●	estimates of our oil, natural gas, and NGL reserves;
●	drilling prospects, inventories, projects, and programs;
●	estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production;
●	financial strategy, liquidity and capital required for our development program and other capital expenditures;
●	the availability and adequacy of cash flow to meet our requirements;
●	the availability of additional capital for our operations;
●	changes in our business and growth strategy, including our ability to successfully operate and expand our business;
●	our ability to successfully finance and consummate the Bayswater Acquisition (as defined below), including the risk that we may fail to complete the Bayswater Acquisition on the terms and timing currently contemplated or at all, fail to enter into the New Credit Agreement (as defined below) on expected terms and/or fail to realize the expected benefits of the Bayswater Acquisition;
●	our financial performance following the Bayswater Acquisition, the NRO Acquisition (as defined below), and the other transactions described in this Annual Report;
●	our integration of acquisitions, including the Bayswater Acquisition and the NRO Acquisition;
●	changes or developments in applicable laws or regulations, including with respect to taxes; and
●	actions taken or not taken by third-parties, including our contractors and competitors.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks include, but are not limited to:

●	our ability to fund our development and drilling plan;
●	our ability to grow our operations, and to fund such operations, on the anticipated timeline or at all;
●	uncertainties inherent in estimating quantities of oil, natural gas, and NGL reserves and projecting future rates of production and the amount and timing of development expenditures;
●	commodity price and cost volatility and inflation;
●	our ability to obtain and maintain necessary permits and approvals to develop our assets;
●	safety and environmental requirements that may subject us to unanticipated liabilities;
●	changes in the regulations governing our business and operations, including the businesses, assets and operations we have acquired or may acquire in the future, such as, but not limited to, those pertaining to the environment, our drilling program and the pricing of our future production;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets;
●	the risks related to the growth of our business;
●	our and Bayswater’s ability to satisfy the conditions to the Bayswater PSA in a timely manner or at all, including our ability to successfully finance the Bayswater Acquisition;
●	our ability to recognize the anticipated benefits of the Bayswater Acquisition, the NRO Acquisition and the other transactions described in this Annual Report, which may be affected by, among other things, competition and our ability to grow and manage growth profitably following the Bayswater Acquisition, the NRO Acquisition and such other transactions;
●	the effects of competition on our future business; and
●	other factors detailed under the section entitled “Risk Factors” and in our periodic filings with the Securities and Exchange Commission (“SEC”).

These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the effects of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

Additionally, our discussions of certain environmental, social and governance (“ESG”) matters and issues herein are informed by various standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. As such, the discussions may not necessarily be “material” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to methodological considerations or information, including from third parties, that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.

Reserve engineering is a process of estimating underground accumulations of oil, natural gas and NGLs that cannot be measured in an exact way. The accuracy of any reserve estimate depends on the quality of available data, the interpretation of such data and price and cost assumptions made by reserve engineers. In addition, the results of drilling, testing and production activities may justify upward or downward revisions of estimates that were made previously. If significant, such revisions would change the schedule of any further production and development drilling. Accordingly, reserve estimates may differ significantly from the quantities of oil, natural gas and NGLs that are ultimately recovered.

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

PART I

Item 1. Business

Overview

Prairie Operating Co. (the “Company,” “we,” “our” or “us”) is an independent oil and natural gas company focused on the acquisition and development of crude oil, natural gas, and NGLs. Our assets and operations are strategically located in the oil region of rural Weld County, within the Denver-Julesburg Basin in Colorado (the “DJ Basin”). We believe the DJ Basin to be one of the premier resource plays in the United States (“U.S.”). Weld County boasts some of the lowest break-even prices in the U.S., and has a long production history that has proven and consistent results. The productivity of this resource is demonstrated by the integral role that Weld County holds in Colorado’s energy economy, having produced 82% of Colorado’s oil production as of December 2024.

We seek to deliver energy in an environmentally efficient manner by deploying next-generation technology and techniques. In addition to growing production through our drilling operations, we also seek to grow our business through accretive acquisitions focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt-on acreage; (ii) ample, high rate-of-return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well-level economics; (iv) liquids-rich assets; and (v) accretive valuation.

As of December 31, 2024, our exploration and production (“E&P”) assets consist of our Central Weld Assets (as defined herein), Genesis and Genesis Bolt–on Assets (as defined herein), and the Exok Option Purchase (as defined herein) assets. Our Central Weld Assets were acquired from Nickel Road Development LLC and Nickel Road Operating LLC (collectively, “NRO”) in October 2024 and include 26 revenue producing oil and natural gas wells.

As of December 31, 2024, our total Genesis Assets include approximately 18,100 net leasehold acres in, on and under approximately 31,000 gross acres and our Central Weld Assets include approximately 5,640 net leasehold acres, on and under approximately 6,000 gross acres. We commenced drilling wells on our Genesis Bolt-on Assets in the third quarter of 2024 and all eight wells began producing in February 2025.

Previously, we focused on cryptocurrency mining until the sale of our cryptocurrency miners in January 2024. Our cryptocurrency mining operations commenced on May 3, 2023 concurrent with the Merger (as defined herein). Prior to January 2024, all of our revenue was generated through our cryptocurrency mining activities from assets that were acquired in the Merger. Upon the closing of the Crypto Sale (as defined herein), we exited the cryptocurrency mining business. Refer to Recent Developments below for more information.

On May 3, 2023, we completed our merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023 (the “Merger Agreement”), by and among the Company, Creek Road Merger Sub, LLC (“Merger Sub”), and Prairie LLC, pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger”). Upon the Merger, membership interests in Prairie LLC were converted into the right to receive each member’s pro rata share of 2,297,668 shares of common stock, par value $0.01 per share, of the Company (“Common Stock”).

Upon consummation of the Merger, we changed our name from “Creek Road Miners, Inc.” to “Prairie Operating Co.” We traded under our former name and ticker symbol “CRKR” until October 16, 2023. From October 16, 2023 to November 12, 2023, we traded under symbol “CRKRD,” a transitionary ticker symbol. We began trading under our current ticker symbol, “PROP,” on November 13, 2023. On December 21, 2023, we received approval to list our common stock on the Nasdaq Capital Market (“Nasdaq”). Trading of our shares of common stock on Nasdaq under the ticker symbol “PROP” commenced at the opening of trading on December 28, 2023.

On October 16, 2023, we effected a reverse stock split at an exchange ratio of 1:28.5714286. Unless otherwise noted, all per share and share amounts presented herein have been retroactively adjusted for the effect of the reverse stock split for all periods presented.

Recent Developments

Bayswater Acquisition

On February 6, 2025, we and certain of our subsidiaries entered into a Purchase and Sale Agreement (the “Bayswater PSA”) with Bayswater Resources, LLC, Bayswater Fund III-A, LLC, Bayswater Fund III-B, LLC, Bayswater Fund IV-A, LP, Bayswater Fund IV-B, LP, Bayswater Fund IV-Annex, LP, and Bayswater Exploration & Production, LLC (collectively, “Bayswater”), pursuant to which we agreed to acquire the Bayswater Assets from Bayswater for a purchase price of $602.8 million, subject to certain closing price adjustments (all together, the “Bayswater Acquisition”).

The Bayswater Acquisition has an outside closing date of March 15, 2025, subject to customary closing conditions, with an economic effective date of December 1, 2024. However, there can be no assurance that a closing will occur. The Bayswater PSA contains customary representations, warranties and covenants of us and Bayswater for a transaction of this nature.

NRO Acquisition

On January 11, 2024, we entered into an asset purchase agreement (the “NRO Agreement”), by and among the Company, Prairie LLC and NRO, to acquire the assets of NRO (the “Central Weld Assets”) for total consideration of $94.5 million (the “Purchase Price”), subject to certain closing price adjustments and other customary closing conditions (the “NRO Acquisition”). The Purchase Price consists of $83.0 million in cash and $11.5 million in deferred cash payments. The Company deposited $9 million of the Purchase Price into an escrow account on January 11, 2024 (the “Deposit”).

On August 15, 2024, we and NRO agreed to amend certain terms of the NRO Agreement, pursuant to which the total consideration of the NRO Acquisition was reduced to $84.5 million in cash, subject to certain closing price adjustments and other customary closing conditions, and the parties agreed to remove the deferred cash payments. Additionally on August 15, 2024, $6.0 million of the Deposit was released to NRO and the remaining $3.0 million was returned to us.

On October 1, 2024, we closed the NRO Acquisition and paid $49.6 million to the sellers in cash, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note (as defined herein). We completed the final settlement with NRO in December 2024, which resulted in a final purchase price of $55.5 million.

Sale of Crypto Assets

On January 23, 2024, pursuant to an asset purchase agreement (the “Crypto Divestiture Agreement”) between us and a private purchaser (the “Crypto Purchaser”), we sold all of our cryptocurrency miners (the “Mining Equipment”) for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments (the “Deferred Purchase Price”), to be paid out of (a) 20% of the monthly net revenues received by the Crypto Purchaser associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (b) thereafter, 50% of the monthly net revenues received by the Crypto Purchaser associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest (the “Crypto Sale”). The Crypto Sale closed on January 23, 2024, simultaneously with the execution of the Crypto Divestiture Agreement.

In addition to the sale of the Mining Equipment, we assigned, and the Crypto Purchaser assumed, all of our rights and obligations under the Master Services Agreement, dated February 16, 2023, by and between Atlas Power Hosting, LLC (“Atlas”) and us (the “Atlas MSA”), pursuant to which Atlas hosts, operates, and manages the Mining Equipment. Pursuant to the Atlas MSA, the Crypto Purchaser will receive payment in U.S. dollars for the daily net mining revenue representing the dollar value of the cryptocurrency award generated less power and other costs.

Genesis Bolt-on Acquisition

On February 5, 2024, we acquired 1,280 gross leasehold acres on a drillable spacing unit and eight PUD drilling locations in the DJ Basin (the “Genesis Bolt-on Assets”) from a private seller for $0.9 million.

Business Strategy

We intend to increase stakeholder value by using the following strategies to grow our reserves, production, and cash flow in a capital efficient and environmentally conscious manner:

Deliver growth through the development of extensive drilling inventory and acreage. We plan to target rich, immediately accessible permitted locations and organically grow development through infill leasing. We believe this will allow us to increase production, reserves and cash flow which generate favorable returns.

Fund drilling program with free cash flow and retain low leverage. We aim to maintain a conservative financial position and develop primarily through available cash flow from operations. We plan to allocate capital in a disciplined manner and proactively manage our cost structure.

Maximize returns and capital efficiency. We will utilize the latest technology in 3-D seismic mapping and geo-steering to decrease drill times and improve well results. Additionally, we will use our management’s extensive experience to deploy the latest drilling and completion methodologies and apply the industry best practices to increase overall estimated ultimate recovery versus prior generation wells.

Acquisition strategy focused on core area in the DJ Basin. We plan to pursue accretive acquisitions through an opportunistic roll-up strategy by continually evaluating acquisition opportunities to expand our position. Our management team has a long track record of successfully sourcing and integrating acquisitions.

Proactively manage regulatory, environmental, safety, and community matters. Our development approach prioritizes the well-being of environment, communities, and wildlife, and we actively engage with regulatory agencies to minimize surface impact while maximizing efficiency of our development program. Additionally, our operations emphasize utilizing technology and innovation to minimize impacts.

Our Operations

Genesis Assets

Upon the closing of the Merger, we consummated the purchase of oil and natural gas leases from Exok, Inc. (“Exok”), including all of Exok’s right, title, and interest in, to and under certain undeveloped oil and natural gas leases located in Weld County, Colorado, together with certain other associated assets, data, and records, for $3.0 million (the “Exok Transaction”). On August 15, 2023, we exercised the option we acquired in the Exok Transaction and purchased additional oil and natural gas leases from Exok, consisting of approximately 25,240 net leasehold acres in, on and under approximately 32,580 gross acres (the “Exok Option Purchase”) for total consideration of $25.3 million (collectively, the “Initial Genesis Assets”). On February 5, 2024, we acquired the Genesis Bolt–on Assets from a private seller for $0.9 million. These assets offset the other oil and natural gas assets held by us in northern Weld County, Colorado. We refer to the Initial Genesis Assets and the Genesis Bolt-on Assets, collectively, as the “Genesis Assets.”

As of December 31, 2024, the total Genesis Assets include approximately 18,100 net leasehold acres in, on and under approximately 31,000 gross acres. In August 2024, we began drilling eight wells on the Genesis Assets acreage which cover approximately 915 net leasehold acres in, on and under approximately 1,115 gross acres. These wells began producing in February 2025.

Approximately 87% of the net leasehold of our Initial Genesis Assets are leased from private landowners, with the remaining 13% under State of Colorado leases. The Initial Genesis Assets fee leases are burdened with total royalties of 25% and the State of Colorado leases are burdened with total royalties of 22.5%. All of our Genesis Bolt-on Assets are leased from private landowners and are burdened with average royalties of 20%. Further, none of the Genesis Assets leases are subject to federal leases. All of the Genesis Assets acreage is held by crude oil and natural gas leases with varying expiration dates, some with options to extend ranging from 1 to 4 years. The leases can be held indefinitely by production. Unless production is established within the spacing units covering the undeveloped acreage, the leases for such acreage will eventually expire.

The Genesis Assets are located in and around wells drilled in both the Niobrara Shale and the Codell Sandstone formations within the DJ Basin. While production activities in the DJ Basin date back to the 1970s, production within the DJ Basin has increased rapidly since the horizontal drilling boom in 2009, with both the Niobrara and Codell formations contributing to this activity. Within our DJ Basin operating area, there are over 1,300 legacy vertical wells, and the primary drilling objective in this area is crude oil production from the fractured Codell and Niobrara formations. The area has seen a renewed interest in drilling activity over the past decade in conjunction with drilling success in the Niobrara in the DJ Basin on the front range of Colorado. Active operators in the area include Chevron Corporation, Civitas Resources, Inc., Verdad Resources LLC, Bison Oil and Gas, EOG Resources, Inc., Samson Energy Company, LLC, and others. There is ample takeaway infrastructure in place within several miles of the Genesis Assets, including multiple midstream operators such as Summit Midstream Partners LP, Taproot Energy Partners LLC, Rimrock Energy Partners LLC, and NGL Energy Partners LP.

Development Plan and Permitting. We began executing the development plan of our Genesis Assets in the third quarter of 2024 by drilling eight wells in the Shelduck South development, which all began producing in February 2025. In order to continue the development plan of our Genesis Assets, we plan to drill up to 6 gross wells in 2025 and up to 12 gross wells in 2026. Our drilling plan is based on current commodity prices, and an increase or decrease in commodity prices could impact the number of wells we actually drill.

There is no guarantee that our development plan will result in the successful production of economic quantities of oil and natural gas. Prior to the Shelduck wells, we had no operating history of drilling successfully producing oil and natural gas wells. Our development plan is based on assumptions from management’s prior experience and such experience may not be indicative of the success of our development plans. We have historically incurred significant losses and experienced negative cash flow and have not generated any revenue related to the exploration and production of oil and natural gas assets to date.

Ensuring that permits are received in a timely manner is critical to our development plan. With respect to our Initial Genesis Assets, on November 27, 2023 we announced that we had submitted a Weld County Oil and Gas Location Assessment (“WOGLA”) application for sites within the Genesis OGDP (“Genesis 1”) and had begun the application process for our second OGDP (“Genesis 2”). On February 1, 2024, the Burnett and Oasis locations within Genesis 1 were approved by the Weld County hearings officer for the Genesis 1 WOGLA permits. Genesis 1 and Genesis 2 encompass up to 72 gross wells and 48 gross wells, respectively, from two pads each, with each pad developing nine-square miles of subsurface minerals. The two pads in Genesis 1 are expected to develop up to 18 gross three-mile lateral wells and 54 gross two-mile lateral wells. In Genesis 2, the two pads are expected to develop up to 16 and 32 gross three-mile lateral wells, respectively. Following the September 15, 2023 submission of Genesis 1 with the Colorado Energy and Carbon Management Commission (“CECMC”) for the Burnett and Oasis locations, a hearing before the CECMC was held on March 13, 2024, in which the Genesis 1 OGDP received unanimous approval of the commissioners.

The following table summarizes the permitting status of our identified well locations with respect to our Genesis Assets as of December 31, 2024:

	Expected Three Mile Lateral Count	Expected Two Mile Lateral Count
WOGLA Approved	18	54
CECMC Approved	18	54
CECMC Fully Permitted (1)	—	8

(1)	Represents the Genesis Bolt-on Assets only, which were acquired in February 2024.

For more information regarding regulations affecting our permitting, refer to Regulation of the Oil and Natural Gas Industry—Related Permits and Authorizations below.

Central Weld Assets

On January 11, 2024, we entered into the NRO Agreement to acquire the Central Weld Assets, located in the DJ Basin in Weld County, Colorado for total consideration of $94.5 million, subject to certain closing price adjustments and other customary closing conditions. On August 15, 2024, we and NRO agreed to amend certain terms of the NRO Agreement, pursuant to which, total consideration of the NRO Acquisition was reduced to $84.5 million in cash, subject to certain closing price adjustments and other customary closing conditions. On October 1, 2024, we closed the NRO Acquisition and paid $49.6 million to the sellers in cash, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note (as defined herein). We completed the final settlement with NRO in December 2024, which resulted in a final purchase price of $55.5 million.

As of December 31, 2024, the Central Weld Assets cover approximately 5,640 net leasehold acres, on and under approximately 6,000 gross acres and 63 gross proved undeveloped locations, all of which have approved well permits and 26 gross operated horizontal wells. Since the closing of the NRO Acquisition, we have added 14 additional gross proved undeveloped locations to the Central Weld Assets. Approximately 85% of the net leasehold of our Central Weld Assets are held by production and almost all of the acreage is leased from private landowners. The Central Weld Assets fee leases are burdened with average royalties of 20%. The remaining 15% of the Central Weld Assets acreage not held by production have varying expiration dates, some with options to extend ranging from one to three years. The leases can be held indefinitely by production. Unless production is established within the spacing units covering the undeveloped acreage, the leases for such acreage will eventually expire.

Development Plan and Permitting. We plan to begin executing the development plan of our Central Weld Assets at the end of the first quarter of 2025 by drilling 14 gross wells on the Rusch pad. We expect these wells to come online at the beginning of the third quarter of 2025. We then plan to drill seven gross wells on our Noble pad, which should come online in the third quarter of 2025. Additionally, we plan to drill up to a total of 57 gross wells in 2025 and up to 51 gross wells in 2026, with all proved undeveloped reserves scheduled to be converted to developed status within five years. Our drilling plan is based on current commodity prices, and an increase or decrease in commodity prices could impact the number of wells we actually drill.

There is no guarantee that our development plan will result in the successful production of economic quantities of oil and natural gas. Prior to the Shelduck wells, we had no operating history of drilling successfully producing oil and natural gas wells. Our development plan is based on assumptions from management’s prior experience and such experience may not be indicative of the success of our development plans. We have historically incurred significant losses and experienced negative cash flow and have not generated any revenue related to the exploration and production of oil and natural gas assets to date.

Ensuring that permits are received in a timely manner is critical to our development plan. As of December 31, 2024, all 63 of the 77 gross undeveloped Central Weld Asset locations are WOGLA approved and CECMA approved and permitted. For more information regarding regulations affecting our permitting, refer to Regulation of the Oil and Natural Gas Industry—Related Permits and Authorizations.

Reserves

Our reserve estimates as of December 31, 2024, are based on a reserve report prepared by Cawley, Gillespie & Associates Inc. (“CG&A”) in accordance with the rules and regulations of the SEC in Regulation S-X, Rule 4-10, and do not include probable or possible reserves. All of our proved reserves presented below are located in the DJ Basin. Additionally, we did not have any estimated proved reserves as of December 31, 2023.

Our estimated proved reserves and the related net revenues were determined using the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December (“SEC Prices”). The SEC Prices are adjusted for treating costs and/or crude quality and gravity corrections. For the year ended December 31, 2024, SEC Prices, inclusive of adjustments, used in the calculations were $74.63 per Bbl of oil, $1.60 per Mcf of natural gas, and $21.63 per Bbl of NGLs.

The following table presents our estimated proved reserves by category as of December 31, 2024:

	Oil (MBbls)	Natural Gas (MMcf)	NGLs (MBbls)	MBoe (1)	PV-10	Standardized Measure
					(In thousands)
Proved developed producing	1,967	4,887	600	3,382
Proved developed non-producing	1,782	4,419	536	3,054
Total proved developed	3,749	9,306	1,136	6,436
Proved undeveloped	10,594	31,932	3,767	19,683
Total proved	14,343	41,238	4,903	26,119	$303,159	$255,142

(1)	Assumes a ratio of 6 MMcf of natural gas per MBoe.

Reconciliation of Standardized Measure to PV-10

PV-10 is a financial measure not presented in accordance with U.S. GAAP. PV-10 is derived from the Standardized Measure of Discounted Future Net Cash Flows (“Standardized Measure”), which is the most directly comparable GAAP financial measure for proved reserves. PV-10 is a computation of the Standardized Measure on a pre-tax basis and is equal to the Standardized Measure at the applicable date, before deducting future income taxes discounted at 10%. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of the applicable crude oil, natural gas, and NGLs properties. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the Standardized Measure, or after-tax amount, because it presents the discounted future net cash flows attributable to our reserves before considering future corporate income taxes and our current tax structure. While the Standardized Measure is dependent on the unique tax situation of each company, PV-10 is based on prices and discount factors that are consistent for all companies.

The following table provides a reconciliation of the Standardized Measure to the PV-10 of our estimated proved reserves for the period presented:

Year Ended December 31, 2024
(In thousands)
Standardized Measure	$255,142
Present value of future income taxes discounted at 10%	48,017
PV-10	$303,159

Proved Developed Reserves

Proved developed oil and natural gas reserves are reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

The following table presents the changes in our estimated proved developed reserves during the year ended December 31, 2024:

Total (MBoe)
Proved developed reserves as of January 1, 2024	—
Acquisitions of reserves	6,606
Production	(170)
Proved developed reserves as of December 31, 2024	6,436

As of December 31, 2024, our estimated proved developed reserves are 6.4 MMBoe, which are comprised of the proved developed reserves acquired in the NRO Acquisition, which closed on October 1, 2024.

Proved Undeveloped Reserves

PUD oil and natural gas reserves are reserves which are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. PUD reserves on undrilled acreage are limited to those directly offsetting development spacing areas which are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productivity at greater distances

The following table presents the changes in our estimated PUD reserves during the year ended December 31, 2024:

Total (MBoe)
Proved undeveloped reserves as of January 1, 2024	—
Converted to proved developed reserves	(2,819)
Acquisitions of reserves	22,324
Revisions to previous estimates	178
Proved undeveloped reserves as of December 31, 2024	19,683

As of December 31, 2024, our estimated PUD reserves are 19.7 MMBoe, which includes reserve acquisitions of 22.3 MMBoe, approximately 19.7 MMBoe of which relate to the NRO Acquisition, which closed on October 1, 2024. The remaining acquired reserves were our Shelduck locations, which we acquired in February 2024 and began developing in August. These reserves were converted to proved developed non-producing by year end as a result of successful drilling efforts.

Management reviews all PUD reserves on an annual basis to ensure an appropriate plan for development exists. As per SEC rules, all of our PUD reserves are required to be converted to proved developed reserves within five years of the date they are first booked as PUD reserves, unless the reserves are associated with an existing producing zone. We expect that development costs associated with our estimated PUD reserves as of December 31, 2024 will require us to invest an additional $290.0 million for those reserves to be brought to production. Our ability to make the necessary investments to generate these cash inflows is subject to factors that may be beyond our control. Refer to Risk Factors - The development of our estimated PUD reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated PUD reserves may not ultimately be developed or produced.

Preparation of Reserves Estimates

Our proved reserve estimates as of December 31, 2024 have been prepared by CG&A, an independent Petroleum Reserve Evaluation Firm. No director, officer, or key employee of CG&A has any financial ownership in us or any of our affiliates. CG&A’s compensation for the preparation of its report is not contingent upon the results obtained and reported. CG&A has not performed other work for us or any of our affiliates that would affect its objectivity. The estimates of our reserves presented in the CG&A reserve report were overseen by W. Todd Brooker. Our full reserve report as of December 31, 2024, prepared by CG&A, should be read in its entirety, and is attached as Exhibit 99.1 to this Annual Report.

Mr. Brooker is the President of CG&A and has been an employee of CG&A since 1992. His responsibilities include reserve and economic evaluations, fair market valuations, expert reporting and testimony, field/reservoir studies, pipeline resource assessments, field development planning and acquisition/divestiture analysis. His reserve reports are routinely used for public company SEC disclosures. Prior to joining CG&A, Mr. Brooker worked in Gulf of Mexico drilling and production engineering at Chevron USA. Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science Degree in Petroleum Engineering. He is a registered Professional Engineer in the State of Texas (License #83462), and a member of the Society of Petroleum Engineers (“SPE”) and the Society of Petroleum Evaluation Engineers (“SPEE”).

CG&A was selected for their historical experience and geographic expertise in engineering similar resources. The technical and economic data used in the estimation of our reserves include, but are not limited to, lease positions, estimated working and net revenue interests, indicative drilling and completion costs, facility and pipeline costs, expected operating expenses and schedules for proposed drilling and permitting, as well as regional production, well information and directional surveys. Our independent reserve engineers use this technical data, together with standard engineering and geoscience methods, or a combination of methods, including performance analysis, volumetric analysis and analogy. The reserve volumes and their respective classifications and categorizations were estimated by performance methods, volumetric methods, analogy, or combination of methods. Performance methods generally included decline-curve analysis and material balance analysis where representative data was available. Volumetric estimates generally included a combination of geological and engineering interpretations, while analogy methods included reserve estimates from historical performance of similar wells and reservoirs in the field or nearby fields.

The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil, natural gas and NGLs that are ultimately recovered. Refer to Risk Factors— Our estimated oil, natural gas and NGLs reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in the reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves.

Internal Controls over Reserve Estimates and Reserve Estimation Procedures

We have assembled an internal technical team composed of reservoir engineers, geologists, land, and management members, which meet with the independent reserve engineers periodically during the period covered by the reserve reports to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for its properties such as ownership interest, oil and natural gas production, well data, commodity prices and operating and development costs.

The preparation of our proved reserve estimates is completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

●	review and verification of historical production data of offset operators, working interests, net revenue interest, lease operating statements, capital costs, severance and ad valorem taxes, which as of this filing, has been derived from data from offset third-party operators;
●	verification of property ownership by our land department;
●	overseeing the preparation of reserve estimates by our Executive Vice President of Operations;
●	review by our President of all of our reserves, including the review of all significant reserve changes and all new proved undeveloped reserves additions; and
●	direct reporting responsibilities and final approval by our Chief Executive Officer and President.

Qualifications of Technical Persons

Timothy Smith, our Senior Vice President of Engineering, works closely with CG&A to ensure the integrity, accuracy and timeliness of data furnished to our independent reserve engineers in their preparation of reserve estimates. Mr. Smith is primarily responsible for overseeing the preparation of both our internal and external reserve estimates. Mr. Smith is responsible for reservoir engineering, is a qualified reserve estimator and auditor and is primarily responsible for overseeing our independent reserve engineers during the preparation of our external reserve estimates. His professional qualifications meet or exceed the qualifications of reserve estimators and auditors set forth in the “Standards Pertaining to Estimation and Auditing of Oil and Natural Gas Reserves Information” promulgated by the Society of Petroleum Engineers. Mr. Smith’s qualifications include a Bachelor of Arts Degree in Geology from the University of Colorado at Boulder, a Master of Science Degree in Civil Engineering from Colorado State University, and a Master of Science Degree in Petroleum Engineering from the University of Southern California. Additionally, he has 15 years of practical experience in estimating and evaluating reserve information, the majority of which have included overseeing, estimating, and evaluating reserves and is a member of SPE.

Production, Average Sales Prices, and Production Costs

Our production volumes, average sales prices and average production costs are as follows:

	Years Ended December 31,
	2024	2023
Production:
Oil (MBbls)	96	—
Natural gas (MMcf)	245	—
NGL (MBbls)	33	—
Total production (MBoe)	170	—

Average sales price (excluding effects of derivatives):
Oil (per MBbls)	$68.60	$—
Natural gas (per MMcf)	$2.25	$—
NGL (per MBbls)	$24.03	$—
Average price (per MBoe)	$46.70	$—

Average lease operating expenses (per Boe)	$7.44	$—

For additional information, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Drilling Activity

The following table sets forth a summary of our operated development and exploratory drilling well activity for the year ended December 31, 2024. We did not have any development or exploratory drilling activities during the year ended December 31, 2023. Gross wells are the total number of wells we drilled in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Exploratory Wells		Development Wells (1)		Total
	Gross	Net	Gross	Net	Gross	Net
Productive wells (2)	—	—	8.0	6.33	8.0	6.33
Dry wells (3)	—	—	—	—	—	—

(1)	Development wells consist of wells completed and/or turned to sales during the period, regardless of when drilling was initiated.
(2)	A productive well is an exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas producing well. Productive wells are included in the table in the year they were determined to be productive, as opposed to the year the well was drilled. All of our drilled development productive wells have come online in February 2025.
(3)	A dry well is an exploratory or development well that is not a productive well. Dry wells are included in the table in the year they were determined not to be productive, as opposed to the year the well was drilled.

Productive Wells

Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and crude oil wells awaiting connection to production facilities. Gross wells are the total number of productive wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

The following table presents information about our productive wells as of December 31, 2024. We did not have any productive wells as of December 31, 2023.

	Oil		Natural Gas		Total		Operated
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Productive wells	8.0	6.33	8.0	6.33	8.0	6.33	8.0	6.33

Acreage

The following table sets forth certain information regarding the developed and undeveloped acreage in which we own a working interest as of December 31, 2024. Acreage related to royalty, overriding royalty, and other similar interests is excluded from this summary.

	Developed Acres		Undeveloped Acres		Total Acres
	Gross	Net	Gross	Net	Gross	Net
DJ Basin	6,147	5,738	30,748	18,031	36,895	23,769

Certain leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. Approximately 15,810 net acres, or 66%, of our total net acres may expire in the next three years if production is not established or if we do not extend lease terms. We intend to extend our strategic leases to the extent possible. Decisions to let certain leaseholds expire generally relate to areas outside of our core area of development or when the expirations do not pose material impacts to development plans or reserves.

The following table sets forth the undeveloped acreage, as of December 31, 2024, which will expire in the years indicated unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates.

	Expiring 2025		Expiring 2026		Expiring 2027		Expiring 2028 and Beyond
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
DJ Basin	2,345	1,451	19,640	11,640	5,866	2,720	2,896	2,221

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

Commodity Price Risks and Price Risk Management Activities

Production from our properties is marketed using methods that are consistent with industry practices. Sales prices for oil and natural gas production are negotiated based on factors normally considered in the industry, such as an index or spot price, price regulations, distance from the well to the pipeline, commodity quality and prevailing supply and demand conditions. In an effort to reduce the impact of price volatility, and in compliance with requirements under our Credit Facility Agreement (as defined below), we enter into derivative contracts to economically hedge a portion of our estimated production from our proved, developed, producing oil and natural gas properties against adverse fluctuations in commodity prices. By doing so, we believe we can mitigate, but not eliminate, the potential negative effects of decreases in oil and natural gas prices on our cash flows from operations. However, our hedging activity could reduce our ability to benefit from increases in oil and natural gas prices. Further, we could sustain losses to the extent our oil and natural gas derivative contract prices are lower than market prices and, conversely, we could recognize gains to the extent our oil and natural gas derivative contract prices are higher than market prices. For additional information, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Customers

We did not have any producing wells prior to the NRO Acquisition, which closed on October 1, 2024. Following the NRO Acquisition, during the fourth quarter of 2024, two of our largest customers accounted for approximately 80% and 15% of our oil, natural gas, and NGL revenues. Those same two customers accounted for approximately 78% and 20% of our accrued oil, natural gas, and NGL revenues. We do not believe the loss of any single purchaser would materially impact our operating results, as crude oil, natural gas, and NGL are fungible products with well-established markets and numerous purchasers.

Delivery Commitments

The Company does not have any delivery commitments as of December 31, 2024 or 2023.

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

International Events

International events, such as the conflict between Russia and Ukraine, the announcement of production curtailment by the Organization of the Petroleum Exporting Countries (“OPEC”) and the recent conflict in the Middle East, have contributed to increases and volatility in the prices for oil and natural gas. Such volatility, coupled with an increased cost of capital, due in part to rates of inflation and high interest rates, may lead to a more difficult investing and planning environment for us. These and other factors beyond our control could adversely affect the Company’s operations, earnings and cash flows for any period. Refer to Risk Factors— Oil, natural gas and NGLs prices are highly volatile. An extended decline in commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

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

In addition, governmental, scientific, and public concern over the threat of climate change arising from increasing global emissions of greenhouse gases (“GHGs”) has resulted in higher political and regulatory risks in the U.S., including climate change-related pledges made by certain administrations. During his administration, former President Biden issued several executive orders focused on addressing climate change, which may impact the costs to produce, or demand for, oil and natural gas. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the U.S.: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which established a roadmap to net zero emissions in the U.S. by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-carbon dioxide GHG emissions, such as methane and nitrous oxide. Given the directives issued by the current administration to withdraw the U.S. from the Paris Agreement on climate change, it is likely that these policies will be rescinded by the present administration.

Regulation of Production of Oil, Natural Gas, and NGLs

The production of oil, natural gas, and NGLs is subject to regulation under a wide range of local, state, and federal statutes, rules, orders, and regulations. Federal, state, and local statutes and regulations require, among other things, permits for drilling operations, drilling bonds, and reports concerning operations. Colorado, the state in which we own all of our properties, regulates drilling and operating activities by, among other things, requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. The laws of Colorado also govern a number of conservation matters, including provisions for the spacing and unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing and well density, and procedures for proper plugging and abandonment of wells and associated facilities. These regulations effectively identify well densities by geologic formation and the appropriate spacing and pooling unit size to effectively drain the resources. These regulations can have the effect of limiting the amount of oil, natural gas and NGLs that we can produce from our wells and limiting the number of wells or the locations where we can drill, although we can apply for exceptions to such regulations, including applications to increase well densities and reduce lease boundary setbacks to more effectively recover oil and natural gas resources. Moreover, Colorado imposes a production or severance tax with respect to the production and sale of oil, natural gas, and NGLs within its jurisdiction.

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

The federal Energy Policy Act of 2005 (“EPAct of 2005”) introduced significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EPAct of 2005 amended the NGA to add an anti-market manipulation provision that makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore, provides FERC with additional civil penalty authority. The EPAct of 2005 provided FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA and increased FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1,000,000 per violation per day, with such penalties adjusted regularly for inflation. For example, in January 2025, the maximum penalty increased to $1,584,648 per violation per day to account for inflation. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of the EPAct of 2005, and subsequently denied rehearing. The rules make it unlawful, in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly to: (1) use or employ any device, scheme, or artifice to defraud; (2) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering. However, it does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases, or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order 704, described below. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.

We are required to observe such anti-market manipulation laws and related regulations enforced by FERC under the EPAct of 2005 and those enforced by the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act, as amended (“CEA”), and CFTC regulations promulgated thereunder. The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce, as well as the market for financial instruments on such commodity, such as futures, options, or swaps. The CEA also prohibits knowingly delivering or causing to be delivered false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity. The CFTC also has statutory authority to seek civil penalties of up to the greater of approximately $1,487,712 (adjusted annually for inflation) or triple the monetary gain to the violator for violations of the anti-market manipulation sections of the CEA. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.

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

The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by permit. The EPA and the U.S. Army Corps of Engineers (the “Corps”) have issued rules attempting to clarify the federal jurisdictional reach over WOTUS since 2015, including the Navigable Waters Protection Rule during the first Trump administration, rules reverting back to the 1986 WOTUS definition during the Biden administration, and rules reinstating the pre-2015 definition in January of 2023. However, in May 2023, the Supreme Court decided Sackett v. EPA, which sharply curtailed the EPA’s and Corps’ jurisdictional reach by limiting the types of wetlands that fell under WOTUS. Sackett codified the definition of WOTUS as only geographical features that are described in ordinary parlance as “streams, oceans, rivers, and lakes” and to adjacent wetlands that are “indistinguishable” from those bodies of water due to a continuous surface connection. In September 2023, EPA and the Corps published a direct-to-final rule redefining WOTUS to amend the January 2023 rule and align with the decision in Sackett. The final rule eliminated the “significant nexus” test from consideration when determining federal jurisdiction and clarified that the CWA only extends to relatively permanent bodies of water and wetlands that have a continuous surface connection with such bodies of water. The final rule is currently subject to challenges in federal district courts. As such, uncertainty remains with respect to future implementation of the rule and any resulting litigation.

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

In June 2016, the EPA published final New Source Performance Standards (“NSPS”) at 40 CFR Part 60, Subpart OOOOa establishing new air emission controls for methane and volatile organic compound (“VOC”) emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities, as an iteration to the previous standards at Subpart OOOO. The EPA announced the latest iterations on these standards, Subpart OOOOb and OOOOc, on December 2, 2023. These rules require the phase-out of routine flaring of natural gas from new oil wells and routine leak monitoring at all well sites and compressor stations, as well as emissions standards for existing sources. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane from existing sources followed by three years from the plan submission deadline for existing sources to comply. The regulations are subject to legal challenge and will also need to be incorporated into the states’ implementation plans, which will need to be approved by the EPA in individual rulemakings that could also be subject to legal challenge. In addition, the new rules have been appealed by various parties and it is also possible that the new presidential administration will seek to revise or retract these rules. As a result, future implementation of the standards is uncertain at this time.

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

Regulation of GHG Emissions

In response to findings in 2009 that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the CAA, including rules requiring the monitoring and annual reporting of GHG emissions from large GHG emission sources in the U.S., including certain onshore and offshore natural gas, oil and NGL production sources, which include certain of our operations. An executive order, signed on January 20, 2025, instructed the EPA and other agency heads to brief the White House on the “legality and continuing applicability” of the 2009 endangerment findings. This could presage an attempt to void the 2009 findings, which, if successful, could result in voiding many of the EPA’s rules for GHG emissions.

The EPA in July 2023 issued a proposed rule to expand the scope of its Greenhouse Gas Reporting Program for certain petroleum and natural gas facilities. The proposed rule would make the reach of the program both broader and more granular, creating reporting obligations for a wider set of methane and other gas emissions events and requiring increased technical detail for certain other preexisting reporting obligations. The rule was finalized in May of 2024 with an effective date of January 1, 2025. This rule could raise our costs of regulatory compliance.

In addition, the SEC issued a final rule in March 2024 that would mandate disclosure of climate-related risks, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. Smaller reporting companies will be required to incorporate discussion of these risks in filings beginning in fiscal year 2027 and will not be required to report GHG emissions data. Large accelerated filers and accelerated filers will be required to incorporate such discussion in fiscal years 2025 and 2026, respectively, as well as disclose Scope 1 and 2 GHG emissions, if material, in fiscal years 2026 and 2027, and provide third party attestation reports related to such emissions beginning in fiscal years 2029 and 2031. However, this rule has been challenged and, on February 11, 2025, the Acting Chairman of the SEC stated that the commission will pause litigation on this rule.

Also, the United Nations-sponsored Paris Agreement calls for countries to set their own GHG emissions targets and be transparent about the measures each country will take to achieve its GHG emissions targets. However, the Paris Agreement does not impose any binding obligations on its participants. Former President Biden recommitted the U.S. to the Paris Agreement and, in April 2021, announced a goal of reducing the U.S.’ emissions by 50-52% below 2005 levels by 2030. Incremental reduction measures have been agreed to at subsequent meetings, Conference of the Parties (“COP”) 26 held in Glasgow in November 2021, COP27 held in Sharm-El Sheik in November 2022, COP28 held in Dubai in November to December 2023 and COP29 held in Baku in November 2024. Relatedly, the U.S. and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector, which was reaffirmed at COP27. However, on January 20, 2025, President Trump signed an executive order to start the process of withdrawing the U.S. from the Paris Agreement. This signals that the U.S. will also not provide funding or otherwise adhere to the nonbinding commitments made in subsequent COPs.

In addition, the Inflation Reduction Act of 2022 (the “IRA”), signed by former President Biden in August 2022, provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a methane emissions reduction program that amends the CAA to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. On November 18, 2024, the EPA published a final rule imposing a charge for “waste methane” emissions from the oil and gas sector. The amount of the charge is $900 per metric ton of methane emitted in 2024, $1,200 per metric ton for emissions in 2025 and $1,500 per metric ton for 2026 and beyond. This rule may result in significant costs for our operations. On February 4, 2025, a joint resolution was proposed to void this rule under the Congressional Review Act. Even if the joint resolution is approved, it may not eliminate the waste methane fee because the fee was mandated by the IRA.

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

Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other extreme climatic events; if any such effects were to occur, they could have an adverse effect on our operations.

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

From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Meanwhile, the regulation of hydraulic fracturing has continued at the state level. For example, Colorado has promulgated rules that require oil and natural gas operators to disclose the volume of water and all chemicals used during the hydraulic fracturing process to an online registry.

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

State Laws

Our properties located in Colorado are subject to the authority of the CECMC, as well as other state agencies. Over the past several years, the CECMC has approved new rules regarding various matters, including wellbore integrity, hydraulic fracturing, well control, waste management, spill reporting, spacing of wells and pooling of mineral interests, and an increase in potential sanctions for CECMC rule violations. We do not believe that any of these CECMC rules will affect us in a way that materially differs from the way they will affect other oil and natural gas producers, gatherers, and marketers with which we compete.

In April 2019, Colorado Senate Bill 19-181 (SB 181) became effective, which substantially changes the state’s regulation of oil and natural gas exploration and production activities. SB 181 changed the CECMC’s mission from “fostering” responsible and balanced development “consistent with protection” of public health and the environment to “regulating” development “to protect” public health and the environment. SB 181 also instituted several state-wide regulatory changes, namely it: (i) changed Colorado’s statutory pooling provisions to require an applicant to own, or obtain the consent of, more than 45% of the applicable working or mineral interest, whereas previously the consent of only one mineral interest owner was required; (ii) requires that, after production is established, an applicant must pay force-pooled working or mineral interest owners a 16% royalty on oil production and a 13% royalty on gas production; (iii) changed state pre-emption law to afford local governments greater control over oil and natural gas siting; and (iv) initiated a comprehensive rulemaking to amend CECMC’s rules consistent with the agency’s revised mission.

Among the most significant changes under SB 181 was the aforementioned provision giving local governments greater control over facility siting and surface impacts associated with oil and natural gas development. Whether an applicable local government determines to implement regulatory changes is optional, but if changes are adopted, the resulting regulations may be stricter than state requirements. Further, local governments can inspect oil and natural gas operations and impose fines for leaks and spills. Regulation in the municipalities and areas where we operate could result in increased costs, delays in securing permits and other approvals related to our operations, and otherwise materially impact our ability to operate and drill new wells in the areas where we hold oil and natural gas interests.

The CECMC has adopted significant additional regulations to implement SB 181. The legislation mandated CECMC rulemaking on environmental protection, facility siting, cumulative impacts, flowlines, wells that are inactive, temporarily abandoned or shut-in, financial assurance, wellbore integrity, and application fees. In November 2022, the CECMC completed a rulemaking on flowlines and wells that are inactive, temporarily abandoned, or shut-in and completed a rulemaking on wellbore integrity in June 2020. In January 2021, the results of a major rulemaking took effect addressing a wide range of topics, including facility siting, cumulative impacts, development approvals, asset transfers, pollution standards, hearings and variances, groundwater monitoring, underground injection control and enhanced recovery wells, venting and flaring restrictions, spill reporting, cleanup responsibility, and wildlife protection. Those rules apply to permit applications pending on, or submitted after, the date the rule became effective, and generally to operations occurring on or after that date. The CECMC has also issued rules on financial assurance, application fees, and high-priority habitat. The financial assurance rule increased the amounts that operators are required to provide as a surety bond to ensure that wells will be properly plugged and abandoned at the end of their lifecycle. Most recently, the CECMC is considering a draft rulemaking regarding the cumulative impacts of oil and natural gas operations, including increased scrutiny on a project’s proximity to other industrial sites, residential and school areas, DI communities, and “cumulatively impacted communities.” The draft rules would also set GHG emissions intensity targets for oil and natural gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas. Depending on how these and any other new rules are applied and enforced, they could add substantial increases in well costs for our Colorado operations. The rules could also impact our ability to operate and extend the time necessary to obtain drilling permits, which would create substantial uncertainty about future development plans.

SB 181 also required the CDPHE, in conjunction with the Air Quality Control Commission (“AQCC”), to undertake rulemaking efforts to minimize methane emissions and emissions of other hydrocarbons, volatile organic compounds and nitrogen oxides associated with certain oil and natural gas facilities. The CDPHE and AQCC adopted more stringent standards for leak detection and repair inspection frequency, pipeline and compressor station inspection and maintenance frequencies, and for reducing emissions from pneumatic devices. In December 2019, the AQCC also expanded storage tank control and loadout control requirements. The legislation also grants the CDPHE and AQCC regulatory authority over a broad range of oil and natural gas facilities during pre-production activities, drilling, and completion.

On December 20, 2024, the CDPHE adopted new rules to reduce GHG emissions from midstream oil and gas operations that the agency touted as “first-of-its-kind.” Under these rules, midstream operators must capture and recover hydrocarbon emissions from activities such as pipeline pigging and blowdown of equipment. These new requirements may increase overall costs for the oil and gas industry in Colorado. It is possible that the CDPHE will propose additional rules to reduce emissions from other segments of the oil and gas sector.

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

For example, when obtaining a permit for new multi-well pads, the State of Colorado Oil and Gas Development Plans (“OGDP”) approval process may be pursued concurrently with the county approval process. Thirty days prior to the initial filing for a permit, we are required to provide notice to relevant local government authorities, proximate local governments and schools within 2,000 feet of our proposed site. Following such notice, a development plan may be filed, subject to potential requests for hearings and consultation, with such process lasting on average between 90 and 150 days. Upon approval by state authorities, a development plan will be subject to a 30-day public comment period (or 45 days in the case of a plan contemplating drilling within 2,000 feet of a DI community), with such period subject to extension at the discretion of state authorities. Upon completion of the public comment period, the CECMC Director will make a recommendation to approve, approve with conditions of approval, or deny the development plan. The CECMC will then hold a hearing to determine whether to approve, deny or stay an application 7 to 14 days after the recommendation of the CECMC Director. If the development plan is approved, drilling on the applicable pad may commence after a 60- to 90-day wellbore permitting administrative process.

Concurrent with the state approval process, the WOGLA application for construction of improvements related to oil and gas exploration and production in Weld County, Colorado, will be subject to approval by the Weld County Oil and Gas Energy Department. Prior to the application, a meeting hosted by Weld County will review all alternate locations within the development area attended by all other relevant state and local regulatory agencies. Following the pre-application meeting, a 30-day notice is submitted to Weld County stating a WOGLA application will be filed. Subsequently, a WOGLA application may be filed with a public intervention period occurring 20 days prior to a hearing. The hearing for WOGLA applications is scheduled for a minimum of 45 days from the date of submission. The Weld County hearings officer will hear the WOGLA applications for approval, and upon such approval, an order will be issued and a grading permit application must be filed prior to construction upon location.

Related Insurance

We maintain insurance against some risks associated with above or underground contamination that may occur as a result of these activities. However, this insurance is limited to activities at the well site and there can be no assurance that this insurance will continue to be commercially available or that this insurance will be available at premium levels that justify its purchase by us. The occurrence of a significant event that is not fully insured or indemnified against could have a materially adverse effect on our financial condition and operations.

Cryptocurrency Mining

In 2023, we generated all of our revenue through our cryptocurrency mining activities from assets we acquired in the Merger. On January 23, 2024, we closed the Crypto Sale in which we sold all of our Mining Equipment and the Atlas MSA. Refer to Recent Developments—Sale of Crypto Assets. Accordingly, we do not currently have and do not expect to have any cryptocurrency mining operations in the future. Following the Crypto Sale, our exposure to the market prices of cryptocurrencies is limited to the ability of the Crypto Purchaser to pay the deferred purchase price pursuant to the Crypto Divestiture Agreement. Refer to Recent Developments—Sale of Crypto Assets, Risk Factors—We may not realize the full benefit of the Crypto Sale for a variety of reasons, including the inability of the Crypto Purchaser to pay the Deferred Purchase Price due to a decrease in the price of Bitcoin or the actions of third parties and the Crypto Divestiture Agreement.

Pre-Merger cryptocurrency mining activities during 2022 consisted of participation in mining pools that pooled the resources of groups of miners and split cryptocurrency rewards earned according to the “hashing” capacity each miner contributes to the mining pool. Pre-Merger, Creek Road ceased cryptocurrency mining operations in mid-2022, and reinitiated such operations upon entering into the Atlas MSA in February 2023, pursuant to which Atlas hosted, operated, and managed the Mining Equipment, and we received payment in U.S. dollars for the daily net mining revenue representing the dollar value of the cryptocurrency award generated less power and other costs. Under the Atlas MSA, we did not own, control or take custody of any Bitcoin produced by the Mining Equipment. Instead, Atlas, as service provider, retained all Bitcoin rewards, deducted a hosting service fee from the monthly total mined currency produced by our miners and remitted the net proceeds of the mined currency to us in cash. The Merger was accounted for as a reverse asset acquisition; as a result, our cryptocurrency mining operations are reported as commencing on May 3, 2023, concurrent with the Merger, and prior revenues and expenses of Creek Road related to cryptocurrency mining activities are not presented in Part II. Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations or the accompanying financial statements.

Intellectual Property

We do not currently own any intellectual property.

Employees

As of December 31, 2024, we employed 19 full-time employees. We have never experienced a work stoppage, and believe we maintain positive relationships with our employees.

Offices

As of December 31, 2024, we have leased office space in Houston, Texas, where our principal offices are located, and in Denver, Colorado.

Available Information, Website and Availability of Public Filings

Our principal executive offices are located at 55 Waugh, Suite 400, Houston, Texas 77007. We also maintain an office in Denver, Colorado. Our website is located at www.prairieopco.com.

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

Information on our website is not incorporated into this Annual Report or our other filings with the SEC and is not a part of them.

Our common stock is listed and traded on the Nasdaq Capital Market under the symbol “PROP.”

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

Our risk factors can be broadly summarized by the following categories:

●	Risks Related to our E&P Assets
●	Risks Related to the Bayswater Acquisition
●	Risks Related to the Company
●	Risks Related to the Ownership of our Common Stock

While not an exhaustive list, the principal risks that we believe could adversely affect our business, financial condition or results of operations include:

●	Other than the Genesis Bolt-on Assets, the Genesis Assets currently have no producing properties and there is no assurance that we will be able to successfully drill producing wells. If the Genesis Assets are not commercially productive of crude oil or natural gas, any funds spent on exploration and production may be lost;
●	The development of our estimated PUD reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated PUD reserves may not ultimately be developed or produced;
●	We have a limited history of drilling producing oil and natural gas wells and there can be no assurance that we will successfully establish oil and natural gas operations or profitably produce oil, natural gas or NGLs;
●	Oil, natural gas and NGLs prices are highly volatile. An extended decline in commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments;
●	Our plan to develop and operate our existing and future E&P assets will require substantial additional capital, which we may be unable to raise on acceptable terms or at all in the future;
●	We have entered into hedging arrangements to hedge a significant portion of oil and natural gas production and are therefore exposed to fluctuations in the price of oil, natural gas and NGLs and will be affected by continuing and prolonged declines in such prices. Any future hedging activities we may engage in may result in financial losses or could reduce our income;
●	Drilling for and producing oil and natural gas wells is a high-risk activity with many uncertainties that could adversely affect our business, financial condition or results of operations;
●	We intend to pursue the development of our properties in the DJ Basin through horizontal drilling and completion. Horizontal development operations can be more operationally challenging and costly relative to vertical drilling operations;
●	Drilling locations that we decide to drill may not yield oil or natural gas in commercially viable quantities;
●	Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage;
●	Our future results of operations are highly dependent on our ability to find, develop or acquire additional reserves;
●	Our estimated oil, natural gas and NGLs reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in the reserve estimates or the underlying assumptions will materially affect the quantities and present value of our reserves;
●	We will face strong competition from other oil and natural gas companies;
●	Government regulation and liability for oil and natural gas operations may adversely affect our business and results of operations;
●	All of our E&P assets are located in the DJ Basin, making us vulnerable to risks associated with operating primarily in a single geographic area;
●	We may not consummate the Bayswater Acquisition on the terms currently contemplated, or at all;
●	We do not currently have sufficient funds or committed financing necessary to consummate the Bayswater Acquisition;

●	We may be unsuccessful in integrating the Bayswater Assets or in realizing all or any part of the anticipated benefits of the Bayswater Acquisition;
●	Our acquisition of a significant portion of Bayswater’s working interests is subject to third-party consent. If such third party does not consent or our arrangement with Bayswater with respect to such working interests pursuant to the Bayswater PSA is challenged, we will be unable to acquire such working interest as part of the Bayswater Acquisition without any adjustment to the purchase price and we may have limited recourse against Bayswater;
●	If we are successful in completing the Bayswater Acquisition, our level of indebtedness could adversely affect our business and financial condition and prevent us from fulfilling our debt obligations;
●	As a result of the Bayswater Acquisition and the NRO Acquisition, we anticipate that the scope and size of our assets, operations and business will substantially change. We cannot provide assurance that our expansion in size and integration and operation of the Bayswater Assets and Central Weld Assets will be successful;
●	We expect to incur significant transaction costs in connection with the Bayswater Acquisition, which may be in excess of those currently anticipated;
●	The Bayswater Acquisition may be completed on different terms from those contained in the Bayswater PSA;
●	The market price for our Common Stock following the Bayswater Acquisition, if consummated, may be affected by factors different from those that historically have affected or currently affect our Common Stock;
●	Securities class action and derivative lawsuits may be brought against us in connection with the Bayswater Acquisition, which could result in substantial costs;
●	We have historically incurred significant losses, and may be unable to generate profitability. Our ability to successfully operate and expand our business is dependent our ability to raise additional capital to support our drilling program on our existing assets;
●	We need to manage growth in operations to maximize our potential growth and achieve our expected revenues. Our failure to manage growth can cause a disruption of our operations that may result in the failure to generate revenues at levels we expect;
●	We depend on the services of a small number of key personnel, and may not be able to operate and grow our business effectively if we lose their services or are unable to attract qualified personnel in the future;
●	Acquisitions, joint ventures or similar strategic relationships may disrupt or otherwise have a material adverse effect on our business and financial results;
●	There may be conflicts of interest between certain of our officers and directors and our non-management stockholders;
●	Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our Company and have a material adverse effect on our business and stock price;
●	We may not be able to use a portion of our net operating loss carryforwards and other tax attributes to reduce our future U.S. federal and state income tax obligations, which could adversely affect our cash flows;
●	The conversion or exercise, as applicable, of the outstanding Series D Preferred Stock, Series D PIPE Warrants, Series E PIPE Warrants, Exok Warrants, Subordinated Note Warrants, and Merger Options could substantially dilute your investment and adversely affect the market price of our Common Stock;
●	Our Board of Directors has broad discretion to issue additional securities, and in order to raise sufficient funds to expand our operations, we may have to issue securities at prices which may result in substantial dilution to our stockholders;
●	If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our Common Stock or if our operating results do not meet their expectations, our stock price could decline;
●	Insiders have substantial control over the Company, and they could delay or prevent a change in our corporate control even if our other stockholders want it to occur;
●	The trading price of our Common Stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control;
●	Future sales of our Common Stock, or the perception that such future sales may occur, may cause our stock price to decline; and
●	We have not paid cash dividends in the past and do not expect to pay cash dividends in the foreseeable future. Any return on your investment may be limited to increases in the market price of our Common Stock.

The foregoing factors should not be construed as exhaustive. This summary of risk factors should be read in conjunction with the more detailed risk factors below.

Risks Related to our E&P Assets

Other than the Genesis Bolt-on Assets, the Genesis Assets currently have no producing properties and there is no assurance that we will be able to successfully drill producing wells. If the Genesis Assets are not commercially productive of crude oil or natural gas, any funds spent on exploration and production may be lost.

All of the Genesis Assets, other than the Genesis Bolt-on Assets, are in the pre-production stage and there is no assurance that we will be able to obtain the requisite permits to begin drilling or successfully drill producing wells. The Genesis Assets, other than the Genesis Bolt-on Assets, are not currently connected to the electrical grid or transportation, nor have we engaged service providers or contractors, necessary for the productive development of the assets and there is no assurance that we will be able to obtain the electrification, transportation or services necessary at economic costs, if at all. We are dependent on establishing sufficient reserves at the Genesis Assets for additional cash flow and a return of our investment. If the Genesis Assets are not economic, all of the funds that we have invested, or will invest, will be lost. In addition, the failure of the Genesis Assets to produce commercially may make it more difficult for us to raise additional funds in the form of additional sale of our equity securities or working interests in other property in which we may acquire an interest.

The Central Weld Assets currently have both producing and undeveloped properties and there is no assurance that we will be able to further develop and exploit the producing properties or successfully drill producing wells. If we are unable to further develop and exploit the producing properties or drill producing wells, any funds spent on the NRO Acquisition or in the exploration, development and production of the Central Weld Assets may be lost.

Certain of the Central Weld Assets are producing, permitted properties and certain of the Central Weld Assets are undeveloped. There is no assurance that we will be able to further develop and exploit the producing properties or successfully drill producing wells of the undeveloped properties, and we will be dependent on further developing, exploiting and establishing sufficient reserves at the Central Weld Assets for additional cash flow and a return of our investment. If we are unable to further develop or exploit the Central Weld Assets or if the Central Weld Assets are not economic, all of the funds that we have invested, or will invest, will be lost. In addition, the failure of the Central Weld Assets to further produce commercially may make it more difficult for us to raise additional funds in the form of additional sales of our equity securities or working interests in other property in which we may acquire an interest.

The development of our estimated PUD reserves may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated PUD reserves may not ultimately be developed or produced.

All of the reserves attributable to the Genesis Assets, other than the Genesis Bolt-on Assets, are undeveloped as of December 31, 2024. Development of proved undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or decreases in commodity prices will reduce the value of our estimated PUD reserves and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could require us to reclassify our PUDs as unproved reserves.

We have a limited history of drilling producing oil and natural gas wells and there can be no assurance that we will successfully establish oil and natural gas operations or profitably produce oil, natural gas or NGLs.

We have a limited history of successfully drilling producing oil and natural gas wells and successfully producing hydrocarbons. Oil and natural gas exploration and production has a high degree of risk. The future development of a significant portion of our properties will require obtaining permits and financing. As a result, we are subject to all of the risks associated with establishing new drilling operations and business enterprises, including, among others:

●	the need to obtain necessary environmental and other governmental approvals and permits, the timing and conditions of those approvals and permits, and litigation concerning those approvals and permits;
●	the availability and cost of funds to finance the drilling and development of our properties;

●	the timing and cost, which can be considerable, of the supporting infrastructure to our oil and natural gas drilling operations;
●	the ability to obtain midstream offtake capacity for our future oil and natural gas production;
●	drainage resulting from the development of offsetting properties from other operators in the area;
●	commodity prices and our ability to find suitable customers for our future production;
●	inflation and potential increases in costs of labor, power, supplies, services and other support; and
●	the availability of skilled labor and equipment to support our drilling operations.

There is no assurance that our drilling activities will result in the successful production of oil, natural gas or NGLs. Moreover, there is no assurance that even if we are able to successfully produce oil, natural gas or NGLs that such production would be economical for commercial production. Oil and natural gas production is dependent upon a number of factors and significantly influenced by the technical skill of our operations personnel involved. The commercial viability of our possible future production is also dependent upon a number of factors which are beyond our control, including the quality of our oil, natural gas and NGLs, commodity prices, government policies and regulation, and environmental protection requirements. There is no certainty that the expenditures that have been made and may be made in the future by us related to the acquisition and development of our properties will result in commercially viable production and our past and future expenditures may be partially or entirely lost.

Since we have a limited operating history related to the exploration and production of oil and natural gas assets, investors have no basis to evaluate our ability to operate profitably as an E&P business.

We have generated limited revenue in the exploration and production of oil and natural gas assets to date which, following the Crypto Sale, is our sole business segment. We face many of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and competition. There is no assurance that our business will be successful or that we can ever operate profitably. We may not be able to effectively manage the demands required of a new business, such that we may be unable to implement our business plan or achieve profitability.

Oil, natural gas and NGLs prices are highly volatile. An extended decline in commodity prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

Following the acquisition and development of our existing and future E&P assets, our revenues, profitability and cash flows will depend upon the prices for oil, natural gas and NGLs. The prices we may receive for oil, natural gas and NGLs production are volatile and a decrease in prices can materially and adversely affect our financial results and impede our growth, including our ability to maintain or increase our borrowing capacity, to repay current or future indebtedness and to obtain additional capital on attractive terms. Changes in oil, natural gas and NGLs prices have a significant impact on the amount of oil, natural gas and NGLs that we can produce economically, the value of our reserves and on our cash flows. Historically, world-wide oil, natural gas and NGLs prices and markets have been subject to significant change and may continue to change in the future. During the year ended December 31, 2024, the average West Texas Intermediate spot price was $76.63, as compared to an average price of $77.58 for the year ended December 31, 2023. The average Henry Hub natural gas spot price during the year ended December 31, 2024 was $2.19, as compared to an average of $2.53 for the year ended December 31, 2023.

Prices for oil, natural gas and NGLs may fluctuate widely in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, such as:

●	the domestic and foreign supply of and demand for oil, natural gas and NGLs;
●	the price and quantity of foreign imports of oil, natural gas and NGLs;
●	the ability of and actions taken by the Organization of the Petroleum Exporting Countries (“OPEC”) and Russia (together with OPEC and other allied producing countries, “OPEC+”) and other oil-producing nations in connection with their arrangements to maintain oil prices and production controls;
●	political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, the armed conflict in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage;
●	the proximity of our production to and capacity of oil, natural gas and NGLs pipelines and other transportation and storage facilities;
●	the level of consumer product demand;
●	the value of the dollar relative to the currencies of other countries;
●	the impact of energy consumption, supply, and conservation policies and activities by governmental authorities, international agreements, and non-governmental organizations to limit, restrict, suspend or prohibit the performance or financing of oil, natural gas and NGLs exploration, production, development or marketing activities;
●	U.S. and non-U.S. governmental regulations, including tariffs, environmental initiatives, and taxation;
●	overall domestic and global economic conditions;
●	the impact on worldwide economic activity of an epidemic, outbreak or other public health events;
●	the price and availability of alternative fuels;
●	technological advances affecting energy consumption, energy conservation and energy supply;
●	stockholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil, natural gas and NGLs to minimize emissions of carbon dioxide, a greenhouse gas; and
●	weather conditions.

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

Our future capital requirements will depend on many factors, including:

●	the scope, rate of progress and cost of our exploration, appraisal, development and production activities;
●	oil and natural gas prices;

●	our ability to obtain the requisite permits and approvals to begin drilling, and potential litigation related to obtaining such permits and approvals;
●	our ability to locate and acquire hydrocarbon reserves;
●	our ability to produce oil or natural gas from those reserves;
●	the terms and timing of any drilling and other production-related arrangements that we may enter into;
●	the cost and timing of governmental approvals and/or concessions; and
●	the effects of competition by larger companies operating in the oil and natural gas industry.

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

We have entered into hedging arrangements to hedge a significant portion of oil and natural gas production and are therefore exposed to fluctuations in the price of oil, natural gas and NGLs and will be affected by continuing and prolonged declines in such prices. Any future hedging activities we may engage in may result in financial losses or could reduce our income.

Oil, natural gas, and NGL prices are volatile, therefore, we hedge a significant portion of oil and natural gas production to reduce our exposure to adverse fluctuations in these prices. Our current derivative arrangements consist of crude oil and natural gas swaps but we could enter into additional derivative arrangements including swaps, collars and other instruments. Derivative arrangements could expose us to the risk of financial loss in some circumstances, including when: (i) production is less than the volume covered by the derivative instruments; (ii) the counterparty to the derivative instrument defaults on its contract obligations; or (iii) there is an increase in the differential between the underlying price in the derivative instrument and actual prices received. These types of derivative arrangements may limit the benefit we would receive from increases in the prices for oil and natural gas and may expose us to cash margin requirements. If oil, natural gas and NGL prices upon settlement of derivative swap contracts exceed the price at which commodities have been hedged, we will be obligated to make cash payments to counterparties, which could, in certain circumstances, be significant.

Drilling for and producing oil and natural gas wells is a high-risk activity with many uncertainties that could adversely affect our business, financial condition or results of operations.

Drilling oil and natural gas wells, including development wells, involves numerous risks, including the risk that we may not encounter commercially productive oil, natural gas and NGLs reserves (including “dry holes”). We must incur significant expenditures to drill and complete wells, the costs of which are often uncertain. It is possible that we will make substantial expenditures on drilling and not discover reserves in commercially viable quantities. Specifically, we often are uncertain as to the future cost or timing of drilling, completing and operating wells, and our drilling operations and those of our third-party operators may be curtailed, delayed or canceled. The cost of our drilling, completing and operating wells may increase and our results of operations and cash flows from such operations may be impacted, as a result of a variety of factors, including:

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

Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, access to gathering systems, limited takeaway capacity, or depressed natural gas and oil prices, the return on our investment in these areas may not be as attractive as anticipated. Further, as a result of any of these developments, we could incur material impairments of our oil and natural gas properties and the value of our undeveloped acreage could decline in the future.

Multi-well pad drilling and project development may result in volatility in our operating results.

We intend to utilize multi-well pad drilling and project development where practical. Project development may involve more than one multi-well pad being drilled and completed at one time in a relatively confined area. Wells drilled on a pad or in a project may not be brought into production until all wells on the pad or project are drilled and completed. Problems affecting one pad or a single well could adversely affect production from all of the wells on the pad or in the entire project. As a result, multi-well pad drilling and project development can cause delays in the scheduled commencement of production, or interruptions in ongoing production. These delays or interruptions may cause declines or volatility in our operating results due to timing as well as declines in oil and natural gas prices. Further, any delay, reduction or curtailment of our development and producing operations, due to operational delays caused by multi-well pad drilling or project development, or otherwise, could result in the loss of acreage through lease expirations.

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

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.

The terms of our oil and natural gas leases often stipulate that the lease will terminate if not held by production, rentals, or otherwise some form of an extension payment to extend the term of the lease. If production in paying quantities is not established on units containing leases during the next year, then approximately 1,451 net acres of our acreage will expire in 2025, approximately 11,640 net acres will expire in 2026, and approximately 4,941 net acres will expire in 2027 and thereafter. While some expiring leases may contain predetermined extension payments, other expiring leases will require us to negotiate new leases at the time of lease expiration. Further, existing leases which are currently held by production may unexpectedly encounter operational, political, regulatory, or litigation challenges which could result in their termination. It is possible that market conditions at the time of negotiation could require us to agree to new leases on less favorable terms to us than the terms of the expired leases or cause us to lose the leases entirely. If our leases expire, we will lose our right to develop the related properties.

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

Numerous uncertainties are inherent in estimating quantities of oil, natural gas and NGLs reserves. The process of estimating oil, natural gas and NGLs reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, including assumptions regarding future oil, natural gas and NGLs prices, subsurface characterization, production levels and operating and development costs. Our reserve estimates as of December 31, 2024 were prepared by CG&A. CG&A conducted a detailed review of our assets for the period covered by its reserve report using information provided by us.

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

We will face strong competition from other oil and natural gas companies.

We will encounter competition from other oil and natural gas companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major integrated oil and natural gas companies and numerous independent oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies that have been engaged in the oil and natural gas business much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. These companies may be able to pay more for exploratory projects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. Such competitors may also be in a better position to secure oilfield services and equipment on a timely basis or on favorable terms. These companies may also have a greater ability to continue drilling activities during periods of low oil and natural gas prices, such as the current commodity price environment, and to absorb the burden of current and future governmental regulations and taxation. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment.

Government regulation and liability for oil and natural gas operations may adversely affect our business and results of operations.

Our exploration, production and development activities are subject to extensive federal, state, and local government regulations, which may change from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds and other financial assurance, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas from wells below actual production capacity in order to conserve supplies of oil and natural gas. These laws and regulations may affect the costs, manner, and feasibility of our operations by, among other things, requiring us to make significant expenditures in order to comply and restricting the areas available for oil and natural gas production. Failure to comply with these laws and regulations may result in substantial liabilities to third-parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations, could have a material adverse effect on us, such as by imposing, penalties, fines and/or fees, taxes and tariffs on carbon that could have the effect of raising prices to the end user and thereby reducing the demand for our products.

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

Our operations are subject to federal, state and local laws and regulations related to environmental and natural resources protection and occupational health and safety, which may expose us to significant costs and liabilities and result in increased costs and additional operating restrictions or delays.

Our oil, natural gas and NGLs exploration, production and development operations are subject to stringent federal, state, local and other applicable laws and regulations governing worker health and safety, the release or disposal of materials into the environment or otherwise relating to environmental protection. Numerous governmental entities, including the EPA, the U.S. Occupational Safety and Health Administration, and analogous state agencies, including the CDPHE and the CECMC, have the power to enforce compliance with these laws and regulations. These laws and regulations may, among other things, require the acquisition of permits to conduct drilling; govern the amounts and types of substances that may be released into the environment; limit or prohibit construction or drilling activities in environmentally-sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require investigatory and remedial actions to mitigate pollution conditions; impose obligations to reclaim and abandon well sites and pits; impose seasonal limitations on our ability to conduct operations due to wildlife migration patterns or other similar concerns; and impose specific criteria addressing worker protection. Compliance with such laws and regulations may impact our operations and production, require us to install new or modified emission controls on equipment or processes, incur longer permitting timelines, restrict the areas in which some or all operational activities may be conducted, and incur significantly increased capital or operating expenditures, which costs may be significant. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability.

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

Certain interest groups generally opposed to the development of oil and natural gas, and hydraulic fracturing in particular, have from time to time advanced various options for ballot initiatives aimed at significantly limiting or preventing the development of oil and natural gas. For example, following the failure of several ballot initiatives to restrict oil and natural gas development, Colorado passed a law in April 2019 (Senate Bill 19-181) that, among other things, changes the mission of the CECMC from fostering oil and natural gas development to instead focus on environmental protection, directs the CECMC and various state agencies to consider new rules imposing stricter environmental controls on the oil and natural gas industry, and provides local governments with the authority to promulgate their own regulations on oil and natural gas development. Pursuant to this statutory change, the CECMC has issued new rules relating to the agency’s new mission—formerly “fostering” oil and natural gas development, now “regulating” it—including, among other things, increasing oil and natural gas setbacks to a minimum of 2,000 feet from schools and childcare facilities, prohibiting routine venting and flaring, and increasing wildlife protections. Additional rules will also address cumulative impacts through a new state regulatory program and will completely revise state permitting procedures. In May 2023, Colorado passed a law (House Bill 1294) that requires the CECMC to promulgate rules addressing cumulative impacts of oil and natural gas operations by April 28, 2024. CECMC is currently assessing draft rules pursuant to this law, which, if finalized as proposed, would require regulators to consider cumulative impacts of oil and natural gas operations in permitting decisions and increase scrutiny on the project’s proximity to other industrial sites, residential areas and school areas, DI communities, and “cumulatively impacted communities.” The draft rules would also set GHG emissions intensity targets for oil and natural gas operators and require regulators to consider such targets in their cumulative impacts analysis, as well as the potential to restrict operations during the summer in Ozone Nonattainment Areas. While the ultimate impact of the new Colorado laws and related rules is currently unknown, these laws or passage or enactment of other similar legislation could have a material adverse effect on our operations in Colorado.

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

Our oil and natural gas exploration, production, and development activities may be subject to a series of risks related to climate change and energy transition initiatives.

The threat of climate change continues to attract considerable attention in the U.S. and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG disclosure obligations and regulations that directly limit GHG emissions from certain sources. Former President Biden identified addressing climate change as a priority under his administration and issued executive orders related to that goal. For example, in January 2024, the Biden administration announced a temporary pause on the U.S. Department of Energy’s (“DOE”) review of pending applications for authorization to export LNG to countries that have not entered into free trade agreements (“FTAs”) with the U.S. (so-called non-FTA countries) until the DOE updates its underlying analyses for such authorizations using more current data to account for considerations like potential energy cost increases for consumers and manufacturers or the latest assessment of the impact of GHG emissions. While this pause may not directly impact our exploration, production and development activities, it may affect the demand for our products, which could have a material adverse effect on our business and financial position.

Also at the federal level, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and natural gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. In December 2023 the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rules are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, and the establishment of a “super emitter” response program that would allow third parties to make reports to the EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial.

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

States have also implemented or are considering implementing laws and regulations that would require climate-related disclosures, which could result in additional costs to comply with disclosure requirements as well as increase costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. From time to time, the SEC has also focused additional scrutiny on existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures were misleading or deficient. These ongoing regulatory actions and the emissions fee and funding provisions of the IRA could increase operating costs within the oil and natural gas industry and accelerate the transition away from fossil fuels, which could in turn adversely affect our business and results of operations.

At the international level, the United Nations-sponsored Paris Agreement, though non-binding, calls for signatory nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. In February 2021, former President Biden recommitted the U.S. to long-term international goals to reduce emissions, including those under the Paris Agreement. Former President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50 to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community convenes annually at the Conference of the Parties to negotiate further pledges and initiatives, such as the Global Methane Pledge (a collective goal to reduce global methane emissions by 30 percent from 2020 levels by 2030). The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the U.S.’ commitments under the Paris Agreement or other international agreements cannot be predicted at this time. In December 2023, at the 28th Conference of the Parties, the parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, though no timeline for doing so was set. While non-binding, the agreements coming out of these conferences could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for, and increase potential opposition to, the exploration and production of fossil fuels.

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

There are also increasing financial risks for oil and natural gas producers as certain shareholders, bondholders and lenders may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Certain institutional lenders who provide financing to fossil-fuel energy companies have shifted their investment practices to those that favor “clean” power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies in the short or long term. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. Additionally, there is also the possibility that financial institutions will be pressured or required to adopt policies that limit funding for fossil fuel energy companies. For example, in 2021 the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero by 2050. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding for fossil fuel energy companies. In late 2020, the Federal Reserve joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the Network for Greening the Financial System to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In September 2022, the Federal Reserve announced that six of the largest U.S. largest banks will participate in a pilot climate scenario analysis exercise, which took place throughout 2023, to enhance the ability of firms and supervisors to measure and manage climate-related financial risk. While we cannot predict what policies may result from these developments, such efforts could make it more difficult to secure funding for exploration and production business activities on favorable terms, or at all. Although there has been recent political support to counteract these initiatives, these and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Any material reduction in the capital available to us or our fossil fuel-related customers could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could reduce the demand for our products and services.

Our oil and natural gas exploration, production, and development activities may be subject to physical risks related to potential climate change impacts.

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

Our operations will include hydraulic fracturing activities. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the practice continues to attract considerable public, scientific and governmental attention in certain parts of the country, resulting in increased scrutiny and regulation, including by federal agencies. Many states have adopted rules that impose new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities. For example, Colorado requires the disclosure of chemicals used in hydraulic fracturing and recently extended setback requirements for drilling activities. Local governments may also impose, or attempt to impose, restrictions on the time, place, and manner in which hydraulic fracturing activities may occur. Some state and local authorities have considered or imposed new laws and rules related to hydraulic fracturing, including temporary or permanent bans, additional permit requirements, operational restrictions, and chemical disclosure obligations on hydraulic fracturing in certain jurisdictions or in environmentally sensitive areas. The EPA has also asserted federal regulatory authority over certain aspects of hydraulic fracturing. For example, in December 2023, the EPA issued final rules that update new source performance standard requirements and that will impose more stringent controls on methane and volatile organic compounds emissions from oil and natural gas development and production operations, including hydraulic fracturing and other well completion activity. Additionally, certain federal and state agencies have evaluated or are evaluating potential impacts of hydraulic fracturing on drinking water sources or seismic events. These ongoing studies could spur initiatives to further regulate hydraulic fracturing or otherwise make it more difficult and costly to perform hydraulic fracturing activities. Any new or more stringent federal, state, local or other applicable legal requirements such as presidential executive orders or state or local ballot initiatives relating to hydraulic fracturing that impose restrictions, delays or cancellations in areas where we plan to operate could cause us to incur potentially significant added costs to comply with such requirements or experience delays, curtailment, or preclusion from the pursuit of exploration, development or production activities.

Our planned oil, natural gas and NGLs exploration and production activities could be adversely impacted by restrictions on our ability to obtain water or dispose of produced water.

Our operations require water for our planned oil and natural gas exploration during drilling and completion activities. Our access to water may be limited due to reasons such as prolonged drought, private third party competition for water in localized areas or our inability to acquire or maintain water sourcing permits or other rights as well as governmental regulations or restrictions adopted in the future. For example, the Governor of Colorado recently signed into law HB 1242 which places restrictions on the use of fresh water for oil and natural gas operations and requires oil and natural gas operators to report their water use. Any difficulty or restriction on locating or contractually acquiring sufficient amounts of water in an economical manner could adversely impact our planned operations.

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

The ESA and comparable state laws protect endangered and threatened species and their habitats. Under the ESA, the U.S. Fish and Wildlife Service may designate critical habitat areas that it believes are necessary for survival of species listed as threatened or endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act of 1918. Such designations could require us to develop mitigation plans to avoid potential adverse effects to protected species and their habitats, and our oil and natural gas operations may be delayed, restricted or prohibited in certain locations or during certain seasons, such as breeding and nesting seasons, when those operations could have an adverse effect on the species. Moreover, the future listing of previously unprotected species as threatened or endangered in areas where we are operating in the future could cause us to incur increased costs arising from species protection measures or could result in delays, restrictions or prohibitions on our planned development and production activities.

Certain U.S. federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated as a result of future legislation.

From time to time, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including certain key U.S. federal income tax provisions currently available to oil and natural gas companies. Such legislative changes have included, but have not been limited to, (i) the repeal of the percentage depletion allowance for natural gas and oil properties, (ii) the elimination of current deductions for intangible drilling and development costs and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged with the enactment of the IRA, Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. Moreover, other more general features of any additional tax reform legislation, including changes to cost recovery rules, may be developed that also would change the taxation of oil and natural gas companies. It is unclear whether these or similar changes will be enacted in future legislation and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that currently are available with respect to oil and natural gas development or increase costs, and any such changes could have an adverse effect on our financial position, results of operations and cash flows.

Risks Related to the Bayswater Acquisition

We may not consummate the Bayswater Acquisition on the terms currently contemplated, or at all.

We may not consummate the Bayswater Acquisition, which is subject to a number of closing conditions. Satisfaction of some of these conditions is beyond our control. If these conditions are not satisfied or waived, the Bayswater Acquisition will not be completed. Certain of the conditions that remain to be satisfied include, but are not limited to:

●	the accuracy of the representations and warranties of each party (subject to specified materiality standards);
●	compliance by each party in all material respects with their respective covenants;
●	the absence of any government order that restrains or prohibits the Bayswater Acquisition; and
●	our ability to complete the New Credit Agreement.

As a result, the Bayswater Acquisition may not close as scheduled, or at all. Failure to complete the Bayswater Acquisition or any delays in completing the Bayswater Acquisition could have significant adverse impacts on our future business, including the following:

●	we will be unable to achieve the expected cash flow, production levels, drilling, operational efficiencies and other anticipated benefits from the Bayswater Acquisition, which could hinder our ability to fund our development and drilling plan;
●	we may experience negative reactions from the financial markets, including a negative impact on our stock price;
●	we may experience negative reactions from our current or future customers, distributors, suppliers, vendors, landlords, employees, joint venture partners and other business partners;
●	we will still be required to pay certain significant costs relating to the Bayswater Acquisition, such as legal, accounting, advisor and printing fees;
●	we may have foregone certain business opportunities, including other acquisitions and other aspects of our development plan, that, absent the Bayswater PSA, may have been pursued;
●	matters relating to the Bayswater Acquisition have required and continue to require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from other aspects of our development plan, our operations and the pursuit of other business opportunities that could have been beneficial to us; and
●	litigation that may arise as a result of any termination or delay in completion of the Bayswater Acquisition for failure to perform our obligations under the Bayswater PSA.

If the Bayswater Acquisition is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position and stock price.

We do not currently have sufficient funds or committed financing necessary to consummate the Bayswater Acquisition.

We intend to fund the Bayswater Acquisition with a combination of cash on hand, borrowings under our New Credit Agreement, and proceeds from one or more capital markets transactions, subject to market conditions and other factors. Accordingly, if these financing transactions are not completed, the consummation of the Bayswater Acquisition may be delayed or may not occur at all. If these financing transactions are not completed, we may be required to seek alternative financing arrangements to fund the Bayswater Acquisition, and such financing may not be available on favorable terms, or at all. If we are unable to secure the necessary financing to consummate the Bayswater Acquisition, we will unable to complete the Bayswater Acquisition, and thus, will not receive the anticipated benefits of the Bayswater Assets.

We may be unsuccessful in integrating the Bayswater Assets or in realizing all or any part of the anticipated benefits of the Bayswater Acquisition.

We believe that the Bayswater Acquisition will complement our growth strategy by providing operational and financial scale and increasing free cash flow. However, achieving these goals requires, among other things, realization of the targeted synergies expected from the Bayswater Acquisition and other recent acquisitions, and there can be no assurance that we will be able to successfully integrate the Bayswater Assets or other recently acquired assets or otherwise realize the expected benefits of the Bayswater Acquisition or such acquisitions. This growth and the anticipated benefits of the Bayswater Acquisition may not be realized fully, or at all, or may take longer to realize than expected. Difficulties in integrating the Bayswater Assets or other assets may result in the Company performing differently than expected, or in operational challenges or failures to realize anticipated efficiencies. Potential difficulties in realizing the anticipated benefits of the Bayswater Acquisition and other acquisitions include, but are not limited to, the following:

●	disruptions of relationships with customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners as a result of uncertainty associated with the Bayswater Acquisition;
●	difficulties integrating our existing assets and business with the Bayswater Assets in a manner that permits us to achieve the full revenue and cost savings anticipated from the Bayswater Acquisition;
●	the potential for unexpected costs, delays or challenges that may arise in integrating the Bayswater Assets into our existing assets and business;
●	limitations on our ability to realize any expected cost savings and operating synergies from the Bayswater Acquisition;
●	difficulties integrating vendors and business partners;
●	discovery of previously unknown liabilities following the Bayswater Acquisition for which we cannot receive reimbursement under any applicable indemnification provisions;
●	environmental, regulatory, permitting and similar matters;
●	performance shortfalls at the Company as a result of the diversion of management’s attention to integration efforts; and
●	disruption of, or the loss of momentum in, the Company’s ongoing business.

We have incurred, and expect to continue to incur, a number of costs associated with completing the Bayswater Acquisition and the related financing transactions. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the Bayswater Assets, may not initially offset integration-related costs or achieve a net benefit in the near term, or at all.

Our acquisition of a significant portion of Bayswater’s working interests is subject to third-party consent. If such third party does not consent or our arrangement with Bayswater with respect to such working interests pursuant to the Bayswater PSA is challenged, we will be unable to acquire such working interest as part of the Bayswater Acquisition without any adjustment to the purchase price and we may have limited recourse against Bayswater.

Our acquisition of a significant portion of Bayswater’s working interests is subject to the consent of a third-party operator. We and Bayswater have agreed to use commercially reasonable efforts to obtain all required consents with respect to our acquisition of the Bayswater Assets. However, we cannot assure you that we will be able to timely obtain such consent, if at all. If such third-party operator does not grant the necessary consent, the Bayswater PSA provides for a contractual arrangement pursuant to which we would be entitled to receive the economic benefits of such working interests. However, there can be no assurance that any such arrangement will not be challenged legally or by a third-party and, thus, that we will actually receive such economic benefits under these circumstances. The receipt of this third-party consent is not a closing condition to the Bayswater PSA and, in the event that such consent is not obtained or is challenged, the Bayswater PSA does not provide that the purchase price will be negatively adjusted. Moreover, our recourse against Bayswater may be limited under these circumstances. Consequently, we may not realize certain of the benefits of such working interests that are intended to be transferred to us as part of the Bayswater Acquisition and those benefits would be significant. The inability to transfer these working interests to us or failure to receive the economic benefits of such working interests, would have a significant adverse effect on our business, financial condition, results of operations and stock price.

If we are successful in completing the Bayswater Acquisition, our level of indebtedness could adversely affect our business and financial condition and prevent us from fulfilling our debt obligations.

In connection with the Bayswater Acquisition, on February 6, 2025, we entered into a commitment letter with Citi, as left lead arranger and the other joint lead arrangers party thereto, pursuant to which we received commitments, subject to certain conditions, to amend and restate the Credit Facility Agreement (as amended and restated, the “New Credit Agreement”), to, among other things, increase the borrowing base to up to $475.0 million as of the closing of the Bayswater Acquisition and extend the maturity date to a date up to four years after the closing date of the Bayswater Acquisition. Our Credit Facility Agreement contains, and we expect our New Credit Agreement will contain, certain covenants limiting our ability to pay dividends, incur indebtedness, grant liens, make acquisitions, make investments or dispositions, engage in transactions with affiliates and enter into hedging and derivative arrangements, as well as covenants requiring us to maintain certain financial ratios and tests. In addition, the borrowing base under these agreements is, and we expect will continue to be, subject to periodic review by our lenders. Difficulties in the credit markets may cause the banks to be more restrictive when redetermining the borrowing base.

Our indebtedness could adversely affect our business, financial condition, results of operations and cash flows, including, without limitation, impairing our ability to obtain additional financing for our drilling and development program, potential acquisitions, working capital, capital expenditures, debt service requirements or other general corporate purposes. In addition, we will have to use a substantial portion of our cash flow to pay principal, premium (if any) and interest on our indebtedness when due which will reduce the funds available to us for other purposes. Our level of indebtedness will also make us more vulnerable to economic downturns and adverse industry conditions, and may compromise our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors.

We cannot assure you that our diligence review of the Bayswater Acquisition has identified all material risks associated with the transaction. Additionally, following the consummation of the Bayswater Acquisition, if certain risks arise, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition and results of operations and stock price.

Before entering into the Bayswater PSA, we performed a due diligence review of Bayswater and the Bayswater Assets, which we believe to be generally consistent with industry practices. However, we cannot assure you that our due diligence review identified all material issues and our assessments of the Bayswater Assets and our estimates are inherently uncertain. As a result, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in losses. Even if our due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner that is inconsistent with our preliminary risk analysis. These risks that may not have arisen in the scope of our due diligence review of the Bayswater Assets, include, but are not limited to, title, production, environmental or other problems. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us following the completion of the Bayswater Acquisition or our Common Stock. In addition, charges of this nature may impair our ability to obtain future financing on favorable terms or at all. Moreover, we may have limited recourse against Bayswater for certain risks or liabilities incurred after the consummation of the Bayswater Acquisition. Accordingly, our stockholders following the Bayswater Acquisition could suffer a reduction in the value of their shares of Common Stock, and such stockholders are unlikely to have a remedy for such reduction in value.

Misrepresentations made to us by Bayswater in the Bayswater PSA could cause us to incur substantial financial obligations and harm our business.

If we were to discover that there were misrepresentations made to us by Bayswater in the Bayswater PSA regarding the Bayswater Assets, we would explore all possible legal remedies to compensate us for any loss, including our rights to indemnification under the Bayswater PSA. However, there is no assurance that legal remedies would be available or collectible. If such unknown liabilities exist and we are not fully indemnified for any loss that we incur as a result thereof, we could incur substantial financial obligations, which could materially adversely affect our financial condition and harm our business.

As a result of the Bayswater Acquisition and the NRO Acquisition, we anticipate that the scope and size of our assets, operations and business will substantially change. We cannot provide assurance that our expansion in size and integration and operation of the Bayswater Assets and Central Weld Assets will be successful.

We anticipate that the Bayswater Acquisition and the NRO Acquisition will substantially expand the scope and size of our business by adding substantial upstream oil, natural gas and NGLs assets and operations to our existing assets and operations. Prior to the Bayswater Acquisition and NRO Acquisition, our assets and operations primarily consisted of the Genesis Assets, which as of December 31, 2024, includes approximately 18,100 net leasehold acres in, on and under approximately 31,000 gross undeveloped acres, with 72 fully permitted undeveloped drilling locations and situated in a rural area of northern Weld County, Colorado. Our recently acquired Central Weld Assets include approximately 5,640 net leasehold acres in, on and under approximately 6,000 gross acres, 63 approved well permits and 26 operated horizontal wells as of December 31, 2024. The Bayswater Assets we expect to acquire in the Bayswater Acquisition include approximately 24,000 net leasehold acres in, on and under, approximately 27,800 gross acres and 22 fully permitted proven undeveloped drilling locations. Although we, Bayswater and NRO operate in many of the same regions of the DJ Basin, Bayswater and NRO’s operations focus more heavily on drilling and production of oil, natural gas and NGLs which require different operating strategies and managerial expertise than our current operations and are subject to additional or different regulatory requirements. Consequently, we may not be able to successfully integrate the Bayswater Assets and Central Weld Assets into our existing operations, successfully manage these assets or to realize the expected economic benefits of the Bayswater Acquisition and NRO Acquisition, which may have a material adverse effect on our business, financial condition and results of operations.

We may not achieve the perceived benefits of the Bayswater Acquisition and the market price of our Common Stock following such transaction may decline.

The market price of our Common Stock may decline as a result of the Bayswater Acquisition for a number of reasons, including if investors react negatively to the prospects of the Company’s business; the effect of the Bayswater Acquisition on our business and prospects is inconsistent with the expectations of our management or of financial or industry analysts; or we do not achieve the perceived benefits of the Bayswater Acquisition as rapidly or to the extent anticipated by our management or financial or industry analysts.

The reserve, production and other data and estimates with respect to the Bayswater Assets are based primarily on information provided by Bayswater. We have not yet verified these data and estimates and cannot assure you that actual results will not differ materially.

Bayswater has represented that the Bayswater Assets contain a specified number of net mineral and gross acres, gross and net wells as well as net horizontal well locations. Pro forma production is approximately 27,500 Boe/d and we expect production to increase to approximately 29,000 - 31,000 Boe/d for full year 2025 based on only current proved developed reserves, drilled uncompleted wells, permits, and our expected development plan, which assumes the completion of the Bayswater Acquisition.

However, none of the above information about Bayswater has been verified by us or our independent reserve engineers and could prove to be inaccurate, and in some instances materially so. We have limited recourse against Bayswater should any of these estimates or other data prove to be inaccurate. Likewise, we may not be able to achieve our 2025 production estimates. We cannot assure you that we will achieve the results estimated by us with respect to the Bayswater Assets.

We expect to incur significant transaction costs in connection with the Bayswater Acquisition, which may be in excess of those currently anticipated.

We have incurred and are expecting to continue to incur a number of non-recurring costs associated with negotiating and completing the Bayswater Acquisition, integrating the Bayswater Assets and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Bayswater Acquisition is consummated. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors. We will also incur costs related to formulating and implementing integration plans. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Bayswater Acquisition and the integration of the Bayswater Assets. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of such expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the Bayswater Assets, may not offset integration-related costs and achieve a net benefit in the near term, or at all. The costs described above and any unanticipated costs and expenses, many of which will be borne by us even if the Bayswater Acquisition is not consummated, could have an adverse effect on our financial condition and operating results.

The Bayswater Acquisition may be completed on different terms from those contained in the Bayswater PSA.

Prior to the completion of the Bayswater Acquisition, we and Bayswater may, by mutual agreement, amend or alter the terms of the Bayswater PSA, including with respect to, among other things, the consideration payable by us to Bayswater or any covenants or agreements with respect to the operations of the Bayswater Assets during the pendency thereof. Any such amendments or alterations may have negative consequences to us.

The market price for our Common Stock following the Bayswater Acquisition, if consummated, may be affected by factors different from those that historically have affected or currently affect our Common Stock.

If the Bayswater Acquisition is consummated, our financial position may differ from our financial position before the completion of the Bayswater Acquisition, and our results of operations may be affected by some factors that are different from those currently affecting our results of operations or those currently affecting the results of operations of Bayswater, including prices of oil, natural gas and NGLs, which can be volatile. Accordingly, the market price and performance our Common Stock is likely to be different from the performance of our Common Stock in the absence of the Bayswater Acquisition.

Securities class action and derivative lawsuits may be brought against us in connection with the Bayswater Acquisition, which could result in substantial costs.

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

Risks Related to the Company

We have historically incurred significant losses, and may be unable to generate profitability. Our ability to successfully operate and expand our business is dependent our ability to raise additional capital to support our drilling program on our existing assets.

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. For the years ended December 31, 2024 and 2023, we incurred a net loss of $40.9 million and $79.1 million, respectively, and had an accumulated deficit of $119.8 million and $78.9 million as of December 31, 2024 and 2023, respectively. We may continue to incur losses for an indeterminate period of time and may be unable to sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis. Refer to Part II. Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

We will require significant additional capital to fund our growing operations; we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

We may not have sufficient capital to fund our future operations without significant additional capital investments, including the planned drilling of oil and natural gas wells. If adequate additional financing is not available on reasonable terms or at all, we may not be able to carry out our corporate strategy and we would be forced to modify our business plans (e.g., limit our growth, and/or decrease or eliminate capital expenditures), any of which may adversely affect our financial condition, results of operations and cash flow. Such reduction could materially adversely affect our business and our ability to compete. There can be no assurance that financing will be available in a timely manner or in amounts or on terms acceptable to us, or at all.

Our ability to obtain external financing in the future may be subject to a variety of uncertainties, including our future financial condition, results of operations, cash flows and the liquidity of international capital and lending markets. We may need to undertake equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities. A large amount of bank borrowings and other debt may result in a significant increase in interest expense while at the same time exposing the Company to increased interest rate risks. Refer to Part II. Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

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

Past performance by members of the Company’s management team may not be indicative of the future performance of the Company.

Past performance and operational experience of our management team and their affiliates is not a guarantee that the intended benefits of the NRO Acquisition will be achieved or that we will be able to successfully develop and operate the Genesis Assets. You should not rely on the historical record of our management team or their affiliates’ performance as indicative of the future performance of the Company or of an investment in our common stock.

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

Terrorist attacks or cyberattacks may significantly affect the energy industry, including our operations and those of our suppliers and customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Cyber incidents, including deliberate attacks, have increased in frequency globally. Strategic targets, such as energy related assets, may be at greater risk of future attacks than other targets in the U.S.. We depend on digital technology in many areas of our business and operations, including recording financial and operating data, oversight and analysis of our operations and communications with the employees supporting our operations and our customers or service providers. We also collect and store sensitive data in the ordinary course of our business, including personally identifiable information as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders. The secure processing, maintenance and transmission of information is critical to our operations, and we monitor our key information technology systems in an effort to detect and prevent cyberattacks, security breaches or unauthorized access. Despite our security measures, our information technology systems may undergo cyberattacks or security breaches including as a result of employee error, malfeasance or other threat vectors, which could lead to the corruption, loss, or disclosure of proprietary and sensitive data, misdirected wire transfers, and an inability to: perform services for our customers; complete or settle transactions; maintain our books and records; prevent environmental damage; and maintain communications or operations. Significant liability to the Company or third parties may result. We are not able to anticipate, detect or prevent all cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until an attack is already underway or significantly thereafter, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Cybersecurity attacks are also becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence), and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance.

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

The terms of our indebtedness may restrict our future business and operations.

Our Credit Facility contains covenants limiting our ability to pay dividends, incur indebtedness, grant liens, make acquisitions, make investments or dispositions, engage in transactions with affiliates and enter into hedging and derivative arrangements, as well as covenants requiring us to maintain certain financial ratios and tests. In addition, the borrowing base under the Credit Facility is subject to periodic review by the lenders. Difficulties in the credit markets may cause the banks to be more restrictive when redetermining the borrowing base.

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

On January 23, 2024, pursuant to the Crypto Divestiture Agreement, we sold all of our Mining Equipment and related assets for total consideration of $2.0 million, including $1.0 million in cash and $1.0 million in deferred cash payments, to be paid out of (i) 20% of the net monthly revenues received by the Crypto Purchaser associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (ii) thereafter, 50% of the net monthly revenues received by the Crypto Purchaser associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $1.0 million, plus accrued interest. In addition to the Mining Equipment, we assigned all our rights and obligations under the Atlas MSA to the Crypto Purchaser.

As of December 31, 2024, we have received $0.3 million of the Deferred Purchase Price. Since payment of the Deferred Purchase Price is dependent on the revenue generated by the Mining Equipment, we cannot predict the timing of when we will receive the full Deferred Purchase Price, if at all. Our receipt of the Deferred Purchase Price is subject to numerous risks outside of our control, including:

●	the market price and liquidity of Bitcoin;
●	the cost of energy;
●	the global Bitcoin network processing hashrate;
●	laws and regulations that may adversely affect the use of Bitcoin as a crypto-currency; and
●	the actions of third parties, including Atlas.

While we no longer have direct exposure to the fluctuation and volatility of Bitcoin prices, we will remain indirectly exposed to such volatility until the Deferred Purchase Price has been paid in full. If the market price of Bitcoin decreases to the point where the Crypto Purchaser does not find it economically feasible to operate the Mining Equipment or if Atlas suspends operations of the Mining Equipment under the terms of the Atlas MSA, the payment, if any, of the remaining amount of the Deferred Purchase Price may be delayed. Although the Crypto Divestiture Agreement requires the Crypto Purchaser to operate the Mining Equipment in the ordinary course of business until the Deferred Purchase Price is paid in full, delays in payment or failure to pay the Deferred Purchase Price due to the economic feasibility of mining Bitcoin or malfeasance of a third party may result in costly litigation. In addition, while we have a security interest in the Mining Equipment as collateral security for the prompt and complete payment and performance in full of the Crypto Purchaser’s obligations under the Crypto Divestiture Agreement, there can be no assurances that the remedies available to us in respect of such security interest will be sufficient. These risks and uncertainties may have a material adverse effect on our cash flows, business, results of operations and financial condition.

Our Charter provides for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and harm the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Second Amended and Restated Certificate of Incorporation (our “Charter”) and applicable Delaware law provide for the indemnification of our directors and officers against attorney’s fees and other expenses incurred by them in any action to which they become a party arising from their association with or activities on our behalf. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other stockholders. A conflict of interest may arise between our officers and directors’ personal pecuniary interests and their fiduciary duty to our stockholders. Furthermore, our officers and directors’ own pecuniary interests may not align with their fiduciary duties to our stockholders. Edward Kovalik (Chief Executive Officer and Chairman of the Board of Directors) and Gary C. Hanna (President and Director) have certain overriding royalty interests in the Initial Genesis Assets. To avoid any potential conflict of interest with certain members of the Board of Directors and management owning certain overriding royalty interests under the Initial Genesis Assets, all of our drilling programs will be approved by an independent committee of the Board of Directors on a quarterly basis.

Future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

From time to time, we may be involved in lawsuits, regulatory inquiries, governmental and other legal proceedings, such as title, royalty or contractual disputes, our oil and natural gas development activities, environmental liabilities, regulatory compliance matters, personal injury, property damage and employment litigation, in the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity. Irrespective of the outcome, legal proceedings or governmental investigations may adversely affect our business due to legal costs, diversion of resources and the attention of our management and employees, and other factors.

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

Our Charter and Amended and Restated Bylaws (“Bylaws”) provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the Superior Court of the State of Delaware, or, if the Superior Court of the State of Delaware does not have jurisdiction, the U.S. District Court for the District of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee or agent or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action against the Company arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action against the Company or any director, officer, other employee or agent of the Company asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Charter or the Bylaws, in each such case subject to such court’s having personal jurisdiction over the indispensable parties named as defendants therein. Our Charter and Bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Our Charter and Bylaws provisions do not apply to complaints asserting a cause of action under the Exchange Act. A stockholder may not waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of the provisions of our Charter and Bylaws described in the preceding sentences. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our Charter and Bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

Risks Related to the Ownership of our Common Stock

The conversion or exercise, as applicable, of the outstanding Series D Preferred Stock, Series D PIPE Warrants, Series E PIPE Warrants, Exok Warrants, Subordinated Note Warrants, and Merger Options could substantially dilute your investment and adversely affect the market price of our Common Stock.

Our Series D preferred stock with a par value of $0.01 and a stated value of $1,000 per share (“Series D Preferred Stock”), is convertible into shares of Common Stock at a price of $5.00 per share. At the time of the Series D Preferred Stock issuance, we also issued Series A warrants (“Series D A Warrants”) to purchase 3,475,250 shares of our Common Stock and Series B warrants (“Series D B Warrants” and together with the Series D A Warrants, the “Series D PIPE Warrants”) to purchase 3,475,250 shares of Common Stock (collectively, the “Series D PIPE”). Additionally, in 2023 we issued 20,000 shares of Series E preferred stock with a par value of $0.01 and a stated value of $1,000 per share (“Series D Preferred Stock”), which are convertible into shares of Common Stock at a price of $5.00 per share, to Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (the “O’Neill Trust” or the “Series E PIPE Investor”). The Series E PIPE Investor also received Series A warrants (“Series E A Warrants”) to purchase 4,000,000 shares of Common Stock and Series B warrants (“Series E B Warrants” and together with the Series E A Warrants, the “Series E PIPE Warrants”) to purchase 4,000,000 shares of Common Stock (collectively, the “Series E PIPE”). As of March 1, 2025, the outstanding shares of Series D Preferred Stock are convertible into an aggregate of 1,196,337 shares of common stock, the Series D PIPE Warrants are exercisable for an aggregate of 3,215,761 shares of Common Stock, and the Series E PIPE Warrants are exercisable for an aggregate of 4,000,000 shares of Common Stock.

Additionally, we have outstanding warrants which were issued in 2023 and provide the right to purchase 670,499 shares of Common Stock at $7.43 per share (the “Exok Warrants”). As of March 1, 2025, the Exok Warrants are exercisable for an aggregate of 670,499 shares of Common Stock and the Subordinated Note Warrants (as defined herein) are exercisable for an aggregate of 570,778 shares of Common Stock. In addition, there are also options outstanding to purchase an aggregate of 8,000,000 shares of Common Stock for $0.25 per share (the “Merger Options”) which are only exercisable if specific production hurdles are achieved, pursuant to amended and restated non-compensatory Option Agreements entered into at the effective time of the Merger.

In addition, sales of a substantial number of shares of Common Stock issued upon the conversion or exercise, as applicable, of the outstanding Series D Preferred Stock, Series D PIPE Warrants, Series E PIPE Warrants, Exok Warrants, Subordinated Note Warrants, and Merger Options, or even the perception that such sales could occur, could adversely affect the market price of our Common Stock. The conversion or exercise of such securities could result in dilution in the interests of our other stockholders and adversely affect the market price of our Common Stock. For example, as a result of the exercise of Series D B Warrants on November 13, 2023, we issued an additional 2,000,000 shares of Common Stock to the O’Neill Trust, resulting in immediate dilution to existing stockholders of approximately 20%.

Our Board of Directors has broad discretion to issue additional securities, and in order to raise sufficient funds to expand our operations, we may have to issue securities at prices which may result in substantial dilution to our stockholders.

We are entitled under our Charter to issue up to 500,000,000 shares of Common Stock and 50,000,000 shares of preferred stock, although these amounts may change in the future subject to stockholder approval. Shares of our preferred stock provide our Board of Directors broad authority to determine voting, dividend, conversion and other rights. Any additional stock issuances could be made at a price that reflects a discount or premium to the then-current market price of our Common Stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our Common Stock. Our Board of Directors may generally issue those shares of Common Stock and preferred stock, or convertible securities to purchase those shares, without further approval by our stockholders. Any preferred stock we may issue could have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our Board of Directors, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. We may also issue additional securities to our directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our stock incentive plans. The issuance of additional securities may cause substantial dilution to our stockholders.

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

As of March 1, 2025, our executive officers and Board of Directors, collectively beneficially own approximately 10% of our outstanding shares of Common Stock and the O’Neill Trust beneficially owns approximately 45% of our outstanding shares of Common Stock. These stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with our Company even if our other stockholders want it to occur. This may also limit your ability to influence the Company in other ways. In addition, certain investors own significant numbers of convertible securities, that if exercised or converted, could result in ownership of a significant portion of the outstanding shares of our Common Stock. For example, assuming full exercise or conversion, as applicable, of their respective convertible securities and no exercise or conversion by other security holders, certain holders could acquire a controlling position in our Common Stock. The exercise or conversion, as applicable, of the Series D Preferred Stock, Series D PIPE Warrants, and Series E PIPE Warrants are subject to a beneficial ownership limitation of 4.99% of the outstanding shares of Common Stock, which may be increased by the holder upon written notice to us, to any specified percentage not in excess of 9.99%. The 9.99% beneficial ownership limitation may only be modified, amended or waived with the written consent of both the Company and the security holder. In November 2023, the O’Neill Trust entered into an agreement with us pursuant to which it amended the terms of each of its Series D PIPE Warrants and Series E PIPE Warrants to increase the beneficial ownership limitation from 9.99% to 25% and gave notice to us that it was increasing its beneficial ownership limitation to 25% with respect to each of its remaining warrants. In August 2024, the O’Neill Trust entered into an agreement with us pursuant to which it, among other things, amended the terms of the Series D Preferred Stock to increase the beneficial ownership limitation from 9.99% to 49.9% and amended the terms of each of its Series D PIPE Warrants and Series E PIPE Warrants to increase the beneficial ownership limitation from 25% to 49.9%. If the beneficial ownership limitations were to be amended or waived for other holders, certain holders would be able to convert their preferred shares or warrants for a significant portion of the outstanding shares of our Common Stock, and such holders would be able to exercise significant control over all matters requiring stockholder approval.

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

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

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
Monitoring and detection processes and procedures have been implemented to help identify cybersecurity incidents. In the event of an incident, we intend to follow protocols associated with incident detection, mitigation, recovery and notification, including notifying senior leadership and the Board of Directors, as appropriate.
●	Cybersecurity Training and Awareness:
Cybersecurity awareness training has been implemented for all employees whereby training is conducted on a monthly basis.
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

Impact of Risks from Cybersecurity Threats

As of the date of this Annual Report, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. No security measure is infallible. Refer to Risk Factors - Terrorist attacks, cyberattacks and threats could have a material adverse effect on our business, financial condition and results of operations. for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

Board of Directors’ Oversight and Management’s Role

Our Board of Directors is ultimately responsible for overseeing cybersecurity, information security, and information technology risks, as well as management’s actions to identify, assess, mitigate, and remediate those risks. As part of its program of regular risk oversight, the Audit Committee assists the Board of Directors in exercising oversight of the Company’s cybersecurity, information security, and information technology risks. On an annual basis, the Audit Committee reviews and discusses with management the Company’s policies, procedures and practices with respect to cybersecurity, information security and information and operational technology, including related risks. In addition, our Chief Financial Officer regularly briefs senior management, the Board of Directors and the Audit Committee on cybersecurity issues as part of our overall enterprise risk management program, which may include information regarding our exposure to privacy and cybersecurity risks deemed to have a moderate or higher business impact, even if immaterial to us.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity. Our Common Stock is quoted on the Nasdaq under the symbol “PROP.”

Holders. As of March 4, 2025, there were approximately 259 record holders of our Common Stock. Because brokers and other institutions hold shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends. We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities.

None.

Repurchases.

None.

Item 6 [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the year ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and related notes to those financial statements and other financial information appearing in this Annual Report.

Our discussion includes forward–looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward–looking statements as a result of a number of factors, including those described under the headings “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in the Annual Report. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

Overview

We are an independent oil and gas company focused on the acquisition and development of crude oil, natural gas, and NGLs. Our assets and operations are strategically located in the oil region of rural Weld County, within the DJ Basin. We believe the DJ Basin to be one of the premier resource plays in the U.S. Weld County boasts some of the lowest break-even prices in the U.S., and has a long production history that has proven and consistent results. The productivity of this resource is demonstrated by the integral role that Weld County holds in Colorado’s energy economy, having produced 82% of Colorado’s oil production as of December 2024.

We seek to deliver energy in an environmentally efficient manner by deploying next-generation technology and techniques. In addition to growing production through our drilling operations, we also seek to grow our business through accretive acquisitions, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation.

As of December 31, 2024, our E&P assets consist of our Central Weld Assets, Genesis and Genesis Bolt–on Assets, and the Exok Option Purchase assets. Our Central Weld Assets were acquired from NRO in October 2024 and included 26 revenue producing oil and natural gas wells. Our total Genesis Assets include approximately 18,100 net leasehold acres in, on and under approximately 31,000 gross acres and our Central Weld Assets include approximately 5,640 net leasehold acres, on and under approximately 6,000 gross acres. We commenced drilling wells on our Genesis Bolt-on Assets in the third quarter of 2024 and all eight wells began producing in February 2025.

Recent Developments

Bayswater Acquisition

On February 6, 2025, we and certain of our subsidiaries entered into the Bayswater PSA with Bayswater, pursuant to which we agreed to acquire the Bayswater Assets from Bayswater for a purchase price of $602.8 million, subject to certain closing price adjustments.

The Bayswater Acquisition has an outside closing date of March 15, 2025, subject to customary closing conditions, with an economic effective date of December 1, 2024. However, there can be no assurance that a closing will occur. The Bayswater PSA contains customary representations, warranties and covenants of us and Bayswater for a transaction of this nature.

Development Program Launch

During the third quarter of 2024, we commenced our initial drilling program, starting with an 8-well pad on Shelduck South, part of the Genesis Bolt–on Assets acquired in February 2024. The Shelduck South development consists of eight two-mile lateral wells across 1,115 gross leasehold acres, targeting the Niobrara B and C formations. We spud our first well on September 5, 2024 and all eight wells began producing in February 2025.

NRO Acquisition

On January 11, 2024, we entered into the NRO Agreement to acquire the Central Weld Assets, located in the DJ Basin in Weld County, Colorado for total consideration of $94.5 million, subject to certain closing price adjustments and other customary closing conditions. The Purchase Price consisted of $83.0 million in cash and $11.5 million in deferred cash payments. Pursuant to the NRO Agreement, we deposited $9.0 million of the Purchase Price into an escrow account on January 11, 2024.

On August 15, 2024, we and NRO agreed to amend certain terms of the NRO Agreement, pursuant to which, total consideration of the NRO Acquisition was reduced to $84.5 million in cash, subject to certain closing price adjustments and other customary closing conditions, and the parties agreed to remove the deferred cash payments. Additionally on August 15, 2024, $6.0 million of the Deposit was released to NRO and the remaining $3.0 million was returned to us.

On October 1, 2024, we closed the NRO Acquisition and paid $49.6 million to the sellers in cash, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note. We completed the final settlement with NRO in December 2024, which resulted in a final purchase price of $55.5 million.

Credit Facility

On December 16, 2024, we, as borrower, entered into a reserve-based credit agreement with Citibank, N.A. (“Citi”), as administrative agent and the financial institutions party thereto (the “Credit Facility Agreement”), which has a maximum credit commitment of $1.0 billion and is set to mature on December 16, 2026 (collectively, the “Credit Facility”). The Credit Facility is guaranteed by all of our restricted subsidiaries and is secured by a first-priority security interest on substantially all of our oil and natural gas properties and substantially all of our personal property assets, subject to customary exceptions. As of December 31, 2024, the Credit Facility had a borrowing base and an aggregate elected commitment of $44.0 million and a $5.0 million sublimit for the issuance of letters of credit. The borrowing base is subject to semi-annual redeterminations based upon the value of our oil and gas properties as determined in a reserve report dated as of January and July of each year, subject to certain interim redeterminations.

As of December 31, 2024, we had $28.0 million of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $7.2 million of availability for future borrowings and letters of credit. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Credit Facility. On February 3, 2025, we entered into the First Amendment to the Credit Facility Agreement (the “First Amendment”), which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million.

Standby Equity Purchase Agreement

On September 30, 2024, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), whereby, subject to certain conditions, we have the right, not the obligation, to sell to Yorkville up to $40.0 million shares of Common Stock, at any time and in the amount as specified in the Company’s request (“Advance Notice”), during the commitment period commencing on September 30, 2024 (the “SEPA Effective Date”) and terminating on September 30, 2026. Each issuance and sale of shares by us to Yorkville pursuant to the SEPA (“Advance”) is subject to a maximum limit equal to 100% of the aggregate volume traded of our Common Stock on the Nasdaq Stock Market during the five trading days immediately prior to the date of the Advance Notice. The shares will be issued and sold to Yorkville at a per share price equal to 97% of the lowest daily volume weighted average price of Common Stock for three consecutive trading days commencing on the trading day immediately following Yorkville’s receipt of an Advance Notice. On September 30, 2024, pursuant to the SEPA, we paid Yorkville a structuring fee of $25,000 and a Commitment Fee by issuing Yorkville 100,000 shares of Common Stock. Our right to sell shares to Yorkville under the SEPA was contingent upon us having an effective registration statement, which was declared effective by the SEC on December 20, 2024. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the SEPA.

Senior Convertible Note

On September 30, 2024, Yorkville advanced an initial $15.0 million (the “Pre-Paid Advance”) to us and we issued a convertible promissory note (the “Senior Convertible Note”), with an interest rate of 8.00% and a maturity date of September 30, 2025. Our obligations with respect to the Pre-Paid Advance and under the Senior Convertible Note are guaranteed by Prairie LLC, a subsidiary of the Company, and Prairie Holdco, a subsidiary of the Company, pursuant to a global guaranty agreement entered into by Prairie LLC and Prairie Holdco in favor of Yorkville on September 30, 2024. Yorkville may convert the Pre-Paid Advance into shares of Common Stock at any time at the Conversion Price. We may, at any time, redeem all or a portion of the amounts outstanding under the Senior Convertible Note at 105% of the principal amount thereof, plus accrued and unpaid interest.

In December 2024, and in conjunction with the Credit Facility Agreement, we made a $3.7 million payment on the Senior Convertible Note, resulting in a principal balance of $11.3 million as of December 31, 2024. Additionally, in January and February 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Senior Convertible Note.

Subordinated Promissory Note and Subordinated Note Warrants

On September 30, 2024, we entered into a subordinated promissory note (the “Subordinated Note”) with First Idea Ventures LLC and The Hideaway Entertainment LLC (together, the “Noteholders”), in a principal amount of $5.0 million, with a maturity of December 31, 2025. The Subordinated Note has an interest rate of 10.00% and the Noteholders are entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. Pursuant to the terms of the Subordinated Note, we issued to the Noteholders warrants (the “Subordinated Note Warrants”) to purchase up to 1,141,552 shares of Common Stock, vesting in tranches based on the date of repayment of the Subordinated Note.

In December 2024, and in conjunction with the Credit Facility Agreement, we made a $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Subordinated Note and Subordinated Note Warrants.

Factors Affecting the Comparability of Financial Results

NRO Acquisition

As discussed above, on January 11, 2024, we entered into the NRO Agreement to acquire the Central Weld Assets, located in the DJ Basin in Weld County, Colorado for total consideration of $94.5 million, subject to certain closing price adjustments and other customary closing conditions. Pursuant to the NRO Agreement, we deposited $9.0 million of the Purchase Price into an escrow account on January 11, 2024.

On August 15, 2024, we and NRO agreed to amend certain terms of the NRO Agreement, pursuant to which, total consideration of the NRO Acquisition was reduced to $84.5 million in cash, subject to certain closing price adjustments and other customary closing conditions. Additionally on August 15, 2024, $6.0 million of the Deposit was released to NRO and the remaining $3.0 million was returned to us.

On October 1, 2024, we closed the NRO Acquisition and paid $49.6 million to the sellers in cash, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note. We completed the final settlement with NRO in December 2024, which resulted in a final purchase price of $55.5 million.

Crypto Sale

As previously discussed, we acquired our cryptocurrency mining operations in May 2023, concurrent with the Merger. On January 23, 2024, we sold all of our Mining Equipment for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments, to be paid out of (a) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (b) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest. As of December 31, 2024, we have received $0.3 million of the Deferred Purchase Price.

Commodity Prices

Since oil, natural gas, and NGL prices are the most significant factors impacting our results of operations, continued price variations can have a material impact on our financial results and capital expenditures. In an effort to reduce the impact of price volatility, and in compliance with requirements under our Credit Facility Agreement, we enter into derivative contracts to economically hedge a portion of our estimated production from our proved, developed, producing oil and natural gas properties against adverse fluctuations in commodity prices. By doing so, we believe we can mitigate, but not eliminate, the potential negative effects of decreases in oil and natural gas prices on our cash flows from operations. However, our hedging activity could reduce our ability to benefit from increases in oil and natural gas prices. Further, we could sustain losses to the extent our oil and natural gas derivative contract prices are lower than market prices and, conversely, we could recognize gains to the extent our oil and natural gas derivative contract prices are higher than market prices. Refer to Results of Operations - Other income and expenses below for a discussion of our recognized gains or losses on derivative contracts.

As of December 31, 2024, we had the following outstanding crude oil and natural gas derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate and NYMEX Henry Hub, respectively:

	Settling January 1, 2025 through December 31, 2025	Settling January 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028
Crude Oil Swaps:
Notional volume (Bbls)	938,040	496,884	223,599	169,839
Weighted average price ($/Bbl)	$67.30	$64.40	$62.70	$61.81
Natural Gas Swaps:
Notional volume (MMBtus)	1,309,098	885,147	626,832	457,368
Weighted average price ($/MMBtu)	$3.33	$3.73	$3.69	$3.49

Results of Operations

Revenue, Production, and Average Realized Price

The following table presents the components of our revenue, production, and average realized sales price for the periods indicated:

	Year Ended December 31,
	2024	2023
Revenues (in thousands)
Oil revenue	$6,595	$—
Natural gas revenue	551	—
NGL revenue	793	—
Total revenues	$7,939	$—

Production:
Oil (MBbls)	96.1	—
Natural gas (MMcf)	245.1	—
NGL (MBbls)	33.0	—
Total production (MBoe)	170.0	—

Average sales price (excluding effects of derivatives):
Oil (per MBbls)	$68.60	$—
Natural gas (per MMcf)	$2.25	$—
NGL (per MBbls)	$24.03	$—
Average price (per MBoe)	$46.70	$—

Oil revenue and production. For the year ended December 31, 2024, our oil production was 96.1 MBbls resulting in oil revenue of $6.6 million and an average realized price of $68.60 per barrel. All of our oil revenue for the year ended December 31, 2024 was derived from the assets acquired in the NRO Acquisition, which closed on October 1, 2024. We did not have any oil revenue prior to the NRO Acquisition.

Natural gas revenue and production. For the year ended December 31, 2024, our natural gas production was 245.1 MMcf resulting in natural gas revenue of $0.6 million and an average realized price of $2.25 per MMcf. All of our natural gas revenue for the year ended December 31, 2024 was derived from the assets acquired in the NRO Acquisition, which closed on October 1, 2024. We did not have any natural gas revenue prior to the NRO Acquisition.

NGL revenue and production. For the year ended December 31, 2024, our NGL production was 33.0 MBbls resulting in NGL revenue of $0.8 million and an average realized price of $24.03 per MBbl. All of our NGL revenue for the year ended December 31, 2024 was derived from the assets acquired in the NRO Acquisition, which closed on October 1, 2024. We did not have any NGL revenue prior to the NRO Acquisition.

Operating expenses

The following table presents the components of our operating expenses for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In thousands, except per Boe amounts)
Lease operating expenses	$1,265	$—
Gathering, transportation, and processing	864	—
Ad valorem and production taxes	591	—
Depreciation, depletion, and amortization	427	—
Accretion of asset retirement obligation	6	—
Exploration expenses	734	264
General and administrative expenses	30,565	16,269
Total operating expenses	$34,452	$16,533

Operating expenses per Boe:
Lease operating expenses	$7.44	NM
Gathering, transportation, and processing	5.08	NM
Ad valorem and production taxes	3.48	NM
Depreciation, depletion, and amortization	2.51	NM
Accretion of asset retirement obligation	0.04	NM
Exploration expenses	4.31	NM
General and administrative expenses	179.80	NM
Total operating expenses	$202.66	NM

NM: A per Boe calculation is not meaningful due to a zero-value denominator.

Lease operating expenses. For the year ended December 31, 2024, lease operating expenses (“LOE”) increased $1.3 million compared to the year ended December 31, 2023, fully driven by LOE recognized for the properties acquired in the NRO Acquisition, which closed on October 1, 2024.

Gathering, transportation, and processing expenses. For the year ended December 31, 2024, gathering, transportation, and processing expenses increased $0.9 million compared to the year ended December 31, 2023, fully driven by the gathering, transportation, and processing expenses recognized for the properties acquired in the NRO Acquisition, which closed on October 1, 2024.

Ad valorem and production taxes. For the year ended December 31, 2024, ad valorem and production taxes increased $0.6 million compared to the year ended December 31, 2023, fully driven by the ad valorem and production taxes recognized for the properties acquired in the NRO Acquisition, which closed on October 1, 2024.

Depreciation, depletion, and amortization. For the year ended December 31, 2024, depreciation, depletion, and amortization (“DD&A”) expenses were $0.4 million, the majority of which related to DD&A for the NRO Acquisition wells.

Exploration expenses. For the year ended December 31, 2024, exploration expenses increased $0.5 million compared to the year ended December 31, 2023. These increases were driven by delay rental costs incurred on oil and gas leases during the year ended December 31, 2024, which were not incurred during the same periods of 2023.

General and administrative expenses. For the year ended December 31, 2024, general and administrative expenses increased $14.3 million compared to the year ended December 31, 2023. This increase aligns with the growth of our E&P business during the year ended December 31, 2024 and was primarily driven by incremental stock–based compensation of $5.7 million, employee and benefit expenses of $4.0 million, legal and accounting costs of $2.4 million, financing commitment fees of $0.6 million, investor relations costs of $0.4 million, and insurance and rent costs of $0.4 million.

Other expenses

The following table presents the components of our other expenses for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In thousands)
Interest expense	$(1,142)	$(122)
Loss on derivatives, net	(4,395)	—
Loss on adjustment to fair value – debt and warrants	(5,358)	(45,066)
Loss on issuance of debt	(3,039)	—
Interest income and other	580	248
Liquidated damages	—	(548)
Other expenses	$(13,354)	$(45,488)

Interest expense. For the year ended December 31, 2024, interest expense increased $1.0 million compared to the year ended December 31, 2023, primarily driven by the interest and premium paid for the partial redemption of the Senior Convertible Note and the interest and premium paid for the partial redemption of the Subordinated Note. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Senior Convertible Note and the Subordinated Note.

Loss on derivatives, net. For the year ended December 31, 2024, we recognized a $4.4 million unrealized loss, net on derivatives related to the change in fair value of our derivative contracts, which we entered into in December 2024 pursuant to our Credit Facility Agreement. We did not have any outstanding derivative contracts during the year ended December 31, 2023, therefore, we did not recognize a loss on derivatives for the period. Refer to Factors Affecting the Comparability of Financial Results – Commodity Prices above for a further discussion of our derivative contracts.

Loss on adjustment to fair value – debt and warrants. We have multiple financial instruments that are valued at fair value on a recurring basis; therefore, we recognize the changes in fair value at each remeasurement period as a loss on adjustment to fair value – debt and warrants on our consolidated statement of operations for the period. For the year ended December 31, 2024, the loss on adjustment to fair value – debt and warrants reflects the fair value adjustments of $0.8 million for the SEPA, $2.1 million for the Senior Convertible Note, $1.1 million for the Subordinated Note, and $1.4 million for the Subordinated Note Warrants recognized during the period. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the SEPA, the Senior Convertible Note and the Subordinated Note.

For the year ended December 31, 2023, the loss on adjustment to fair value – debt and warrants reflects the fair value adjustments of $39.8 million for the portion of the Series D A Warrants, $3.8 million for the senior secured convertible debentures, which were converted into Common Stock in October 2023, and $1.5 million for the shares of Common Stock which we were obligated to issue as a result of the Merger and related transactions, which were fully issued in September 2023.

Loss on debt issuance. For the year ended December 31, 2024, the loss on debt issuance of $3.0 million reflects the loss recognized for the issuance of the Subordinated Note and the Subordinated Note Warrants. As discussed above, we have elected the fair value option to account for both the Subordinated Note and the Subordinated Note Warrants and engaged a third-party to determine the fair value of both instruments at issuance. As of December 31, 2024, the total fair value of the Subordinated Note and the Subordinated Note Warrants exceeded the proceeds of $5.0 million, as a result, we have recognized a loss on debt issuance of $3.0 million on our consolidated statements of operations for the year ended December 31, 2024.

Interest income and other. For the year ended December 31, 2024, interest income and other increased $0.3 million compared to the year ended December 31, 2023, primarily driven by higher average cash balances in the current period.

Liquidated damages. For the year ended December 31, 2023, we recognized liquidated damages expense of $0.5 million due to the registration statement registering the resale of certain shares of our Common Stock and the shares of Common Stock underlying the Series D Preferred Stock and Series D PIPE Warrants not being declared effective within the timeframe required under the related registration rights agreement. We did not recognize any liquidated damage expense during the year ended December 31, 2024.

Discontinued operations

The following table presents the components of our net loss from discontinued operations for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In thousands)
Cryptocurrency mining revenue	$193	$1,546
Cryptocurrency mining costs	(55)	(549)
Depreciation and amortization	(102)	(984)
Impairment of cryptocurrency mining equipment	—	(17,072)
Loss from sale of cryptocurrency mining equipment	(1,081)	—
Loss from discontinued operations before income taxes	(1,045)	(17,059)
Provision for income taxes	—	—
Net loss from discontinued operations	$(1,045)	$(17,059)

For the year ended December 31, 2024, the net loss from discontinued operations decreased $16.0 million compared to the year ended December 31, 2023. As discussed above, we completed the Crypto Sale in January 2024; therefore, we did not have any cryptocurrency mining revenue or related expenses during the majority of the year ended December 31, 2024. However, we did recognize a $1.1 million loss on the sale of cryptocurrency mining equipment. Additionally, during the year ended December 31, 2023, we recognized $17.1 million of impairment of cryptocurrency mining equipment to write off the excess of the allocated purchase price to the cryptocurrency assets which were over the fair value of the acquired net assets and to subsequently write off shipping and customs fees incurred on miners after the Merger. Refer to Factors Affecting the Comparability of Financial Results – Crypto Sale above for a further discussion of the Crypto Sale.

Non-GAAP Financial Measures

Adjusted EBITDA and PV-10 are financial measures not calculated or presented in accordance with generally accepted accounting principles (“GAAP”). These supplemental non-GAAP financial measures are used by management and external users of our financial statements, such as investors, lenders, and rating agencies and may not be comparable to similarly-titled measures reported by other companies.

Adjusted EBITDA

Adjusted EBITDA is used by management to evaluate the performance of our business, make operational decisions, and assess our ability to generate cashflows. Management believes Adjusted EBITDA provides investors with helpful information to better understand the underlying performance trends of our business, facilitate period-to-period comparisons, and assess the company’s operating results.

Adjusted EBITDA is derived from net loss from continuing operations and is adjusted for income tax expense, depreciation, depletion, and amortization, accretion of asset retirement obligations, non-cash stock-based compensation, interest expense (income), net, non-cash loss on issuance of debt, non-cash loss on adjustment to fair value – debt and warrants, and loss on unrealized derivatives, all as applicable. We adjust net loss from continuing operations for the items listed above to arrive at Adjusted EBITDA because these amounts can vary substantially between periods and companies within our industry depending upon accounting methods, book values of assets, capital structures, and the method by which assets were acquired. Adjusted EBITDA has limitations as an analytical tool, including that it excludes certain items that affect our reported financial results. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income calculated in accordance with GAAP or as an indicator of our operating performance or liquidity. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table presents the reconciliation of Net loss from continuing operations to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In thousands)
Net loss from continuing operations reconciliation to Adjusted EBITDA:
Net loss from continuing operations	$(39,867)	$(62,021)
Adjustments:
Depreciation, depletion, and amortization	427	—
Accretion of asset retirement obligations	6	—
Non-cash stock-based compensation	8,377	2,895
Interest expense (income), net	562	(126)
Non-cash loss on adjustment to fair value – debt and warrants (1)	5,358	45,066
Non- cash loss on issuance of debt (2)	3,039	—
Loss on unrealized derivatives, net	4,395	—
Income tax expense	—	—
Adjusted EBITDA	$(17,703)	$(14,186)

(1)	Reflects the changes in the fair values of the financial instruments which we’ve elected to value at fair value on a recurring basis. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion.
(2)	Reflects the loss recognized for the issuance of the Subordinated Note and the Subordinated Note Warrants.

PV-10

PV-10 is a financial measure not presented in accordance with U.S. GAAP. PV-10 is derived from the Standardized Measure, which is the most directly comparable GAAP financial measure for proved reserves. PV-10 is a computation of the Standardized Measure on a pre-tax basis and is equal to the Standardized Measure at the applicable date, before deducting future income taxes discounted at 10%. Neither PV-10 nor Standardized Measure represents an estimate of the fair market value of the applicable crude oil, natural gas, and NGLs properties.

We believe that the presentation of PV-10 is relevant and useful to our investors as a supplemental disclosure to the Standardized Measure, or after-tax amount, because it presents the discounted future net cash flows attributable to our reserves before considering future corporate income taxes and our current tax structure. While the standardized measure is dependent on the unique tax situation of each company, PV-10 is based on prices and discount factors that are consistent for all companies.

The following table presents the reconciliation of the Standardized Measure to the PV-10 of our estimated proved reserves for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In thousands)
Standardized Measure	$255,142	$—
Present value of future income taxes discounted at 10%	48,017	—
PV-10	$303,160	$—

Liquidity and Capital Resources

Overview

Our E&P activities will require us to make significant operating and capital expenditures. In 2023, our primary sources of liquidity were the proceeds from the Series D PIPE and the Series E PIPE, which funded the purchase of the initial Genesis Assets and working capital, as well as proceeds from the exercise of warrants, which funded, among other things, working capital and the deposit for the NRO Acquisition in 2024. We commenced drilling wells on our Genesis Bolt-on Assets in the third quarter of 2024 and those wells began producing in February 2025.

Additionally, during the third quarter of 2024, we raised approximately $35.0 million in cash by issuing Common Stock, the Senior Convertible Note, and the Subordinated Note. On October 1, 2024, we used cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note to fund the closing of the NRO Acquisition. On December 16, 2024, we entered into a reserve-based Credit Facility with Citi and borrowed $28.0 million to help fund our working capital needs. Management expects that our cash balance, expected revenues from the producing NRO wells and newly producing Shelduck wells, and liquidity available under the SEPA and Credit Facility and potential offerings under the effective Form S-3 registration statement will be sufficient to fund our development program and operations.

Our development program is dependent upon our cash flow from operations generated from our assets and our ability to obtain additional financing through our SEPA and Credit Facility. Additionally, we could obtain additional financing through public and private capital markets; however, the availability of additional capital would be subject to numerous factors outside of our control including prices of oil and natural gas and the overall health of the U.S. and global economic environments. There can be no assurance that we will be able to obtain such additional capital. The amount and allocation of future capital expenditures will depend upon a number of factors, including the amount and timing of cash flows from operations, investing and financing activities, and the timing and cost of additional capital sources.

We currently plan to be the operator on substantially all of our acreage. As a result, we anticipate that the timing and level of our capital spending will largely be discretionary and within our control. We could choose to defer a portion of our planned capital expenditures depending on a variety of factors, including, but not limited to, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, the level of participation by other working interest owners, the success of our drilling activities, prevailing and anticipated prices for oil, natural gas, and NGLs, the availability of necessary equipment, infrastructure and capital.

Working Capital

We define working capital as current assets less current liabilities. As of December 31, 2024, we had a working capital deficit of $44.7 million and cash and cash equivalents of $5.2 million and as of December 31, 2023, we had working capital of $8.1 million and cash and cash equivalents of $13.0 million.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,
	2024	2023
	(In thousands)
Net cash used in operating activities	$(9,348)	$(11,941)
Net cash used in investing activities	(83,408)	(23,684)
Net cash provided by financing activities	84,911	48,582
Net (decrease) increase in cash and cash equivalents	(7,845)	12,957

Cash and cash equivalents, beginning of the year	13,037	80
Cash and cash equivalents, end of the year	$5,192	$13,037

Operating activities. Net cash used in operating activities totaled $9.3 million and $11.9 million during the years ended December 31, 2024 and 2023, respectively. The $2.6 million change in our net cash used in operating activities was largely due to an increase in revenue recognized during the current period, partially offset by increased operating costs during the current period.

Investing activities. Net cash used in investing activities totaled $83.4 million and $23.7 million during the years ended December 31, 2024 and 2023, respectively. The $59.7 million increase in our net cash used in investing activities was largely driven by the NRO Acquisition, with a final purchase price of $55.5 million, and a $28.3 million increase in capital investments in oil and natural gas properties during the year ended December 31, 2024. These increases were partially offset by the $21.2 million invested in connection with the Exok Option Purchase during the year ended December 31, 2023.

Financing activities. Net cash provided by financing activities totaled $84.9 million for the year ended December 31, 2024, driven by proceeds of $33.5 million from the exercise of Series D B and Series E B Warrants, $28.0 million from borrowings under the Credit Facility, net of related issuance costs of $0.3 million, $15.0 million of proceeds from the issuance of Common Stock, net of related issuance costs of $5.0 million, $14.3 million of proceeds from the issuance of the Senior Convertible Note, partially offset by a repayment of $3.8 million, and $5.0 million of proceeds from the issuance of the Subordinated Note, partially offset by a repayment of $1.8 million. Net cash provided by financing activities totaled $48.6 million for the year ended December 31, 2023, which was comprised of proceeds from the issuance of the Series D PIPE of $17.4 million, net of related financing costs of $0.9 million, the issuance of the Series E PIPE of $20.0 million, net of related financing costs of $0.2 million, and proceeds of $12.5 million from the exercise of Series D B Warrants.

Significant Sources of Liquidity

Credit Facility. On December 16, 2024, we, as borrower, entered into the Credit Facility Agreement with Citi, as administrative agent and the financial institution party, which has a maximum credit commitment of $1.0 billion and is set to mature on December 16, 2026. The Credit Facility is guaranteed by all of our restricted subsidiaries and is secured by a first-priority security interest on substantially all of our oil and natural gas properties and substantially all of our personal property assets, subject to customary exceptions. The borrowing base is subject to semi-annual redeterminations based upon the value of our oil and gas properties as determined in a reserve report dated as of January and July of each year, subject to certain interim redeterminations.

We are subject to certain financial covenants and customary restrictive covenants under the Credit Facility. The financial covenants require us to maintain, for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025, a Net Leverage Ratio (as defined in the Credit Facility Agreement) of no greater than 2.50 to 1.00 and a Current Ratio (as defined in the Credit Facility Agreement) of at least 1.00 to 1.00.

As of December 31, 2024, the Credit Facility had a borrowing base and an aggregate elected commitment of $44.0 million and a $5.0 million sublimit for the issuance of letters of credit. As of December 31, 2024, we had $28.0 million of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $7.2 million of availability for future borrowings and letters of credit. On February 3, 2025, we entered into the First Amendment to the Credit Facility Agreement, which, among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million.

Standby Equity Purchase Agreement. On September 30, 2024, we entered into the SEPA with Yorkville, whereby, subject to certain conditions, we have the right, not the obligation, to sell to Yorkville up to $40.0 million shares of Common Stock, at any time and in an amount as specified in the applicable Advance Notice, during the commitment period commencing on the SEPA Effective Date and terminating on September 30, 2026. Each Advance by us under the SEPA is subject to a maximum limit equal to 100% of the aggregate volume traded of our Common Stock on the Nasdaq Stock Market during the five trading days immediately prior to the date of the Advance Notice. The shares will be issued and sold to Yorkville at a per share price equal to 97% of the lowest daily volume weighted average price of Common Stock for three consecutive trading days commencing on the trading day immediately following the Yorkville’s receipt of an Advance Notice. On September 30, 2024, pursuant to the SEPA, we paid Yorkville a structuring fee of $25,000 and a Commitment Fee by issuing Yorkville 100,000 shares of Common Stock.

Our right to sell shares to Yorkville under the SEPA was contingent upon us having an effective registration statement, which was declared effective by the SEC on December 20, 2024. Pursuant to the SEPA, we may issue up to a total of 4,198,343 shares of Common Stock within the cap of 19.99% of our issued and outstanding Common Stock as of the SEPA Effective Date through Advances under the SEPA, upon conversion of the Senior Convertible Note or through any other issuances of Common Stock thereunder. However, per the SEPA, we do not have access to issue an Advance Notice until the Pre-Paid Advance of $15.0 million (the Senior Convertible Note) is fully repaid. In December 2024, and in conjunction with the Credit Facility Agreement, we made a $3.7 million payment on the Senior Convertible Note, resulting in a principal balance of $11.3 million as of December 31, 2024. Additionally, in January and February 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock.

We have determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. Additionally, the Commitment Fees and any issuance costs associated with the SEPA have been expensed to general and administrative expenses. As such, we have recorded the SEPA at its fair value of $0.8 million as of December 31, 2024 and recorded the corresponding $0.8 million loss on adjustment to fair value – debt and warrants for the year ended December 31, 2024.

Senior Convertible Note. On September 30, 2024, Yorkville advanced the Pre-Paid Advance of $15.0 million to us and we issued the Senior Convertible Note, with an interest rate of 8.00% and a maturity date of September 30, 2025. Yorkville may convert the Pre-Paid Advance into shares of Common Stock at any time at the Conversion Price. We may, at any time, redeem all or a portion of the amounts outstanding under the Senior Convertible Note at 105% of the principal amount thereof, plus accrued and unpaid interest. Additionally, we may also convert the Pre-Paid Advance into shares of Common Stock at any time at the Conversion Price, however, a conversion requested by us would not result in us receiving cash but instead would be applied towards reducing the outstanding balance of the Senior Convertible Note.

In December 2024, and in conjunction with the Credit Facility Agreement, we made a $3.7 million payment on the Senior Convertible Note, resulting in a principal balance of $11.3 million as of December 31, 2024. Additionally, in January and February 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock.

We have determined that certain features of the Senior Convertible Note require bifurcation and separate accounting as embedded derivatives and have elected the fair value option to account for the Senior Convertible Note; therefore, in accordance with ASC 815, we have recorded the Senior Convertible Note at fair value. As of December 31, 2024, the fair value of the Senior Convertible Note was $12.6 million, which resulted in a loss on adjustment to fair value – debt and warrants of $2.1 million for the year ended December 31, 2024.

Subordinated Promissory Note and Subordinated Note Warrants. On September 30, 2024, we entered into the Subordinated Note with the Noteholders, First Idea Ventures LLC and The Hideaway Entertainment LLC, in a principal amount of $5.0 million, with a maturity of December 31, 2025. The Noteholders are entities controlled by Jonathan H. Gray, who is a director of the Company, therefore the Subordinated Note and Subordinated Note Warrants are presented as related-party on our consolidated balance sheet as of December 31, 2024. The Subordinated Note has an interest rate of 10.00% and the Noteholders are entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. In December 2024, and in conjunction with the Credit Facility Agreement, we made a $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024.

Pursuant to the terms of the Subordinated Note, we issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, vesting in tranches based on the date of repayment of the Subordinated Note. As of December 31, 2024, Subordinated Note Warrants providing the right to purchase 570,778 shares of Common Stock had vested and were outstanding.

We have determined that certain features of the Subordinated Note require bifurcation and separate accounting as embedded derivatives and have elected the fair value option to account for the Subordinated Note; therefore, in accordance with ASC 815, we have recorded the Subordinated Note at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of December 31, 2024, the fair value of the Subordinated Note is $4.6 million, which resulted in a loss on adjustment to fair value – debt and warrants of $1.1 million for the year ended December 31, 2024.

Liquidity Analysis

For the year ended December 31, 2024, we had a net loss of $40.9 million. We cannot predict if or when we will be profitable, and we may continue to incur losses for an indeterminate period of time. Additionally, we may be unable to achieve or sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent us from successfully operating and expanding our business. As of December 31, 2024, we had cash and cash equivalents of $5.2 million, a working capital deficit of $44.7 million, and an accumulated deficit of $119.8 million.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether we can meet our obligations, have adequate liquidity to operate, and maintain compliance with the applicable financial covenants of our Credit Facility Agreement, as discussed above. Significant assumptions used in our forecasted model of liquidity in the next 12 months include our current cash position and our ability to manage spending. Based on an assessment of these factors, management expects that our cash balance, expected revenues from our existing producing wells and newly producing Shelduck wells, and liquidity available under the SEPA and Credit Facility and potential offerings under the effective Form S-3 registration statement will be sufficient to meet our obligations over the next 12 months and fulfil the financial covenant requirements under our Credit Facility Agreement, as discussed above.

Since entering into the SEPA in September 2024 and the Credit Facility Agreement in December 2024 and with the Form S-3 registration statement becoming effective in December 2024, we have the ability to access funds to meet our working capital needs. Since our ability to request an Advance under the SEPA does not require action on the part of management, other than requesting the Advance, and the maximum Advance amount is less or equal to our liquidity needs, substantial doubt about our ability to continue as a going concern does not exist.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the accompanying consolidated financial statements. These financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reports for assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Management believes its estimates and assumptions to be reasonable under these circumstances. Certain estimates and assumptions are inherently unpredictable and actual results could differ from those estimates. Described below are the most significant policies and the related estimates and assumptions used by management in the preparation of our financial statements. Refer to Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies for a further discussion of our accounting policies.

Oil, Natural Gas, and NGL Reserves and the Standardized Measure of Discounted Net Future Cash Flows

Our proved oil, natural gas, and NGL reserve estimates as of December 31, 2024 and associated future net cash flows included in this Annual Report have been prepared by CG&A, independent third-party reserve engineers, in accordance with the rules and regulations of the SEC in Regulation S-X, Rule 4-10.

Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. To achieve reasonable certainty, our internal reserve engineers and CG&A employed technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, technical and economic data including well logs, geologic maps, seismic data, well test data, production data, historical price and cost information, and property ownership interests. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. Periodic revisions to the estimated reserves and future cash flows may be necessary as a result of a number of factors, including reservoir performance, new drilling, oil, natural gas, and NGL prices, changes in costs, technological advances, new geological or geophysical data, or other economic factors. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas ultimately recovered.

The Standardized Measure is the present value, discounted at 10%, of estimated future net cash flows to be generated from the production of proved reserves calculated by using the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December (with consideration of price changes only to the extent provided by contractual arrangements). The estimated future net cash flows are reduced by projected future development, production (excluding DD&A and any impairments of oil and natural gas properties), plug and abandon (“P&A”) costs, and estimated future income tax expenses. The Standardized Measure is calculated per ASC Topic 932, Extractive Activities - Oil and Gas and in accordance with SEC pricing guidelines.

Although our estimates of total proved reserves, development costs, and production rates were based on the best available information, the development and production of the oil and natural gas reserves may not occur in the periods assumed. Actual prices realized, costs incurred and production quantities may vary significantly from our estimates. Therefore, the Standardized Measure should not be considered to represent our estimate of expected revenues or the fair value of our proved oil, natural gas, and NGL reserves.

As discussed further below, our estimates of proved reserves materially impact calculated depletion expense each period; therefore, if our estimates of total proved reserves decrease, the rate at which we record depletion expense will increase, reducing earnings.

Oil and Natural Gas Properties

We follow the successful efforts method of accounting for our oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, expiration of unproved leasehold, delay rentals, and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead, and similar activities are also expensed as incurred. All property acquisition costs and development costs are capitalized when incurred.

In successful efforts accounting, exploratory drilling costs are initially capitalized, or suspended, pending the determination of proved reserves. If proved reserves are found, drilling costs remain capitalized and are classified as proved properties. If proved reserves are not found, the costs related to unsuccessful wells are charged to exploration expense. For exploratory wells that find reserves that cannot be classified as proved when drilling is completed, costs continue to be capitalized as suspended exploratory drilling costs if there have been sufficient reserves found to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operational viability of the project. If we determine that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed. In some instances, this determination may take longer than one year. We review the status of all suspended exploratory drilling costs quarterly. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of natural gas and oil, are capitalized.

The costs of drilling and equipping successful wells, costs to construct or acquire facilities, and associated asset retirement costs are depreciated using the UOP method based on total estimated proved developed oil and natural gas reserves. Costs for wells in the process of being drilled, significant nonproducing properties, and in-process development projects are excluded from depletion until the related project is completed and proved producing reserves are established or, if unsuccessful, abandonments expense is recognized. The costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties, are depleted using the UOP method based on total estimated proved developed and undeveloped reserves.

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

When circumstances indicate that the carrying value of proved oil and natural gas properties may not be recoverable, we compare unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on our estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized costs, the capitalized costs are reduced to fair value. Fair value is generally estimated using the income approach described in ASC 820. If applicable, we utilize prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value measurements are typically based on judgmental assessments of commodity prices, pricing adjustments for differentials, operating costs, capital investment plans, future production volumes, and estimated proved reserves, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a market-based weighted average cost of capital.

Derivative Instruments

We utilize commodity derivative instruments to reduce our exposure to crude oil and natural gas price volatility for a portion of our estimated production from its proved, developed, producing oil and natural gas properties. The fair values of our derivative instruments are measured on a recurring basis using a third-party industry-standard pricing model.

We have not designated any of its derivative instruments as hedges for accounting purposes; therefore, the aggregate net gains and losses resulting from changes in the fair values of its outstanding derivatives, the settlement of derivative instruments, and any net proceeds or payments related to the early termination of derivative contracts during the period are recognized as net gain or loss on derivatives, as applicable, in the consolidated statements of operations.

Asset Retirement Obligations

Our oil and natural gas properties include estimates of future expenditures to P&A wells, pipelines, platforms, and other related facilities after the reserves have been depleted. We recognize the present value of the asset retirement obligation costs as a liability when it is incurred or assumed (acquired) and an increase to its capitalized oil and natural gas properties. The capitalized asset retirement obligation costs are depleted over the productive lives of the oil and natural gas properties while the asset retirement obligation liability is accreted to the expected settlement value over the productive lives of the oil and natural gas properties. Upon settlement, the difference between the recorded liability amount and the amount of costs incurred will be recognized as an adjustment to the capitalized cost of oil and natural gas properties.

The determination of future asset retirement obligations requires estimates of the future costs of removal and restoration, productive lives of the oil and natural gas properties based on reserve estimates, and future inflation rates. Estimated costs consider historical experience, third-party estimates, and government regulatory requirements but do not consider salvage values. These costs could be subject to revisions in subsequent years due to changes in regulatory requirements, the estimated P&A cost, and the estimated timing of the oil and natural gas property retirement. In subsequent periods, if the estimate of the asset retirement obligation liability changes, we record an adjustment to both the asset retirement obligation liability and the oil and natural gas property carrying value. Additionally, we estimate the credit-risk adjusted discount rate, which is applied to the future inflated P&A costs to determine the discounted present value which is recognized as the initial liability. The determined credit-risk adjusted discount rate is also subsequently applied to accrete the liability.

Commitments and Contingencies

We recognize a liability for loss contingencies when we believe it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, we accrue that amount. When no amount within the range is a better estimate than any other amount we accrue the minimum amount in the range.

Liabilities at Fair Value

On September 30, 2024, we entered into the SEPA and issued the Senior Convertible Note, the Subordinated Note, and the Subordinated Note Warrants. All three of these agreements contain features which must be evaluated for embedded derivatives and bifurcation pursuant to ASC 815. As such, we have elected to account for the SEPA, the Senior Convertible Note, the Subordinated Note, and the Subordinated Note Warrants using the fair value option.

Stock-based Compensation

Our stock–based compensation awards are classified as either equity or liability awards in accordance with GAAP. The fair value of an equity–classified award is determined at the grant date and is amortized to general and administrative expense on a graded attribution basis over the vesting period of the award. The fair value of a liability–classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability–classified awards are recorded to general and administrative expense over the vesting period of the award.

Additionally, we grant PSUs, which vest and become earned upon the achievement of certain performance goals based on our relative total shareholder return as compared to the performance peer group during the performance period, which represents a market condition per ASC Topic 718, Compensation—Stock Compensation. As such, the fair value of the PSUs awards is determined by a third party using a Monte Carlo simulation model as of the grant date. Per the PSU agreements, these awards can be settled in either stock or cash, as determined by the Committee; however, unless the Committee determines otherwise, these PSUs will be settled in stock; therefore, we classified the PSUs as equity awards.

We recognize compensation expense related to equity–classified and liability–classified awards using the straight-line method over the requisite service period during which the employee, board member, director, or advisor is required to provide services in exchange for the award in accordance with ASC Topic 718, Compensation - Stock Compensation. We have elected to not estimate the forfeiture rate of its RSUs and PSUs in its initial calculation of compensation expense, but instead we will adjust compensation expense for forfeitures as they occur.

Income Taxes

We account for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their respective tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2024, we had a full valuation allowance to offset its net deferred tax assets.

Off–Balance Sheet Arrangements

We do not have any off–balance sheet arrangements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Prairie Operating, Co.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Prairie Operating, Co. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity/members’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value – Financial Instruments (Standby Equity Purchase Agreement, Senior Convertible Note and Subordinated Note Warrants) - Refer to Note 1, Note 2, Note 4, Note 6 and Note 10 to the financial statements.

Critical Audit Matter Description

As described in Note 1, Note 2, Note 4, Note 6 and Note 10 to the financial statements, the Company entered into a Standby Equity Purchase Agreement to fund working capital needs. The Company determined that the Standby Equity Purchase Agreement represents a derivative instrument. The Company utilized unobservable market data to determine the fair value of the Standby Equity Purchase Agreement. As described in Note 1, Note 2, Note 4, Note 6 and Note 10 to the financial statements, the Company issued a $15.0 million Senior Convertible Note to provide a portion of the proceeds for the NRO Acquisition. The Company determined that the Senior Convertible Note contained certain features that required bifurcation and separate accounting as embedded derivatives and elected to account for the note at fair value. The Company utilized unobservable market data to determine the fair value of the Senior Convertible Note. As described in Note 2, Note 6 and Note 10 to the financial statements, the Company issued Subordinated Note Warrants to purchase up to 1,141,552 shares of common stock. The Company determined that the Subordinated Note Warrants should be accounted for as a liability at fair value. The Company utilized unobservable market data to determine the fair value of the Subordinated Note Warrants.

The principal consideration for our determination that the valuation of the Standby Equity Purchase Agreement, Senior Convertible Note and Subordinated Note Warrants is a critical audit matter are the significant judgment by management necessary in the selection of valuation techniques and assumptions with significant unobservable market data to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and inputs.

How We Addressed the Matter in Our Audit

Our audit procedures related to the valuation of the Standby Equity Purchase Agreement, Senior Convertible Note and Subordinated Note Warrants included the following, among others:

●	We obtained an understanding of the design of the Company’s controls over the valuation of the Standby Equity Purchase Agreement, Senior Convertible Note and Subordinated Note Warrants, including controls over management’s review of the valuation model and the significant assumptions used in determining their fair values.
●	With the assistance of a third-party valuation specialist, we audited the fair value of the equity volatility and asset volatility, valuation methodology, and key assumptions used in determining the fair value of the Standby Equity Purchase Agreement, Senior Convertible Note and Subordinated Note Warrants by:

○	Evaluating the appropriateness of the valuation model and techniques used in determining fair value;
○	Assessing that the significant valuation assumption inputs of implied volatility and yield are consistent with those that would be used by market participants through the testing of source information, checking the mathematical accuracy of the calculation, and developing independent estimates and comparing to those selected by management, where applicable; and
○	Recalculation of the fair value determined by management to verify its reasonableness.

●	We audited the completeness and accuracy of the underlying data supporting the significant valuation assumption inputs.

Fair Value – Share-Based Compensation (Performance Share Awards (PSU)) - Refer to Note 2 and Note 16 to the financial statements

Critical Audit Matter Description

As described in Note 2 and Note 16 to the financial statements, the Company granted PSUs to certain of its employees. The Company utilized unobservable market data to determine the grant date fair value of PSUs.

The principal consideration for our determination that the valuation of the PSU grant date fair value is a critical audit matter are the significant judgment by management necessary in the selection of valuation techniques and assumptions with significant unobservable market data to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and inputs.

How We Addressed the Matter in Our Audit

Our audit procedures related to the PSU grant date fair value included the following, among others:

●	We obtained an understanding of the design of the Company’s controls over the valuation of the PSU grant date fair value, including controls over management’s review of the valuation model and the significant assumptions used in determining their fair values.
●	With the assistance of a third-party valuation specialist, we audited the fair value of the equity volatility, valuation methodology, and key assumptions used in determining the fair value of the PSU grant date fair value by:

○	Evaluating the appropriateness of the valuation model and techniques used in determining fair value;
○	Assessing that the significant valuation assumption inputs of implied volatility and yield are consistent with those that would be used by market participants through the testing of source information, checking the mathematical accuracy of the calculation, and developing independent estimates and comparing to those selected by management, where applicable; and
○	Recalculation of the fair value determined by management to verify its reasonableness.

●	We audited the completeness and accuracy of the underlying data supporting the significant valuation assumption inputs.

/s/ Ham, Langston, and Brezina, L.L.P.

We have served as the Company’s auditor since 2023.

Houston, Texas

March 6, 2025

Prairie Operating Co. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$5,192	$13,037
Accounts receivable:
Oil, natural gas, and NGL revenue	3,024	—
Joint interest and other	9,275	—
Note receivable	494	—
Prepaid expenses and other current assets	317	171
Current assets – discontinued operations	—	323
Total current assets	18,302	13,531

Property and equipment:
Oil and natural gas properties, successful efforts method of accounting including $70,462 and $28,705 excluded from amortization as of December 31, 2024 and 2023, respectively	134,953	28,705
Other	94	—
Less: Accumulated depreciation, depletion, and amortization	(427)	—
Total property and equipment, net	134,620	28,705
Deposits on oil and natural gas property purchases	382	—
Operating lease assets	1,323	155
Note receivable – non–current	168	—
Deferred transaction costs	—	109
Other non–current assets	1,759	—
Non–current assets – discontinued operations	—	3,182
Total assets	$156,554	$45,682

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,225	$5,374
Ad valorem and production taxes payable	7,094	—
Oil, natural gas, and NGL revenue payable	2,366	—
Senior convertible note, at fair value	12,555	—
Derivative liabilities	2,446	—
Operating lease liabilities	323	42
Total current liabilities	63,009	5,416

Long–term liabilities:
Credit facility	28,000	—
Subordinated note, at fair value – related party	4,609	—
Subordinated note warrants, at fair value – related party	4,159	—
SEPA, at fair value	790	—
Derivative liabilities	1,949	—
Asset retirement obligation	227	—
Operating lease liabilities	1,043	94
Total long–term liabilities	40,777	94
Total liabilities	103,786	5,510

Commitments and contingencies (Note 12)

Stockholders’ equity:
Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized, and 14,457 and 20,627 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Series E convertible preferred stock; $0.01 par value; 50,000 shares authorized, and zero and 20,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock; $0.01 par value; 500,000,000 shares authorized, and 23,045,209 and 9,826,719 shares issued and outstanding as of December 31, 2024 and 2023, respectively	230	98
Additional paid–in capital	172,304	118,928
Accumulated deficit	(119,766)	(78,854)
Total stockholders’ equity	52,768	40,172
Total liabilities and stockholders’ equity	$156,554	$45,682

The accompanying notes are an integral part of these consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Revenues:
Oil, natural gas, and NGL revenue	$7,939	$—
Total revenues	7,939	—

Operating expenses:
Lease operating expenses	1,265	—
Gathering, transportation, and processing expenses	864	—
Ad valorem and production taxes	591	—
Depreciation, depletion, and amortization	427	—
Accretion of asset retirement obligation	6	—
Exploration expenses	734	264
General and administrative expenses	30,565	16,269
Total operating expenses	34,452	16,533
Loss from operations	(26,513)	(16,533)

Other (expenses) income:
Interest expense	(1,142)	(122)
Loss on derivatives, net	(4,395)	—
Loss on adjustment to fair value – debt and warrants	(5,358)	(45,066)
Loss on issuance of debt	(3,039)	—
Interest income and other	580	248
Liquidated damages	—	(548)
Total other expenses	(13,354)	(45,488)

Loss from operations before provision for income taxes	(39,867)	(62,021)
Provision for income taxes	—	—
Net loss from continuing operations	(39,867)	(62,021)

Discontinued operations
Loss from discontinued operations, net of taxes	(1,045)	(17,059)
Net loss from discontinued operations	(1,045)	(17,059)
Net loss	$(40,912)	$(79,080)

Earnings (loss) per common share:
Loss per share – continuing operations, basic and diluted	$(2.58)	$(12.95)
Loss per share – discontinued operations, basic and diluted	$(0.07)	$(3.56)
Loss per share, basic and diluted	$(2.65)	$(16.51)
Weighted average common shares outstanding, basic and diluted	15,453,502	4,788,412

The accompanying notes are an integral part of these consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Consolidated Statement of Stockholders’ Equity/Members’ Deficit

(In thousands, except share amounts)

		Mezzanine Equity				Stockholders’ Equity
	Members’	Series D Preferred Stock Par value $0.01		Series E Preferred Stock Par value $0.01		Series D Preferred Stock Par value $0.01		Series E Preferred Stock Par value $0.01		Common Stock Par value $0.01		Additional Paid In	Accumulated	Stockholders’
	Deficit	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
January 1, 2023 balance	$(382)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Net loss from January 1, 2023 through May 3, 2023	(225)	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of membership interests	607	—	—	—	—	—	—	—	—	2,297,668	23	(630)	—	(607)
Issuance of Common Stock to former stockholders of Creek Road Miners upon Merger	—	—	—	—	—	—	—	—	—	3,860,898	39	9,889	—	9,928
Issuance of Series D Preferred Stock to PIPE investors, net of issuance costs	—	—	—	—	—	17,376	—	—	—	—	—	16,447	—	16,447
Issuance of Series D Preferred Stock to holders of Convertible Debentures for settlement of Creek Road Miners liabilities	—	—	—	—	—	4,423	—	—	—	—	—	3,209	—	3,209
Issuance of Common Stock and warrants in conjunction with purchase of Exok Option assets	—	—	—	—	—	—	—	—	—	670,499	7	7,282	—	7,289
Issuance of Series E Preferred Stock and warrants and Common Stock, net of issuance cost	—	—	—	—	—	—	—	20,000	—	39,614	—	19,834	—	19,834
Reclassification (Refer to Note 14 – Common Stock)	—	21,799	21,799	20,000	20,000	(21,799)	—	(20,000)	—	—	—	(67,682)	—	(67,682)
Issuance of Obligation Shares	—	—	—	—	—	—	—	—	—	205,970	2	2,005	—	2,007
Conversion of AR Debentures, inclusive of interest	—	—	—	—	—	—	—	—	—	400,666	4	5,772	—	5,776
Reclassification (Refer to Note 14 – Common Stock)	—	(21,799)	(21,799)	(20,000)	(20,000)	21,799	—	20,000	—	—	—	107,480	—	107,480
Conversion of Series D Preferred Stock	—	—	—	—	—	(1,172)	—	—	—	234,424	2	(2)	—	—
Issuance of Common Stock upon warrant exercise	—	—	—	—	—	—	—	—	—	2,116,980	21	12,429	—	12,450
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	2,895	—	2,895
Net loss from May 3, 2023 through December 31, 2023	—	—	—	—	—	—	—	—	—	—	—	—	(78,854)	(78,854)
December 31, 2023 balance	—	—	—	—	—	20,627	—	20,000	—	9,826,719	98	118,928	(78,854)	40,172
Conversion of Series D Preferred Stock	—	—	—	—	—	(6,170)	—	—	—	1,234,090	12	(12)	—	—
Conversion of Series E Preferred Stock	—	—	—	—	—	—	—	(20,000)	—	4,000,000	40	(40)	—	—
Issuance of Common Stock upon warrant exercise	—	—	—	—	—	—	—	—	—	5,589,740	57	33,482	—	33,539
Issuance of Common Stock to fund NRO Acquisition, net of issuance costs	—	—	—	—	—	—	—	—	—	1,827,040	18	9,974	—	9,992
Issuance of Common Stock for SEPA commitment fee	—	—	—	—	—	—	—	—	—	100,000	1	599	—	600
Issuance of Common Stock as part of credit facility issuance costs	—	—	—	—	—	—	—	—	—	120,048	1	999	—	1,000
Issuance of Common Stock related to stock based compensation	—	—	—	—		—	—	—		347,572	3	(3)	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	8,377	—	8,377
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(40,912)	(40,912)
December 31, 2024 balance	$—	—	$—	—	$—	14,457	$—	—	$—	23,045,209	$230	$172,304	$(119,766)	$52,768

The accompanying notes are an integral part of these consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(39,867)	$(62,021)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based compensation	8,377	2,895
Depreciation, depletion, and amortization	427	—
Loss on derivatives, net	4,395	—
Loss on adjustment to fair value – debt and warrants	5,358	45,066
Loss on issuance of debt	3,039	—
Non-cash SEPA commitment fee	600	—
Amortization and expensing of deferred financing costs	35	—
Accretion of asset retirement obligation	6	—
Changes in operating assets and liabilities:
Accounts receivable	(12,265)	—
Prepaid expenses and other current assets	(74)	(101)
Accounts payable and accrued expenses	18,590	1,563
Ad valorem and production taxes payable	496	—
Oil, natural gas, and NGL revenue payable	1,140	—
Accrued interest and expenses – related parties	—	(2)
Other assets and liabilities	(65)	(16)
Net cash used in continuing operating activities	(9,808)	(12,616)
Net cash provided by discontinued operations	460	675
Net cash used in operating activities	(9,348)	(11,941)

Cash flows from investing activities:
Cash paid for Nickel Road asset purchase, net of cash received	(55,509)	—
Transaction expenses paid related to Nickel Road asset purchase	(239)	(109)
Deposit on other oil and natural gas properties purchase	(382)	—
Investments in oil and natural gas properties	(28,522)	(190)
Purchases of other property and equipment	(94)	—
Acquisition of unproved oil and natural gas properties	—	(21,225)
Cash received from sale of cryptocurrency miners	1,000	—
Cash received from payment on note receivable related to sale of cryptocurrency miners	338	—
Cash paid in reverse asset acquisition, net of cash received	—	(1,990)
Net cash used in continuing investing activities	(83,408)	(23,514)
Net cash used in discontinued investing activities	—	(170)
Net cash used in investing activities	(83,408)	(23,684)

Cash flows from financing activities:
Proceeds from the issuance of Common Stock	15,000	—
Financing costs associated with issuance of Common Stock	(5,008)	—
Proceeds from the issuance of the Senior Convertible Note	14,250	—
Payments of the Senior Convertible Note	(3,748)	—
Proceeds from the issuance of the Subordinated Note – related party	5,000	—
Payments of the Subordinated Note – related party	(1,786)	—
Borrowings on the Credit Facility	28,000	—
Debt issuance costs associated with the Credit Facility	(336)	—
Proceeds from the exercise of Series D and E Preferred Stock warrants	33,539	12,450
Proceeds from the issuance of Series D Preferred Stock and warrants	—	17,376
Financing costs associated with the issuance of Series D Preferred Stock	—	(928)
Proceeds from the issuance of Series E Preferred Stock and warrants	—	20,000
Financing costs associated with the issuance of Series E Preferred Stock	—	(166)
Payments on long-term debt	—	(150)
Net cash provided by continuing financing activities	84,911	48,582
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	84,911	48,582

Net (decrease) increase in cash and cash equivalents	(7,845)	12,957
Cash and cash equivalents, beginning of the year	13,037	80
Cash and cash equivalents, end of the year	$5,192	$13,037

The accompanying notes are an integral part of these consolidated financial statements.

Refer to Note 2 – Summary of Significant Accounting Policies for supplemental cash flow disclosures.

Prairie Operating Co. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization, Description of Business, and Basis of Presentation

Organization and Description of Business

Prairie Operating Co. (individually or together with its subsidiaries, the “Company”) is an independent energy company focused on the acquisition and development of crude oil, natural gas and natural gas liquids (“NGLs”). The Company assets and operations are strategically located in the oil region of rural Weld County, within the Denver–Julesburg Basin (the “DJ Basin”) of Colorado. In addition to growing production through its drilling operations, the Company also seeks to grow its business through accretive acquisitions, such as the acquisition of the Genesis Bolt–on Assets (as defined herein) in February 2024 and the NRO Acquisition (as defined herein), which closed in October 2024. Refer to Note 4 – Acquisitions and Merger for a full discussion of the acquisitions.

As of December 31, 2024, the Company’s exploration and production (“E&P”) assets consist of its Central Weld Assets (as defined herein), Genesis and Genesis Bolt–on Assets (as defined herein), and the Exok Option Purchase assets (as defined herein). The Company’s Central Weld Assets were acquired from Nickel Road Development LLC and Nickel Road Operating LLC (collectively, “NRO”) in October 2024 and include 26 revenue producing oil and natural gas wells. As of December 31, 2024, the Company’s total Genesis Assets include approximately 18,100 net leasehold acres in, on and under approximately 31,000 gross acres and total Central Weld Assets include approximately 5,640 net leasehold acres, on and under approximately 6,000 gross acres. The Company commenced drilling wells on its Genesis Bolt-on Assets in the third quarter of 2024 and all eight wells began producing in February 2025.

Previously, the Company focused on cryptocurrency mining until the sale of its cryptocurrency miners in January 2024. The Company’s cryptocurrency mining operations commenced on May 3, 2023 concurrent with the Merger (as defined herein). Prior to January 2024, all of the Company’s revenue was generated through its cryptocurrency mining activities from assets that were acquired in the Merger. Upon the closing of the Crypto Sale (as defined herein), the Company exited the cryptocurrency mining business. All results and activities from these assets and operations have been classified as discontinued operations in the Company’s consolidated financial statements. Refer to Note 3 – Discontinued Operations for a full discussion of the discontinued operations.

Merger Agreement and Related Transactions

On May 3, 2023, the Company completed its merger with Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023 (the “Merger Agreement”), by and among the Company, Creek Road Merger Sub, LLC (“Merger Sub”), and Prairie LLC, pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.”

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements included in this Annual Report present the Company’s financial position, results of operations, and cash flows for the periods presented in accordance with GAAP and the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of Prairie LLC, which is considered a variable interest entity for which the Company is the primary beneficiary, as the Company is the sole managing member of Prairie LLC and has the power to direct the activities most significant to Prairie LLC’s economic performance, as well as the obligation to absorb losses and receive benefits that are potentially significant.

Liquidity Analysis

During the year ended December 31, 2024, the Company had a net loss of $40.9 million. The Company cannot predict if or when it will be profitable and may continue to incur losses for an indeterminate period of time. Additionally, the Company may be unable to achieve or sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent it from successfully operating and expanding its business. As of December 31, 2024, the Company had cash and cash equivalents of $5.2 million, a working capital deficit of $44.7 million, and an accumulated deficit of $119.8 million.

On September 30, 2024, the Company entered into the SEPA (as defined herein), a Subordinated Note (as defined herein), and a Senior Convertible Note (as defined herein). The Company closed the NRO Acquisition (as defined herein) on October 1, 2024, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note. The Company used the remainder of the Senior Convertible Note proceeds and the Subordinated Note proceeds to fund its drilling program. On December 16, 2024, the Company entered into a reserve-based Credit Facility (as defined herein) with Citibank, N.A. (“Citi”) and borrowed $28.0 million to help fund its working capital needs. Refer to Note 10 – Debt for a discussion of the Credit Facility, Senior Convertible Note, and Subordinated Note issuances and to Note 14 – Common Stock for a discussion of the issuance of Common Stock.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether the Company can meet its obligations, have adequate liquidity to operate, and maintain compliance with the applicable financial covenants of its Credit Facility Agreement, as discussed in Note 10 – Debt. Significant assumptions used in the Company’s forecasted model of liquidity in the next 12 months include its current cash position and ability to manage spending. Based on an assessment of these factors, management expects that the Company’s cash balance, expected revenues from its existing producing wells and newly producing Shelduck wells, and liquidity available under the SEPA and Credit Facility and potential offerings under the effective Form S-3 registration statement will be sufficient to meet its obligations over the next 12 months and fulfil the financial covenant requirements under its Credit Facility Agreement, as discussed in Note 10 – Debt.

Since entering into the SEPA in September 2024 and the Credit Facility Agreement in December 2024 and with the Form S-3 registration statement becoming effective in December 2024, the Company has the ability to access funds to meet its working capital needs. Since the Company’s ability to request an Advance under the SEPA does not require action on the part of management, other than requesting the Advance, and the maximum Advance amount is less or equal to the Company’s liquidity needs, substantial doubt about the Company’s ability to continue as a going concern does not exist.

Segment Information

The Company operates in one business segment, the acquisition, development, and production of crude oil, natural gas, and NGLs (the “Operating Segment,”), primarily in the U.S. DJ Basin. This is consistent with the internal reporting provided to the Company’s executive team, which is the chief operating decision maker (“CODM”) and includes the Chief Operating Officer, President, Chief Financial Officer, and Executive Vice President of Operations.

The Company’s Operating Segment produces and sells crude oil, natural gas, and NGL volumes, which is reported as oil, natural gas, and NGL revenue on its consolidated statements of operations for the years ended December 31, 2024 and 2023. The Company’s revenue recognition policy and other accounting policies for its Operating Segment are the same as its companywide accounting policies discussed below in Note 2 – Summary of Significant Accounting Policies. The Operating Segment’s major customers during the year ended December 31, 2024 are also discussed below in Note 2 – Summary of Significant Accounting Policies. Additionally, the Company did not have any intra-entity sales or transfers during the years ended December 31, 2024 or 2023 and the Operating Segment significant expenses are the same as those reported on the consolidated statements of operations for the years ended December 31, 2024 and 2023.

The CODM assesses the performance of the Operating Segment and decides how to allocate resources based on the Company’s net income (loss), as reported on the consolidated statements of operations. Additionally, net income (loss) on the consolidated statements of operations is used to monitor budget versus actual results of the Operating Segment and to benchmark against the Company’s competitors. The CODM’s measure of the Operating Segment assets is reported as total assets on the consolidated balance sheets.

Note 2 – Summary of Significant Accounting Policies

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

These estimates and assumptions include estimates for reserves of credit losses, accruals for potential liabilities, estimates and assumptions made in valuing assets and debt instruments issued in the Merger, the valuation of the SEPA, Senior Convertible Note, the Subordinated Note, and warrants issued in the third quarter of 2024, discussed further in Note 10 – Debt, the fair value of its derivative instruments, and the realization of deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents are defined by the Company as short-term, highly liquid investments which have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash. The carrying value of cash and cash equivalents approximate the fair value due to the short-term nature of these instruments. The Company may have cash balances which exceed the federal deposit insurance limits of $250,000, creating a potential credit risk. To mitigate this risk, the Company maintains its cash and cash equivalents with high quality financial institutions; therefore, it does not anticipate incurring any losses related to these credit risks. As of December 31, 2024 and 2023, the Company had cash and cash equivalents of $5.2 million and $13.0 million, respectively.

Accounts Receivable

Oil, natural gas, and NGL revenue receivable consists of uncollateralized accrued oil, natural gas, and NGL revenue due under normal trade terms, generally requiring payment within 30 days of production. Joint interest and other receivables consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date and, at times, receivables from the counterparties to the Company’s derivative contracts. In the Company’s capacity as operator, it incurs development, exploration, operating, and plug and abandon (“P&A”) costs that are billed to its partners based on their respective working interests. For receivables from joint interest owners, the Company typically has the ability to withhold revenue distributions to recover any unpaid joint operations billings that are past due.

The Company did not have any producing wells prior to the NRO Acquisition (as defined herein), which closed on October 1, 2024. Following the NRO Acquisition, during the fourth quarter of 2024, two of the Company’s largest customers accounted for approximately 80% and 15% of its oil, natural gas, and NGL revenues. Those same two customers accounted for approximately 78% and 20% of the Company’s accrued oil, natural gas, and NGL revenues. The Company is exposed to credit risk in the event of nonpayment by the purchasers of its production, all of which are concentrated in energy-related industries and may be similarly affected by changes in economic and financial conditions, commodity prices, or other conditions. However, the Company does not believe the loss of any single purchaser would materially impact its operating results, as crude oil, natural gas, and NGL are fungible products with well-established markets and numerous purchasers.

Oil and Natural Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Under this method, exploration costs such as exploratory geological and geophysical costs, expiration of unproved leasehold, delay rentals, and exploration overhead are expensed as incurred. All costs related to production, general corporate overhead, and similar activities are also expensed as incurred. All property acquisition costs and development costs are capitalized when incurred.

In successful efforts accounting, exploratory drilling costs are initially capitalized, or suspended, pending the determination of proved reserves. If proved reserves are found, drilling costs remain capitalized and are classified as proved properties. If proved reserves are not found, the costs related to unsuccessful wells are charged to exploration expense. For exploratory wells that find reserves that cannot be classified as proved when drilling is completed, costs continue to be capitalized as suspended exploratory drilling costs if there have been sufficient reserves found to justify completion as a producing well and sufficient progress is being made in assessing the reserves and the economic and operational viability of the project. If the Company determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed. In some instances, this determination may take longer than one year. The Company reviews the status of all suspended exploratory drilling costs quarterly. Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of natural gas and oil, are capitalized.

The costs of drilling and equipping successful wells, costs to construct or acquire facilities, and associated asset retirement costs are depreciated using the unit-of-production (“UOP”) method based on total estimated proved developed oil and natural gas reserves. Costs for wells in the process of being drilled, significant nonproducing properties, and in-process development projects are excluded from depletion until the related project is completed and proved producing reserves are established or, if unsuccessful, abandonments expense is recognized. The costs of acquiring proved properties, including leasehold acquisition costs transferred from unproved properties, are depleted using the UOP method based on total estimated proved developed and undeveloped reserves.

The following table presents the costs of unproved properties excluded from the Company’s UOP depreciation calculation as of December 31, 2024 and the periods such costs were incurred:

		December 31,
	Total	2024	2023
	(In thousands)
Acquisition costs	$29,335	$630	$28,705
Development costs (1)	41,127	41,127	—
Total costs incurred	$70,462	$41,757	$28,705

(1)	As of December 31, 2024, $38.0 million of development costs relate to wells which were in the process of being completed. These wells began producing in February 2025 and will be reflected in proved properties and the Company’s UOP depreciation calculation in the first quarter of 2025.

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

When circumstances indicate that the carrying value of proved oil and natural gas properties may not be recoverable, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on the Company’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized costs, the capitalized costs are reduced to fair value. Fair value is generally estimated using the income approach described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 820, Fair Value Measurements. If applicable, the Company utilizes prices and other relevant information generated by market transactions involving assets and liabilities that are identical or comparable to the item being measured as the basis for determining fair value. The expected future cash flows used for impairment reviews and related fair value measurements are typically based on judgmental assessments of commodity prices, pricing adjustments for differentials, operating costs, capital investment plans, future production volumes, and estimated proved reserves, considering all available information at the date of review. These assumptions are applied to develop future cash flow projections that are then discounted to estimated fair value, using a market-based weighted average cost of capital.

Other Property and Equipment

Other property and equipment primarily consists of office furniture and fixtures which are depreciated using the straight line method over their estimated useful lives of 5 years.

Derivative Instruments

The Company utilizes commodity derivative instruments to reduce its exposure to crude oil and natural gas price volatility for a portion of its estimated production from its proved, developed, producing oil and natural gas properties. The fair values of the Company’s derivative instruments are measured on a recurring basis using a third-party industry-standard pricing model. Refer to Note 6 - Fair Value Measurements for a further discussion of the fair value of the Company’s derivative instruments.

The Company has not designated any of its derivative instruments as hedges for accounting purposes; therefore, the aggregate net gains and losses resulting from changes in the fair values of its outstanding derivatives, the settlement of derivative instruments, and any net proceeds or payments related to the early termination of derivative contracts during the period are recognized as net gain or loss on derivatives, as applicable, in the consolidated statements of operations. Refer to Note 4 - Derivative Instruments for a discussion of the Company’s outstanding derivative instruments.

Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets primarily consists of premiums paid for its various insurance packages, including commercial packages, general liability, and Director and Officer policies, and performance bonds which are amortized into G&A over the life of the policy.

Deferred Financing Costs

Deferred financing costs include origination, legal, and other fees incurred to issue debt or amend existing credit facilities. Deferred financing costs related to the Company’s Credit Facility (as defined herein) are capitalized to other non–current assets on the accompanying balance sheets and amortized to interest expense on the accompanying statements of operations on a straight-line basis over the life of the Credit Facility. Refer to Note 10 - Debt for a discussion of the Company’s Credit Facility.

Notes Receivable

As discussed further below in Note 3 – Discontinued Operations, the Company sold all of its cryptocurrency miners (the “Mining Equipment”) in January 2024. The consideration included $1.0 million in deferred cash payments (the “Deferred Purchase Price”), to be paid out of (a) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (b) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest. As of December 31, 2024, the Company presents the Deferred Purchase Price payment as a note receivable on its consolidated balance sheet, $0.5 million of which is classified as current and $0.2 million of which is classified as non–current, based on when the payments are expected. The Company did not have a note receivable balance on its consolidated balance sheet as of December 31, 2023.

Leases

The Company capitalizes its operating leases as right-of-use (“ROU”) assets and lease liabilities on the accompanying consolidated balance sheets and recognizes the fixed minimum lease costs for its operating leases on a straight-line basis over the lease term in accordance with ASC Topic 842, Leases (“ASC 842”). The Company does not recognize leases with initial lease terms less than or equal to 12 months on the balance sheet and only includes those short-term leases as part of its lease-related disclosures. Additionally, the Company does not include any of its variable lease costs in the calculation of its ROU assets and lease liabilities, instead variable costs are expensed as incurred

The Company makes certain assumptions and judgments when determining its ROU assets and lease liabilities. When determining whether a contract contains a lease, the Company considers whether there is an identified asset that is physically distinct, whether the supplier has substantive substitution rights, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset, and whether it has the right to control the asset. Certain of the Company’s leases include one or more options to renew the lease, with renewal terms that can extend the lease term for additional years. When determining if renewals should be included in the lease term to be recognized, the Company utilizes the reasonably certain threshold, therefore, certain of the leases included in the calculation of its ROU assets and lease liabilities could include optional renewal periods for which it is not contractually obligated. Additionally, the Company must estimate its incremental borrowing rate when the implicit rate is not stated in the lease agreement and cannot be readily determined. As of December 31, 2024, none of the Company’s active leases contain purchase or termination options that are reasonably certain to be exercised.

The Company has several operating leases for office space and vehicles used in its daily operations, for which it records the related lease costs as G&A expenses on the accompanying consolidated statements of operations.

Asset Retirement Obligations

The Company’s oil and natural gas properties include estimates of future expenditures to P&A wells, pipelines, platforms, and other related facilities after the reserves have been depleted. The Company recognizes the present value of the asset retirement obligation costs as a liability when it is incurred or assumed (acquired) and an increase to its capitalized oil and natural gas properties. The capitalized asset retirement obligation costs are depleted over the productive lives of the oil and natural gas properties while the asset retirement obligation liability is accreted to the expected settlement value over the productive lives of the oil and natural gas properties. Upon settlement, the difference between the recorded liability amount and the amount of costs incurred will be recognized as an adjustment to the capitalized cost of oil and natural gas properties.

The determination of future asset retirement obligations requires estimates of the future costs of removal and restoration, productive lives of the oil and natural gas properties based on reserve estimates, and future inflation rates. Estimated costs consider historical experience, third-party estimates, and government regulatory requirements but do not consider salvage values. These costs could be subject to revisions in subsequent years due to changes in regulatory requirements, the estimated P&A cost, and the estimated timing of the oil and natural gas property retirement. In subsequent periods, if the estimate of the asset retirement obligation liability changes, the Company records an adjustment to both the asset retirement obligation liability and the oil and natural gas property carrying value. Additionally, the Company estimates the credit-risk adjusted discount rate, which is applied to the future inflated P&A costs to determine the discounted present value which is recognized as the initial liability. The determined credit-risk adjusted discount rate is also subsequently applied to accrete the liability. Refer to Note 8 - Asset Retirement Obligations for further information related to the Company’s asset retirement obligations.

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

Liabilities at Fair Value

As discussed in Note 10 – Debt and Note 14 – Common Stock, on September 30, 2024, the Company entered into the SEPA and issued the Senior Convertible Note, the Subordinated Note, and the Subordinated Note Warrants. All three of these agreements contain features which must be evaluated for embedded derivatives and bifurcation pursuant to ASC Topic 815, Derivatives and Hedging (“ASC 815”). As such, the Company has elected to account for the SEPA, the Senior Convertible Note, the Subordinated Note, and the Subordinated Note Warrants using the fair value option. Refer to Note 6 – Fair Value Measurements for a full discussion of the fair values of the SEPA, the Senior Convertible Note, the Subordinated Note, and the Subordinated Note Warrants.

Revenue Recognition

The Company recognizes revenue from the sales of oil, natural gas, and NGLs at the point that control of the produced oil, natural gas, and NGL volumes are transferred to the customer.

The following table presents the Company’s oil, natural gas, and NGL revenue disaggregated by revenue stream:

	Year Ended December 31,
	2024	2023
	(In thousands)
Oil revenue	$6,595	$—
Natural gas revenue	551	—
NGL revenue	793	—
Total revenues	$7,939	$—

The Company considers the transfer of control to have occurred when the production is delivered to the purchaser because at that time, the purchaser has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the oil, natural gas, or NGL production. Transfer of control dictates the presentation of the Company’s gathering, transportation, and processing expenses within its consolidated statements of operations. Gathering, transportation, and processing expenses incurred prior to the transfer of control are recorded gross within gathering, transportation, and processing in the accompanying statements of operations.

Additionally, the Company has made an accounting election to exclude certain qualifying taxes collected from customers and remitted to governmental authorities from its reported revenues and is presenting those amounts as a component of operating expense in the accompanying consolidated statements of operations. The amounts due from purchasers are accrued in oil, natural gas, and NGL revenue accounts receivable on the accompanying consolidated balance sheets. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Additionally, the Company has determined that product returns or refunds are very rare and will account for them as they occur, and it generally provides no warranty other than the implicit promise that goods delivered are free of liens and encumbrances and meet the agreed upon specification.

Oil revenue contracts. The majority of the Company’s oil revenue contracts are structured so that the Company delivers production at the wellhead or other contractually agreed-upon delivery point, at which time the purchaser takes custody, title, and risk of loss of the product, and the Company receives a specified index price from the purchaser with no deduction. Therefore, the Company recognizes revenue when control transfers to the purchaser at the delivery point based on the price received from the purchaser and records the third-party transportation costs as a component of operating expense in the accompanying consolidated statements of operations.

Natural gas and NGLs revenue contracts. Under the Company’s natural gas processing contracts, the Company delivers natural gas to a processing entity at the wellhead or the inlet of the processing entity’s system. In these contracts, the Company may elect to take residue gas and/or NGLs in-kind at the tailgate of the processing plant and subsequently market the product. Through the marketing process, the Company delivers the product to the purchaser at a contractually agreed-upon delivery point and receives a specified index price from the purchaser. This purchaser can be the natural gas processor or the processor can market the product on the Company’s behalf to a third-party purchaser. In both scenarios, the Company is the principal in the transaction as control of the product remains with the Company throughout the process and any fees paid to the processor are considered to be for a distinct service with an identifiable benefit that is sufficiently separable. Therefore, the Company recognizes revenue when control transfers to the ultimate purchaser at the delivery point based on the index price received from the purchaser and records the gathering, processing, and compression fees attributable to the gas processing contract, as well as any transportation fees incurred to deliver the product to the purchaser, are presented as a component of operating expense in the accompanying consolidated statements of operations.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of overhead, including salaries, incentive compensation, benefits for the Company’s corporate staff, costs of maintaining its headquarters, and costs of managing its production and development operations. The Company records a certain portion of its salaries, wages, and benefits as LOE when they are directly attributable to maintaining the production of its operated oil and natural gas properties. For oil and natural gas properties for which the Company is the operator, it reduces G&A expenses for reimbursements received from other working interest owners for the portion of costs and allowable overhead incurred during the drilling and production phases of the property. G&A expenses also include software fees and audit, legal, and other professional service fees. Additionally, the Company could be subject to legal actions and claims arising in the ordinary course of business, which, if considered probable and reasonably estimable, would require a contingent liability to be recorded as G&A expense.

Stock-based Compensation

The Company’s stock–based compensation awards are classified as either equity or liability awards in accordance with GAAP. The fair value of an equity–classified award is determined at the grant date and is amortized to general and administrative expense on a graded attribution basis over the vesting period of the award. The fair value of a liability–classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability–classified awards are recorded to general and administrative expense over the vesting period of the award.

Additionally, the Company grants performance stock awards (“PSUs”), which vest and become earned upon the achievement of certain performance goals based on the Company’s relative total shareholder return as compared to the performance peer group during the performance period, which represents a market condition per ASC Topic 718, Compensation—Stock Compensation. As such, the fair value of the PSUs awards is determined by a third party using a Monte Carlo simulation model as of the grant date. Per the PSU agreements, these awards can be settled in either stock or cash, as determined by the Compensation Committee of the Board (the “Committee”); however, unless the Committee determines otherwise, these PSUs will be settled in stock; therefore, the Company classified the PSUs as equity awards.

The Company recognizes compensation expense related to equity–classified and liability–classified awards using the straight-line method over the requisite service period during which the employee, board member, director, or advisor is required to provide services in exchange for the award in accordance with ASC Topic 718, Compensation - Stock Compensation. The Company has elected to not estimate the forfeiture rate of its RSUs and PSUs in its initial calculation of compensation expense, but instead will adjust compensation expense for forfeitures as they occur. Refer to Note 16 - Long-Term Incentive Compensation for a further discussion of the Company’s RSUs and PSUs.

Income Taxes

The Company accounts for income taxes using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their respective tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 2024, the Company had a full valuation allowance to offset its net deferred tax assets.

Earnings (Loss) Per Common Share

The two–class method of computing earnings per share is required for entities that have participating securities. The two–class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Series D Preferred Stock (as defined herein) is a participating security and the Company’s Series E Preferred Stock (as defined herein) was considered a participating security when the shares were outstanding during the year ended December 31, 2023. These participating securities do not have a contractual obligation to share in the Company’s losses. Therefore, in periods of net loss, no portion of such losses are allocated to participating securities.

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding each period.

Dilutive EPS is calculated by dividing adjusted net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding each period, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) Series D Preferred Stock, (ii) Series E Preferred Stock, when the shares were outstanding during the year ended December 31, 2023, (iii) warrants to purchase Common Stock, and (iv) exercisable Common Stock options. Diluted EPS reflects the dilutive effect of the participating securities using the two–class method or the treasury stock method, whichever is more dilutive.

Basic and diluted earnings (loss) attributable to common stockholders is the same for the year ended December 31, 2024 and 2023 because the Company has only incurred losses and all potentially dilutive securities are anti–dilutive.

The following table presents the potentially dilutive securities which were not included in the computation of diluted earnings (loss) attributable to common stockholders for the year ended December 31, 2024 because their inclusion would be anti–dilutive:

Potentially Dilutive Security	Quantity	Stated Value Per Share	Total Value or Stated Value	Assumed Conversion Price	Resulting Common Shares
Merger Options, restricted stock units, and performance stock units (1)	9,337,631	$—	$—	$—	1,337,631
Common stock warrants	227,148,205	—	—	—	8,494,177
Series D Preferred Stock	14,457	1,000	14,456,680	5.00	2,891,336
Senior Convertible Note (2)	—	—	11,251,508	7.79	1,444,353
Total					14,167,497

(1)	Not exercisable or vested as of December 31, 2024. Refer to Note 15 – Common Stock Options and Warrants for a discussion of the Merger Options (as defined herein) and Note 16 – Long–Term Incentive Compensation for a discussion of the restricted stock units and performance stock units.
(2)	Reflects the conversion option of the Senior Convertible Note, pursuant to the SEPA. Refer to Note 10 – Debt for a discussion of the Senior Convertible Note and Note 14 – Common Stock for a discussion of the SEPA.

The following table presents the potentially dilutive securities which were not included in the computation of diluted earnings (loss) attributable to common stockholders for the year ended December 31, 2023 because their inclusion would be anti–dilutive:

Potentially Dilutive Security	Quantity	Stated Value Per Share	Total Value or Stated Value	Assumed Conversion Price	Resulting Common Shares
Common stock options and restricted stock units (1)	8,547,574	$—	$—	$—	547,574
Common stock warrants	386,569,653	—	—	—	13,529,938
Series D Preferred Stock	20,627	1,000	20,627,130	5.00	4,125,426
Series E Preferred Stock	20,000	1,000	20,000,000	5.00	4,000,000
Total					22,202,938

(1)	Not exercisable or vested as of December 31, 2023. Refer to Note 15 – Common Stock Options and Warrants for a discussion of the Merger Options and Note 16 – Long–Term Incentive Compensation for a discussion of the restricted stock units.

Supplemental Disclosures of Cash Flow Information

The following table presents non–cash investing and financing activities and supplemental cash flow disclosures relating to the cash paid for interest and income taxes for the periods presented:

	Year Ended December 31,
	2024	2023
	(In thousands)
Non–cash investing and financing activities:
Common Stock issued upon conversion of Series D Preferred Stock	$6,170	$—
Common Stock issued upon conversion of Series E Preferred Stock	$20,000	$—
Capital expenditures included in accrued liabilities	$(14,136)	$—
Common Stock issued for SEPA commitment fee (1)	$600	$—
Credit facility issuance costs paid by the issuance of Common Stock (2)	$1,000	$—
Credit facility issuance costs included in accrued liabilities	$331	$—
Cryptocurrency mining equipment and deposits acquired in the Merger	$—	$20,761
Secured convertible debentures assumed in the Merger	$—	$1,981
SBA loan payable acquired assumed in the Merger	$—	$150
Membership interests converted into shares of Common Stock	$—	$(607)
Common Stock issued at Merger	$—	$9,928
Series D Preferred Stock issued at Merger	$—	$3,209
Common Stock and warrants issued in Exok option acquisition	$—	$7,289
Common Stock issued in satisfaction of share issuance obligation	$—	$2,007
Common Stock issued in conversion of AR Debentures	$—	$5,775
Reclassification of increase in value of warrant liabilities in equity	$—	$39,780

Supplemental disclosure:
Cash paid for interest (3)	$715	$121
Cash paid for income taxes	$—	$—

(1)	Pursuant to the SEPA, the Company issued 100,000 shares to Yorkville as a commitment fee. Refer to Note 14 – Common Stock for a discussion of the SEPA.
(2)	Prior to entering into the Credit Facility (as defined below) agreement in December 2024, the Company issued 120,048 shares to Yorkville as a consent fee. Refer to Note 10 – Debt for a discussion of the credit facility.
(3)	For the year ended December 31, 2024, includes amounts paid for redemption premium and minimum return premium. Refer to Note 10 – Debt for a further discussion.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2023-03”), which requires the disclosure of specific information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

Note 3 – Discontinued Operations

On January 23, 2024, the Company sold all of its cryptocurrency miners (the “Mining Equipment”) for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments (the “Deferred Purchase Price”), to be paid out of (a) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (b) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest, (collectively, the “Crypto Sale”). As of December 31, 2024, the Company presents the Deferred Purchase Price payment as a note receivable on its consolidated balance sheet, $0.5 million of which is classified as current and $0.2 million of which is classified as non–current, based on when the payments are expected. The Company did not have a note receivable balance on its consolidated balance sheet as of December 31, 2023. The Company recognized a loss of $1.1 million related to this disposition on its consolidated statement of operations and statement of cash flows for the year ended December 31, 2024.

The Company has presented the related assets and liabilities associated with discontinued operations separately as discontinued operations on its consolidated balance sheets as of December 31, 2024 and 2023. The following table presents the major classes of assets included as part of discontinued operations in the Company’s consolidated balance sheets for the periods indicated:

	December 31, 2024	December 31, 2023
	(In thousands)
Accounts receivable	$—	$323
Property and equipment, net	—	3,182
Total assets – discontinued operations	$—	$3,505

Additionally, the Company has presented the financial results associated with discontinued operations separately as discontinued operations on its consolidated statements of operations for the year ended December 31, 2024 and 2023 and its consolidated statements of cash flows for the year ended December 31, 2024 and 2023. The following table presents the major classes of line items constituting the loss from discontinued operations on the Company’s consolidated statements of operations and consolidated statements of cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
	(In thousands)
Cryptocurrency mining revenue	$193	$1,546
Cryptocurrency mining costs	(55)	(549)
Depreciation and amortization	(102)	(984)
Impairment of cryptocurrency mining equipment	—	(17,072)
Loss from sale of cryptocurrency mining equipment	(1,081)	—
Loss from discontinued operations before income taxes	(1,045)	(17,059)
Provision for income taxes	—	—
Net loss from discontinued operations	$(1,045)	$(17,059)

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

On August 15, 2024, the Company and NRO agreed to amend certain terms of the NRO Agreement, pursuant to which the total consideration of the NRO Acquisition was reduced to $84.5 million in cash, subject to certain closing price adjustments and other customary closing conditions, and the parties agreed to remove the deferred cash payments. Additionally on August 15, 2024, $6.0 million of the Deposit was released to NRO and the remaining $3.0 million was returned to the Company.

On October 1, 2024, the Company closed the NRO Acquisition and paid $49.6 million to the sellers in cash, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note. Refer to Note 10 – Debt for a discussion of the Senior Convertible Note and to Note 14 – Common Stock for a discussion of the issuance of Common Stock. The Company completed the final settlement with NRO in December 2024, which resulted in a final purchase price of $55.5 million.

The NRO Acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805 - Accounting for Business Combinations. The estimated fair value of the consideration paid by the Company and the allocation of that amount to the underlying assets acquired, on a relative fair value basis, were recorded on the Company’s books as of October 1, 2024, the closing date of the NRO Acquisition. Additionally, costs directly related to the NRO Acquisition were capitalized as a component of the Purchase Price.

The following table presents the allocation of the purchase price, adjusted for the final settlement, to the net assets acquired on October 1, 2024, the closing date of the NRO Acquisition:

Purchase Price Allocation:	(In thousands)
Consideration:
Cash consideration (1)	$49,270
Deposits on oil and natural gas properties (2)	6,000
Direct transaction costs (3)	239
Total consideration	$55,509

Assets acquired:
Oil and natural gas properties (4)	$63,591
Prepaid expenses, third-party JIB receivable, and other	104
$63,695
Liabilities assumed:
Accounts payable and accrued expenses (5)	$(7,965)
Asset retirement obligation, long-term	(221)
$(8,186)

(1)	Includes the final settlement statement payment of $0.3 million from NRO to the Company.
(2)	Represents the Deposit paid by the Company to NRO.
(3)	Represents transaction costs associated with the NRO Acquisition which have been capitalized in accordance with ASC 805-50.
(4)	Includes the asset retirement obligation asset associated with the proved oil and natural gas properties.
(5)	Represents the amounts associated with the assets acquired in the NRO Acquisition unpaid at the closing date and primarily relates to ad valorem tax liabilities of $6.6 million and suspended revenues of $1.2 million.

Genesis Bolt–on Acquisition

On February 5, 2024, the Company acquired 1,280 gross leasehold acres on drillable spacing unit and eight proved undeveloped drilling locations in the DJ Basin (the “Genesis Bolt–on Assets”) from a private seller for $0.9 million. These assets offset the other oil and gas assets held by the Company in northern Weld County, Colorado.

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

On August 15, 2023, Prairie LLC exercised the option it acquired in the Exok Transaction and purchased additional oil and gas leases from Exok, consisting of approximately 25,240 net leasehold acres in, on and under approximately 32,580 gross acres (the “Exok Option Purchase”) for total consideration of $25.3 million. The total consideration consisted of $18.0 million in cash to Exok, which was funded with the Series E PIPE (as defined herein), and equity consideration to certain affiliates of Exok consisting of (i) 670,499 shares of Common Stock, and (ii) warrants providing the right to purchase 670,499 shares of Common Stock at $7.43 per share (the “Exok Warrants”). Refer to Note 15 – Common Stock Options and Warrants for a discussion of the Exok Warrants.

Merger with Creek Road Miners, Inc.

Under the terms of the Merger, the Company issued 2,297,668 shares of Common Stock to the members of Prairie LLC in exchange for all of the membership interests of Prairie LLC. Additionally, and as a condition of the Merger, 4,423 shares of Series D Preferred Stock (as defined herein) were issued to holders of the 12% amended and restated senior secured convertible debentures (collectively, the “AR Debentures”). Refer to Note 10 – Debt for a discussion of the AR Debentures.

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

The following table presents the total purchase price on May 3, 2023, the closing date of the Merger:

(In thousands, except share amounts)
Number of shares of Common Stock of the combined company owned by the Company’s stockholders immediately prior to the merger (1)	3,860,898
Multiplied by the fair value per share of Common Stock (2)	$2.57
Fair value of the Company’s pre–Merger Common Stock	$9,928

Number of shares of Series D Preferred Stock issued to effectuate the Merger	4,423
Multiplied by the fair value per share (3)	$725.57
Fair value of Series D Preferred Stock issued as consideration	$3,209

Prairie LLC transaction costs (4)	2,033
Purchase price	$15,170

(1)	Represents the historical shares of Common Stock outstanding immediately prior to the closing of the Merger on May 3, 2023.
(2)	Based on the last reported sale price of Common Stock on OTC Capital Markets on May 3, 2023, the closing date of the Merger.
(3)	Fair value calculated as described above on May 3, 2023.
(4)	Prairie LLC transaction costs consist primarily of legal expenses incurred by Prairie LLC. The transaction costs have been reflected as an increase in the purchase price.

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

The following table presents the allocation of the purchase price to the net assets acquired on May 3, 2023, the closing date of the Merger:

Purchase Price Allocation:	(In thousands)
Cash and cash equivalents	$42
Accounts receivable	8
Prepaid expenses	64
Mining equipment (1)	18,141
Deposits on mining equipment	2,928
Accounts payable and accrued expenses	(3,352)
Secured convertible debentures	(1,981)
SBA loan payable	(150)
Share issuance liability	(530)
Net assets acquired	$15,170

(1)	In accordance with GAAP for asset acquisitions, the excess purchase price over the fair value of the acquired assets and liabilities was ascribed to the property and equipment acquired.

Note 5 – Derivative Instruments

The Company utilizes commodity derivative instruments to reduce its exposure to crude oil and natural gas price volatility for a portion of its estimated production from its proved, developed, producing oil and natural gas properties. Currently, the Company only has commodity swap contracts outstanding, which guarantee a fixed price on contracted volumes over specified time periods. However, in the future, the Company could utilize other types of derivative instruments including call and purchased options, put spreads, collars, and three-way collars. As of December 31, 2024, the Company’s derivative counterparty is Citi, which is the administrative agent and lender of its reserve-based credit agreement (the “Credit Facility”).

As of December 31, 2024, the Company had the following outstanding crude oil and natural gas derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate and NYMEX Henry Hub, respectively:

	Settling January 1, 2025 through December 31, 2025	Settling January 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028
Crude Oil Swaps:
Notional volume (Bbls)	938,040	496,884	223,599	169,839
Weighted average price ($/Bbl)	$67.30	$64.40	$62.70	$61.81
Natural Gas Swaps:
Notional volume (MMBtus)	1,309,098	885,147	626,832	457,368
Weighted average price ($/MMBtu)	$3.33	$3.73	$3.69	$3.49

The Company recognizes all of its derivative instruments at fair value as assets or liabilities on the accompanying consolidated balance sheets. The Company has not designated any of its derivative instruments as hedges for accounting purposes; therefore, the aggregate net gains and losses resulting from changes in the fair values of its outstanding derivatives and the settlement of derivative instruments during the period are recognized as part of the loss on derivatives, net on the accompanying consolidated statements of operations. Additionally, all of the Company’s hedge positions are currently in a liability position, therefore, there is no offsetting in the presentation of its derivative instruments.

The following table presents the net fair values of the Company’s derivative instruments, recorded on the consolidated balance sheet for the period presented:

December 31, 2024
(In thousands)
Current liabilities	$2,446
Long-term liabilities	1,949
Total derivatives liabilities	$4,395

The following table presents the components of loss on derivatives, net reflected on the accompanying consolidated statement of operations and cash flows for the period presented:

Year Ended
December 31, 2024
(In thousands)
Change in fair value of derivatives, net
Crude oil	$3,763
Natural gas	632
Total	4,395
Loss on derivatives, net	$4,395

The Company did not have any outstanding derivatives contracts or any derivative settlements during the year ended December 31, 2023.

Note 6 – Fair Value Measurements

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s liabilities which were measured at fair value on a recurring basis as of December 31, 2024 and their classification within the fair value hierarchy:

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Commodity derivative contracts	$4,395	$—	$4,395	$—
SEPA	790	—	—	790
Senior convertible note	12,555	—	—	12,555
Subordinated note – related party	4,609	—	4,609	—
Subordinated note warrants – related party	4,159	—	—	4,159

Commodity derivative contracts. The fair values of the Company’s derivative instruments are measured on a recurring basis using a third-party industry-standard pricing model that considers various inputs such as quoted forward commodity prices, discount rates, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant data. These significant inputs are observable in the current market or can be corroborated by observable active market data and are therefore considered Level 2 inputs within the fair value hierarchy. As of December 31, 2024, the fair value of the Company’s commodity derivative contracts is a liability of $4.4 million, $2.4 million of which is considered a current liability.

The Company has elected the fair value option for the financial instruments listed below, as such, it reflects these financial instrument liabilities at their fair value on its consolidated balance sheet and reflects the changes in the fair values of the liabilities as loss on adjustment to fair value – debt and warrants on its consolidated statements of operations and consolidated statement of cash flows. The following table presents the changes in the Company’s financial instruments presented at fair value for the periods presented:

	December 31, 2024	December 31, 2023
	(In thousands)
SEPA, at the beginning of the period	$—	$—
Loss on adjustment to fair value	790	—
SEPA, at the end of the period	$790	$—

Senior convertible note, at the beginning of the period	$—	$—
Borrowing	14,250	—
Repayments	(3,748)	—
Loss on adjustment to fair value	2,053	—
Senior convertible note, at the end of the period	$12,555	$—

Subordinated note – related party, at the beginning of the period	$—	$—
Borrowing	5,000	—
Repayments	(1,786)	—
Loss on issuance of debt	281	—
Loss on adjustment to fair value	1,114	—
Subordinated note – related party, at the end of the period	$4,609	$—

Subordinated note warrants – related party, at the beginning of the period	$—	$—
Loss on issuance of debt	2,758	—
Loss on adjustment to fair value	1,401	—
Subordinated note warrants – related party, at the end of the period	$4,159	$—

AR debentures, at the beginning of the period	$—	$—
Borrowing	—	1,981
Conversion to Common Stock	—	(5,771)
Loss on adjustment to fair value	—	3,790
AR debentures, at the end of the period	$—	$—

Obligation shares, at the beginning of the period	$—	$—
Obligation, at merger	—	530
Issuance of Common Stock	—	(2,007)
Loss on adjustment to fair value	—	1,477
Obligation shares, at the end of the period	$—	$—

Reclassified warrant liabilities, at the beginning of the period	$—	$—
Reclassification from equity to liabilities	—	67,682
Reclassification from liabilities back to equity	—	(107,480)
Loss on adjustment to fair value	—	39,798
Reclassified warrant liabilities, at the end of the period	$—	$—

The following table presents the face value and fair value of each financial instrument presented at fair value on the Company’s consolidated balance sheet as of December 31, 2024:

	December 31, 2024
	Face Value	Fair Value
	(In thousands)
SEPA	$—	$790
Senior convertible note	11,252	12,555
Subordinated note – related party	3,214	4,609
Subordinated note warrants – related party	—	4,159

Standby Equity Purchase Agreement. On September 30, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), whereby, subject to certain conditions, the Company has the right, not the obligation, to sell to Yorkville shares up to $40.0 million shares of Common Stock, at any time and in the amount as specified in the Company’s request (“Advance Notice”), during the commitment period commencing on September 30, 2024 (the “SEPA Effective Date”) and terminating on September 30, 2026. The Company’s right to sell shares to Yorkville under the SEPA was contingent upon the Company having an effective registration statement, which was declared effective by the SEC on December 20, 2024. The Company has determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings.

As of December 31, 2024, the fair value of the SEPA was determined by a third-party using a Monte Carlo simulation model and the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

SEPA – Monte Carlo Simulation Model	Key Inputs
Time to termination (years)	1.75
Stock price – as of December 31, 2024	$6.92
Risk-free rate	4.13%
Equity volatility rate	85.0%

As of December 31, 2024, the fair value of the SEPA is $0.8 million, which resulted in corresponding loss on adjustment to fair value – debt and warrants of $0.8 million on the Company’s consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2024. Refer to Note 10 – Debt for a further discussion of the SEPA.

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

As of December 31, 2024, the fair value of the Senior Convertible Note was determined by a third-party using a Monte Carlo simulation model and the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Convertible Note – Monte Carlo Simulation Model	Key Inputs
Stock price – as of December 31, 2024	$6.92
Risk-free rate	4.11%
Equity volatility rate	90.0%
Market yield – as of December 31, 2024	14.6%

As of December 31, 2024, the fair value of the Senior Convertible Note is $12.6 million, which resulted in a loss on adjustment to fair value – debt and warrants of $2.1 million on the Company’s consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2024. Refer to Note 10 – Debt for a further discussion of the Senior Convertible Note.

Subordinated Promissory Note. On September 30, 2024, the Company entered into a subordinated promissory note (the “Subordinated Note”) with First Idea Ventures LLC and The Hideaway Entertainment LLC (together, the “Noteholders”), in a principal amount of $5.0 million, with a maturity of December 31, 2025. The Subordinated Note has an interest rate of 10.00% and the Noteholders are entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. The Company has determined that certain features of the Subordinated Note require bifurcation and separate accounting as embedded derivatives. As such, the Company has elected the fair value option to account for the Subordinated Note; therefore, in accordance with ASC 815, the Company recorded the Subordinated Note at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings.

As of December 31, 2024, the fair value of the Subordinated Note was determined by a third-party using a credit default valuation model using the significant inputs listed below, which are considered unobservable inputs which are corroborated by market data and are therefore considered Level 2 inputs within the fair value hierarchy.

Subordinated Note – Credit Default Valuation	Key Inputs
Quarterly default rate	5.234%
Moody’s Investor debt recovery rate – Senior convertible note	54.80%
Moody’s Investor debt recovery rate – Subordinated note	37.60%
Risk-free rate	4.18% - 4.79%
Discount factor	0.903

As of December 31, 2024, the fair value of the Subordinated Note is $4.6 million, which resulted in a loss on adjustment to fair value – debt and warrants of $1.1 million on the Company’s consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2024. Refer to Note 10 – Debt for a further discussion of the Subordinated Note.

Subordinated Note Warrants. As discussed in Note 10 – Debt below, pursuant to the terms of the Subordinated Note, the Company issued to the Noteholders warrants (the “Subordinated Note Warrants”) to purchase up to 1,141,552 shares of Common Stock, vesting in tranches based on the date of repayment of the Subordinated Note. The Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). In accordance with ASC 815, the Company recorded the Subordinated Note Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings.

The fair value of the Subordinated Note Warrants was determined by a third-party using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Subordinated Note Warrants – Monte Carlo Simulation Model	Key Inputs
Time to termination (years)	4.75
Stock price – as of December 31, 2024	$6.92
Exercise price	$8.89
Risk-free rate	4.27%
Equity volatility rate	75.0%
Market yield – as of December 31, 2024	14.6%

As of December 31, 2024, the fair value of the Subordinated Note Warrants was $4.2 million compared to $2.8 million as of September 30, 2024, the date of the Subordinated Note Warrants issuance. The Company recognized the $1.4 million change in fair value as loss on adjustment to fair value – debt and warrants on its consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2024. Refer to Note 15 – Common Stock Options and Warrants for a further discussion of the Subordinated Note Warrants.

AR Debentures. Through September 2023, the fair value of the Company’s AR Debentures was based on a widely accepted valuation methodology that utilizes (i) the Company’s Common Stock price, (ii) value of the debt component, and (iii) the value of the equity component.

The key unobservable inputs in the valuation model listed below could change significantly and result in significantly higher or lower fair values at different measurement dates; therefore, they are considered Level 3 inputs within the fair value hierarchy.

AR Debentures – Valuation Model	Key Inputs
Equity volatility rate	75.0%
Market yield – as of May 3, 2023, the date of the Merger	20.06%

The AR Debentures were converted in October 2023; therefore, the Company stopped remeasuring the change in fair value at that time. The fair value at conversion was determined using the Company’s Common Stock price. On October 11, 2023, the date that the AR Debentures were fully converted, the fair value of the AR Debentures was $5.8 million, compared to $2.0 million at the date of the Merger. The Company recognized the $3.8 million change in fair value as loss on adjustment to fair value – debt and warrants on its consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2023. Refer to Note 10 – Debt for a further discussion of the AR Debentures.

Common Stock Obligation Shares. As discussed in Note 14 – Common Stock, as a result of the Merger and related transactions, the Company had the obligation to issue 205,970 shares of Common Stock (the “Obligation Shares”). The fair value of the Obligation Shares was based on the quoted price of the Company’s Common Stock and, as such, was considered a Level 1 input within the fair value hierarchy. The underlying shares were fully issued on September 7, 2023, therefore, the Company stopped remeasuring the change in the fair value of the obligation at that time.

On September 7, 2023, the date that the underlying shares were fully issued, the fair value of the Obligation Shares was $1.5 million. The Company recognized the $1.5 million change in fair value as loss on adjustment to fair value – debt and warrants on its consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2023. Refer to Note 14 – Common Stock for a further discussion of the Obligation Shares.

Reclassified Warrant Liabilities. In September 2023, pursuant to ASC 815, the Company adopted a sequencing policy to determine how to allocate authorized and unissued shares among commitments to deliver shares. The sequence was based upon reclassifying securities with the latest maturity date first. Refer to Note 14 – Common Stock for a discussion of the share sequencing. This sequencing and the lack of sufficient authorized shares required the Company to reclassify a portion of the Series D A Warrants and all of the Series E A Warrants to liabilities at various dates throughout the year ended December 31, 2023 (collectively, the “Reclassified Warrant Liabilities”).

The fair values of the Reclassified Warrant Liabilities at their respective reclassification dates throughout the year ended December 31, 2023 were determined by a third-party using Black-Scholes option-pricing models and the key inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Reclassified Warrant Liabilities – Black-Scholes Option Pricing Model	Key Inputs
Stock price range	$6.71 - $14.71
Option exercise price	$6.00
Expected term range (years)	4.56 – 6
Equity volatility rate	75.0%
Discount rate range	4.27% - 4.58%

At the time of the reclassification, the total fair value of the Reclassified Warrant Liabilities reclassified to liabilities was $25.9 million. The total fair value of the Reclassified Warrant Liabilities at the time they were transferred back to equity was $65.9 million. The Company recognized the $39.8 million change in fair value as loss on adjustment to fair value – debt and warrants on its consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2023. Refer to Note 14 – Common Stock for a further discussion of the Reclassified Warrant Liabilities.

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

Note 7 – Property and Equipment, net

The Company’s property and equipment, net consisted of the following for the periods presented:

	December 31, 2024	December 31, 2023
	(In thousands)
Oil and natural gas properties:
Proved properties	$64,491	$—
Unproved properties	70,462	28,705
Total oil and natural gas properties	134,953	28,705
Less: Accumulated depreciation, depletion, and amortization	(422)	—
Oil and natural gas properties, net	$134,531	$28,705

Other property and equipment	$94	$—
Less: Accumulated depreciation, depletion, and amortization	(5)	—
Other property and equipment, net	$89	$—

Total property and equipment, net	$134,620	$28,705

As of December 31, 2024, the unproved properties balance includes $38.0 million of development costs for wells which were in the process of being completed. These wells began producing in February 2025 and will be reflected in proved properties in the first quarter of 2025.

Note 8 – Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligations for the periods presented:

	December 31, 2024	December 31, 2023
	(In thousands)
Asset retirement obligation, at the beginning of the period	$—	$—
Liabilities incurred in acquisitions	221	—
Accretion of asset retirement obligation	6	—
Asset retirement obligation, at the end of the period	$227	$—

The Company did not have any producing assets until the NRO Acquisition was closed on October 1, 2024, therefore it did not have any asset retirement obligations prior to that date. Refer to Note 4 – Acquisitions and Merger for a further discussion of the NRO Acquisition.

Note 9 – Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following for the periods presented:

	December 31, 2024	December 31, 2023
	(In thousands)
Accounts payable	$33,856	$2,296
Incentive compensation	2,571	1,925
Accrued legal and accounting fees	423	201
Accrued interest	325	—
Other	1,050	952
Accounts payable and accrued expenses	$38,225	$5,374

Note 10 – Debt

The Company’s debt balances consisted of the following for the periods indicated:

	December 31, 2024	December 31, 2023
	(In thousands)
Credit facility	$28,000	$—

SEPA	$—	$—
Fair value adjustment	790	—
SEPA, at fair value	$790	$—

Senior convertible note	$11,252	$—
Fair value adjustment	1,303	—
Senior convertible note, at fair value	$12,555	$—

Subordinated note – related party	$3,214	$—
Fair value adjustment	1,395	—
Subordinated note – related party, at fair value	$4,609	$—

The following table presents the components of interest expense reflected in the Company’s consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In thousands)
Interest expense – Credit facility	$99	$—
Amortization of deferred financing costs – Credit facility	35	—
Interest expense – Senior convertible note	290	—
Premium paid for redemption – Senior convertible note	187	—
Interest expense – Subordinated note – related party	124	—
Minimum return premium – Subordinated note – related party	407	—
SBA loan and other interest	—	122
Total interest expense	$1,142	$122

Credit Facility

On December 16, 2024, the Company, as borrower, entered into a reserve-based credit agreement with Citi, as administrative agent and the financial institution party thereto (the “Credit Facility Agreement”), which has a maximum credit commitment of $1.0 billion and is set to mature on December 16, 2026. The Credit Facility is guaranteed by all of the Company’s restricted subsidiaries and is secured by a first-priority security interest on substantially all of the Company’s oil and natural gas properties and substantially all of the Company’s personal property assets, subject to customary exceptions. As of December 31, 2024, the Credit Facility had a borrowing base and an aggregate elected commitment of $44.0 million and a $5.0 million sublimit for the issuance of letters of credit. The borrowing base is subject to semi-annual redeterminations based upon the value of the Company’s oil and gas properties as determined in a reserve report dated as of January and July of each year, subject to certain interim redeterminations. On February 3, 2025, the Company entered into the First Amendment to the Credit Facility Agreement (the “First Amendment”), which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million.

As of December 31, 2024, the Company had $28.0 million of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $7.2 million of availability for future borrowings and letters of credit. Borrowing under the Credit Facility bear interest, at the Company’s election, based upon the Term SOFR or Alternate Base Rate (each as defined in the Credit Facility Agreement), as applicable, plus an additional margin which is based on the percentage of the borrowing base being utilized, ranging from 3.00% to 4.00% per annum for Term SOFR loans (plus a 0.10% per annum adjustment) and 2.00% to 3.00% for Alternate Base Rate loans. There is also a commitment fee of 0.50% on the undrawn commitments.

The Company is subject to certain financial covenants under the Credit Facility, which require the Company to maintain, for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025, a Net Leverage Ratio (as defined in the Credit Agreement) of no greater than 2.50 to 1.00 and a Current Ratio (as defined in the Credit Agreement) of at least 1.00 to 1.00. The Credit Facility Agreement also includes conditional equity cure rights that will enable the Company to cure certain breaches of these financial maintenance covenants. Further, beginning March 1, 2025, the Credit Facility Agreement requires the Company and its restricted subsidiaries to always hedge not less than 80% of projected production from their proved developed producing reserves and certain wells through December 31, 2028.

Additionally, the Credit Facility Agreement contains various restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to, subject to certain exceptions: (i) incur indebtedness; (ii) incur liens; (iii) declare or pay dividends, distributions or make other restricted payments; (iv) repay or redeem other indebtedness; (v) make investments; (vi) change their respective lines of business or acquire or make any expenditures in oil and gas properties outside the U.S.; (vii) sell or discount receivables; (viii) acquire or merge with any other company; (ix) sell assets or equity interests of the Company’s subsidiaries; (x) enter into or terminate certain hedge agreements; (xi) enter into transactions with affiliates; (xii) own any subsidiary that is not organized in the U.S.; (xiii) enter into certain contracts or agreements that prohibit or restrict liens on property in favor of the administrative agent or restrict any restricted subsidiary from paying dividends or making distributions; (xiv) allow gas imbalances, take-or-pay or other prepayments with respect to the Company’s proved oil and gas properties; (xv) engage in certain marketing activities; (xvi) enter into sale and leasebacks; and (xvii) make or incur any capital expenditure or leasing or acquisition expenditure in oil and gas properties that are not borrowing base properties.

As of December 31, 2024, the Company has $1.7 million of unamortized deferred financing costs associated with its Credit Facility, which is presented in other non-current assets on the consolidated balance sheet. These costs will be amortized to interest expense on the accompanying statements of operations on a straight-line basis over the life of the Credit Facility.

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

Pursuant to the SEPA, the Company may issue up to a total of 4,198,343 shares of Common Stock within the Exchange Cap through Advances under the SEPA, upon conversion of the Senior Convertible Note or through any other issuances of Common Stock thereunder. However, per the SEPA, the Company does not have access to issue an Advance Notice until the Pre-Paid Advance of $15.0 million (the Senior Convertible Note) is fully repaid.

In connection with the SEPA, the Company entered into a registration rights agreement (the “SEPA Registration Rights Agreement”) with Yorkville pursuant to which the Company agreed to file a registration statement registering the resale of the Common Stock shares underlying the SEPA, the Pre- Paid Advance, and the Commitment Fee. The Company’s right to sell shares to Yorkville under the SEPA was contingent upon the Company having an effective registration statement, which was declared effective by the SEC on December 20, 2024.

The Company has determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. Additionally, the Commitment Fees and any issuance costs associated with the SEPA have been expensed to general and administrative expenses. As such, the Company has recorded the SEPA at its fair value of $0.8 million as of December 31, 2024 and recorded the corresponding $0.8 million loss on adjustment to fair value – debt and warrants on its consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2024. The fair value of the SEPA was determined by a third-party using a Monte Carlo simulation model, refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the SEPA.

Senior Convertible Note

On September 30, 2024, Yorkville advanced the Pre-Paid Advance of $15.0 million to the Company and the Company issued the Senior Convertible Note, with an interest rate of 8.00% and a maturity date of September 30, 2025. The Company’s obligations with respect to the Pre-Paid Advance and under the Senior Convertible Note are guaranteed by Prairie LLC, a subsidiary of the Company, and Prairie Operating Holding Co., LLC (“Prairie Holdco”), a subsidiary of the Company, pursuant to a global guaranty agreement entered into by Prairie LLC and Prairie Holdco in favor of Yorkville on September 30, 2024. Yorkville may convert the Pre-Paid Advance into shares of Common Stock at any time at the Conversion Price (as defined in the SEPA). The Company may, at any time, redeem all or a portion of the amounts outstanding under the Senior Convertible Note at 105% of the principal amount thereof, plus accrued and unpaid interest. Additionally, the Company may also convert the Pre-Paid Advance into shares of Common Stock at any time at the Conversion Price, however, a conversion requested by us would not result in the Company receiving cash but instead would be applied towards reducing the outstanding balance of the Senior Convertible Note.

In December 2024, and in conjunction with the Credit Facility Agreement, the Company made a $3.7 million payment on the Senior Convertible Note, resulting in a principal balance of $11.3 million as of December 31, 2024. Additionally, in January and February 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock.

The Company has determined that certain features of the Senior Convertible Note require bifurcation and separate accounting as embedded derivatives. As such, the Company has elected the fair value option to account for the Senior Convertible Note; therefore, in accordance with ASC 815, the Company recorded the Senior Convertible Note at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of December 31, 2024, the fair value of the Senior Convertible Note is $12.6 million, which resulted in a loss on adjustment to fair value – debt and warrants of $1.3 million on the Company’s consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2024. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Senior Convertible Note.

Subordinated Promissory Note

On September 30, 2024 (the “Subordinated Note Effective Date”), the Company entered into the Subordinated Note with the Noteholders, as defined above, in a principal amount of $5.0 million, with a maturity of December 31, 2025. Refer to Note 18 – Related Party Transactions for a further discussion about the Subordinated Note and the Noteholders. The Subordinated Note has an interest rate of 10.00% and the Noteholders are entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. The Subordinated Note is guaranteed by Prairie LLC pursuant to a global guaranty agreement entered into by Prairie LLC in favor of the Noteholders on the Subordinated Note Effective Date. The Subordinated Note is subordinated to the prior payment in full in cash to the Senior Convertible Note and any future senior secured revolving credit facility of the Company entered into after the Subordinated Note Effective Date. On December 16, 2024, the Company and the Noteholders agreed to amend the Subordinated Note (the “Amended and Restated Subordinated Note Agreement”), to, among other things, extend the maturity date of the Subordinated Note to March 17, 2027. Additionally, the Amended and Restated Subordinated Note Agreement modified certain provisions to better align with the Credit Facility Agreement. In December 2024, and in conjunction with the Credit Facility Agreement, the Company made an $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024.

Pursuant to the terms of the Subordinated Note, the Company issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, vesting in tranches based on the date of repayment of the Subordinated Note. As of December 31, 2024, Subordinated Note Warrants providing the right to purchase 570,778 shares of Common Stock had vested and were outstanding. Refer to Note 15 – Common Stock Options and Warrants below for a further discussion of the Subordinated Note Warrants.

Pursuant to the Subordinated Note, the Company entered into a registration rights agreement (the “SPA Registration Rights Agreement”) with the Noteholders pursuant to which the Company agreed to file a registration statement registering the resale of the Common Stock underlying the Subordinated Note Warrants. The registration statement was declared effective by the SEC on December 20, 2024.

The Company has determined that certain features of the Subordinated Note and the Subordinated Note Warrants require bifurcation and separate accounting as embedded derivatives. As such, the Company has elected the fair value option to account for the Subordinated Note and the Subordinated Note Warrants; therefore, in accordance with ASC 815, the Company has recorded the Subordinated Note and the Subordinated Note Warrants at fair value and will remeasure the fair values each reporting period with changes in fair value recognized in earnings.

On September 30, 2024, the issuance date of the Subordinated Note and the Subordinated Note Warrants, the total fair value of the Subordinated Note and the Subordinated Note Warrants exceeded the proceeds of $5.0 million, as a result, the Company recognized a loss on debt issuance of $3.0 million on its consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2024. Refer to Note 15 – Common Stock Options and Warrants below for a further discussion of the Subordinated Note Warrants.

As of December 31, 2024, the fair value of the Subordinated Note is $4.6 million, which resulted in a loss on adjustment to fair value – debt and warrants of $1.1 million on the Company’s consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2024. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Subordinated Note and the Subordinated Note Warrants.

Amended and Restated Senior Secured Convertible Debentures

In connection with the Merger, the Company entered into 12% amended and restated senior secured convertible debentures due December 31, 2023 with each of Bristol Investment Fund, Ltd. (“Bristol Investment”) and Barlock 2019 Fund, LP (“Barlock”), in the principal amount of $1.0 million each. Refer to Note 18 – Related Party Transactions for a further discussion about Bristol Investment and Barlock.

The Company determined that the AR Debentures contained certain features which required bifurcation and separate accounting as embedded derivatives. As such, the Company elected to initially and subsequently measure the AR Debentures in their entirety at fair value with changes in fair value recognized in earnings in accordance with ASC 815. On October 11, 2023, the date that the AR Debentures were fully converted, the fair value of the AR Debentures was $5.8 million, compared to $2.0 million at the date of the Merger. The Company recognized the $3.8 million change in fair value as loss on adjustment to fair value – debt and warrants on its consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2023. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the AR Debentures.

Small Business Administration Loan

Upon the Merger, the Company assumed a loan agreement with the Small Business Administration (“SBA”). The loan accrued interest at a rate of 3.75% and was scheduled to mature in September 2050. The Company elected to fully repay the SBA loan and the accrued interest in September 2023, which is presented as part of financing cash outflows on the consolidated statement of cash flows for the year ended December 31, 2023.

Note 11 – Leases

The Company determines if a contract contains a lease at its inception or as a result of an acquisition and makes certain assumptions and judgments when determining its right–of–use assets and lease liabilities. When determining whether a contract contains a lease, the Company considers whether there is an identified asset that is physically distinct, whether the supplier has substantive substitution rights, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset, and whether it has the right to control the asset. Certain lease agreements could include options to renew the lease, terminate the lease early, or purchase the underlying asset(s). The Company determines the lease term at the lease commencement date as the non–cancellable period of the lease, including any options to extend or terminate the lease when such an option is reasonably certain to be exercised. The Company recognizes variable lease payments in the period they are incurred. Certain leases contain both lease and non–lease components, which the Company has chosen to account for separately. As of December 31, 2024 and 2023, all of the Company’s leases are operating leases.

The Company capitalizes its operating right–of–use assets and corresponding lease liabilities separately on its consolidated balance sheets, using the present value of the remaining lease payments over the determined lease term applying the implicit rate of the lease.

The following table presents the components of the Company’s operating leases on its consolidated balance sheets for the periods presented:

	December 31, 2024	December 31, 2023
	(In thousands)
Office space	$1,083	$—
Vehicles	240	155
Total right–of–use asset	$1,323	$155

Office space	$1,141	$—
Vehicles	225	136
Total lease liability	$1,366	$136

The Company’s weighted–average remaining lease terms and discount rates as of December 31, 2024 are as follows:

Operating Leases
Weighted–average lease term (years)	4.0
Weighted–average discount rate	10.2%

The Company has several operating leases for office spaces and vehicles used in its daily operations, under non–cancellable operating leases expiring through 2030. The Company recognizes lease expense for these leases on a straight–line basis.

The following table presents the components of the Company’s lease costs during the periods presented:

	Year Ended December 31,
	2024	2023
	(In thousands)
Operating lease cost	$231	$3
Short–term lease cost (1)	25	60
Variable lease cost (2)	14	—
Total lease cost	$270	$63

(1)	One of the Company’s office space operating leases, which expired in September 2024, had an initial lease term of less than 12 months and was considered a short-term lease. The Company does not capitalize short–term leases, instead the costs are expensed as they are incurred.
(2)	Variable lease costs include operating costs, such as parking and property taxes, associated with the Company’s office leases. The Company expenses variable lease costs as they are incurred.

As of December 31, 2024, the Company’s future lease commitments by year consisted of the following:

(In thousands)
January 1, 2025 through December 31, 2025	$396
January 1, 2026 through December 31, 2026	488
January 1, 2027 through December 31, 2027	306
January 1, 2028 through December 31, 2028	221
January 1, 2029 through December 31, 2029	226
Thereafter	57
Total lease payments	1,694
Less: imputed interest	(328)
Total lease liability	$1,366

The Company’s supplemental cash flow disclosures related to operating leases are presented below for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$220	$—
Right–of–use assets obtained in exchange for operating liabilities	$1,378	$—

Note 12 – Commitments and Contingencies

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

Note 13 – Preferred Stock

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

Each share of Series D Preferred Stock is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of such share of $1,000 by $5.00, subject to adjustment by certain events as defined in the Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock (the “Series D Certificate”). If the average price of the Company’s Common Stock, as defined and calculated, for any 22 trading days during a 30 consecutive trading day period exceeds $8.50, subject to adjustment, the Company can require conversion of the Series D Preferred Stock into Common Stock subject to certain conditions including stock trading volumes and existence of an effective registration statement for such converted shares.

The Company received an aggregate of $17.4 million in proceeds from a number of investors (the “Series D PIPE Investors”) who were issued 17,376 shares of Series D Preferred Stock along with Series A warrants (“Series D A Warrants”) to purchase 3,475,250 shares of the Company’s Common Stock and Series B warrants (“Series D B Warrants” and together with the Series D A Warrants, the “Series D PIPE Warrants”) to purchase 3,475,250 shares of Common Stock (collectively, the “Series D PIPE”). Refer to Note 15 – Common Stock Options and Warrants for a further description of the Series D PIPE Warrants.

Additionally, upon the closing of the Merger, holders of the AR Debentures were issued 4,423 shares of Series D Preferred Stock. No warrants were issued with or are associated with these shares.

During the years ended December 31, 2024 and 2023, there were conversions of 6,170 and 1,172 shares of Series D Preferred Stock, respectively, into 1,234,090 and 234,424 shares of Common Stock, respectively. As of December 31, 2024 and 2023, there were 14,457 and 20,627 shares, respectively, of Series D Preferred Stock outstanding.

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

The Company received an aggregate of $20.0 million in proceeds from Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (the “O’Neill Trust” or the “Series E PIPE Investor”). The Series E PIPE Investor was issued 20,000 shares of Series E Preferred Stock along with 39,615 shares of the Company’s Common Stock, and Series A warrants (“Series E A Warrants”) to purchase 4,000,000 shares of the Company’s Common Stock and Series B warrants (“Series E B Warrants” and together with the Series E A Warrants, the “Series E PIPE Warrants”) to purchase 4,000,000 shares of Common Stock (collectively, the “Series E PIPE”). Refer to Note 15 – Common Stock Options and Warrants for a further description of the Series E PIPE Warrants.

The Company’s obligations under the Series E Preferred Stock and the Series E PIPE Warrants were secured by a lien on the assets acquired in the Exok Option Purchase as described under the Deed of Trust, Mortgage, Assignment of As–Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated August 15, 2023 (“Deed of Trust”). On August 15, 2024, the lien on the assets acquired in the Exok Option Purchase under the Deed of Trust was released in accordance with the terms and procedures set forth therein pursuant to the Consent and Agreement (as defined herein). Refer to Note 18 – Related Party Transactions for a further discussion of the Consent and Agreement with the O’Neill Trust.

During the year ended December 31, 2024, in connection with the Consent and Agreement, all of the Series E Preferred Stock shares outstanding were converted, into 4,000,000 shares of Common Stock. As of December 31, 2024 and 2023, there were zero and 20,000 shares, respectively, of Series E Preferred Stock outstanding.

Note 14 – Common Stock

The Company has 500,000,000 authorized shares of Common Stock with a par value of $0.01 per share. The holders of the Company’s Common Stock are entitled to one vote per share and the Company’s Second Amended and Restated Certificate of Incorporation does not provide for cumulative voting. The Company’s common stockholders are entitled to receive ratably such dividends, if any, as may be declared by the Company’s Board of Directors (the “Board”) out of legally available funds. However, the current policy of the Board is to retain earnings, if any, for the Company’s operations and expansion. Upon liquidation, dissolution or winding–up, the holders of the Company’s Common Stock are entitled to share ratably in all of its assets which are legally available for distribution, after payment of or provision for all liabilities. The Company’s common stockholders have no pre-emptive, subscription, redemption, or conversion rights. The rights, preferences and privileges of the Company’s common stockholders are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue.

In conjunction with the closing of the Merger, the Company issued (i) 2,297,669 shares of Common Stock to the former members of Prairie LLC in exchange for their membership interests in Prairie LLC and (ii) 3,860,898 shares of Common Stock were deemed issued to former stockholders of Creek Road Miners, Inc. As a result of the Merger and related transactions, the Company had the obligation to issue 205,970 shares of Common Stock. On September 7, 2023, the date that the underlying shares were fully issued, the fair value of the Obligation Shares was $1.5 million. The Company recognized the $1.5 million change in fair value as loss on adjustment to fair value – debt and warrants on its consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2023. The Company stopped recording the change in the fair value of the obligation when the underlying shares were fully issued on September 7, 2023. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Obligation Shares.

On September 30, 2024, the Company entered into a securities purchase agreement to sell 1,827,040 shares of Common Stock (the “Acquired Shares”) to an investor for $8.21 per share. Concurrent with the issuance of the Common Stock, the Company entered into the SPA Registration Rights Agreement with the investor pursuant to which the Company agreed to file a registration statement registering the resale of the Acquired Shares. The registration statement was declared effective by the SEC on December 20, 2024.

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

The Company’s sequencing policy resulted in the allocation of authorized and unissued shares in the following order at September 30, 2023 (i) AR Debentures, (ii) Legacy Warrants (as defined herein) (March 2024 expiration), (iii) Series D B Warrants, (iv) restricted stock units issued to directors and an advisor (refer to Note 16 – Long–Term Incentive Compensation), (v) Series E B Warrants, (vi) restricted stock units issued to employees (refer to Note 16 – Long–Term Incentive Compensation) and Legacy Warrants (September 2024 – January 2027 expiration), (vii) Series D A Warrants, (viii) Series E A Warrants, (ix) Exok Warrants, (x) Series D Preferred Stock, (xi) Series E Preferred Stock and (xii) Merger Options. This sequencing and the lack of sufficient authorized shares required the Company to reclassify Reclassified Warrant Liabilities to liabilities at fair value during the three months ended September 30, 2023. At the time of the reclassification, the total fair value of the Reclassified Warrant Liabilities reclassified to liabilities was $25.9 million. The total fair value of the Reclassified Warrant Liabilities at the time they were transferred back to equity was $65.9 million. The Company recognized the $39.8 million change in fair value as loss on adjustment to fair value – debt and warrants on its consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2023. Refer to Note 6 – Fair Value Measurements for a discussion of the Reclassified Warrant Liabilities fair value.

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

Note 15 – Common Stock Options and Warrants

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

None of the Merger Options were exercisable as of December 31, 2024 or December 31, 2023.

Legacy Warrants

Upon the Merger, the Company assumed warrants to purchase 53,938 shares of the Company’s Common Stock with a weighted average exercise price of $49.71 per share (the “Legacy Warrants”). As of December 31, 2024 and 2023, Legacy Warrants providing the right to purchase 43,438 and 53,938 shares of Common Stock, respectively, were outstanding with a weighted average remaining contractual life of 0.6 and 2.2 years, respectively.

Series D PIPE Warrants

The Series D PIPE Warrants, upon issuance, provided the warrant holders with the right to purchase an aggregate of 6,950,500 shares of Common Stock at an exercise price of $6.00 per share. The Series D A Warrants expire on May 3, 2028 and the Series D B Warrants expired on May 3, 2024. All such warrants must be exercised for cash.

On April 8, 2024, the Company entered into an Amendment and Waiver of Exercise Limitations Letter Agreement (the “Letter Agreement”) with Bristol Investment to amend certain terms of the Series D A Warrants and Series D B Warrants held by Bristol Investment. Each of the Series D PIPE Warrants held by Bristol Investment is subject to a limitation on exercise if as a result of such exercise or conversion, the holder would own more than 4.99% of the outstanding shares of the Company’s Common Stock (the “Beneficial Ownership Limitation”), which may be increased by the holder upon written notice to the Company, to any specified percentage not in excess of 9.99% (the “Beneficial Ownership Limitation Ceiling”). The Letter Agreement increases the Beneficial Ownership Limitation Ceiling from 9.99% to 19.99%. Pursuant to the Letter Agreement, Bristol Investment further notified the Company of its intent to immediately increase the Beneficial Ownership Limitation Ceiling to 19.99% and the parties agreed to waive the waiting period with respect to such notice.

During the year ended December 31, 2024, Series D A Warrants to purchase 189,489 shares of Common Stock were exercised for total proceeds to the Company of $1.1 million. Additionally, during the year ended December 31, 2023, Series D A Warrants to purchase Common Stock were exercised on a cashless basis resulting in a net issuance of 41,980 shares of Common Stock. During the years ended December 31, 2024 and 2023, Series D B Warrants to purchase 1,400,250 and 2,075,000 shares, respectively, of Common Stock were exercised for total proceeds to the Company of $8.4 million and $12.5 million, respectively.

As of December 31, 2024 and 2023, Series D A Warrants providing the right to purchase 3,215,761 and 3,405,250 shares of Common Stock, respectively, were outstanding with a remaining contractual life of 3.3 and 4.3 years, respectively. As of December 31, 2024, all of the Series D B Warrants have been exercised and as of December 31, 2023, Series D B Warrants providing the right to purchase 1,400,250 shares of Common Stock were outstanding with a remaining contractual life of 0.3 years.

Series E PIPE Warrants

The Series E PIPE Warrants provide the warrant holders with the right to purchase 8,000,000 shares of Common Stock at an exercise price of $6.00 per share. The Series E A Warrants expire on August 15, 2028 and the Series E B Warrants expired on August 15, 2024. All such warrants must be exercised for cash.

During the year ended December 31, 2024, all of the Series E B Warrants were exercised, resulting in the issuance of 4,000,000 shares of Common Stock, for total proceeds to the Company of $24.0 million. As of December 31, 2024 and 2023, Series E A Warrants providing the right to purchase 4,000,000 shares of Common Stock with a remaining contractual life of 3.6 and 4.6 years, respectively, were outstanding. As of December 31, 2024, all of the Series E B Warrants have been exercised and as of December 31, 2023, Series E B Warrants providing the right to purchase 4,000,000 shares of Common Stock with a remaining contractual life of 0.6 years were outstanding.

Exok Warrants

As discussed in Note 4 – Acquisitions and Merger, the Company issued warrants in connection with the Exok Transaction completed in August 2023. The Exok Warrants provide the warrant holders with the right to purchase 670,499 shares of Common Stock at an exercise price of $7.43 per share. The Exok Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. On December 31, 2024 and 2023, Exok Warrants providing the right to purchase 670,499 shares of Common Stock with a remaining contractual life of 3.6 and 4.6 years, respectively, were outstanding.

Subordinated Note Warrants

As discussed in Note 10 – Debt above, pursuant to the terms of the Subordinated Note, the Company issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders. The Subordinated Note Warrants vest in equal tranches, beginning on September 30, 2024, every 3 months until the Subordinated Note is repaid. Upon vesting, the Subordinated Note Warrants will be exercisable at any time until September 30, 2029, at an exercise price of $8.89, subject to adjustments as provided under the terms of the Subordinated Note Warrants.

The Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Subordinated Note Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of December 31, 2024, the fair value of the Subordinated Note Warrants is $4.2 million. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Subordinated Note Warrants.

On September 30, 2024, in connection with the Subordinated Note, the Company entered into the SPA Registration Rights Agreement with the Noteholders pursuant to which the Company agreed to file a registration statement registering the resale of the Common Stock underlying the Subordinated Note Warrants. The registration statement was declared effective by the SEC on December 20, 2024.

As of December 31, 2024, Subordinated Note Warrants providing the right to purchase 570,778 shares of Common Stock with a remaining contractual life of 4.8 years had vested and were outstanding.

Note 16 – Long–Term Incentive Compensation

Incentive Award Plan

The Company’s long–term incentive plan for employees, directors, consultants, and other service providers (as amended and restated effective as of September 5, 2024, and as may be further amended from time to time, the “LTIP”) provides for the grant of all or any of the following types of equity–based awards: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSUs”), which may also include performance stock awards (“PSUs”); (vi) stock awards; (viii) dividend equivalents; (ix) other stock–based awards; (x) cash awards; and (xi) substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 7,500,000 shares of the Company’s Common Stock are reserved for issuance pursuant to awards under the LTIP. As of December 31, 2024, there are 5,501,356 shares available for grant under the LTIP.

Stock–Based Compensation

The Company’s stock–based compensation awards are classified as either equity awards or liability awards in accordance with GAAP. The fair value of an equity–classified award is determined at the grant date and is amortized to general and administrative expense on a graded attribution basis over the vesting period of the award. The Company accounts for forfeitures of stock–based compensation awards as they occur. There were no forfeitures during the years ended December 31, 2024 and 2023. The fair value of a liability–classified award is determined on a quarterly basis beginning at the grant date until final vesting. Changes in the fair value of liability–classified awards are recorded to general and administrative expense over the vesting period of the award.

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

The following table presents the Company’s equity–classified RSU activity for the periods indicated:

	Number of RSUs	Weighted Average Fair Value
Unvested units as of January 1, 2023	—	$—
Granted	628,545	$14.58
Forfeited	(100,000)	$14.57
Unvested units as of December 31, 2023	528,545	$9.51
Granted	799,823	$11.28
Vested	(328,543)	$14.58
Unvested units as of December 31, 2024	999,825	$12.18

During the years ended December 31, 2024 and 2023, the Company recognized stock–based compensation costs of $6.8 million and $2.9 million, respectively, related to its equity–classified RSUs.

As of December 31, 2024, there was $6.9 million of total unrecognized compensation cost related to the Company’s unvested equity–classified RSUs, which is expected to be recognized over a weighted–average period of 1.2 years.

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

The fair value of the PSUs granted in September 2024 was determined by a third-party using a Monte Carlo simulation model as of the grant date, using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Performance Stock Units – Monte Carlo Simulation Model	Key Inputs
Stock price – on grant date	$12.80
Risk-free rate	4.48%
Equity volatility rate	55.99%
Equity volatility rate adjustment factor	2.34
Adjusted equity volatility rate	130.85%

The following table presents the Company’s equity–classified PSU activity for the periods indicated:

	Number of PSUs	Weighted Average Fair Value
Unvested units as of January 1, 2024	—	$—
Granted	313,440	$23.10
Vested	—	$—
Unvested units as of December 31, 2024	313,440	$23.10

During the year ended December 31, 2024, the Company recognized stock–based compensation costs of $1.6 million related to its equity–classified PSUs. The Company did not recognize any stock–based compensation costs for its equity–classified PSUs during the year ended December 31, 2023 because there were no PSUs granted until June 2024.

As of December 31, 2024, there was $5.7 million of total unrecognized compensation cost related to the Company’s unvested equity–classified PSUs, which is expected to be recognized over a weighted–average period of 2.0 years.

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

The following table presents the Company’s liability–classified RSU activity for the periods indicated:

	Number of RSUs	Weighted Average Fair Value
Unvested units as of January 1, 2023	—	$—
Granted	19,030	$14.71
Unvested units as of December 31, 2023	19,030	$14.71
Granted	24,366	$12.80
Vested	(19,030)	$12.96
Unvested units as of December 31, 2024	24,366	$12.80

During the years ended December 31, 2024 and 2023, the Company recognized stock–based compensation costs of $0.3 million and $0.1 million, respectively, related to its liability–classified RSUs.

As of December 31, 2024, there was less than $0.1 million of total unrecognized compensation cost related to liability–classified RSUs, which is expected to be recognized over a weighted–average period of 0.4 years. The amount of unrecognized compensation cost for liability–classified awards will fluctuate over time as they are marked to market.

Note 17 - Income Taxes

The following table presents the Company’s provision (benefit) for income taxes for continuing operations for the periods indicated:

Year Ended December 31,
	2024	2023
(In thousands)
Current:
U.S. Federal	$—	$—
State	—	—
Total current	$—	$—
Deferred:
U.S. Federal	$—	$—
State	—	—
Total deferred	$—	$—
Total provision (benefit) for income taxes	$—	$—

The following table presents the reconciliation between the provision (benefit) for income taxes included in the Company’s consolidated statement of operations with the provision (benefit) which would result from the application of a blended statutory federal and state income tax rate of 24.4% for the periods presented:

	Year Ended December 31,
	2024	2023
	(In thousands)
Income tax benefit at federal statutory rate	$(8,372)	$(16,606)
State tax expense	(1,339)	(3,112)
Loss on adjustment to fair value	2,045	11,030
Other nondeductible expenses	41	511
Federal prior year adjustments	(606)	—
Officer compensation disallowance	849	—
Change in valuation allowance	7,382	8,177
Total provision (benefit) for income taxes	$—	$—

Deferred income taxes are provided to reflect the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

The Company’s deferred tax assets have been reduced by a valuation allowance due to a determination made that it is more likely than not that some or all of the deferred assets will not be realized based on the weight of all available evidence. The Company closely monitors and weighs all available evidence, including both positive and negative, in making its determination whether to maintain a valuation allowance. As a result of the significant weight placed on the Company’s cumulative negative earnings position, the Company’s net deferred tax asset has been reduced by a full valuation allowance as of December 31, 2024.

The following table presents the temporary differences and carryforwards which give rise to deferred tax assets and liabilities for the periods presented:

	Year Ended December 31,
	2024	2023
	(In thousands)
Deferred tax assets
Property and equipment	$—	$3,891
Stock-based compensation	581	728
Commodity derivative contracts	1,071	—
Transaction costs	58	—
Lease liabilities, net	332	32
Federal NOL carryforward	12,443	7,489
State NOL carryforward	2,694	1,924
Valuation allowance	(16,325)	(13,927)
Total deferred tax assets	$854	$137
Deferred tax liabilities
Property and equipment	$(495)	$—
Right-of-use asset, net	(322)	(38)
Investment in partnership	(37)	(99)
Total deferred tax liabilities	$(854)	$(137)

Net deferred tax liability	$—	$—

As of December 31, 2024 and 2023, the Company has U.S. federal income tax net operating loss carryforwards (“NOLs”) of approximately $56.3 million and $35.7 million, respectively, available to reduce future U.S. taxable income. As of December 31, 2024, $8.9 million of the $56.3 million federal NOLs expire during the years 2030 through 2037, while $47.4 million do not have expiration dates. Additionally, as of December 31, 2024 and 2023, the Company has state NOLs of approximately $65.5 million and $44.9 million, respectively, available to reduce future U.S. taxable income. As of December 31, 2024, $42.4 million of the $65.5 million state NOLs expire during the years 2040 through 2043, while $21.1 million do not have expiration dates.

The Company believes that it is likely that an ownership change as defined in Section 382 of the Code has occurred. If the Company has experienced such an ownership change, utilization of the NOLs would be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any such limitation may result in the expiration of a portion of the NOLs before utilization. Any carryforwards that expire prior to utilization as a result of the limitation will be removed from deferred tax assets with a corresponding adjustment to the valuation allowance.

The Company files income tax returns in the U.S. and various state jurisdictions and is subject to examination in the various jurisdictions in which it files. The Company’s tax years 2021 to present remain open for federal examination. Additionally, tax years 2010 through 2020 remain subject to examination for the purpose of determining the amount of federal NOL. The number of years open for state tax audits varies, depending on the state, but is generally from three to five years.

The Company did not have any unrecognized tax benefits as of December 31, 2024 or 2023.

Note 18 – Related Party Transactions

AR Debentures. As described in Note 10 – Debt, in connection with the closing of the Merger, the Company entered into the AR Debentures with Bristol Investment, which is managed by Paul L. Kessler who is a former Director of the Company, and Barlock, which is controlled by Scott D. Kaufman who is a former President, Chief Executive Officer, and Director of the Company. In October 2023, conversion notices were received from holders of the AR Debentures and the Company issued 400,666 shares of Common Stock to affect the conversion. This represented the full conversion of the AR Debentures, together with the accrued interest due to one of the holders.

Common Stock Options. As described in Note 15 – Common Stock Options and Warrants, upon consummation of the Merger, the Company entered into Option Agreements with each of Gary C. Hanna, Edward Kovalik, Paul L. Kessler, who is a former Director of the Company, and BOKA. Erik Thoresen, a director of the Company, is affiliated with BOKA.

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

Refer to Note 15 – Common Stock Options and Warrants for a full discussion of these options.

Series D PIPE. As described in Note 13 – Preferred Stock, Bristol Investment, an entity affiliated with Paul L. Kessler, who is a former Director of the Company, purchased $1,250,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea Ventures LLC, an entity affiliated with Jonathan H. Gray, a director of the Company, purchased $750,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea International Ltd. (included with First Idea Ventures LLC), an entity affiliated with Jonathan H. Gray, purchased $254,875 of Series D Preferred Stock and Series D PIPE Warrants from another holder. Additionally, the O’Neill Trust, which is the sole Series E PIPE Investor, was also an investor in the Series D PIPE. Refer to Note 13 – Preferred Stock and Note 15 – Common Stock Options and Warrants and for a full discussion of the Series D PIPE.

The Company entered into registration rights agreements with each of the Series D PIPE Investors whereby the Company is required to pay liquidated damages if the resale of the underlying shares of Common Stock is not registered by the Securities and Exchange Commission by August 31, 2023. The resale registration statement with respect to such shares was declared effective in December 2023, as such, the Company recognized an expense of $0.5 million for the liquidated damages during the year ended December 31, 2023. There were no such damages incurred or paid in the year ended December 31, 2024.

Series E PIPE. As described in Note 13 – Preferred Stock, to fund the Exok Option Purchase, the Company entered into a securities purchase agreement with the Series E PIPE Investor, the O’Neill Trust, on August 15, 2023, pursuant to which the Series E PIPE Investor agreed to purchase, and the Company agreed to sell to the Series E PIPE Investor, for an aggregate of $20.0 million, securities consisting of (i) 39,614 shares of Common Stock, (ii) 20,000 shares of Series E Preferred Stock, and (iii) Series E PIPE Warrants to purchase 8,000,000 shares of Common Stock, each at a price of $6.00 per share, in a private placement. Refer to Note 13 – Preferred Stock and Note 15 – Common Stock Options and Warrants for a full discussion of the Series E PIPE.

Consent and Agreement. On August 15, 2024, the Company entered into a Consent and Agreement (the “Consent and Agreement”) with the O’Neill Trust, pursuant to which the O’Neill Trust (a) consented to, and waived any and all negative covenants with respect to, any and all transactions the Company may consummate in connection with the funding of the NRO Acquisition and its ongoing operations; (b) released its mortgage on certain property of the Company, which was established in favor of the O’Neill Trust securing the Company’s obligations under the Series E Certificate; and (c) agreed to (i) amend Section 6(d) of the Series E Certificate to increase the Beneficial Ownership Limitation Ceiling from 9.99% to 49.9%, (ii) subject to consent from the requisite holders of the Series D Preferred Stock, amend Section 6(d) of the Series D Certificate to increase the Beneficial Ownership Limitation from 9.99% to 49.9% and (iii) amend Section 2(e) of each of the O’Neill Trust’s Series D A Warrant and Series E A Warrant and Section 2(d) of the O’Neill Trust’s Series E B Warrant to increase the Beneficial Ownership Limitation Ceiling from 25% to 49.9%.

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

Subordinated Promissory Note and Subordinated Note Warrants. As described in Note 10 – Debt, on September 30, 2024, the Company issued the Subordinated Note in a principal amount of $5.0 million, with a maturity of December 31, 2025 to the Noteholders, First Idea Ventures LLC and The Hideaway Entertainment LLC. Pursuant to the terms of the Subordinated Note, the Company also issued the Subordinated Note Warrants to the Noteholders, which provide the Noteholders the ability to purchase up to 1,141,552 shares of Common Stock, vesting in tranches based on the date of repayment of the Subordinated Note. The Noteholders are entities controlled by Jonathan H. Gray, a director of the Company. Refer to Note 10 – Debt and Note 15 – Common Stock Options and Warrants for a further discussion of the Subordinated Note and the Subordinated Note Warrants.

Note 19 – Subsequent Events

Bayswater Acquisition

On February 6, 2025, the Company and certain of its subsidiaries into a Purchase and Sale Agreement (the “Bayswater PSA”) with Bayswater Resources, LLC, Bayswater Fund III-A, LLC, Bayswater Fund III-B, LLC, Bayswater Fund IV-A, LP, Bayswater Fund IV-B, LP, Bayswater Fund IV-Annex, LP, and Bayswater Exploration & Production, LLC (collectively, “Bayswater”), pursuant to which it agreed to acquire certain oil and gas assets from Bayswater for a purchase price of $602.8 million, subject to certain closing price adjustments (collectively, the “Bayswater Acquisition”).

The Bayswater Acquisition has an outside closing date of March 15, 2025, subject to customary closing conditions, with an economic effective date of December 1, 2024. However, there can be no assurance that a closing will occur. The Bayswater PSA contains customary representations, warranties and covenants of the Company and Bayswater for a transaction of this nature.

Series D Preferred Stock Conversion

In January 2025, the O’Neill Trust converted 8,000 shares of Series D Preferred Stock into 1,600,000 shares of Common Stock. As a result, they no longer hold any Series D Preferred Stock.

Note 20 – Supplemental Oil and Gas Disclosures (Unaudited)

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration, and Development Activities

The following table presents the costs incurred in oil and natural gas acquisition, exploration, and development activities for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In thousands)
Acquisition costs:
Proved properties	$64,491	$—
Unproved properties	630	28,705
Total acquisition costs	65,121	28,705
Exploration costs	734	264
Development costs	41,127	—
Total costs incurred	$106,982	$28,969

For the year ended December 31, 2024, the Company’s proved property acquisition costs incurred include $63.6 million of proved property acquired in the NRO Acquisition, $0.2 million of which relates to the asset retirement obligations costs assumed in the acquisition. Refer to Note 4 – Acquisitions and Merger for a further discussion.

For the year ended December 31, 2024, the development costs incurred includes $38.0 million of development costs for wells which were in the process of being completed and began producing in February 2025.

Proved Reserves

Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. There are numerous uncertainties inherent in estimating the quantities of proved oil and natural gas reserves and periodic revisions to estimated reserves and future cash flows may be necessary as a result of numerous factors, including reservoir performance, new drilling, oil, natural gas, and NGL prices, changes in costs, technological advances, new geological or geophysical data, or other economic factors. Accordingly, reserve estimates may differ significantly from the quantities of oil and natural gas ultimately recovered or reserve quantities reported by other entities.

The Company’s reserve estimates as of December 31, 2024, are based on reserve reports prepared by CG&A in accordance with the rules and regulations of the SEC in Regulation S-X, Rule 4-10. All of the Company’s proved reserves presented below are located in the DJ Basin. The Company’s estimated proved reserves and the related net revenues and Standardized Measure were determined using the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December (“SEC Prices”). The SEC Prices are adjusted for treating costs and/or crude quality and gravity corrections. For the year ended December 31, 2024, SEC Prices, inclusive of adjustments, used in the calculations were $74.63 per Bbl of oil, $1.60 per Mcf of natural gas, and $21.63 per Bbl of NGLs.

The following table presents the quantities of the Company’s estimated proved, proved developed, and proved undeveloped oil, natural gas, and NGL reserves and the changes in the quantities of estimated proved oil, natural gas, and NGL reserves for the periods indicated:

	Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBoe)
Proved reserves as of January 1, 2024	—	—	—	—
Acquisitions of reserves	14,302	40,811	5,007	26,110
Production	(96)	(245)	(33)	(170)
Revisions to previous estimates	137	672	(71)	179
Proved reserves as of December 31, 2024	14,343	41,238	4,903	26,119

Proved developed reserves	3,749	9,306	1,136	6,436
Proved undeveloped reserves	10,594	31,932	3,767	19,683

During the year ended December 31, 2024, the Company’s estimated proved reserves were 26.1 MMBoe, primarily comprised of acquisitions throughout the year. The NRO Acquisition, which closed on October 1, 2024, resulted in 23.3 MMBoe of estimated proved reserves and the acquisition of the Shelduck assets in February 2024 resulted in 2.8 MMBoe of estimated proved reserves.

Standardized Measure of Discounted Future Net Cash Flows

The Standardized Measure is the present value, discounted at 10%, of future net cash flows from estimated proved reserves calculated using the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period January through December (with consideration of price changes only to the extent provided by contractual arrangements). The estimated future net cash flows are reduced by projected future development, P&A, and production (excluding DD&A and any impairments of oil and natural gas properties) costs and estimated future income tax expenses.

Although the Company’s estimates of total proved reserves, development costs, and production rates were based on the best available information, the development and production of the oil and natural gas reserves may not occur in the periods assumed. Actual prices realized, costs incurred, and production quantities may vary significantly from those used. Therefore, the Standardized Measure should not be considered to represent the Company’s estimate of the expected revenues or the fair value of its proved oil, natural gas, and NGL reserves.

The following table presents the Standardized Measure relating to the Company’s estimated proved oil and natural gas reserves for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In thousands)
Future cash inflows	$1,242,476	$—
Future production costs	(452,805)	—
Future development and abandonment costs	(295,105)	—
Future income taxes	(75,793)	—
Future net cash flows	418,773	—
10% annual discount for estimated timing of cash flows	(163,631)	—
Standardized Measure	$255,142	$—

The following table presents the changes in the Standardized Measure relating to the Company’s estimated proved oil and natural gas reserves for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In thousands)
Standardized Measure at the beginning of the period	$—	$—
Net change in sales prices and production costs related to future production	(5,496)	—
Sales and transfers of oil and natural gas produced, net of production costs	(5,220)	—
Purchases of reserves	279,255	—
Revisions of previous quantity estimates	4,108	—
Development and abandonment costs incurred during the period	29,754	—
Accretion of discount	3,642	—
Net change in income taxes	(48,018)	—
Changes in production rates, timing, and other	(2,883)	—
Changes in estimated future development and abandonment costs	—	—
Extensions, discoveries, and other additions, net of future production and development costs	—	—
Net increase in Standardized Measure	255,142	—
Standardized Measure at the end of the period	$255,142	$—

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations, 2013 Internal Control - Integrated Framework.” Based upon that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, and by the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Corporate Code of Business Conduct and Ethics for Officers, Directors, and Employees

Our Board of Directors has adopted a Corporate Code of Business Conduct and Ethics applicable to all officers, directors, and employees, including those officers responsible for financial reporting. The Corporate Code of Business Conduct and Ethics is available on our website (www.prairieopco.com) under the “Investor Relations” link, under “Governance Documents” within the “Governance” tab. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

(a)(3) The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAIRIE OPERATING CO.

Dated: March 6, 2025	By:	/s/ Edward Kovalik
Edward Kovalik
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward Kovalik	Chief Executive Officer and Chairman of the Board	March 6, 2025
Edward Kovalik	(Principal Executive Officer)

/s/ Craig Owen	Chief Financial Officer	March 6, 2025
Craig Owen	(Principal Financial and Principal Accounting Officer)

/s/ Gary C. Hanna	President and Director	March 6, 2025
Gary C. Hanna

/s/ Richard N. Frommer	Director	March 6, 2025
Richard N. Frommer

/s/ Gizman I. Abbas	Director	March 6, 2025
Gizman I. Abbas

/s/ Stephen Lee	Director	March 6, 2025
Stephen Lee

/s/ Jonathan H. Gray	Director	March 6, 2025
Jonathan H. Gray

/s/ Erik Thoresen	Director	March 6, 2025
Erik Thoresen

Exhibit Index

Exhibit No.	Description
2.1+	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Creek Road Merger Sub, LLC and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
2.2+	Asset Purchase Agreement, dated as of January 11, 2024, by and among Nickel Road Development LLC, Nickel Road Operating LLC, Prairie Operating Co., and Prairie Operating Co., LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2024).
2.3+	Amendment to Asset Purchase Agreement, dated as of August 15, 2024, by and among Nickel Road Development LLC, Nickel Road Operating LLC, Prairie Operating Co. and Prairie Operating Co., LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2024).
2.4+	Asset Purchase Agreement, dated as of January 23, 2024, by and among Prairie Operating Co. and Matthew Austin Lerman (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2024).
2.5	Purchase and Sale Agreement, dated as of February 6, 2025, by and between Prairie Operating Co., Otter Holdings, LLC, Prairie SWD Co., LLC, Prairie Gathering I, LLC, Bayswater Resources LLC, Bayswater Fund III-A, LLC, Bayswater Fund III-B, LLC, Bayswater Fund IV-A, LP, Bayswater Fund IV-B, LP, Bayswater Fund IV-Annex, LP and Bayswater Exploration & Production, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2025).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2024).
3.2	Amended and Restated Bylaws of Prairie Operating Co. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
3.5	Certificate of Amendment to the Certificate of Designation of Series E Convertible Preferred Stock of Prairie Operating Co. (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2024).
3.6	Certificate of Amendment to the Certificate of Designation of Series D Convertible Preferred Stock of Prairie Operating Co. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2024).
4.1	Form of Series D PIPE Warrant (incorporated by reference to Exhibit C of Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
4.2	Form of Exok Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.3	Form of Series E A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.4	Form of Series E B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.5	Form of Common Stock Purchase Warrant issued by Prairie Operating Co. to the Noteholders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
4.6*	Description of Company’s securities.
4.7	Amendment and Waiver of Exercise Limitations Letter Agreement, dated as of November 13, 2023, by and between the Issuer and the Family Trust (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 19, 2024).
10.1	Securities Purchase Agreement, dated as of August 15, 2023, by and between Prairie Operating Co. and Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.2 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.2	Registration Rights Agreement, dated as of August 15, 2023, by and among Prairie Operating Co. and the holders thereto (incorporated by reference to Exhibit 10.3 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.3+	Deed of Trust, Mortgage, Assignment of As-Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated as of August 15, 2023, from Prairie Operating Co., as mortgagor, to Gregory O’Neill, as trustee, for the benefit of Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.4 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.4	Non-Compensatory Option Purchase Agreement, dated as of August 30, 2023, by and among Prairie Operating Co., Gary C. Hanna, Edward Kovalik, Bristol Capital, LLC and Georgina Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2023).
10.5#	Amended & Restated Prairie Operating Co. Long-Term Incentive Plan, effective as of August 25, 2023 (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.6#	Form of Restricted Stock Unit Award Agreement (for Non-Employee Directors and Consultants) (incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.7#	Form of Restricted Stock Unit Award Agreement (for Employees) (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.8#	Form of Amended and Restated Employment Agreement (President and CEO) (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.9#	Form of Amended and Restated Employment Agreement (Other Executive Officers) (incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.10	Master Services Agreement and Order Form, dated February 16, 2023, by and between Atlas Power Hosting, LLC and Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).
10.11+	Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among Prairie Operating Co., LLC, Exok, Inc. and Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.12+	Support Agreement (Series B Preferred Stock), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.13+	Form of Support Agreement (Series C Preferred Stock) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.14+	Support Agreement (Senior Secured Convertible Debenture), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.15+	Support Agreement (Senior Secured Convertible Debenture and Series A Preferred Stock), dated as of May 3, 2023, by and among Creek Road Miners, Inc., Barlock 2019 Fund, LP, Scott D. Kaufman and American Natural Energy Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).

10.16	Support Agreement (Convertible Promissory Note), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Creecal Holdings, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.17	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.18	Stockholders Agreement, dated as of May 3, 2023, by and among Creek Road Miners, Inc., Bristol Capital Advisors, LLC, Paul Kessler, Edward Kovalik and Gary C. Hanna (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.19#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.20+	Form of 12% Amended and Restated Senior Secured Convertible Debenture Due December 31, 2023 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.21	Amended and Restated Security Agreement, dated as of May 3, 2023, by and among Prairie Operating Co. and its subsidiaries, Barlock 2019 Fund, LP and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.22	Form of Amended and Restated Non-Compensatory Option Agreement (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2023).
10.23	Standby Equity Purchase Agreement, dated as of September 30, 2024, by and among Prairie Operating Co. and YA II PN, LTD (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.24	Convertible Promissory Note, dated September 30, 2024, in favor of YA II PN, LTD (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.25	Global Guaranty Agreement, dated September 30, 2024, by Prairie Operating Co., LLC and Prairie Operating Holding Co., LLC, in favor of YA II PN, LTD (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.26	Registration Rights Agreement, dated as of September 30, 2024, by and between Prairie Operating Co. and YA II PN, LTD (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.27	Prairie Operating Company Subordinated Note, dated September 30, 2024, by and among Prairie Operating Co., First Idea Ventures LLC and The Hideaway Entertainment LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.28	Registration Rights Agreement, dated as of September 30, 2024, by and between Prairie Operating Co. and the holders party thereto (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.29	Global Guaranty Agreement, dated September 30, 2024, by Prairie Operating Co., LLC, in favor of First Idea Ventures LLC and The Hideaway Entertainment LLC (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.30	Consent and Agreement, dated as of August 15, 2024, by and among Prairie Operating Co. and Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 20, 2024).
10.31	Non-Compensatory Option Purchase Agreement, dated as of September 30, 2024, by and among Prairie Operating Co. and Rose Hill Holdings Limited (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.32	Non-Compensatory Option Purchase Agreement, dated as of September 30, 2024, by and among Prairie Operating Co. and Anchorman Holdings Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.33	Non-Compensatory Option Purchase Agreement, dated as of September 30, 2024, by and among Prairie Operating Co. and Blackstem Forest, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
10.34	Assignment and Assumption Agreement, dated as of September 30, 2024, by and among Prairie Operating Co., BOKA Energy LP, Rose Hill Holdings Limited, Anchorman Holdings Inc. and Blackstem Forest, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2024).
10.35	Termination of Stockholders Agreement, dated November 15, 2024, by and among Prairie Operating Co., Bristol Capital Advisors, LLC, Paul L. Kessler, Gary C. Hanna and Edward Kovalik (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2024).
10.36	Credit Agreement, dated December 16, 2024, by and among Prairie Operating Co., as borrower, Citibank, N.A., as administrative agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2024).
10.37	Amended and Restated Subordinated Note, dated as of December 16, 2024, by and among Prairie Operating Co., First Idea Ventures LLC and The Hideaway Entertainment LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on December 19, 2024).
10.39#	2024 Amended & Restated Prairie Operating Co. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2024).
10.40#	Form of Performance Unit Agreement (2024) (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2024).
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1*	Consent of Ham, Langston & Brezina, L.L.P.
23.2*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 19, 2024).
99.1*	Report of Cawley, Gillespie & Associates, Inc., dated February 6, 2025, as to the reserves of Prairie Operating Co. as of December 31, 2024.
99.2	Securities Purchase Agreement, dated as of September 30, 2024, by and among Prairie Operating Co. and the Purchasers thereto (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Management contracts or compensatory plans or arrangements
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S–K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

