Form 10-Q
period 2025-03-31
Prairie Operating Co.
filed 2025-05-15
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 13, 2025
Common Stock, $0.01 par value	43,829,697

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	estimates of our oil, natural gas, and NGL reserves;
●	drilling prospects, inventories, projects, and programs;
●	estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production;
●	financial strategy, liquidity, and capital required for our development program and other capital expenditures;
●	the availability and adequacy of cash flow to meet our requirements;
●	the availability of additional capital for our operations;
●	changes in our business and growth strategy, including our ability to successfully operate and expand our business;
●	our financial performance following the Bayswater Acquisition (as defined below), the NRO Acquisition (as defined below), and the other transactions described in this Quarterly Report on Form 10-Q;
●	our integration of acquisitions, including the Bayswater Acquisition;
●	changes or developments in applicable laws or regulations, including with respect to taxes; and
●	actions taken or not taken by third-parties, including our contractors and competitors.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks include, but are not limited to:

●	the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024;
●	our ability to fund our development and drilling plan;
●	our ability to grow our operations, and to fund such operations, on the anticipated timeline or at all;
●	uncertainties inherent in estimating quantities of oil, natural gas, and NGL reserves and projecting future rates of production and the amount and timing of development expenditures;
●	commodity price and cost volatility and inflation;
●	our ability to obtain and maintain necessary permits and approvals to develop our assets;
●	safety and environmental requirements that may subject us to unanticipated liabilities;
●	changes in the regulations governing our business and operations, including the businesses, assets, and operations we have acquired or may acquire in the future, such as, but not limited to, those pertaining to the environment, our drilling program, and the pricing of our future production;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;
●	general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets;
●	the risks related to the growth of our business;
●	our ability to recognize the anticipated benefits of the Bayswater Acquisition, the NRO Acquisition and the other transactions described in this Quarterly Report on Form 10-Q, which may be affected by, among other things, competition and our ability to grow and manage growth profitably following the Bayswater Acquisition, the NRO Acquisition and such other transactions;
●	the effects of competition on our future business; and
●	other factors detailed under the section entitled “Risk Factors” and in our periodic filings with the Securities and Exchange Commission (“SEC”).

These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the effects of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

Our SEC filings are available publicly on the SEC website at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Accordingly, forward-looking statements in this Quarterly Report on Form 10-Q should not be relied upon as representing our views as of any subsequent date, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement.

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$14,972	$5,192
Accounts receivable:
Oil, natural gas, and NGL revenue	9,553	3,024
Joint interest and other	7,360	9,275
Acquisition receivable	37,806	—
Note receivable	416	494
Prepaid expenses and other current assets	507	312
Inventory	1,281	5
Total current assets	71,895	18,302

Property and equipment:
Oil and natural gas properties, successful efforts method of accounting including $36,448 and $70,462 excluded from amortization as of March 31, 2025 and December 31, 2024, respectively	658,014	134,953
Other	17,190	94
Less: Accumulated depreciation, depletion, and amortization	(2,544)	(427
Total property and equipment, net	672,660	134,620
Deposits on oil and natural gas property purchases	15,382	382
Debt issuance costs, net	14,117	1,731
Operating lease assets	1,266	1,323
Other non–current assets	125	196
Total assets	$775,445	$156,554

Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$43,671	$38,225
Ad valorem and production taxes payable	31,519	7,094
Oil, natural gas, and NGL revenue payable	47,988	2,366
Senior convertible note, at fair value	—	12,555
Derivative liabilities	3,071	2,446
Operating lease liabilities	384	323
Total current liabilities	126,633	63,009

Long–term liabilities:
Credit facility	377,000	28,000
Subordinated note – related party	1,458	4,609
Subordinated note warrants, at fair value – related party	1,679	4,159
Series F convertible preferred stock embedded derivatives, at fair value	19,219	—
Series F convertible preferred stock warrants, at fair value	22,115	—
SEPA, at fair value	—	790
Derivative liabilities	1,441	1,949
Asset retirement obligation	2,607	227
Operating lease liabilities	969	1,043
Total long–term liabilities	426,488	40,777
Total liabilities	553,121	103,786

Commitments and contingencies (Note 12)

Mezzanine equity:
Series F convertible preferred stock; $0.01 par value; 50,000,000 shares authorized, and 147,250 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	188,281	—

Stockholders’ equity:
Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized, and 5,982 and 14,457 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock; $0.01 par value; 500,000,000 shares authorized, and 42,942,127 and 23,045,209 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	429	230
Treasury stock, at cost; 40,196 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	(336)	—
Additional paid–in capital	156,332	172,304
Accumulated deficit	(122,382)	(119,766)
Total stockholders’ equity	34,043	52,768
Total liabilities, mezzanine equity, and stockholders’ equity	$775,445	$156,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Crude oil sales	$10,788	$—
Natural gas sales	1,223	—
NGL sales	1,579	—
Total revenues	13,590	—

Operating expenses:
Lease operating expenses	2,012	—
Gathering, transportation, and processing expenses	907	—
Ad valorem and production taxes	957	—
Depreciation, depletion, and amortization	2,117	—
Accretion of asset retirement obligation	6	—
Exploration expenses	287	442
General and administrative expenses	5,551	7,603
Total operating expenses	11,837	8,045
Income (loss) from operations	1,753	(8,045)

Other (expenses) income:
Interest expense	(1,378)	—
Loss on derivatives, net	(898)	—
Loss on adjustment to fair value – embedded derivatives, debt, and warrants	(2,164)	—
Interest income and other	70	52
Total other expenses	(4,370)	52

Loss from operations before provision for income taxes	(2,617)	(7,993)
Provision for income taxes	—	—
Net loss from continuing operations	(2,617)	(7,993)

Discontinued operations
Loss from discontinued operations, net of taxes	—	(1,044)
Net loss from discontinued operations	—	(1,044)
Net loss attributable to Prairie Operating Co.	(2,617)	(9,037)
Series F preferred stock undeclared dividends	(245)	—
Series F preferred stock deemed dividends	(90,612)	—
Net loss attributable to Prairie Operating Co. common stockholders	$(93,474)	$(9,037)

Earnings (loss) per common share:
Loss per share – continuing operations, basic and diluted	$(3.49)	$(0.80)
Loss per share – discontinued operations, basic and diluted	$—	$(0.10)
Loss per share, basic and diluted	$(3.49)	$(0.90)
Weighted average common shares outstanding, basic and diluted	26,796,704	10,004,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Series D Preferred Stock Par value $0.01		Common Stock Par value $0.01		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
January 1, 2025 balance	14,457	$—	23,045,209	$230	—	$—	$172,304	$(119,766)	$52,768
Conversion of Series D Preferred Stock	(8,475)	—	1,695,000	17	—	—	(17)	—	—
Conversion of Series F Preferred Stock	—	—	252,000	3	—	—	1,348	—	1,351
Issuance of Common Stock upon option exercise	—	—	2,333,334	23	—	—	560	—	583
Issuance of Common Stock upon Senior Convertible Note conversion	—	—	2,118,862	21	—	—	18,143	—	18,164
Issuance of Common Stock to fund Bayswater Acquisition, net of issuance costs	—	—	9,736,904	97	—	—	37,565	—	37,662
Issuance of common stock to seller as part of Bayswater Acquisition	—	—	3,656,099	37	—	—	15,963	—	16,000
Issuance of Common Stock related to stock–based compensation	—	—	144,915	1	—	—	(1)	—	—
Purchase of treasury stock	—	—	(40,196)	—	40,196	(336)	—	—	(336)
Stock–based compensation	—	—	—	—	—	—	1,324	—	1,324
Series F Preferred Stock undeclared dividend	—	—	—	—	—	—	(245)	—	(245)
Series F Preferred Stock deemed dividend	—	—	—	—	—	—	(90,612)	—	(90,612)
Net loss	—	—	—	—	—	—	—	(2,617)	(2,617)
March 31, 2025 balance	5,982	$—	42,942,127	$429	40,196	$(336)	$156,332	$(122,382)	$34,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Series D Preferred Stock Par value $0.01		Series E Preferred Stock Par value $0.01		Common Stock Par value $0.01		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
January 1, 2024 balance	20,627	$—	20,000	$—	9,826,719	$98	$118,928	$(78,854)	$40,172
Conversion of Series D Preferred Stock	(1,225)	—	—	—	245,000	2	(2)	—	—
Issuance of Common Stock upon warrant exercise	—	—	—	—	743,610	7	4,454	—	4,461
Stock–based compensation	—	—	—	—	—	—	2,067	—	2,067
Net loss	—	—	—	—	—	—	—	(9,037)	(9,037)
March 31, 2024 balance	19,402	$—	20,000	$—	10,815,329	$107	$125,447	$(87,891)	$37,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(2,617)	$(7,993)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Stock–based compensation	1,324	2,067
Depreciation, depletion, and amortization	2,117	—
Unrealized loss on derivatives, net	117	—
Cash paid for derivative settlements, net	781	—
Loss on adjustment to fair value – embedded derivatives, debt, and warrants	2,164	—
Amortization and expensing of deferred financing costs	270	—
Accretion of asset retirement obligation	6	—
Changes in operating assets and liabilities:
Accounts receivable	(4,614)	—
Prepaid expenses and other current assets	(195)	(11)
Inventory	(1,276)	—
Accounts payable and accrued expenses	20,713	2,093
Ad valorem and production taxes payable	(2,702)	—
Oil, natural gas, and NGL revenue payable	801	—
Other assets and liabilities	43	60
Net cash provided by (used in) continuing operating activities	16,932	(3,784)
Net cash provided by discontinued operations	—	460
Net cash provided by (used in) operating activities	16,932	(3,324)

Cash flows from investing activities:
Cash paid for Bayswater asset purchase	(474,581)	—
Deposit on other oil and natural gas properties	(15,000)	—
Deposit for Nickel Road asset purchase	—	(9,000)
Transaction expenses paid related to Nickel Road asset purchase	—	(78)
Development of oil and natural gas properties	(38,999)	(2,049)
Cash received from payment on note receivable related to sale of cryptocurrency miners	149	—
Cash received from sale of cryptocurrency miners	—	1,000
Net cash used in investing activities	(528,431)	(10,127)

Cash flows from financing activities:
Proceeds from the issuance of Common Stock	43,817	—
Financing costs associated with issuance of Common Stock	(3,077)	—
Proceeds from the issuance of Series F Preferred Stock	148,250	—
Financing costs associated with the issuance of Series F Preferred Stock	(1,233)	—
Borrowings on the Credit Facility	349,000	—
Debt issuance costs associated with the Credit Facility	(12,511)	—
Payments of the Subordinated Note – related party	(3,214)	—
Proceeds from option exercise	583	—
Treasury stock repurchased	(336)	—
Proceeds from the exercise of Series D and E Preferred Stock warrants	—	4,462
Net cash provided by financing activities	521,279	4,462

Net increase (decrease) in cash and cash equivalents	9,780	(8,989)
Cash and cash equivalents, beginning of the year	5,192	13,037
Cash and cash equivalents, end of the year	$14,972	$4,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Refer to Note 2 – Summary of Significant Accounting Policies for supplemental cash flow disclosures.

Prairie Operating Co. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Description of Business, and Basis of Presentation

Organization and Description of Business

Prairie Operating Co. (individually or together with its subsidiaries, the “Company”) is an independent energy company focused on the acquisition and development of crude oil, natural gas, and natural gas liquids (“NGLs”). The Company’s assets and operations are strategically located in the oil region of rural Weld County, Colorado, within the Denver–Julesburg Basin (the “DJ Basin”) of Colorado. As of December 31, 2024, the Company’s exploration and production (“E&P”) assets included approximately 23,740 net leasehold acres in, on and under approximately 37,000 gross acres. In addition to growing production through its drilling operations, the Company also seeks to grow its business through accretive acquisitions, such as the NRO Acquisition (as defined herein), which closed in October 2024, and the Bayswater Acquisition (as defined herein), which closed in March 2025. Refer to Note 3 – Acquisitions for a discussion of the acquisitions.

Bayswater Acquisition

On February 6, 2025, the Company and certain of its subsidiaries entered into a Purchase and Sale Agreement (the “Bayswater PSA”) with Bayswater Resources, LLC, Bayswater Fund III-A, LLC, Bayswater Fund III-B, LLC, Bayswater Fund IV-A, LP, Bayswater Fund IV-B, LP, Bayswater Fund IV-Annex, LP, and Bayswater Exploration & Production, LLC (collectively, “Bayswater”), pursuant to which it agreed to acquire certain oil and natural gas assets (the “Bayswater Assets”) from Bayswater for a purchase price of $602.75 million, subject to certain closing price adjustments, payable in cash and 3,656,099 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) (the “Equity Consideration” and collectively, the “Bayswater Acquisition”).

The Company closed the Bayswater Acquisition on March 26, 2025, at which time the Company paid approximately $482.5 million in cash, $15.0 million of which was deposited in escrow pending the Company’s acquisition of additional working interest (the “Additional Working Interest Acquisition”), which Bayswater acquired and assigned to the Company on April 11, 2025, and issued the Equity Consideration to Bayswater (collectively, the “Bayswater Purchase Price”). The Company funded the cash portion of the Bayswater Purchase Price with cash on hand, the proceeds from the issuance of Common Stock in a public offering, the proceeds from the issuance of the 148,250 shares of Series F Preferred Stock, $0.01 par value per share (“Series F Preferred Stock”), and borrowings under its Credit Facility (defined herein). Refer to Note 14 – Stockholders’ Equity for a discussion of the issuance of Common Stock, Note 13 – Mezzanine Equity for a discussion of the issuance of Series F Preferred Stock, and Note 10 – Debt for a discussion of the Credit Facility.

Previously, the Company focused on cryptocurrency mining until the sale of its cryptocurrency miners in January 2024. Upon the closing of the Crypto Sale (as defined herein), the Company exited the cryptocurrency mining business. All results and activities from these assets and operations have been classified as discontinued operations in the Company’s consolidated financial statements. Refer to Note 4 – Discontinued Operations for a discussion of the discontinued operations.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements included in this Quarterly Report present the Company’s financial position, results of operations, and cash flows for the periods presented in accordance with GAAP and the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of the equity interest of Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), which is considered a variable interest entity for which the Company is the primary beneficiary, as the Company is the sole managing member of Prairie LLC and has the power to direct the activities most significant to Prairie LLC’s economic performance, as well as the obligation to absorb losses and receive benefits that are potentially significant.

The condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. The condensed consolidated financial statements as of December 31, 2024 were derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2024.

Certain disclosures have been condensed or omitted from these condensed financial statements; however, management believes the disclosures are adequate to make the information not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related note disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Liquidity Analysis

During the three months ended March 31, 2025, the Company had a net loss of $2.6 million. The Company cannot predict if or when it will be profitable and may continue to incur losses for an indeterminate period of time. Additionally, the Company may be unable to achieve or sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent it from successfully operating and expanding its business. As of March 31, 2025, the Company had cash and cash equivalents of $15.0 million, a working capital deficit of $54.7 million, and an accumulated deficit of $122.4 million.

On March 26, 2025, the Company, as borrower, amended and restated its reserve-based credit agreement with Citibank, N.A. (“Citi”), dated as of December 16, 2024 (the “Credit Facility”), with Citi, as administrative agent, and the financial institutions party thereto (the “Amended & Restated Credit Agreement”). The Credit Facility is scheduled to mature on March 26, 2029, and the Amended & Restated Credit Agreement provides for a maximum credit commitment of $1.0 billion under the Credit Facility. Further on March 26, 2025, the Company issued Common Stock in a public offering, resulting in proceeds of $41.4 million, net of $2.4 million of underwriting discounts and commissions and issued the Series F Preferred Stock, resulting in approximately $139.1 million of net proceeds, after deducting the advisor fees and estimated offering expenses. Additionally, on March 26, 2025, the Company closed the Bayswater Acquisition, using cash on hand, the proceeds from the issuance of Common Stock in a public offering, the proceeds from the issuance of the Series F Preferred Stock, and borrowings under its Credit Facility. Refer to Note 14 – Stockholders’ Equity for a discussion of the issuance of Common Stock, Note 13 – Mezzanine Equity for a discussion of the issuance of Series F Preferred Stock, and Note 10 – Debt for a discussion of the Credit Facility.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether the Company can meet its obligations, have adequate liquidity to operate, and maintain compliance with the applicable financial covenants of its Amended & Restated Credit Agreement, as discussed in Note 10 – Debt. Significant assumptions used in the Company’s forecasted model of liquidity in the next 12 months include its current cash position and ability to manage spending. Based on an assessment of these factors, management expects that the Company’s cash balance, expected revenues from its existing producing wells, including those acquired in the Bayswater Acquisition, and the liquidity available under its Credit Facility and potential offerings under the effective Form S-3 registration statement will be sufficient to meet its obligations over the next 12 months and fulfil the financial covenant requirements under its Credit Facility Agreement, as discussed in Note 10 – Debt.

Since entering into the Amended & Restated Credit Agreement in March 2025 to increase the borrowing base to $475.0 million and with the Company’s Form S-3 registration statement becoming effective in December 2024, the Company has the ability to access funds to meet its working capital needs. The Company’s ability to borrow under its Amended & Restated Credit Agreement does not require action on the part of management, other than requesting the borrowing. Additionally, as of March 31, 2025, the Company has availability of $98.0 million under the Credit Facility, which is less or equal to its liquidity needs; therefore, substantial doubt about the Company’s ability to continue as a going concern does not exist.

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

These estimates and assumptions include estimates for reserves of credit losses, accruals for potential liabilities, the valuation of the subordinated promissory note (the “Subordinated Note”) warrants issued in the third quarter of 2024, discussed further in Note 10 – Debt, the valuation of the Series F Preferred Stock, discussed further in Note 13 – Mezzanine Equity, the fair value of its derivative instruments, and the realization of deferred tax assets.

Segment Information

The Company operates in one business segment: the acquisition, development, and production of crude oil, natural gas, and NGLs (the “Operating Segment”), primarily in the DJ Basin. This is consistent with the internal reporting provided to the Company’s executive team, which is the chief operating decision maker (“CODM”) and includes the Chief Operating Officer, President, Chief Financial Officer, and Executive Vice President of Operations.

The Company’s Operating Segment produces and sells crude oil, natural gas, and NGL volumes, which is reported as oil, natural gas, and NGL revenue on its consolidated statements of operations for the three months ended March 31, 2025 and 2024. The Company’s revenue recognition policy and other accounting policies for its Operating Segment are the same as its company-wide accounting policies discussed below in Note 2 – Summary of Significant Accounting Policies. The Operating Segment’s major customers during the three months ended March 31, 2025 are also discussed below in Note 2 – Summary of Significant Accounting Policies. Additionally, the Company did not have any intra-entity sales or transfers during the three months ended March 31, 2025 or 2024, and the Operating Segment significant expenses are the same as those reported on the consolidated statements of operations for the three months ended March 31, 2025 and 2024.

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

Note 2 – Summary of Significant Accounting Policies

The Company has provided a full discussion of its significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in its Annual Report on Form 10–K for the fiscal year ended December 31, 2024. The Company has not changed any of its significant accounting policies during the three months ended March 31, 2025.

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

The Company did not have any producing wells prior to the NRO Acquisition (as defined herein), which closed on October 1, 2024. During the three months ended March 2025, two of the Company’s largest customers accounted for approximately 70% and 17% of its oil, natural gas, and NGL revenues. The Company’s accrued oil, natural gas, and NGL revenues as of March 31, 2025 includes revenue for the assets acquired from Bayswater from March 26, 2025 through March 31, 2025. Inclusive of the Bayswater accrued revenue, two of the largest customers accounted for approximately 30% and 16% of the Company’s accrued oil, natural gas, and NGL revenues as of March 31, 2025. The Company is exposed to credit risk in the event of nonpayment by the purchasers of its production, all of which are concentrated in energy-related industries and may be similarly affected by changes in economic and financial conditions, commodity prices, or other conditions. However, the Company does not believe the loss of any single purchaser would materially impact its operating results, as crude oil, natural gas, and NGL are fungible products with well-established markets and numerous purchasers.

Revenue Recognition

The Company recognizes revenue from the sales of oil, natural gas, and NGLs at the point that control of the produced oil, natural gas, and NGL volumes are transferred to the customer.

The following table presents the Company’s oil, natural gas, and NGL revenue disaggregated by revenue stream:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Crude oil sales	$10,788	$—
Natural gas sales	1,223	—
NGL sales	1,579	—
Total revenues	$13,590	$—

Earnings (Loss) Per Common Share

The two–class method of computing earnings per share is required for entities that have participating securities. The two–class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company’s Series D Preferred Stock, Series E Preferred Stock, and Series F Preferred Stock (each as defined herein) are participating securities. These participating securities do not have a contractual obligation to share in the Company’s losses. Therefore, in periods of net loss, no portion of such losses are allocated to participating securities.

Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding each period.

Dilutive EPS is calculated by dividing adjusted net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding each period, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) Series D Preferred Stock, (ii) Series E Preferred Stock, when the shares were outstanding during the year ended December 31, 2024, (iii) Series F Preferred Stock, when the shares are outstanding during the three months ended March 31, 2025, (iv) warrants to purchase Common Stock, and (v) options which are exercisable for Common Stock. Diluted EPS reflects the dilutive effect of the participating securities using the two–class method or the treasury stock method, whichever is more dilutive.

Basic and diluted earnings (loss) attributable to common stockholders is the same for each of the three months ended March 31, 2025 and 2024 because the Company has only incurred losses and all potentially dilutive securities are anti–dilutive.

The following table presents the potentially dilutive securities which were not included in the computation of diluted earnings (loss) attributable to common stockholders for the three months ended March 31, 2025 because their inclusion would be anti–dilutive:

Potentially Dilutive Security	Quantity	Stated Value Per Share	Total Value or Stated Value	Assumed Conversion Price	Resulting Common Shares
Merger Options (1)	5,666,666	$—	$—	$—	5,666,666
Restricted stock and performance stock units (2)	1,059,432	$—	$—	$—	1,059,432
Common stock warrants (3)	382,914,964	$—	$—	$—	163,975,543
Series D Preferred Stock	5,982	$1,000	$5,981,680	$5.00	1,196,337
Series F Preferred Stock (4)	147,250	$1,000	$147,250,000	$$1,055.90	155,481,366

Total					327,379,344

(1)	The Merger Options became exercisable upon the closing of the Bayswater Acquisition on March 26, 2025. Refer to Note 15 – Common Stock Options and Warrants for a discussion of the Merger Options (defined herein).
(2)	As of March 31, 2025, all restricted stock and performance stock units presented are unvested. Refer to Note 16 – Long–Term Incentive Compensation for a discussion of the restricted stock units and performance stock units.
(3)	Includes the maximum amount of Series F Preferred Stock Warrants as of March 31, 2025, none of which have been issued. Refer to Note 15 – Common Stock Options and Warrants for a discussion of the Series F Preferred Stock Warrants.
(4)	Assumes the maximum number of converted shares using the Alternative Conversion at the NASDAQ minimum floor price, as defined in the Series F Preferred Stock Certificate of Designation (as defined herein), as of March 31, 2025. Refer to Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock Warrants.

The following table presents the potentially dilutive securities which were not included in the computation of diluted earnings (loss) attributable to common stockholders for the three months ended March 31, 2024 because their inclusion would be anti–dilutive:

Potentially Dilutive Security	Quantity	Stated Value Per Share	Total Value or Stated Value	Assumed Conversion Price	Resulting Common Shares
Common stock options and restricted stock units (1)	8,547,574	$—	$—	$—	547,574
Common stock warrants	365,323,672	$—	$—	$—	12,775,829
Series D Preferred Stock	19,402	$1,000	$19,402,130	$5.00	3,880,426
Series E Preferred Stock	20,000	$1,000	$20,000,000	$5.00	4,000,000

Total					21,203,829

(1)	Not exercisable or vested as of March 31, 2024. Refer to Note 15 – Common Stock Options and Warrants for a discussion of the Merger Options and Note 16 – Long–Term Incentive Compensation for a discussion of the restricted stock units.

Treasury Stock

During the three months ended March 31, 2025, the Company paid $0.3 million to repurchase 40,196 shares of vested restricted stock units from employees to cover such employees’ portion of the tax withholdings. The Company has presented the shares repurchased at cost as treasury stock on its condensed consolidated balance sheet as of March 31, 2025.

Supplemental Disclosures of Cash Flow Information

The following table presents non–cash investing and financing activities and supplemental cash flow disclosures relating to the cash paid for interest and income taxes for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Non–cash investing and financing activities:
Capital expenditures included in accrued liabilities	$25,939	$—
Common Stock issued to seller as part of Bayswater Acquisition purchase price (1)	$16,000	$—
Common Stock issuance costs included in accrued liabilities (2)	$3,078	$—
Series F Preferred Stock issuance costs included in accrued liabilities (3)	$6,778	$—
Common Stock issued upon conversion of Series D Preferred Stock	$8,475	$1,225
Common Stock issued upon conversion of Series F Preferred Stock	$1,351	$—
Common Stock issued upon conversion of Senior Convertible Note (4)	$18,164	$—
Series F Preferred Stock undeclared dividends	$245	$—
Series F Preferred Stock deemed dividends (5)	$90,612	$—
Series F Preferred Stock embedded derivatives	$19,350	$—
Series F Preferred Stock warrant liabilities	$22,115	$—
Additions to asset retirement obligation	$46	$—

Supplemental disclosure:
Cash paid for interest	$915	$—
Cash paid for income taxes	$—	$—

(1)	The Company issued approximately 3.7 million shares of Common Stock to Bayswater as part of the Bayswater Purchase Price. Refer to Note 2 – Acquisitions for a discussion of the Bayswater Acquisition.
(2)	Relates to the Common Stock issued to partially fund the Bayswater Acquisition. Refer to Note 2 – Acquisitions for a discussion of the Bayswater Acquisition and Note 14 – Stockholders’ Equity for a discussion of the Common Stock issuance.
(3)	Relates to the Series F Preferred Stock issued to partially fund the Bayswater Acquisition. Refer to Note 2 – Acquisitions for a discussion of the Bayswater Acquisition and Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock.
(4)	During the three months ended March 31, 2025, YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), converted the remaining $11.3 million of the initial $15.0 million convertible promissory note (the “Senior Convertible Note”) in exchange for 2.1 million shares of Common Stock. Refer to Note 10 – Debt for a discussion of the Senior Convertible Note.
(5)	Reflects the March 31, 2025 adjustment of the Series F Preferred Stock to maximum redemption in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Refer to Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

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

Note 3 – Acquisitions

As discussed in Note 1 – Organization, Description of Business, and Basis of Presentation, on February 6, 2025, the Company and certain of its subsidiaries entered into the Bayswater PSA with Bayswater, pursuant to which the Company agreed to acquire certain oil and gas assets from Bayswater for a purchase price of $602.8 million, subject to certain closing price adjustments, payable in cash and 3,656,099 shares of the Company’s Common Stock.

The Company closed the Bayswater Acquisition effective March 26, 2025 and paid Bayswater cash for the as-adjusted closing purchase price of approximately $482.5 million, $15.0 million of which was deposited in escrow pending the Additional Working Interest Acquisition, which closed on April 11, 2025. Additionally, the Company issued the Equity Consideration to Bayswater. The Company funded the cash portion of the Bayswater Purchase Price with cash on hand, the proceeds from the issuance of Common Stock in a public offering, the proceeds from the issuance of the Series F Preferred Stock, and borrowings under its Credit Facility. Refer to Note 14 – Stockholders’ Equity for a discussion of the issuance of Common Stock, Note 13 – Mezzanine Equity for a discussion of the issuance of Series F Preferred Stock, and Note 10 – Debt for a discussion of the Credit Facility.

The Bayswater Acquisition is expected to be accounted for as an asset acquisition in accordance with ASC Topic 805 - Accounting for Business Combinations (“ASC 805”). The estimated fair value of the consideration paid by the Company and the allocation of that amount to the underlying assets acquired, on a relative fair value basis, are recorded on the Company’s books as March 26, 2025, the closing date of the Bayswater Acquisition. Additionally, costs directly related to the Bayswater Acquisition are capitalized as a component of the Bayswater Purchase Price. The preliminary allocation of the total Bayswater Purchase Price in the Bayswater Acquisition, on a relative fair value basis, is based upon management’s estimates of and assumptions related to the fair value of assets acquired and liabilities assumed as of the closing date using currently available information. The preliminary purchase price allocation is subject to change due to several factors, including but not limited to changes in the estimated fair value of assets acquired and liabilities assumed as of the closing date, which could result from changes in future oil and natural gas commodity prices, reserve estimates, interest rates, as well as other factors.

The following table presents the preliminary allocation of the Bayswater Purchase Price to the net assets acquired on March 26, 2025, the closing date of the Bayswater Acquisition:

Preliminary Purchase Price Allocation:	(In thousands)
Consideration:
Cash consideration (1)	$467,520
Common stock issued to the sellers (2)	16,000
Direct transaction costs (3)	7,061
Total consideration	$490,581

Assets acquired:
Oil and natural gas properties (4)	$509,954
Other assets	17,096
Acquisition receivable (5)	37,806
$564,856
Liabilities assumed:
Accounts payable and accrued expenses (6)	$(71,947)
Asset retirement obligation, long-term	(2,328)
$(74,275)

(1)	Includes customary purchase price adjustments.
(2)	Represents approximately 3.7 million shares of Common Stock issued to Bayswater.
(3)	Represents transaction costs associated with the Bayswater Acquisition, which have been capitalized in accordance with ASC 805.
(4)	Includes the asset retirement obligation asset associated with the proved oil and natural gas properties.
(5)	Represents February 1 through March 25, 2025 revenue, net of operating expenses, due to the Company from Bayswater at final settlement.
(6)	Represents the amounts associated with the assets acquired in the Bayswater Acquisition unpaid at the closing date and primarily relates to ad valorem tax liabilities of $27.1 million and suspended revenues of $44.8 million.

As discussed above, at closing, the Company deposited $15.0 million into escrow for the Additional Working Interest Acquisition, which is not included in the preliminary purchase price allocation above. The Additional Working Interest Acquisition was completed on April 11, 2025 and the Company will adjust the preliminary allocation of the Bayswater Purchase Price accordingly in the second quarter of 2025.

The consideration is allocated to the assets acquired and liabilities assumed on a relative fair value basis. The fair value measurements of assets acquired and liabilities assumed, on a relative fair value basis, are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of oil and gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation. Significant inputs to the valuation of oil and gas properties include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) future plugging and abandonment costs, (v) estimated future cash flows, and (vi) a market--based weighted average cost of capital rate. These inputs require significant judgments and estimates and are the most sensitive and subject to change.

NRO Acquisition

On January 11, 2024, the Company entered into an asset purchase agreement (the “NRO Agreement”) with Nickel Road Development LLC, Nickel Road Operating, LLC, (“NRO”) and Prairie LLC to acquire certain assets owned by NRO (the “Central Weld Assets”) for total consideration of $94.5 million (the “NRO Purchase Price”), subject to certain closing price adjustments and other customary closing conditions (the “NRO Acquisition”). The NRO Purchase Price consisted of $83.0 million in cash and $11.5 million in deferred cash payments. The Company deposited $9.0 million of the NRO Purchase Price into an escrow account on January 11, 2024 (the “Deposit”). On August 15, 2024, the Company and NRO agreed to amend certain terms of the NRO Agreement, pursuant to which the total consideration of the NRO Acquisition was reduced to $84.5 million cash, subject to certain closing price adjustments and other customary closing conditions, and the parties agreed to remove the deferred cash payments. Additionally on August 15, 2024, $6.0 million of the Deposit was released to NRO and the remaining $3.0 million was returned to the Company.

On October 1, 2024, the Company closed the NRO Acquisition and paid $49.6 million to the sellers in cash, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note. Refer to Note 10 – Debt for a discussion of the Senior Convertible Note and to Note 14 – Stockholders’ Equity for a discussion of the issuance of Common Stock. The Company completed the final settlement with NRO in December 2024, which resulted in a final purchase price of $55.5 million.

The NRO Acquisition was accounted for as an asset acquisition in accordance with ASC 805. The estimated fair value of the consideration paid by the Company and the allocation of that amount to the underlying assets acquired, on a relative fair value basis, were recorded on the Company’s books as of October 1, 2024, the closing date of the NRO Acquisition. Additionally, costs directly related to the NRO Acquisition were capitalized as a component of the NRO Purchase Price.

The following table presents the allocation of the NRO Purchase Price, adjusted for the final settlement, to the net assets acquired on October 1, 2024, the closing date of the NRO Acquisition:

Purchase Price Allocation:	(In thousands)
Consideration:
Cash consideration (1)	$49,270
Deposits on oil and natural gas properties (2)	6,000
Direct transaction costs (3)	239
Total consideration	$55,509

Assets acquired:
Oil and natural gas properties (4)	$63,591
Prepaid expenses, third-party JIB receivable, and other	104
$63,695
Liabilities assumed:
Accounts payable and accrued expenses (5)	$(7,965)
Asset retirement obligation, long-term	(221)
$(8,186)

(1)	Includes the final settlement statement payment of $0.3 million from NRO to the Company.
(2)	Represents the Deposit paid by the Company to NRO.
(3)	Represents transaction costs associated with the NRO Acquisition which have been capitalized in accordance with ASC 805.
(4)	Includes the asset retirement obligation asset associated with the proved oil and natural gas properties.
(5)	Represents the amounts associated with the assets acquired in the NRO Acquisition unpaid at the closing date and primarily relates to ad valorem tax liabilities of $6.6 million and suspended revenues of $1.2 million.

Genesis Bolt–on Acquisition

On February 5, 2024, the Company acquired a 1,280–acre drillable spacing unit and eight proved undeveloped drilling locations in the DJ Basin (the “Genesis Bolt–on Assets”) from a private seller for $0.9 million. These assets offset the other oil and gas assets held by the Company in northern Weld County, Colorado.

Note 4 – Discontinued Operations

On January 23, 2024, the Company sold all of its cryptocurrency miners (the “Mining Equipment”) for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments (the “Deferred Purchase Price”), to be paid out of (a) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (b) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest (collectively, the “Crypto Sale”). As of March 31, 2025 and December 31, 2024, the Company presents the Deferred Purchase Price payment as a note receivable on its condensed consolidated balance sheet, of which $0.4 million and $0.5 million, respectively, is classified as current, and of which $0.1 million and $0.2 million, respectively, is classified as non-current, based on when the payments are expected. The Company recognized a loss of $1.1 million related to this disposition on its condensed consolidated statement of operations and statement of cash flows for the three months ended March 31, 2024.

Additionally, the Company has presented the financial results associated with discontinued operations separately as discontinued operations on its condensed consolidated statements of operations for the three months ended March 31, 2024 and its condensed consolidated statements of cash flows for the three months ended March 31, 2024. The following table presents the major classes of line items constituting the loss from discontinued operations on the Company’s condensed consolidated statements of operations and condensed consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cryptocurrency mining revenue	$—	$193
Cryptocurrency mining costs	—	(55)
Depreciation and amortization	—	(102)
Impairment of cryptocurrency mining equipment	—	(1,080)
Loss from sale of cryptocurrency mining equipment	—	—
Loss from discontinued operations before income taxes	—	(1,044)
Provision for income taxes	—	—
Net loss from discontinued operations	$—	$(1,044)

Note 5 – Derivative Instruments

The Company utilizes commodity derivative instruments to reduce its exposure to crude oil and natural gas price volatility for a portion of its estimated production from its proved, developed, producing oil and natural gas properties. As of March 31, 2025, the Company only had commodity swap contracts outstanding, which guarantee a fixed price on contracted volumes over specified time periods. However, in the future, the Company could utilize other types of derivative instruments including call and purchased options, put spreads, collars, and three-way collars. As of March 31, 2025 and December 31, 2024, the Company’s derivative counterparty was Citi, which is the administrative agent and a lender of its Credit Facility.

As of March 31, 2025, the Company had the following outstanding crude oil and natural gas derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate and NYMEX Henry Hub, respectively:

	Settling April 1, 2025 through December 31, 2025	Settling January 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028
Crude Oil Swaps:
Notional volume (Bbls)	714,342	496,884	223,599	169,839
Weighted average price ($/Bbl)	$66.89	$64.40	$62.70	$61.81
Natural Gas Swaps:
Notional volume (MMBtus)	1,026,999	885,147	626,832	457,368
Weighted average price ($/MMBtu)	$3.46	$3.73	$3.69	$3.49

The Company recognizes all of its derivative instruments at fair value as assets or liabilities on the accompanying consolidated balance sheets. The Company has not designated any of its derivative instruments as hedges for accounting purposes; therefore, the aggregate net gains and losses resulting from changes in the fair values of its outstanding derivatives and the settlement of derivative instruments during the period are recognized as part of the loss on derivatives, net on the accompanying consolidated statements of operations. Additionally, all of the Company’s hedge positions are currently in a liability position; therefore, there is no offsetting in the presentation of its derivative instruments.

The following table presents the net fair values of the Company’s derivative instruments, recorded on the consolidated balance sheet for the period presented:

	March 31, 2025	December 31, 2024
	(In thousands)
Current liabilities	$3,071	$2,446
Long-term liabilities	1,441	1,949
Total derivatives liabilities	$4,512	$4,395

The following table presents the components of loss on derivatives, net reflected on the accompanying consolidated statement of operations and cash flows for the period presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash paid for derivative settlements, net:
Crude oil	$(519)	$—
Natural gas	(262)	—
Total cash paid for derivative settlements, net:	(781)	—
Non-cash gain (loss) on derivatives:
Crude oil	1,074	—
Natural gas	(1,191)	—
Total non-cash loss on derivatives	(117)	—
Loss on derivatives, net	$(898)	$—

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s liabilities which were measured at fair value on a recurring basis as of the periods presented and their classification within the fair value hierarchy:

	Fair Value Measurement as of March 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Commodity derivative contracts	$4,512	$—	$4,512	$—
Subordinated note warrants – related party	1,679	—	—	1,679
Series F Preferred Stock embedded derivatives	19,219	—	—	19,219
Series F Preferred Stock warrants	22,115	—	—	22,115

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Commodity derivative contracts	$4,395	$—	$4,395	$—
SEPA	790	—	—	790
Senior convertible note	12,555	—	—	12,555
Subordinated note – related party	4,609	—	4,609	—
Subordinated note warrants – related party	4,159	—	—	4,159

Commodity derivative contracts. The fair values of the Company’s derivative instruments are measured on a recurring basis using a third-party industry-standard pricing model that considers various inputs such as quoted forward commodity prices, discount rates, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant data. These significant inputs are observable in the current market or can be corroborated by observable active market data and are therefore considered Level 2 inputs within the fair value hierarchy. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s commodity derivative contracts was a liability of $4.5 million and $4.4 million, respectively, of which $3.1 million and $2.4 million, respectively, was considered a current liability.

At the time of issuance, the Company determined that certain features of each of the financial instruments listed below required bifurcation and separate accounting as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). As a result, the Company elected the fair value option for the financial instruments listed below, and as such, it reflects these financial instrument liabilities at their fair value on its consolidated balance sheet and reflects the changes in the fair values of the liabilities as loss on adjustment to fair value – embedded derivatives, debt, and warrants on its consolidated statements of operations and consolidated statement of cash flows. The following table presents the changes in the Company’s financial instruments presented at fair value for the periods presented:

	March 31, 2025	December 31, 2024
	(In thousands)
SEPA, at the beginning of the period	$790	$—
(Gain) loss on adjustment to fair value	(790)	790
SEPA, at the end of the period	$—	$790

Senior convertible note, at the beginning of the period	$12,555	$—
Borrowing	—	14,250
Repayments	—	(3,748)
Conversions	(18,057)	—
Loss on adjustment to fair value	5,502	2,053
Senior convertible note, at the end of the period	$—	$12,555

Subordinated note – related party, at the beginning of the period	$4,609	$—
Borrowing	—	5,000
Repayments	(3,214)	(1,786)
Loss on issuance of debt	—	281
Loss on adjustment to fair value	63	1,114
Subordinated note – related party, at the end of the period	$1,458	$4,609

Subordinated note warrants – related party, at the beginning of the period	$4,159	$—
Loss on issuance of debt	—	2,758
(Gain) loss on adjustment to fair value	(2,481)	1,401
Subordinated note warrants – related party, at the end of the period	$1,679	$4,159

Series F Preferred Stock embedded derivatives, at the beginning of the period	$—	$—
Embedded derivatives recognized at issuance of Series F Preferred Stock	19,350	—
Gain on adjustment to fair value	(131)	—
Series F Preferred Stock embedded derivatives, at the end of the period	$19,219	$—

Series F Preferred Stock warrants, at the beginning of the period	$—	$—
Issuance of Series F Preferred Stock	22,115	—
Series F Preferred Stock warrants, at the end of the period	$22,115	$—

The following table presents the face value and fair value of each financial instrument presented at fair value on the Company’s consolidated balance sheet as of the periods presented:

	March 31, 2025		December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
SEPA	$—	$—	$—	$790
Senior convertible note	—	—	11,252	12,555
Subordinated note – related party	1,458	1,458	3,214	4,609
Subordinated note warrants – related party	—	1,679	—	4,159
Series F Preferred Stock embedded derivatives	—	19,219	—	—
Series F Preferred Stock warrants	$—	$22,115	$—	$—

Standby Equity Purchase Agreement. On September 30, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, whereby, subject to certain conditions, the Company has the right, but not the obligation, to sell to Yorkville shares up to $40.0 million shares of Common Stock, at any time and in the amount as specified in the Company’s request (“Advance Notice”), during the commitment period commencing on September 30, 2024 (the “SEPA Effective Date”) and terminating on September 30, 2026. The Company’s right to sell shares to Yorkville under the SEPA is contingent upon the Company having an effective registration statement with respect to the shares issuable pursuant to or in connection with the SEPA, which was declared effective by the SEC on December 20, 2024, and upon the conversion of the Senior Convertible Note, which occurred in the first quarter of 2025. The Company has determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. As of December 31, 2024, the fair value of the SEPA was determined by a third-party using a Monte Carlo simulation model and significant inputs which were based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Pursuant to the Prairie Operating Co. Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”), the Company may only request an Advance Notice on the SEPA if the Series F Preferred Stock is fully converted or redeemed. As such, the Company has determined that the fair value of the SEPA as of March 31, 2025 is $0, which resulted in corresponding loss on adjustment to fair value – embedded derivatives, debt, and warrants of $0.8 million on the Company’s consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2025. Refer to Note 10 – Debt for a further discussion of the SEPA and Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

Senior Convertible Note. On September 30, 2024, the Company issued the Senior Convertible Note to Yorkville, with an interest rate of 8.00% and a maturity date of September 30, 2025. The Company determined that certain features of the Senior Convertible Note required bifurcation and separate accounting as embedded derivatives. As such, the Company elected the fair value option to account for the Senior Convertible Note; therefore, in accordance with ASC 815, the Company recorded the Senior Convertible Note at fair value and remeasured the fair value each reporting period with changes in fair value recognized in earnings. As of December 31, 2024, the fair value of the Senior Convertible Note was determined by a third-party using a Monte Carlo simulation model using significant inputs which were based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

The Senior Convertible Note was fully converted throughout the three months ended March 31, 2025. As a result, the Company recognized a loss on adjustment to fair value – embedded derivatives, debt, and warrants of $5.5 million on its consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2025. Refer to Note 10 – Debt for a further discussion of the Senior Convertible Note.

Subordinated Promissory Note. On September 30, 2024, the Company entered into the Subordinated Note with First Idea Ventures LLC and The Hideaway Entertainment LLC (together, the “Noteholders”), in a principal amount of $5.0 million, with a maturity of December 31, 2025. The original Subordinated Note agreement had an interest rate of 10.00% and entitled the Noteholders to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. The Company determined that certain features of the Subordinated Note required bifurcation and separate accounting as embedded derivatives. As such, the Company elected the fair value option to account for the Subordinated Note; therefore, in accordance with ASC 815, the Company recorded the Subordinated Note at fair value and remeasured the fair value each reporting period with changes in fair value recognized in earnings. As of December 31, 2024, the fair value of the Subordinated Note was determined by a third-party using a credit default valuation model using significant inputs which were considered unobservable inputs because they were corroborated by market data and are therefore considered Level 2 inputs within the fair value hierarchy.

On March 26, 2025, in connection with the closing and financing of the Bayswater Acquisition, the Company paid $3.2 million of the outstanding balance under the Subordinated Note. Pursuant to the terms of the payoff letter, the Company and the Noteholders agreed that the remaining $1.5 million outstanding balance on the Subordinated Note would be converted to principal, will accrue interest at a rate of 15% of per annum, and all principal and other amounts owed (other than interest) pursuant to the Subordinated Note will not be redeemable for any reason so long as the any Series F Preferred Stock of the Company remains outstanding. Therefore, the Company has determined that changes to the Subordinated Note included in the payoff letter qualify as an extinguishment of debt and therefore elected to forgo the previous fair value option election. As such, the Company now presents the Subordinated Note at its face value of $1.5 million as of March 31, 2025. Refer to Note 10 – Debt for a further discussion of the Subordinated Note.

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

As of March 31, 2025, the fair value of the Subordinated Note Warrants was determined by a third-party using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Subordinated Note Warrants – Monte Carlo Simulation Model	Key Inputs
Time to termination (years)	4.50
Stock price – as of March 31, 2025	$5.35
Exercise price	$8.89
Risk-free rate	3.87%
Equity volatility rate	80.0%

As of March 31, 2025, the fair value of the Subordinated Note Warrants was $1.7 million compared to $4.2 million as of December 31, 2024. The Company recognized the $2.4 million change in fair value as gain on adjustment to fair value – embedded derivatives, debt, and warrants on its consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2025. Refer to Note 15 – Common Stock Options and Warrants for a further discussion of the Subordinated Note Warrants.

Series F Preferred Stock. On March 24, 2025, the Company entered into a securities purchase agreement with an investor (“the Series F Preferred Stockholder”), pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a stated value of $1,000 per share (the “Stated Value”), convertible into shares of Common Stock and (ii) upon the one-year anniversary of the issue date of the Series F Preferred Stock, subject to the satisfaction of certain conditions, warrants to purchase shares of Common Stock (“Series F Preferred Stock Warrants”) (collectively, the “Series F Preferred Offering”). On March 26, 2025, the Series F Preferred Offering closed, and the Company issued the Series F Preferred Stock to the Series F Preferred Stockholder. The Company has determined that the Series F Preferred Stock should be classified in mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, the Company determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives. Therefore, in accordance with ASC 815, the Company has recorded the embedded derivatives associated with the Series F Preferred Stock at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings.

As of March 31, 2025, the fair value of the Series F Preferred Stock embedded derivatives was determined by a third-party using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Series F Preferred Stock Embedded Derivatives – Monte Carlo Simulation Model	Key Inputs
Time to termination (years)	3.93
Stock price – as of March 31, 2025	$5.35
Conversion rate	202.02
Stated dividend rate	12.0%
Risk-free rate	3.96%
Preferred equity volatility rate	45.0%

As of March 31, 2025, the fair value of the Series F Preferred Stock embedded derivatives was $19.2 million, which is presented on the Company’s consolidated balance sheet as a liability with a corresponding amount recognized as Series F Preferred Stock in mezzanine equity. Refer to Note 13 – Mezzanine Equity for a further discussion of the Series F Preferred Stock.

Series F Preferred Stock Warrants. As discussed above, upon the one-year anniversary of the issue date of the Series F Preferred Stock, subject to the satisfaction of certain conditions, the Series F Preferred Stockholder will receive warrants to purchase shares of Common Stock. The Company has determined that the Series F Preferred Stock Warrants are not considered indexed to the Company’s own stock because the potential number of common shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on March 26, 2026. As such, the Company has determined that the Series F Preferred Stock Warrants should be accounted for as liabilities pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Series F Preferred Stock Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings.

As of March 31, 2025, the fair value of Series F Preferred Stock Warrants was determined by a third-party using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Series F Preferred Stock Warrants – Monte Carlo Simulation Model	Key Inputs
Time to termination (years)	6.0
Stock price – as of March 31, 2025	$5.35
Exercise price	$6.59
Future value of one Series F Preferred Warrant share	$2.26
Risk-free rate	4.07%
Equity volatility rate	85.0%

As of March 31, 2025, the fair value of the Series F Preferred Stock Warrants was $22.1 million, which is presented on the Company’s consolidated balance sheet as a liability with a corresponding amount recognized as Series F Preferred Stock in mezzanine equity. Refer to Note 15 – Common Stock Options and Warrants for a further discussion of the Series F Preferred Stock Warrants.

Assets and Liabilities Measured at Fair Value on a Non–Recurring Basis

Acquisition assets and liabilities. The fair values of assets acquired and liabilities assumed in an acquisition are measured on a non–recurring basis on the acquisition or merger date. If the assets acquired and liabilities assumed are current and short–term in nature, the Company uses their approximate carrying values as their fair values, which is considered a Level 1 input in the fair value hierarchy. If the assets acquired are not short–term in nature, then the fair value is determined using the estimated replacement values of the same or similar assets and, as such, are considered Level 3 inputs in the fair value hierarchy. Refer to Note 3 – Acquisitions for a further discussion of the Company’s acquisitions.

Note 7 – Property and Equipment, net

The Company’s property and equipment, net consisted of the following for the periods presented:

	March 31, 2025	December 31, 2024
	(In thousands)
Oil and natural gas properties:
Proved properties	$621,526	$64,491
Unproved properties	36,488	70,462
Total oil and natural gas properties	658,014	134,953
Less: Accumulated depreciation, depletion, and amortization	(2,535)	(422)
Oil and natural gas properties, net	655,479	134,531

Other property and equipment	17,190	94
Less: Accumulated depreciation, depletion, and amortization	(9)	(5)
Other property and equipment, net	17,181	89

Total property and equipment, net	$672,660	$134,620

As of December 31, 2024, the unproved properties balance included $38.0 million of development costs for wells which were in the process of being completed. These wells began producing in February 2025 and are reflected in proved properties as of March 31, 2025.

Note 8 – Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligations for the periods presented:

	March 31, 2025	December 31, 2024
	(In thousands)
Asset retirement obligation, at the beginning of the period	$227	$—
Liabilities assumed in acquisitions	2,328	221
Liabilities incurred through development activities	46	—
Accretion of asset retirement obligation	6	6
Asset retirement obligation, at the end of the period	$2,607	$227

As of March 31, 2025, the asset retirement obligations liabilities assumed in acquisitions fully relate to the Bayswater Acquisition. Refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition. As of March 31, 2025, the asset retirement obligations liabilities incurred through development activities fully relate to the Shelduck wells, which came online in February 2025.

Note 9 – Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following for the periods presented:

	March 31, 2025	December 31, 2024
	(In thousands)
Accounts payable	$25,145	$33,856
Accrued legal and accounting fees (1)	15,881	423
Incentive compensation	1,588	2,571
Accrued interest	439	325
Other	618	1,050
Accounts payable and accrued expenses	$43,671	$38,225

(1)	Accrued legal and accounting fees as of March 31, 2025 is comprised of transaction and financing costs associated with the funding and closing of the Bayswater Acquisition. Refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition.

Note 10 – Debt

The Company’s debt balances consisted of the following for the periods indicated:

	March 31, 2025	December 31, 2024
	(In thousands)
Credit facility	$377,000	$28,000

SEPA	$—	$—
Fair value adjustment	—	790
SEPA, at fair value	$—	$790

Senior convertible note	$—	$11,252
Fair value adjustment	—	1,303
Senior convertible note, at fair value	$—	$12,555

Subordinated note – related party	$1,458	$3,214
Fair value adjustment	—	1,395
Subordinated note – related party	$1,458	$4,609

Credit Facility

On December 16, 2024, the Company, as borrower, entered into a reserve-based credit agreement with Citi, as administrative agent and the financial institution party thereto (the “Credit Facility Agreement”). The Credit Facility is guaranteed by all of the Company’s restricted subsidiaries and is secured by a first-priority security interest on substantially all of its oil and natural gas properties and substantially all of its personal property assets, subject to customary exceptions. On February 3, 2025, the Company entered into the First Amendment to the Credit Facility Agreement (the “First Amendment”), which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million.

On March 26, 2025, the Company, as borrower, entered into the Amended & Restated Credit Agreement with Citi, as administrative agent, and the financial institutions party thereto. The Credit Facility is scheduled to mature on March 26, 2029, and the Amended & Restated Credit Agreement provides for a maximum credit commitment of $1.0 billion under the Credit Facility. As of March 31, 2025, the Amended & Restated Credit Agreement provided for a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million. The Amended & Restated Credit Agreement includes a $47.5 million sublimit for the issuance of letters of credit. The borrowing base is subject to semi-annual redeterminations based upon the value of the Company’s oil and gas properties as determined in a reserve report dated as of January and July of each year, subject to certain interim redeterminations.

As of March 31, 2025 and December 31, 2024, the Company had $377.0 million and $28.0 million, respectively, of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $98.0 million and $7.2 million, respectively, of availability for future borrowings and letters of credit. Borrowing under the Amended & Restated Credit Agreement bear interest, at the Company’s election, based upon the Term SOFR or Alternate Base Rate (each as defined in the Amended & Restated Credit Agreement), as applicable, plus an additional margin which is based on the percentage of the borrowing base being utilized, ranging from 2.75% to 3.75% per annum for Term SOFR loans (plus a 0.10% per annum adjustment) and 1.75% to 2.75% for Alternate Base Rate loans. There is also a commitment fee on the undrawn commitments, ranging from 0.375% to 0.50% based on the percentage of the borrowing base being utilized. During the three months ended March 31, 2025, the Company recognized $1.2 million of interest expense related to the Credit Facility.

The Company is subject to certain financial covenants under the Credit Facility, which require the Company to maintain, for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025, a Net Leverage Ratio (as defined in the Amended & Restated Credit Agreement) of no greater than 3.00 to 1.00 and a Current Ratio (as defined in the Amended & Restated Credit Agreement) of at least 1.00 to 1.00. The Amended & Restated Credit Agreement also includes conditional equity cure rights that will enable the Company to cure certain breaches of these financial maintenance covenants. Further, beginning April 1, 2025, the Amended & Restated Credit Agreement requires the Company and its restricted subsidiaries to always hedge not less than 80% of projected production from their proved developed producing reserves and certain wells through March 31, 2028. As of March 31, 2025, the Company is in compliance with all covenants under the Amended & Restated Credit Agreement.

Additionally, the Amended & Restated Credit Agreement contains various restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to, subject to certain exceptions: (i) incur indebtedness; (ii) incur liens; (iii) declare or pay dividends, make distributions or make other restricted payments; (iv) repay or redeem other indebtedness; (v) make investments; (vi) change their respective lines of business or acquire or make any expenditures in oil and gas properties outside the United States; (vii) sell or discount receivables; (viii) acquire or merge with any other company; (ix) sell assets or equity interests of the Company’s subsidiaries; (x) enter into or terminate certain hedge agreements; (xi) enter into transactions with affiliates; (xii) own any subsidiary that is not organized in the United States; (xiii) enter into certain contracts or agreements that prohibit or restrict liens on property in favor of the administrative agent or restrict any restricted subsidiary from paying dividends or making distributions; (xiv) allow gas imbalances, take-or-pay or other prepayments with respect to the Company’s proved oil and gas properties; (xv) engage in certain marketing activities; (xvi) enter into sale and leasebacks; and (xvii) make or incur any capital expenditure or leasing or acquisition expenditure in oil and gas properties that are not borrowing base properties.

As of March 31, 2025 and December 31, 2024, the Company has $14.1 million and $1.7 million, respectively, of unamortized deferred financing costs associated with its Credit Facility, which is presented as a non-current asset on the consolidated balance sheet. These costs will be amortized to interest expense on the accompanying statements of operations on a straight-line basis over the life of the Credit Facility.

Standby Equity Purchase Agreement

On September 30, 2024, the Company entered into the SEPA with Yorkville, whereby, subject to certain conditions, the Company has the right, but not the obligation, to sell to Yorkville up to $40.0 million shares of Common Stock, at any time and in an the amount as specified in the applicable Advance Notice, during the commitment period commencing on the SEPA Effective Date and terminating on September 30, 2026. Each issuance and sale by the Company under the SEPA (each, an “Advance”) is subject to a maximum limit equal to 100% of the aggregate volume traded of the Company’s Common Stock on the Nasdaq Stock Market during the five trading days immediately prior to the date of the Advance Notice. The shares will be issued and sold to Yorkville at a per share price equal to 97% of the lowest daily volume weighted average price of Common Stock for three consecutive trading days commencing on the trading day immediately following Yorkville’s receipt of an Advance Notice. On September 30, 2024, pursuant to the SEPA, the Company paid Yorkville a structuring fee of $25,000 and a commitment fee of 100,000 shares of Common Stock (the “Commitment Fee”), Yorkville advanced an initial $15.0 million (the “Pre-Paid Advance”) to the Company, and the Company issued the Senior Convertible Note to Yorkville.

In connection with the SEPA, the Company entered into a registration rights agreement with Yorkville pursuant to which the Company agreed to file a registration statement registering the resale of the Common Stock shares underlying the SEPA. The Company’s right to sell shares to Yorkville under the SEPA is contingent upon the Company having an effective registration statement with respect to the shares issuable pursuant to or in connection with the SEPA, which was declared effective by the SEC on December 20, 2024, and upon the conversion of the Senior Convertible Note, which occurred in February 2025.

Any purchases under an Advance will be subject to certain limitations, including that Yorkville cannot acquire (i) any shares that would result in Yorkville, including its affiliates, beneficially owning more than 4.99% of the Company’s outstanding Common Stock at the time of an Advance or (ii) more than 19.99% of the Company’s issued and outstanding Common Stock as of the SEPA Effective Date (the “Exchange Cap”), subject to limited exceptions. Pursuant to the SEPA, the Company may issue up to a total of 4,198,343 shares of Common Stock within the Exchange Cap through Advances under the SEPA, upon conversion of the Senior Convertible Note or through any other issuances of Common Stock thereunder.

The Company determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. As of December 31, 2024, the Company has recorded the SEPA at its fair value of $0.8 million and recorded the corresponding $0.8 million loss on adjustment to fair value – embedded derivatives, debt, and warrants on its consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2024. The fair value of the SEPA as of December 31, 2024 was determined by a third-party using a Monte Carlo simulation model. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the SEPA.

Pursuant to the Series F Preferred Stock Certificate of Designation, the Company may only request an Advance Notice on the SEPA if the Series F Preferred Stock is fully converted or redeemed. As such, the Company has determined that the fair value of the SEPA as of March 31, 2025 is $0, which resulted in corresponding loss on adjustment to fair value – embedded derivatives, debt, and warrants of $0.8 million on the Company’s consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2025.

Senior Convertible Note

On September 30, 2024, Yorkville advanced the Pre-Paid Advance to the Company and the Company issued the Senior Convertible Note to Yorkville, with an interest rate of 8.00% and a maturity date of September 30, 2025. The Company’s obligations with respect to the Pre-Paid Advance and under the Senior Convertible Note was guaranteed by Prairie LLC, a subsidiary of the Company, and Prairie Operating Holding Co., LLC (“Prairie Holdco”), a subsidiary of the Company, pursuant to a global guaranty agreement entered into by Prairie LLC and Prairie Holdco in favor of Yorkville on September 30, 2024. Yorkville had the option to convert the Pre-Paid Advance into shares of Common Stock at any time at the Conversion Price (as defined in the SEPA). The Company also had the option to, at any time, redeem all or a portion of the amounts outstanding under the Senior Convertible Note at 105% of the principal amount thereof, plus accrued and unpaid interest.

At the time of issuance, the Company determined that certain features of the Senior Convertible Note required bifurcation and separate accounting as embedded derivatives. As such, the Company elected the fair value option to account for the Senior Convertible Note; therefore, in accordance with ASC 815, the Company recorded the Senior Convertible Note at fair value and remeasured the fair value each reporting period with changes in fair value recognized in earnings.

In December 2024, and in conjunction with the Credit Facility Agreement, the Company made a $3.7 million payment on the Senior Convertible Note, resulting in a principal balance of $11.3 million as of December 31, 2024. However, due to the election of the fair value option, the Company reported the Senior Convertible Note at its fair value of $12.6 million on its consolidated balance sheet as of December 31, 2024. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Senior Convertible Note.

During the three months ended March 31, 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock, resulting in a principal balance of $0 as of March 31, 2025. As a result, the Company recognized loss on adjustment to fair value – embedded derivatives, debt, and warrants of $5.5 million on the Company’s consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2025.

Subordinated Promissory Note

On September 30, 2024 (the “Subordinated Note Effective Date”), the Company entered into the Subordinated Note with the Noteholders in a principal amount of $5.0 million, with a maturity of December 31, 2025. Refer to Note 17 – Related Party Transactions for a further discussion of the Subordinated Note and the Noteholders. The Subordinated Note has an interest rate of 10.00% and the Noteholders are entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. The Subordinated Note is guaranteed by Prairie LLC pursuant to a global guaranty agreement entered into by Prairie LLC in favor of the Noteholders on the Subordinated Note Effective Date. The Subordinated Note is subordinated to the prior payment in full in cash to the Senior Convertible Note and any future senior secured revolving credit facility of the Company entered into after the Subordinated Note Effective Date. On December 16, 2024, the Company and the Noteholders agreed to amend and restate the Subordinated Note (the “Amended and Restated Subordinated Note Agreement”), to, among other things, extend the maturity date of the Subordinated Note to March 17, 2027. Additionally, the Amended and Restated Subordinated Note Agreement modified certain provisions to better align with the Credit Facility Agreement. In December 2024, and in conjunction with the Credit Facility Agreement, the Company made a $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024.

Pursuant to the terms of the Subordinated Note, the Company issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, which vest in tranches based on the date of repayment of the Subordinated Note. As of March 31, 2025 and December 31, 2024, Subordinated Note Warrants providing the right to purchase 570,778 shares of Common Stock had vested and were outstanding. Refer to Note 15 – Common Stock Options and Warrants below for a further discussion of the Subordinated Note Warrants.

Pursuant to the Subordinated Note, the Company entered into a registration rights agreement (the “SPA Registration Rights Agreement”) with the Noteholders pursuant to which the Company agreed to file a registration statement registering the resale of the Common Stock underlying the Subordinated Note Warrants. The registration statement was declared effective by the SEC on December 20, 2024.

At the time of issuance, the Company determined that certain features of the Subordinated Note and the Subordinated Note Warrants required bifurcation and separate accounting as embedded derivatives. As such, the Company elected the fair value option to account for the Subordinated Note and the Subordinated Note Warrants; therefore, in accordance with ASC 815, the Company recorded the Subordinated Note and the Subordinated Note Warrants at fair value and remeasured the fair values each reporting period with changes in fair value recognized in earnings. As of December 31, 2024, the fair value of the Subordinated Note was $4.6 million. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Subordinated Note and the Subordinated Note Warrants.

On March 26, 2025, in connection with the closing and financing of the Bayswater Acquisition, the Company paid $3.2 million of the outstanding balance under the Subordinated Note. Pursuant to the terms of the payoff letter, the Company and the Noteholders agreed that the remaining $1.5 million outstanding Subordinated Note balance would be converted to principal, will accrue interest at a rate of 15% of per annum, and all principal and other amounts owed (other than interest) pursuant to the Subordinated Note will not be redeemable for any reason so long as the any Series F Preferred Stock of the Company remains outstanding. Therefore, the Company determined that changes to the Subordinated Note included in the payoff letter qualify as an extinguishment of debt and elected to forgo the previous fair value option election. As such, the Company now presents the Subordinated Note at its face value of $1.5 million as of March 31, 2025.

Note 11 – Leases

The Company determines if a contract contains a lease at its inception or as a result of an acquisition and makes certain assumptions and judgments when determining its right–of–use assets and lease liabilities. When determining whether a contract contains a lease, the Company considers whether there is an identified asset that is physically distinct, whether the supplier has substantive substitution rights, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset, and whether it has the right to control the asset. Certain lease agreements could include options to renew the lease, terminate the lease early, or purchase the underlying asset(s). The Company determines the lease term at the lease commencement date as the non–cancelable period of the lease, including any options to extend or terminate the lease when such an option is reasonably certain to be exercised. The Company recognizes variable lease payments in the period they are incurred. Certain leases contain both lease and non–lease components, which the Company has chosen to account for separately. As of March 31, 2025 and December 31, 2024, all of the Company’s leases were operating leases.

The Company capitalizes its operating right–of–use assets and corresponding lease liabilities separately on its consolidated balance sheets, using the present value of the remaining lease payments over the determined lease term applying the implicit rate of the lease.

The following table presents the components of the Company’s operating leases on its consolidated balance sheets for the periods presented:

	March 31, 2025	December 31, 2024
	(In thousands)
Office space	$1,050	$1,083
Vehicles	216	240
Total right–of–use asset	$1,266	$1,323

Office space	$1,150	$1,141
Vehicles	203	225
Total lease liability	$1,353	$1,366

The Company’s weighted–average remaining lease terms and discount rates as of March 31, 2025 are as follows:

Operating Leases
Weighted–average lease term (years)	3.8
Weighted–average discount rate	10.2%

The Company has several operating leases for office spaces and vehicles used in its daily operations, under non–cancelable operating leases expiring through 2030. The Company recognizes lease expense for these leases on a straight–line basis.

The following table presents the components of the Company’s lease costs during the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating lease cost	$122	$39
Short–term lease cost (1)	—	13
Variable lease cost (2)	22	—
Total lease cost	$144	$52

(1)	One of the Company’s office space operating leases, which expired in September 2024, had an initial lease term of less than 12 months and was considered a short-term lease. The Company does not capitalize short–term leases, instead the costs are expensed as they are incurred.
(2)	Variable lease costs include operating costs, such as parking costs and property taxes, associated with the Company’s office leases. The Company expenses variable lease costs as they are incurred.

As of March 31, 2025, the Company’s future lease commitments by year consisted of the following:

(In thousands)
April 1, 2025 through March 31, 2026	$451
April 1, 2026 through March 31, 2027	377
April 1, 2027 through March 31, 2028	263
April 1, 2028 through March 31, 2029	231
April 1, 2029 through March 31, 2030	227
Thereafter	—
Total lease payments	1,549
Less: imputed interest	(196)
Total lease liability	$1,353

The Company’s supplemental cash flow disclosures related to operating leases are presented below for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$110	$34
Right-of-use assets obtained in exchange for operating liabilities	$32	$270

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

Note 13 – Mezzanine Equity

The following table presents the changes in the Company’s mezzanine equity during the three months ended March 31, 2025:

	Series F Preferred Stock
	Shares	Amount
		(In thousands)
Balance as of January 1, 2025	—	$—
Issuance of Series F Preferred Stock	148,250	148,250
Issuance costs	—	(8,011)
Adjustment to fair value at issuance date	—	(41,465)
Conversion of Series F Preferred Stock	(1,000)	(666)
Adjustment to maximum redemption value	—	90,173
Balance as of March 31, 2025	147,250	$188,281

Series F Preferred Stock

On March 24, 2025, the Company entered into a securities purchase agreement with the Series F Preferred Stockholder, pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a Stated Value of $1,000 per share, convertible into shares of Common Stock and (ii) upon the one-year anniversary of the issue date of the Series F Preferred Stock, subject to the satisfaction of certain conditions, the Series F Preferred Stock Warrants. The Series F Preferred Offering closed on March 26, 2025 (the “Series F Preferred Closing Date”), and the Company received approximately $139.1 million of net proceeds, after deducting advisor fees and estimated offering expenses payable. The Company used the proceeds from the Series F Preferred Offering to fund a portion of the Bayswater Acquisition, which also closed on March 26, 2025.

The Series F Preferred Stockholder is entitled to receive, on a cumulative basis, whether or not authorized or declared, dividends on each share of Series F Preferred Stock at a rate per annum equal to 12%, on the amount equal to the sum of (a) the Stated Value plus (b) all accrued and unpaid dividends on such share of Series F Preferred Stock (including dividends accrued and unpaid on previously unpaid dividends). Dividends are payable to the Series F Preferred Stockholder in cash on March 1, June 1, September 1, and December 1 of each calendar year, beginning on June 1, 2025. Alternatively, according to the Series F Certificate of Designation, the Company may elect to pay the dividends entirely or partially in shares of Common Stock. Additionally, the Series F Certificate of Designation states that six months after the anniversary date of the maturity of the Company’s Amended & Restated Credit Agreement the dividend rate will increase to 25%.

The Series F Preferred Stockholder may convert all or a portion its shares of Series F Preferred Stock into shares of Common Stock at any time and from time to time. The initial conversion rate for the Series F Preferred Stock is 202.0202 shares of Common Stock per share of Series F Preferred Stock (the “Standard Conversion”), which is subject to certain adjustments as described in the Series F Certificate of Designation. The Series F Preferred Stockholder may also convert all or a portion of its shares of Series F Preferred Stock using an Alternative Conversion Rate (as defined in the Series F Certificate of Designation) in lieu of the Standard Conversion, subject to an Alternative Conversion Cap (as defined in the Series F Certificate of Designation) for each quarter. During the three months ended March 31, 2025, 1,000 shares of Series F Preferred Stock were converted into 252,000 shares of Common Stock using the Alternative Conversion.

Subject to the terms, conditions and certain exceptions set forth in the Series F Certificate of Designation, the Company will have the right to redeem all of the then-outstanding shares of Series F Preferred Stock for a cash redemption price per share of Series F Preferred Stock equal to the Company Redemption Price (as defined in the Series F Certificate of Designation). If a Fundamental Change (as defined in the Series F Certificate of Designation) occurs, the Series F Preferred Stockholder may require the Company to redeem all or any portion of the shares of the Series F Preferred Stock for a cash purchase price equal to the Fundamental Change Redemption Price (as defined in the Series F Certificate of Designation).

With respect to the Standard Conversion or a redemption of the Series F Preferred Stock, the Series F Preferred Stockholder will be entitled to receive an additional payment (the “Additional Payment”) in an amount equal to $19.9 million multiplied by the Stated Value of each share of converted or redeemed Series F Preferred Stock dividend the aggregate Stated Value of all shares of Series F Preferred Stock issued in the Series F Preferred Offering. The Company expects any Additional Payments to be paid in shares of Common Stock.

Additionally, the Series F Certificate of Designation specifies that upon the completion of certain equity issuances resulting in proceeds to the Company, or certain dividends or distributions declared or made, prepayments of indebtedness made, or investments acquired, owned or made pursuant to its Amended & Restated Credit Agreement, the Company would pay the Series F Preferred Stockholder all or a portion of a cash sweep amount equal to 25% of the net proceeds from such financing or of the amount of such dividend, distribution, prepayment or investment, as applicable, in redemption of a number of shares of Series F Preferred Stock at a price per share equal to the result of (A) (i) an amount equal to 106.25% plus 6.25% on each one year anniversary of the Series F Preferred Closing Date (the “Repayment Multiplier”) multiplied by (ii) the Stated Value of such shares of Series F Preferred Stock, plus (B) accrued and unpaid dividends on such shares.

The Company has determined that the Series F Preferred Stock should be classified in mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, the Company determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives. In accordance with ASC 815, the Company recorded a liability of $19.4 million for the fair value of the Series F Preferred Stock embedded derivatives and a liability of $22.1 million for the fair value of the Series F Preferred Stock Warrants. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Series F Preferred Stock embedded derivatives and Series F Preferred Stock Warrants. As a result, on March 26, 2025, the Company recognized the Series F Preferred Stock in mezzanine equity based on its relative fair value of $98.8 million, after allocating $41.5 million of the proceeds to the embedded derivative features and the Series F Preferred Stock Warrants. Additionally, the Company recorded $8.1 million of issuance costs as a reduction to the allocated proceeds. As of March 31, 2025, in accordance with ASC 480, the Company adjusted the value of the Series F Preferred Stock to reflect its maximum redemption amount of $188.3 million, resulting in a deemed dividend of $90.2 million, which is presented on the consolidated statement of operations.

Note 14 – Stockholders’ Equity

Series D Preferred Stock

The Company has authorized 50,000 shares of Series D preferred stock with a par value of $0.01 and a stated value of $1,000 per share, which are convertible into shares of Common Stock at a price of $5.00 per share (“Series D Preferred Stock”). No dividends are required to be paid other than those in the same form as dividends actually paid on Common Stock other than any adjustments related to stock dividends or stock splits.

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

In January 2025, Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (the “O’Neill Trust”) converted 8,000 shares of Series D Preferred Stock into 1,600,000 shares of Common Stock. As a result, the O’Neill Trust no longer holds any Series D Preferred Stock. During the three months ended March 31, 2025 and 2024, there were conversions of 8,475 and 1,225 shares of Series D Preferred Stock, respectively, into 1,695,000 and 245,000 shares of Common Stock, respectively. As of March 31, 2025 and December 31, 2024, there were 5,982 and 14,457 shares, respectively, of Series D Preferred Stock outstanding.

Series E Preferred Stock

The Company has authorized 50,000 shares of Series E preferred stock with a par value of $0.01 and a stated value of $1,000 per share, which are convertible into shares of Common Stock at a price of $5.00 per share (“Series E Preferred Stock”). No dividends are required to be paid other than those in the same form as dividends actually paid on Common Stock other than any adjustments related to stock dividends or stock splits.

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

The Company received an aggregate of $20.0 million in proceeds from the O’Neill Trust (the “Series E PIPE Investor”). The Series E PIPE Investor was issued 20,000 shares of Series E Preferred Stock along with 39,615 shares of the Company’s Common Stock, Series A warrants (“Series E A Warrants”) to purchase 4,000,000 shares of the Common Stock, and Series B warrants (“Series E B Warrants” and together with the Series E A Warrants, the “Series E PIPE Warrants”) to purchase 4,000,000 shares of Common Stock (collectively, the “Series E PIPE”). Refer to Note 15 – Common Stock Options and Warrants for a further description of the Series E PIPE Warrants.

The Company’s obligations under the Series E Preferred Stock and the Series E PIPE Warrants were secured by a lien on the assets acquired in the Exok Option Purchase (as defined herein) as described under the Deed of Trust, Mortgage, Assignment of As–Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated August 15, 2023 (“Deed of Trust”). On August 15, 2024, the lien on the assets acquired in the Exok Option Purchase under the Deed of Trust was released in accordance with the terms and procedures set forth therein pursuant to the Consent and Agreement (defined herein). Refer to Note 17 – Related Party Transactions for a further discussion of the Consent and Agreement with the O’Neill Trust.

During the year ended December 31, 2024, in connection with the Consent and Agreement, all of the Series E Preferred Stock shares outstanding were converted, into 4,000,000 shares of Common Stock. As of March 31, 2025 and December 31, 2024, there were zero shares of Series E Preferred Stock outstanding.

Common Stock

The Company has 500,000,000 authorized shares of Common Stock with a par value of $0.01 per share. The holders of the Company’s Common Stock are entitled to one vote per share and the Company’s Second Amended and Restated Certificate of Incorporation does not provide for cumulative voting. The Company’s common stockholders are entitled to receive ratably such dividends, if any, as may be declared by the Company’s Board of Directors (the “Board”) out of legally available funds. However, the current policy of the Board is to retain earnings, if any, for the Company’s operations and expansion. Upon liquidation, dissolution, or winding–up, the holders of the Company’s Common Stock are entitled to share ratably in all of its assets which are legally available for distribution, after payment of or provision for all liabilities. The Company’s common stockholders have no preemptive, subscription, redemption, or conversion rights. The rights, preferences and privileges of the Company’s common stockholders are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue.

On September 30, 2024, the Company entered into a securities purchase agreement to sell 1,827,040 shares of Common Stock (the “Acquired Shares”) to an investor for $8.21 per share. Concurrent with the issuance of the Acquired Shares, the Company entered into the SPA Registration Rights Agreement with the investor pursuant to which the Company agreed to file a registration statement registering the resale of the Acquired Shares. The registration statement was declared effective by the SEC on December 20, 2024.

On March 24, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”), providing for the offer and sale (the “Common Stock Offering”) by the Company, and the purchase by the Underwriters, of 8,555,555 shares of Common Stock, at a price to the public of $4.50 per share ($4.2525 per share net of underwriting discounts and commissions). Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to an additional 1,283,333 shares of Common Stock on the same terms as above (the “Over-Allotment Option”). The Common Stock Offering has been registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-3. On March 25, 2026, the Underwriters exercised the Over-Allotment Option with respect to 1,181,349 shares of Common Stock. On March 26, 2025, the Company issued 9,736,904 shares of Common Stock in connection with the Common Stock Offering, for proceeds of $41.4 million, net of $2.4 million of underwriting discounts and commissions. The Company used these proceeds to partially fund the Bayswater Acquisition, which also closed on March 26, 2025. Refer to Note 3 – Acquisitions for a further discussion of the Bayswater Acquisition.

Treasury Stock

During the three months ended March 31, 2025, the Company paid $0.3 million to repurchase 40,196 shares of vested restricted stock units from employees to cover such employees’ portion of the tax withholdings. The Company has presented the shares repurchased at cost as treasury stock on its condensed consolidated balance sheet as of March 31, 2025.

Note 15 – Common Stock Options and Warrants

Merger Options

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

Upon the Merger, the Company converted the non–compensatory options to purchase the outstanding and unexercised membership interests of Prairie LLC, as of immediately prior to the Merger, into options to acquire an aggregate of 8,000,000 shares of Common Stock for an exercise price of $0.25 per share (the “Merger Options”), which are only exercisable if the production hurdles noted above are achieved. The Company achieved all of these production milestones upon the closing of the Bayswater Acquisition on March 26, 2025, therefore, all of the Merger Options are exercisable as of March 31, 2025.

Subsequent to the Merger, the Company entered into amended and restated non–compensatory option agreements (the “Option Agreements”) with each of Gary C. Hanna, Edward Kovalik, Bristol Capital, and BOKA. An aggregate of 2,000,000 Merger Options are subject to be transferred to the Series D PIPE Investors, based on their then-percentage ownership of the Series D Preferred Stock to the aggregate Series D Preferred Stock outstanding and held by all Series D PIPE Investors as of the May 3, 2023, if the Company does not meet certain performance metrics by May 3, 2026.

On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital, and Georgina Asset Management entered into a non–compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of the sellers agreed to sell to Georgina Asset Management, the Merger Options to acquire an aggregate of 200,000 shares of Common Stock, for an exercise price of $0.25 per share for an aggregate purchase price of $2,000. In December 2023, Mr. Hanna assigned all of his remaining options to Gracemont Enterprises LP, an entity controlled by Mr. Hanna. In January 2024, Georgina Asset Management transferred its options to Westwood Financing Holdings LLC pursuant to an assignment. In September 2024, Mr. Kovalik assigned all of his remaining options to Blue Trail Partners, LLC, an entity controlled by Mr. Kovalik.

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

On March 31, 2025, Bristol Capital paid $0.6 million to exercise its option to purchase 2,333,333 shares of Common Stock, which were issued by the Company on the same day. As of March 31, 2025, 5,666,667 shares of Common Stock remain issuable upon the exercise of the Merger Options. As of March 31, 2025, the Merger Options have a weighted average remaining contractual life of 1.1 years.

Legacy Warrants

Upon the Merger, the Company assumed warrants to purchase 53,938 shares of the Company’s Common Stock with a weighted average exercise price of $49.71 per share (the “Legacy Warrants”). As of March 31, 2025 and December 31, 2024, Legacy Warrants providing the right to purchase 37,138 shares of Common Stock, respectively, were outstanding with a weighted average remaining contractual life of 0.6 years.

Series D PIPE Warrants

The Series D PIPE Warrants, upon issuance, provided the warrant holders with the right to purchase an aggregate of 6,950,500 shares of Common Stock at an exercise price of $6.00 per share. The Series D A Warrants expire on May 3, 2028 and the Series D B Warrants expired on May 3, 2024. All such warrants must be exercised for cash.

On April 8, 2024, the Company entered into an Amendment and Waiver of Exercise Limitations Letter Agreement (the “Letter Agreement”) with Bristol Investment Fund, Ltd. (“Bristol Investment”) to amend certain terms of the Series D A Warrants and Series D B Warrants held by Bristol Investment. Each of the Series D PIPE Warrants held by Bristol Investment is subject to a limitation on exercise if as a result of such exercise or conversion, the holder would own more than 4.99% of the outstanding shares of the Company’s Common Stock, which may be increased by the holder upon written notice to the Company, to any specified percentage not in excess of 9.99% (the “Beneficial Ownership Limitation Ceiling”). The Letter Agreement increases the Beneficial Ownership Limitation Ceiling from 9.99% to 19.99%. Pursuant to the Letter Agreement, Bristol Investment further notified the Company of its intent to immediately increase the Beneficial Ownership Limitation Ceiling to 19.99% and the parties agreed to waive the waiting period with respect to such notice.

No Series D A Warrants were exercised during the three months ended March 31, 2025 or 2024. As of March 31, 2025 and December 31, 2024, Series D A Warrants providing the right to purchase 3,215,761 shares of Common Stock, respectively, were outstanding with a remaining contractual life of 3.1 and 3.3 years, respectively.

During the three months ended March 31, 2024, Series D B Warrants to purchase 743,610 shares of Common Stock were exercised for total proceeds to the Company of $4.5 million. The remaining Series D B Warrants were exercised during the three months ended June 30, 2024, resulting in no outstanding Series D B Warrants as of December 31, 2024 or March 31, 2025.

Series E PIPE Warrants

The Series E PIPE Warrants provide the warrant holders with the right to purchase 8,000,000 shares of Common Stock at an exercise price of $6.00 per share. The Series E A Warrants expire on August 15, 2028 and the Series E B Warrants expired on August 15, 2024. All such warrants must be exercised for cash.

As of March 31, 2025 and December 31, 2024, Series E A Warrants providing the right to purchase 4,000,000 shares of Common Stock with a remaining contractual life of 3.4 and 3.6 years, respectively, were outstanding.

During the year ended December 31, 2024, all of the Series E B Warrants were exercised, resulting in the issuance of 4,000,000 shares of Common Stock, for total proceeds to the Company of $24.0 million, resulting in no outstanding Series E B Warrants as of December 31, 2024 or March 31, 2025.

Exok Warrants

Upon closing of the Merger, the Company consummated the purchase of oil and gas leases from Exok, Inc. (“Exok”), including all of Exok’s right, title, and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data, and records, for $3.0 million (the “Exok Transaction”). On August 15, 2023, Prairie LLC exercised the option it acquired in the Exok Transaction and purchased additional oil and gas leases from Exok, consisting of approximately 25,240 net leasehold acres in, on and under approximately 32,580 gross acres (the “Exok Option Purchase”) for total consideration of $25.3 million. The total consideration consisted of $18.0 million in cash to Exok, which was funded with the Series E PIPE, and equity consideration to certain affiliates of Exok consisting of (i) 670,499 shares of Common Stock, and (ii) warrants providing the right to purchase 670,499 shares of Common Stock at $7.43 per share (the “Exok Warrants”). The Exok Warrants provide the warrant holders with the right to purchase 670,499 shares of Common Stock at an exercise price of $7.43 per share. The Exok Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. On March 31, 2025 and December 31, 2024, Exok Warrants providing the right to purchase 670,499 shares of Common Stock with a remaining contractual life of 3.4 and 3.6 years, respectively, were outstanding.

Subordinated Note Warrants

As discussed in Note 10 – Debt above, pursuant to the terms of the Subordinated Note, the Company issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders. Upon vesting, the Subordinated Note Warrants will be exercisable at any time until September 30, 2029, at an exercise price of $8.89 per warrant, subject to adjustments as provided under the terms of the Subordinated Note Warrants.

The Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Subordinated Note Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of March 31, 2025 and December 31, 2024, the fair value of the Subordinated Note Warrants is $1.7 million and $4.2 million, respectively. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Subordinated Note Warrants.

As of March 31, 2025 and December 31, 2024, Subordinated Note Warrants providing the right to purchase 570,778 shares of Common Stock with a remaining contractual life of 4.5 years and 4.8 years, respectively, had vested and were outstanding.

Series F Preferred Stock Warrants

As discussed in Note 13 – Mezzanine Equity above pursuant to the securities purchase agreement with the Series F Preferred Stockholder, upon the one-year anniversary of the issuance date of the Series F Preferred Stock, if any Series F Preferred Stock is outstanding, and the other conditions set forth in the Series F Certificate of Designation have been satisfied, the Company will issue to the Series F Preferred Stock Warrants to the Series F Preferred Stockholder. The Series F Preferred Stock Warrants allow the Series F Preferred Stockholder to purchase a number of shares of the Company’s Common Stock equal to the quotient of (1) 125% of the Stated Value of all Series F Preferred Stock held on the original issuance date of the Series F Preferred Stock (the “Original Issuance Date”), divided by (2) the average of the 10 daily volume-weighted average per share trading prices of the Company’s Common Stock during the 10 trading days prior to the original issuance date. As of March 31, 2025, no Series F Preferred Stock Warrants were outstanding and exercisable.

If issued, the Series F Preferred Stock Warrants would be immediately exercisable and would expire on the fifth anniversary of the Original Issuance Date. The Series F Preferred Stock Warrants would have an initial exercise price per share equal to 110% of the average of the 10 daily per share volume-weighted average prices of the Common Stock during the 10 trading days prior to the Original Issuance Date. The exercise price and number of shares of Common Stock issuable upon exercise is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders.

The Company has determined that the Series F Preferred Stock Warrants are not considered indexed to the Company’s own stock because the potential number of common shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on March 26, 2026. As such, the Company has determined that the Series F Preferred Stock Warrants should be accounted for as liabilities pursuant to ASC 480. In accordance with ASC 815, the Company has recorded the Series F Preferred Stock Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of March 31, 2025, the fair value of the Series F Preferred Stock Warrants is $22.1 million. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Series F Preferred Stock Warrants.

Note 16 – Long–Term Incentive Compensation

Incentive Award Plan

The Company’s long–term incentive plan for employees, directors, consultants, and other service providers (as amended and restated effective as of September 5, 2024, and as may be further amended from time to time, the “LTIP”) provides for the grant of all or any of the following types of equity–based awards: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSUs”), which may also include performance stock awards (“PSUs”); (vi) stock awards; (vii) dividend equivalents; (viii) other stock–based awards; (ix) cash awards; and (x) substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 7,500,000 shares of the Company’s Common Stock are reserved for issuance pursuant to awards under the LTIP. As of March 31, 2025, 5,698,440 shares are available for grant under the LTIP.

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

Equity–Classified Restricted Stock Units

The Company has granted RSUs to employees which primarily vest ratably over a three-year period beginning on the date the award is granted, subject to the employees’ continued service through each applicable vesting date. The Company has also granted RSUs to directors and advisors which primarily vest one year following the grant date, subject to the director’s or advisor’s continued service through the vesting date. The fair values of these RSU awards are based on the price of the Company’s Common Stock as of each relevant grant date.

The following table presents the Company’s equity–classified RSU activity for the three months ended March 31, 2025:

	Number of RSUs	Weighted Average Fair Value
Unvested units as of December 31, 2024	999,825	$12.18
Vested	(144,915)	$12.80
Forfeitures	(106,638)	$13.91
Unvested units as of March 31, 2025	748,272	$11.27

During the three months ended March 31, 2025 and 2024, the Company recognized stock–based compensation costs of $0.8 million and $2.1 million, respectively, related to its equity–classified RSUs.

As of March 31, 2025, there was $4.6 million of total unrecognized compensation cost related to the Company’s unvested equity–classified RSUs, which is expected to be recognized over a weighted–average period of 1.18 years.

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

The following table presents the Company’s equity–classified PSU activity for the three months ended March 31, 2025:

	Number of PSUs	Weighted Average Fair Value
Unvested units as of December 31, 2024	313,440	$23.10
Forfeitures	(23,602)	$23.10
Unvested units as of March 31, 2025	289,838	$23.10

During the three months ended March 31, 2025, the Company recognized stock–based compensation costs of $0.6 million related to its equity–classified PSUs The Company did not recognize any stock–based compensation costs for its equity–classified PSUs during the three months ended March 31, 2024 because there were no PSUs granted until June 2024.

As of March 31, 2025, there was $4.6 million of total unrecognized compensation cost related to the Company’s unvested equity–classified PSUs, which is expected to be recognized over a weighted–average period of 1.8 years.

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

The following table presents the Company’s liability–classified RSU activity for the three months ended March 31, 2025:

	Number of RSUs	Weighted Average Fair Value
Unvested units as of December 31, 2024	24,366	$12.80
Forfeitures	(3,046)	$8.84
Unvested units as of March 31, 2025	21,322	$12.80

During each of the three months ended March 31, 2025 and 2024, the Company recognized stock–based compensation costs of less than $1.0 million related to its liability–classified RSUs.

As of March 31, 2025, there was less than $1.0 million of total unrecognized compensation cost related to liability–classified RSUs, which is expected to be recognized over a weighted–average period of 0.2 years. The amount of unrecognized compensation cost for liability–classified awards will fluctuate over time as they are marked to market.

Note 17 – Related Party Transactions

Common Stock Options. As described in Note 15 – Common Stock Options and Warrants, upon consummation of the Merger, the Company entered into Option Agreements with each of Gary C. Hanna, Edward Kovalik, Paul L. Kessler, who is a former Director of the Company, and BOKA. Erik Thoresen, a director of the Company, is affiliated with BOKA.

On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital, and Georgina Asset Management entered into a non–compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of the sellers agreed to sell to Georgina Asset Management, non–compensatory options to acquire an aggregate of 200,000 shares of Common Stock for the option purchase. In December 2023, Mr. Hanna assigned all of his remaining options to Gracemont Enterprises LP, an entity controlled by Mr. Hanna. In January 2024, Georgina Asset Management transferred its options to Westwood Financing Holdings LLC pursuant to an assignment. In September 2024, Mr. Kovalik assigned all of his remaining options to Blue Trail Partners, LLC, an entity controlled by Mr. Kovalik.

On September 30, 2024, the Company, BOKA, Rose Hill, Anchorman, and Blackstem entered into a non-compensatory option purchase agreement, pursuant to which each of the Option Purchasers agreed to purchase, and BOKA agreed to sell to the Option Purchasers, Merger Options to acquire an aggregate of 800,000 shares of Common Stock, for an exercise price of $0.25 per share. The Company did not receive any proceeds from the transfer of the Merger Options and the terms of the Option Agreements were not amended or modified in any way in connection with the transfers. Refer to Note 15 – Common Stock Options and Warrants for a further discussion of these options.

Series D PIPE. As described in Note 14 – Stockholders’ Equity, Bristol Investment, an entity affiliated with Paul L. Kessler, who is a former Director of the Company, purchased $1,250,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea Ventures LLC, an entity affiliated with Jonathan H. Gray, a director of the Company, purchased $750,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea International Ltd. (included with First Idea Ventures LLC), an entity affiliated with Jonathan H. Gray, purchased $254,875 of Series D Preferred Stock and Series D PIPE Warrants from another holder. Additionally, the O’Neill Trust, which is the sole Series E PIPE Investor, was also an investor in the Series D PIPE. Refer to Note 14 – Stockholders’ Equity and Note 15 – Common Stock Options and Warrants and for a further discussion of the Series D PIPE.

Series E PIPE. As described in Note 15 – Common Stock Options and Warrants , to fund the Exok Option Purchase, the Company entered into a securities purchase agreement with the Series E PIPE Investor, the O’Neill Trust, on August 15, 2023, pursuant to which the Series E PIPE Investor agreed to purchase, and the Company agreed to sell to the Series E PIPE Investor, for an aggregate of $20.0 million, securities consisting of (i) 39,614 shares of Common Stock, (ii) 20,000 shares of Series E Preferred Stock, and (iii) Series E PIPE Warrants to purchase 8,000,000 shares of Common Stock, each at a price of $6.00 per share, in a private placement. Refer to Note 14 – Stockholders’ Equity and Note 15 – Common Stock Options and Warrants for a further discussion of the Series E PIPE.

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

Note 18 – Subsequent Events

Hedging Program

Following the closing of the Bayswater Acquisition, the Company executed a portfolio of hedges covering approximately 85% of its current daily production, inclusive of volumes from the Bayswater Acquisition assets. These hedges secured prices of $68.27 per barrel and $4.28 per MMBtu through the rest of 2025 and $64.29 per barrel and $4.09 per MMBtu in 2026 through the first quarter of 2028.

Additional Working Interest Acquisition

As discussed above, at the close of the Bayswater Acquisition, the Company deposited $15.0 million into escrow for the Additional Working Interest Acquisition, which is not included in the preliminary purchase price allocation above. The Additional Working Interest Acquisition was completed on April 11, 2025 and the Company will adjust the preliminary allocation of the Bayswater Purchase Price accordingly in the second quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report, as well as our audited consolidated financial statements and related notes and the related “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additionally, refer to “Cautionary Statement Regarding Forward-looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

Overview

We are an independent oil and gas company focused on the acquisition and development of crude oil, natural gas, and NGLs. Our assets and operations are strategically located in the oil region of rural Weld County, Colorado, within the DJ Basin. We believe the DJ Basin to be one of the premier resource plays in the U.S. Weld County boasts some of the lowest break-even prices in the U.S., and has a long production history that has proven and consistent results. The productivity of this resource is demonstrated by the integral role that Weld County holds in Colorado’s energy economy, having produced 82% of Colorado’s oil production as of December 2024. As of December 31, 2024, our E&P assets included approximately 23,740 net leasehold acres in, on and under approximately 37,000 gross acres.

We seek to deliver energy in an environmentally efficient manner by deploying next-generation technology and techniques. In addition to growing production through our drilling operations, we also seek to grow our business through accretive acquisitions, such as the NRO Acquisition (as defined herein), which closed in October 2024, and the Bayswater Acquisition (as defined herein), which closed in March 2025, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation.

Recent Developments

Bayswater Acquisition and Funding Transactions

On February 6, 2025, we and certain of our subsidiaries entered into the Bayswater PSA with Bayswater, pursuant to which we and certain of our subsidiaries agreed to acquire the Bayswater Assets from Bayswater for a purchase price of $602.8 million, subject to certain closing price adjustments.

On March 26, 2025, we amended and restated our Credit Facility Agreement. The Credit Facility is scheduled to mature on March 26, 2029, and the Amended & Restated Credit Agreement provides for a maximum credit commitment of $1.0 billion under the Credit Facility. As of March 31, 2025, the Amended & Restated Credit Agreement had a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million. Further, on March 26, 2025, we issued Common Stock in a public offering, resulting in proceeds of $41.4 million, net of $2.4 million of underwriting discounts and commissions and issued the Series F Preferred Stock, resulting in approximately $139.1 million of net proceeds, after deducting the advisor fees and estimated offering expenses.

We closed the Bayswater Acquisition on March 26, 2025, paying approximately $482.5 million in cash, $15.0 million of which was deposited in escrow pending the completion of the Additional Working Interest Acquisition, which Bayswater acquired and assign to us on April 11, 2025, and issuing 3,656,099 shares of our Common Stock to Bayswater. We funded the cash portion of the Bayswater Purchase Price with cash on hand, the proceeds from the issuance of Common Stock and the issuance of the Series F Preferred and borrowings under our Credit Facility. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of issuance of the Series F Preferred Stock and Credit Facility.

Hedging Program

Following the close of the Bayswater Acquisition, we executed a portfolio of hedges covering approximately 85% of our current daily production, inclusive of volumes from the Bayswater Acquisition assets. These hedges secured prices of $68.27 per barrel and $4.28 per MMBtu through the rest of 2025 and $64.29 per barrel and $4.09 per MMBtu in 2026 through the first quarter of 2028.

Drilling and Completion Activities

On April 1, 2025, we launched the development program at our Rusch Pad development in Weld County, which consists of 11 two-mile lateral wells. We expect drilling operations to be completed early in the second quarter of 2025 and anticipate initial production to come online early in the third quarter of 2025.

On April 28, 2025, we announced our plan to begin completions on nine previously drilled but uncompleted wells acquired in the recent Bayswater Acquisition. Completion activities at the Opal Coalbank pad began in May 2025, and we anticipate these wells to come online by the end of the second quarter of 2025.

Factors Affecting the Comparability of Financial Results

Bayswater Acquisition

As discussed above, we closed the Bayswater Acquisition on March 26, 2025, for total cash consideration $482.5 million in cash, $15.0 million of which was deposited in escrow pending the completion of the Additional Working Interest Acquisition, which Bayswater acquired and assigned to us on April 11, 2025, and we issued the Equity Consideration to Bayswater.

NRO Acquisition

As discussed above, on January 11, 2024, we entered into the NRO Agreement to acquire the Central Weld Assets, located in the DJ Basin in Weld County, Colorado for total consideration of $94.5 million, subject to certain closing price adjustments and other customary closing conditions. Pursuant to the NRO Agreement, we deposited $9.0 million of the NRO Purchase Price into an escrow account on January 11, 2024. On August 15, 2024, we and NRO agreed to amend certain terms of the NRO Agreement, pursuant to which total consideration of the NRO Acquisition was reduced to $84.5 million in cash, subject to certain closing price adjustments and other customary closing conditions. Additionally on August 15, 2024, $6.0 million of the Deposit was released to NRO and the remaining $3.0 million was returned to us.

On October 1, 2024, we closed the NRO Acquisition and paid $49.6 million to NRO in cash, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note. We completed the final settlement with NRO in December 2024, which resulted in a final purchase price of $55.5 million.

Crypto Sale

As previously discussed, we acquired our cryptocurrency mining operations in May 2023, concurrent with the Merger. On January 23, 2024, we sold all of our Mining Equipment for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments, to be paid out of (a) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (b) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest. As of March 31, 2025, we have received $0.5 million of the Deferred Purchase Price.

Commodity Prices

Since oil, natural gas, and NGL prices are the most significant factors impacting our results of operations, continued price variations can have a material impact on our financial results and capital expenditures. In an effort to reduce the impact of price volatility, and in compliance with requirements under our Amended & Restated Credit Agreement, we enter into derivative contracts to economically hedge a portion of our estimated production from our proved, developed, producing oil and natural gas properties against adverse fluctuations in commodity prices. By doing so, we believe we can mitigate, but not eliminate, the potential negative effects of decreases in oil and natural gas prices on our cash flows from operations. However, our hedging activity could reduce our ability to benefit from increases in oil and natural gas prices. Further, we could sustain losses to the extent our oil and natural gas derivative contract prices are lower than market prices and, conversely, we could recognize gains to the extent our oil and natural gas derivative contract prices are higher than market prices. Refer to Results of Operations - Other income and expenses below for a discussion of our recognized gains or losses on derivative contracts.

As of March 31, 2025, we had the following outstanding crude oil and natural gas derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate and NYMEX Henry Hub, respectively:

	Settling April 1, 2025 through December 31, 2025	Settling January 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028
Crude Oil Swaps:
Notional volume (Bbls)	714,342	496,884	223,599	169,839
Weighted average price ($/Bbl)	$66.89	$64.40	$62.70	$61.81
Natural Gas Swaps:
Notional volume (MMBtus)	1,026,999	885,147	626,832	457,368
Weighted average price ($/MMBtu)	$3.46	$3.73	$3.69	$3.49

Results of Operations

Revenue, Production, and Average Realized Price

The following table presents the components of our revenue, production, and average realized sales price for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Revenues (in thousands)
Crude oil sales	$10,788	$—
Natural gas sales	1,223	—
NGL sales	1,579	—
Total revenues	$13,590	$—

Production:
Oil (MBbls)	161.0	—
Natural gas (MMcf)	437.0	—
NGL (MBbls)	61.2	—
Total production (MBoe)	295.0	—

Average sales volumes per day (Boe/d)	3,278	—

Average sales price (excluding effects of derivatives):
Oil (per MBbl)	$67.01	$—
Natural gas (per MMcf)	$2.80	$—
NGL (per MBbl)	$25.80	$—
Average price (per MBoe)	$46.07	$—

Average sales price (including effects of derivatives):
Oil (per MBbl)	$63.78	$—
Natural gas (per MMcf)	$2.20	$—
NGL (per MBbl)	$25.80	$—
Average price (per MBoe)	$43.42	$—

For the three months ended March 31, 2025, the majority of our total production and revenues was attributable to properties acquired in the NRO Acquisition, which closed in October 2024, as well as incremental production and revenue from our recently completed capital projects. Additionally, our total production and revenues for the three months ended March 31, 2025 includes 6 days of revenue from the assets acquired from Bayswater on March 26, 2025. We did not have any production or revenue prior to the NRO Acquisition.

Operating expenses

The following table presents the components of our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per Boe amounts)
Lease operating expenses	$2,012	$—
Gathering, transportation, and processing	907	—
Ad valorem and production taxes	957	—
Depreciation, depletion, and amortization	2,117	—
Accretion of asset retirement obligation	6	—
Exploration expenses	287	442
General and administrative expenses	5,551	7,603
Total operating expenses	$11,837	$8,045

Operating expenses per Boe:
Lease operating expenses	$6.82	NM
Gathering, transportation, and processing	3.07	NM
Ad valorem and production taxes	3.24	NM
Depreciation, depletion, and amortization	7.18	NM
Accretion of asset retirement obligation	0.02	NM
Exploration expenses	0.97	NM
General and administrative expenses	18.82	NM
Total operating expenses	$40.13	NM

NM: A per Boe calculation is not meaningful due to a zero-value denominator.

Lease operating expenses. For the three months ended March 31, 2025, lease operating expenses (“LOE”) increased $2.0 million compared to the same period of 2024. The increase in LOE was primarily driven by increased production as a result of our NRO Acquisition and Bayswater Acquisition, which closed on October 1, 2024 and March 26, 2025, respectively. We did not incur any LOE prior to the closing of the NRO Acquisition on October 1, 2024.

Gathering, transportation, and processing expenses. For the three months ended March 31, 2025, gathering, transportation, and processing expenses increased $0.9 million compared to the same period of 2024. This increase was mostly attributable to increased production driven by our NRO Acquisition and Bayswater Acquisition, which closed on October 1, 2024 and March 26, 2025, respectively. We did not incur any gathering, transportation, and processing expenses prior to the closing of the NRO Acquisition on October 1, 2024.

Ad valorem and production taxes. For the three months ended March 31, 2025, ad valorem and production taxes increased $1.0 million compared to the same period of 2024. The increase in ad valorem and production taxes was mostly driven by increased production as a result of our NRO Acquisition and Bayswater Acquisition, which closed on October 1, 2024 and March 26, 2025, respectively. We did not incur any ad valorem and production taxes prior to the closing of the NRO Acquisition on October 1, 2024.

Depreciation, depletion, and amortization. For the three months ended March 31, 2025, depreciation, depletion, and amortization (“DD&A”) expenses increased $2.1 million compared to the same period of 2024. The increase in DD&A was largely attributable to increased production as a result of our NRO Acquisition and Bayswater Acquisition, which closed on October 1, 2024 and March 26, 2025, respectively. We did not recognize any DD&A related to oil and natural gas properties prior to the closing of the NRO Acquisition on October 1, 2024.

Exploration expenses. For the three months ended March 31, 2025, exploration expenses decreased $0.2 million compared to the three months ended March 31, 2024, primarily driven by decreased delay rental costs incurred on oil and gas leases during period.

General and administrative expenses. For the three months ended March 31, 2025, general and administrative expenses decreased $2.1 million compared to the three months ended March 31, 2024. This decrease was partially driven by decreased stock–based compensation and employee and benefit expenses of $1.2 million recognized during the period and $1.4 million less investor relations costs incurred during the period. These increases were slightly offset with incremental costs for professional services and software of $0.3 million incurred during the three months ended March 31, 2025.

Other expenses

The following table presents the components of our other expenses for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Interest expense	$(1,378)	$—
Loss on derivatives, net	(898)	—
Loss on adjustment to fair value – embedded derivatives, debt, and warrants	(2,164)	—
Interest income and other	70	52
Other expenses	$(4,370)	$52

Interest expense. For the three months ended March 31, 2025, interest expense increased $1.4 million compared to the three months ended March 31, 2024, mostly driven by interest on the Credit Facility incurred during the period. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Credit Facility.

Loss on derivatives, net. For the three months ended March 31, 2025, the loss on derivatives, net was $0.9 million, largely attributable to an $0.8 million unfavourable change in cash settlements during the period, as well as a $0.1 million unfavourable change in the fair value of our open derivative contracts as of March 31, 2025. We did not have any outstanding derivative contracts during the three months ended March 31, 2024; therefore, we did not recognize a loss on derivatives for the period. Refer to Factors Affecting the Comparability of Financial Results – Commodity Prices above for a further discussion of our derivative contracts.

Loss on adjustment to fair value – embedded derivatives, debt, and warrants. We have several financial instruments that are or were previously valued at fair value on a recurring basis; therefore, we recognize the changes in fair value at each remeasurement period as a loss on adjustment to fair value – embedded derivatives, debt, and warrants on our consolidated statements of operations for the period. For the three months ended March 31, 2025, the loss on adjustment to fair value – embedded derivatives, debt, and warrants reflects losses on fair value of $5.5 million for the Senior Convertible Note and $0.1 million for the Subordinated Note which were partially offset by gains on fair value of $2.4 million for the Subordinated Note Warrants, $0.8 million for the SEPA, and $0.1 million for the Series F Preferred Stock embedded derivatives recognized during the period. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the SEPA, the Senior Convertible Note, the Subordinated Note, and the Series F Preferred Stock embedded derivatives.

Discontinued operations

The following table presents the components of our net loss from discontinued operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cryptocurrency mining revenue	$—	$193
Cryptocurrency mining costs	—	(55)
Depreciation and amortization	—	(102)
Impairment of cryptocurrency mining equipment	—	—
Loss from sale of cryptocurrency mining equipment	—	(1,081)
Loss from discontinued operations before income taxes	—	(1,044)
Provision for income taxes	—	—
Net loss from discontinued operations	$—	$(1,044)

For the three months ended March 31, 2025, the net loss from discontinued operations decreased $1.0 million compared to the three months ended March 31, 2024. As discussed above, we completed the Crypto Sale in January 2024; therefore, we only had cryptocurrency mining revenue or related expenses during a portion of the three months ended March 31, 2024. However, we recognized a $1.1 million loss on the sale of cryptocurrency mining equipment. Refer to Factors Affecting the Comparability of Financial Results – Crypto Sale above for a further discussion of the Crypto Sale.

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

Adjusted EBITDA is derived from net loss from continuing operations and is adjusted for income tax expense, depreciation, depletion, and amortization, accretion of asset retirement obligations, non-cash stock-based compensation, interest expense (income), net, non-cash loss on issuance of debt, non-cash loss on adjustment to fair value – embedded derivatives, debt, and warrants, and loss on unrealized derivatives, all as applicable. We adjust net loss from continuing operations for the items listed above to arrive at Adjusted EBITDA because these amounts can vary substantially between periods and companies within our industry depending upon accounting methods, book values of assets, capital structures, and the method by which assets were acquired. Adjusted EBITDA has limitations as an analytical tool, including that it excludes certain items that affect our reported financial results. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income calculated in accordance with GAAP or as an indicator of our operating performance or liquidity. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table presents the reconciliation of Net loss from continuing operations to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net loss from continuing operations reconciliation to Adjusted EBITDA:
Net loss from continuing operations	$(2,617)	$(7,993)
Adjustments:
Depreciation, depletion, and amortization	2,117	—
Accretion of asset retirement obligations	6	—
Non-cash stock-based compensation	1,324	1,324
Interest expense (income), net	1,308	(52)
Non-cash loss on adjustment to fair value – embedded derivatives, debt, and warrants (1)	2,164	—
Loss on derivatives, net	898	—
Income tax expense	—	—
Adjusted EBITDA	$5,200	$(6,721)

(1)	Reflects the changes in the fair values of the financial instruments for which we’ve elected to value at fair value on a recurring basis and the Series F Preferred Stock embedded derivatives. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion.

Liquidity and Capital Resources

Overview

Our E&P activities will require us to make significant operating and capital expenditures. In 2024, our primary sources of liquidity were proceeds from the issuances of Common Stock, the Senior Convertible Note, and the Subordinated Note, which were primarily used to fund the NRO Acquisition in October 2024. Additionally, in December 2024, our Form S-3 registration statement became effective and we entered into a reserve-based Credit Facility with Citi.

Additionally, as discussed above, on March 26, 2025, we amended and restated our Credit Facility, which now has a maximum credit commitment of $1.0 billion and is scheduled to mature on March 26, 2029. As of March 31, 2025, the Amended & Restated Credit Agreement had a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million. Further, we issued Common Stock in a public offering, resulting in proceeds of $41.4 million, net of $2.4 million of underwriting discounts and commissions and issued the Series F Preferred Stock, resulting in approximately $139.1 million of net proceeds, after deducting the advisor fees and estimated offering expenses. We used cash on hand, the proceeds from the Common Stock and Series F Preferred Stock issuances, and borrowings under the Amended & Restated Credit Agreement to close the Bayswater Acquisition on March 26, 2025, paying Bayswater approximately $482.5 million in cash, $15.0 million of which was deposited in escrow pending our acquisition of the Additional Working Interest, which closed on April 11, 2025, and issuing 3,656,099 shares of Common Stock to Bayswater.

Management expects that our cash balance, expected revenues from the producing Bayswater wells, and liquidity available under the Amended & Restated Credit Agreement and potential offerings under our effective Form S-3 registration statement will be sufficient to fund our development program and operations.

Our development program is dependent upon our cash flow from operations generated from our assets and our ability to obtain additional financing through our Credit Facility. Additionally, we could obtain additional financing through public and private capital markets; however, the availability of additional capital would be subject to numerous factors outside of our control including prices of oil and natural gas and the overall health of the U.S. and global economic environments. There can be no assurance that we will be able to obtain such additional capital. The amount and allocation of future capital expenditures will depend upon a number of factors, including the amount and timing of cash flows from operations, investing and financing activities, and the timing and cost of additional capital sources.

We currently plan to be the operator on substantially all of our acreage. As a result, we anticipate that the timing and level of our capital spending will largely be discretionary and within our control. We could choose to defer a portion of our planned capital expenditures depending on a variety of factors, including, but not limited to, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs, the level of participation by other working interest owners, the success of our drilling activities, prevailing and anticipated prices for oil, natural gas, and NGLs, and the availability of necessary equipment, infrastructure and capital.

Working Capital

We define working capital as current assets less current liabilities. As of March 31, 2025, we had a working capital deficit of $54.7 million and cash and cash equivalents of $15.0 million and as December 31, 2024, we had a working capital deficit of $44.7 million and cash and cash equivalents of $5.2 million.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities	$16,932	$(3,324)
Net cash used in investing activities	(528,431)	(10,127)
Net cash provided by financing activities	521,279	4,462
Net increase (decrease) in cash and cash equivalents	9,780	(8,989)

Cash and cash equivalents, beginning of the year	5,192	13,037
Cash and cash equivalents, end of the year	$14,972	$4,048

Operating activities. Net cash provided by operating activities totaled $16.9 million during the three months ended March 31, 2025 and net cash used in operating activities totaled $3.3 million during the three months ended March 31, 2024, respectively. The $20.6 million increase in our net cash used in operating activities was largely due to an increase in revenue recognized during the current period, partially offset by increased operating costs during the three months ended March 31, 2025.

Investing activities. Net cash used in investing activities totaled $528.4 million and $10.1 million during the three months ended March 31, 2025 and 2024, respectively. The $518.3 million increase in our net cash used in investing activities was largely driven by cash paid for the Bayswater Acquisition of $489.6 million, $15.0 million of which was deposited in escrow pending the completion of the Additional Working Interest Acquisition, which closed on April 11, 2025. Additionally, our expenditure for the development of oil and natural gas properties increased $37.0 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Financing activities. Net cash provided by financing activities totaled $521.3 million for the three months ended March 31, 2025, driven by $43.8 million from the issuance of Common Stock, net of related issuance costs of $3.1 million, $148.3 million from the issuance of the Series F Preferred Stock, net of related issuance costs of $1.2 million, $349.0 million from borrowings under the Credit Facility, net of related issuance costs of $12.5 million, and $0.6 million of cash received for option exercises during the period. These increases were slightly offset with a $3.2 million repayment of the Subordinated Note. Net cash provided by financing activities totaled $4.5 million for the three months ended March 31, 2024, which was fully comprised of the proceeds from the exercise of Series D B Warrants.

Significant Sources of Liquidity

Credit Facility. On December 16, 2024, we, as borrower, entered into the Credit Facility Agreement with Citi, as administrative agent and the financial institution party. The Credit Facility is guaranteed by all of our restricted subsidiaries and is secured by a first-priority security interest on substantially all of our oil and natural gas properties and substantially all of our personal property assets, subject to customary exceptions. On February 3, 2025, we entered into the First Amendment to the Credit Facility Agreement, which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million.

On March 26, 2025, we entered into the Amended & Restated Credit Agreement with Citi, as administrative agent, and the financial institutions party thereto, pursuant to which the Credit Facility Agreement was amended and restated. The Credit Facility is scheduled to mature on March 26, 2029, and the Amended & Restated Credit Agreement provides for a maximum credit commitment of $1.0 billion under the Credit Facility. As of March 31, 2025, the Amended & Restated Credit Agreement had a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million. The Amended & Restated Credit Agreement includes a $47.5 million sublimit for the issuance of letters of credit. The borrowing base is subject to semi-annual redeterminations based upon the value of our oil and gas properties as determined in a reserve report dated as of January and July of each year, subject to certain interim redeterminations.

We are subject to certain financial covenants and customary restrictive covenants under the Credit Facility. The financial covenants require us to maintain, for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025, a Net Leverage Ratio (as defined in the Amended & Restated Credit Agreement) of no greater than 3.00 to 1.00 and a Current Ratio (as defined in the Amended & Restated Credit Agreement) of at least 1.00 to 1.00.

As of March 31, 2025 and December 31, 2024, we had $377.0 million and $28.0 million, respectively, of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $98.0 million and $7.2 million, respectively, of availability for future borrowings and letters of credit. Additionally, as of March 31, 2025 and December 31, 2024, we have $14.1 million and $1.7 million, respectively, of unamortized deferred financing costs associated with our Credit Facility, which is presented in as a non-current asset on the consolidated balance sheet. These costs will be amortized to interest expense on the accompanying statements of operations on a straight-line basis over the life of the Credit Facility.

Standby Equity Purchase Agreement. On September 30, 2024, we entered into the SEPA with Yorkville, whereby, subject to certain conditions, we have the right, but not the obligation, to sell to Yorkville up to $40.0 million shares of Common Stock, at any time and in an amount as specified in the applicable Advance Notice, during the commitment period commencing on the SEPA Effective Date and terminating on September 30, 2026. Each Advance by us under the SEPA is subject to a maximum limit equal to 100% of the aggregate volume traded of our Common Stock on the Nasdaq Stock Market during the five trading days immediately prior to the date of the Advance Notice. The shares will be issued and sold to Yorkville at a per share price equal to 97% of the lowest daily volume weighted average price of Common Stock for three consecutive trading days commencing on the trading day immediately following Yorkville’s receipt of an Advance Notice. On September 30, 2024, pursuant to the SEPA, we paid Yorkville a structuring fee of $25,000 and a Commitment Fee by issuing Yorkville 100,000 shares of Common Stock.

Our right to sell shares to Yorkville under the SEPA was contingent upon us having an effective registration statement, with respect to the shares issuable pursuant to or in connection with the SEPA, which was declared effective by the SEC on December 20, 2024 and upon the conversion of the Senior Convertible Note. In December 2024, and in conjunction with the Credit Facility Agreement, we made a $3.7 million payment on the Senior Convertible Note, resulting in a principal balance of $11.3 million as of December 31, 2024. Additionally, during the three months ended March 31, 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock. Pursuant to the SEPA, we may issue up to a total of 4,198,343 shares of Common Stock within the cap of 19.99% of our issued and outstanding Common Stock as of the SEPA Effective Date through Advances under the SEPA, upon conversion of the Senior Convertible Note or through any other issuances of Common Stock thereunder.

We have determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. As of December 31, 2024, we have recorded the SEPA at its fair value of $0.8 million and recorded the corresponding $0.8 million loss on adjustment to fair value – embedded derivatives, debt, and warrants on our consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2024.

Pursuant to the Series F Preferred Stock Certificate of Designation, we may only request an Advance Notice on the SEPA if the Series F Preferred Stock is fully converted or redeemed. As such, we have determined that the fair value of the SEPA as of March 31, 2025 is $0, which resulted in corresponding loss on adjustment to fair value – embedded derivatives, debt, and warrants of $0.8 million on our consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2025

Senior Convertible Note. On September 30, 2024, Yorkville advanced the Pre-Paid Advance of $15.0 million to us, and we issued the Senior Convertible Note to Yorkville, with an interest rate of 8.00% and a maturity date of September 30, 2025. Yorkville had the option to convert the Pre-Paid Advance into shares of Common Stock at any time at the conversion price (as defined in the Senior Convertible Note agreement). We had the option to, at any time, redeem all or a portion of the amounts outstanding under the Senior Convertible Note at 105% of the principal amount thereof, plus accrued and unpaid interest. Additionally, had the option to convert the Pre-Paid Advance into shares of Common Stock at any time at the conversion price (as defined in the Senior Convertible Note agreement), however, a conversion requested by us would not result in us receiving cash but instead would be applied towards reducing the outstanding balance of the Senior Convertible Note.

On the issuance date, we determined that certain features of the Senior Convertible Note required bifurcation and separate accounting as embedded derivatives and had elected the fair value option to account for the Senior Convertible Note; therefore, in accordance with ASC 815, we recorded the Senior Convertible Note at fair value.

In December 2024, and in conjunction with the Credit Facility Agreement, we made a $3.7 million payment on the Senior Convertible Note, resulting in a principal balance of $11.3 million as of December 31, 2024. However, due to the election of the fair value option, we reported the Senior Convertible Note at its fair value of $12.6 million on our consolidated balance sheet as of December 31, 2024.

During the three months ended March 31, 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock, resulting in a principal balance of $0 as of March 31, 2025. As a result, we recognized loss on adjustment to fair value – embedded derivatives, debt, and warrants of $5.5 million on our consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2025.

Subordinated Promissory Note and Subordinated Note Warrants. On September 30, 2024, we entered into the Subordinated Note with the Noteholders, First Idea Ventures LLC and The Hideaway Entertainment LLC, in a principal amount of $5.0 million, with a maturity of December 31, 2025. The Noteholders are entities controlled by Jonathan H. Gray, who is a director of the Company, therefore the Subordinated Note and Subordinated Note Warrants are presented as related-party on our consolidated balance sheets as of March 31, 2025 and December 31, 2024. The Subordinated Note has an interest rate of 10.00% and the Noteholders are entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. In December 2024, and in conjunction with the Credit Facility Agreement, we made a $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024.

Pursuant to the terms of the Subordinated Note, we issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, which vest in tranches based on the date of repayment of the Subordinated Note. As of March 31, 2025 and December 31, 2024, Subordinated Note Warrants providing the right to purchase 570,778 shares of Common Stock had vested and were outstanding.

At the time of issuance, we determined that certain features of the Subordinated Note and the Subordinated Note Warrants required bifurcation and separate accounting as embedded derivatives and elected the fair value option to account for the Subordinated Note and the Subordinated Note Warrants; therefore, in accordance with ASC 815, we recorded the Subordinated Note and the Subordinated Note Warrants at fair value and remeasured the fair value each reporting period with changes in fair value recognized in earnings. As of December 31, 2024, the fair value of the Subordinated Note was $4.6 million.

On March 26, 2025, in connection with the closing and financing of the Bayswater Acquisition, we paid $3.2 million of the outstanding balance under the Subordinated Note. Pursuant to the terms of the payoff letter, we and the Noteholders agreed that the remaining $1.5 million outstanding Subordinated Note balance would be converted to principal, will accrue interest at a rate of 15% of per annum, and all principal and other amounts owed (other than interest) pursuant to the Subordinated Note will not be redeemable for any reason so long as the any Series F Preferred Stock remains outstanding. Therefore, we have determined that changes to the Subordinated Note included in the payoff letter qualify as an extinguishment of debt and therefore elected to forgo the previous fair value option election. As such, we now present the Subordinated Note at its face value of $1.5 million as of March 31, 2025.

Series F Preferred Stock and Series F Preferred Stock Warrants. On March 24, 2025, we entered into a securities purchase agreement with the Series F Preferred Stockholder, pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a Stated Value of $1,000 per share, convertible into shares of Common Stock and (ii) upon the one-year anniversary of the issue date of the Series F Preferred Stock, subject to the satisfaction of certain conditions, the Series F Preferred Stock Warrants to purchase shares of common stock. The Series F Preferred Offering closed on March 26, 2025, and we received approximately $139.1 million of net proceeds, after deducting advisor fees and estimated offering expenses payable. We used the proceeds from the Series F Preferred Offering to fund a portion of the Bayswater Acquisition, which closed on March 26, 2025.

The Series F Preferred Stockholder is entitled to receive, on a cumulative basis, dividends on each share of Series F Preferred Stock at a rate per annum equal to 12%, payable in cash on March 1, June 1, September 1 and December 1 of each calendar year, beginning on June 1, 2025. Alternatively, according to the Series F Certificate of Designation, we may elect to pay the dividends entirely or partially in shares of Common Stock. Additionally, the Series F Certificate of Designation states that six months after the anniversary date of the maturity of our Amended & Restated Credit Agreement the dividend rate will increase to 25%.

The Series F Preferred Stockholder may convert all or a portion its shares of Series F Preferred Stock into shares of Common Stock at any time at a Standard Conversion rate of 202.0202 shares of Common Stock per share of Series F Preferred Stock, subject to certain adjustments as described in the Series F Certificate of Designation. The Series F Preferred Stockholder also has the option to convert all or a portion of its shares of Series F Preferred Stock using an Alternative Conversion Rate (as defined in the Series F Certificate of Designation) in lieu of the conversion rate, subject to an Alternative Conversion Cap (as defined in the Series F Certificate of Designation) for each quarter. During the three months ended March 31, 2025, 1,000 shares of Series F Preferred Stock were converted into 252,000 shares of Common Stock using the Alternative Conversion.

We have determined that the Series F Preferred Stock should be classified in mezzanine equity because it is currently redeemable at the Holder’s option. Additionally, we determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives and that the Series F Preferred Stock Warrants should be accounted for as liabilities because they are not considered indexed to our stock since the potential number of common shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on March 26, 2026. In accordance with ASC 815, we recorded a liability of $19.4 million for the fair value of the Series F Preferred Stock embedded derivatives and a liability of $22.1 million for the fair value of the Series F Preferred Stock. As a result, on March 26, 2025, we recognized the Series F Preferred Stock in mezzanine equity based on its relative fair value of $98.8 million, after allocating $41.5 million of the proceeds to the embedded derivative features and the Series F Preferred Stock Warrants. Additionally, we recorded $8.1 million of issuance costs as a reduction to the allocated proceeds. As of March 31, 2025, in accordance with ASC 480, we adjusted the Series F Preferred Stock to reflect its maximum redemption amount of $188.3 million, resulting in a deemed dividend of $90.2 million, which is presented on the consolidated statement of operations for the three months ended March 31, 2025

Liquidity Analysis

For the three months ended March 31, 2025, we had a net loss of $2.6 million. We cannot predict if or when we will be profitable, and we may continue to incur losses for an indeterminate period of time. Additionally, we may be unable to achieve or sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent us from successfully operating and expanding our business. As of March 31, 2025, we had cash and cash equivalents of $15.0 million, a working capital deficit of $54.7 million, and an accumulated deficit of $122.4 million.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether we can meet our obligations, have adequate liquidity to operate, and maintain compliance with the applicable financial covenants of our Amended & Restated Credit Agreement, as discussed above. Significant assumptions used in our forecasted model of liquidity in the next 12 months include our current cash position and our ability to manage spending. Based on an assessment of these factors, management expects that our cash balance, expected revenues from our existing producing wells and newly producing Shelduck wells, and liquidity available under the Credit Facility and potential offerings under our effective Form S-3 registration statement will be sufficient to meet our obligations over the next 12 months and fulfill the financial covenant requirements under our Amended & Restated Credit Agreement, as discussed above.

Since entering into the Amended & Restated Credit Agreement in March 2025 and with our Form S-3 registration statement becoming effective in December 2024, we have the ability to access funds to meet our working capital needs. Our ability to borrow under our Amended & Restated Credit Agreement does not require action on the part of management, other than requesting the borrowing. Additionally, as of March 31, 2025, we have availability of $98.0 million under the Credit Facility, which is less or equal to our liquidity needs; therefore, substantial doubt about our ability to continue as a going concern does not exist.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the accompanying condensed consolidated financial statements. These financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reports for assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Management believes its estimates and assumptions to be reasonable under these circumstances. Certain estimates and assumptions are inherently unpredictable and actual results could differ from those estimates. We have provided a full discussion of our significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in our 2024 Annual Report on Form 10–K for the fiscal year ended December 31, 2024. We have not changed any of our significant accounting policies, estimates, or judgements during the three months ended March 31, 2025.

Off–Balance Sheet Arrangements

We do not have any off–balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10–Q. For purposes of this section, the term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025 our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any material legal proceedings or other proceedings described in Item 303 of Regulation S-K promulgated under the Securities Act.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, we refer you to Item 1A. “Risk Factors” of our Annual Report on Form 10–K for the fiscal year ended December 31, 2024. As of the date of this Quarterly Report on Form 10–Q, there have been no material changes in the risk factors disclosed in our filings listed above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2025, that were not otherwise disclosed in a Current Report on Form 8–K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non–Rule 10b5–1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S–K.

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
3.7

Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2025).

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
4.7

Form of Warrant to Purchase Shares of Common Stock of Prairie Operating Co. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2025).

10.1	Securities Purchase Agreement, dated as of August 15, 2023, by and between Prairie Operating Co. and Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.2 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.2	Registration Rights Agreement, dated as of August 15, 2023, by and among Prairie Operating Co. and the holders thereto (incorporated by reference to Exhibit 10.3 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.3+	Deed of Trust, Mortgage, Assignment of As-Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated as of August 15, 2023, from Prairie Operating Co., as mortgagor, to Gregory O’Neill, as trustee, for the benefit of Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.4 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.4	Non-Compensatory Option Purchase Agreement, dated as of August 30, 2023, by and among Prairie Operating Co., Gary C. Hanna, Edward Kovalik, Bristol Capital, LLC and Georgina Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2023).
10.5#	Amended & Restated Prairie Operating Co. Long-Term Incentive Plan, effective as of August 25, 2023 (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.6#	Form of Restricted Stock Unit Award Agreement (for Non-Employee Directors and Consultants) (incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.7#	Form of Restricted Stock Unit Award Agreement (for Employees) (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.8#	Form of Amended and Restated Employment Agreement (President and CEO) (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.9#	Form of Amended and Restated Employment Agreement (Other Executive Officers) (incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.10	Master Services Agreement and Order Form, dated February 16, 2023, by and between Atlas Power Hosting, LLC and Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).
10.11+	Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among Prairie Operating Co., LLC, Exok, Inc. and Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).

10.12+	Support Agreement (Series B Preferred Stock), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.13+	Form of Support Agreement (Series C Preferred Stock) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.14+	Support Agreement (Senior Secured Convertible Debenture), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.15+	Support Agreement (Senior Secured Convertible Debenture and Series A Preferred Stock), dated as of May 3, 2023, by and among Creek Road Miners, Inc., Barlock 2019 Fund, LP, Scott D. Kaufman and American Natural Energy Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.16	Purchase and Sale Agreement, dated as of February 6, 2025, by and between Prairie Operating Co., Otter Holdings, LLC, Prairie SWD Co., LLC, Prairie Gathering I, LLC, Bayswater Resources LLC, Bayswater Fund III-A, LLC, Bayswater Fund III-B, LLC, Bayswater Fund IV-A, LP, Bayswater Fund IV-B, LP, Bayswater Fund IV-Annex, LP and Bayswater Exploration & Production, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2025).
10.17	Amendment to Purchase and Sale Agreement, dated as of March 14, 2025, by and among Prairie Operating Co., Otter Holdings, LLC, Prairie SWD Co., LLC., Prairie Gathering I, LLC, Bayswater Resources LLC, Bayswater Fund III-A, LLC, Bayswater Fund III-B, LLC, Bayswater Fund IV-A, LP, Bayswater Fund IV-B, LP, Bayswater Fund IV-Annex, LP and Bayswater & Production, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 17, 2025).
10.18+	Securities Purchase Agreement, dated as of March 24, 2025, by and among Prairie Operating Co. and each of the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2025).
10.19	Amended and Restated Credit Agreement, dated as of March 26, 2025, by and among Prairie Operating Co., Citibank, N.A and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2025).
10.20	Registration Rights Agreement, dated as of March 26, 2025, by and between Prairie Operating Co. and Bayswater Resources LLC, Bayswater Fund III-A, LLC, Bayswater Fund III-B, LLC, Bayswater Fund IV-A, LP, Bayswater Fund IV-B, LP, Bayswater Fund IV-Annex, LP and Bayswater Exploration & Production, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2025).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (Rule 13a–14(a) or Rule 15d–14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (Rule 13a–14(a) or Rule 15d–14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S–K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAIRIE OPERATING CO.

	By:	/s/ Edward Kovalik
Edward Kovalik
Date: May 15, 2025		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gregory S. Patton
Gregory S. Patton
Date: May 15, 2025		Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

