Form 10-Q
period 2025-06-30
Prairie Operating Co.
filed 2025-08-12
CIK 1162896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

(713) 766-1200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 8, 2025
Common Stock, $0.01 par value	50,277,744

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	estimates of our oil, natural gas, and natural gas liquids (“NGLs”) reserves;
●	drilling prospects, inventories, projects, and programs;
●	estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production;
●	financial strategy, liquidity, and capital required for our development program and other capital expenditures;
●	the availability and adequacy of cash flow to meet our requirements;
●	the availability of additional capital for our operations;
●	changes in our business and growth strategy, including our ability to successfully operate and expand our business;
●	our financial performance following the Bayswater Acquisition (as defined below), the NRO Acquisition (as defined below), and the other transactions described in this Quarterly Report on Form 10-Q;
●	our integration of acquisitions, including the Bayswater Acquisition;
●	changes or developments in applicable laws or regulations, including with respect to taxes; and
●	actions taken or not taken by third-parties, including our contractors and competitors.

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

3

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,653	$5,192
Accounts receivable:
Oil, natural gas, and NGL revenue	46,723	3,024
Joint interest and other	8,122	9,275
Acquisition receivable	14,685	—
Derivative assets	12,713	—
Inventory	3,415	5
Prepaid expenses and other current assets	654	312
Note receivable	435	494
Total current assets	97,400	18,302

Property and equipment:
Oil and natural gas properties, successful efforts method of accounting including $91,868 and $70,462 excluded from amortization as of June 30, 2025 and December 31, 2024, respectively	731,778	134,953
Other	21,277	94
Less: Accumulated depreciation, depletion, and amortization	(14,742)	(427)
Total property and equipment, net	738,313	134,620
Derivative assets	5,981	—
Debt issuance costs, net	14,461	1,731
Operating lease assets	1,844	1,323
Other non–current assets	541	578
Total assets	$858,540	$156,554

Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$79,389	$38,225
Ad valorem and production taxes payable	35,538	7,094
Oil, natural gas, and NGL revenue payable	45,823	2,366
Senior convertible note, at fair value	—	12,555
Derivative liabilities	—	2,446
Operating lease liabilities	888	323
Total current liabilities	161,638	63,009

Long–term liabilities:
Credit facility	387,000	28,000
Subordinated note – related party	1,458	4,609
Subordinated note warrants, at fair value – related party	538	4,159
Series F convertible preferred stock embedded derivatives, at fair value	1,130	—
Series F convertible preferred stock warrants, at fair value	43,718	—
SEPA, at fair value	—	790
Derivative liabilities	—	1,949
Asset retirement obligation	2,672	227
Operating lease liabilities	1,063	1,043
Other long-term liabilities	560	—
Total long–term liabilities	438,139	40,777
Total liabilities	599,777	103,786

Commitments and contingencies (Note 12)

Mezzanine equity:
Series F convertible preferred stock; $0.01 par value; 50,000,000 shares authorized, and 145,000 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	164,590	—

Stockholders’ equity:
Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized, and 5,982 and 14,457 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock; $0.01 par value; 500,000,000 shares authorized, and 45,618,567 and 23,045,209 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	456	230
Treasury stock, at cost; 57,245 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	(418)	—
Additional paid–in capital	180,835	172,304
Accumulated deficit	(86,700)	(119,766)
Total stockholders’ equity	94,173	52,768
Total liabilities, mezzanine equity, and stockholders’ equity	$858,540	$156,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Crude oil sales	$57,941	$—	$68,729	$—
Natural gas sales	6,084	—	6,533	—
NGL sales	4,075	—	5,653	—
Total revenues	68,100	—	80,915	—

Operating expenses:
Lease operating expenses	11,348	—	13,361	—
Gathering, transportation, and processing expenses	2,234	—	2,367	—
Ad valorem and production taxes	6,416	—	7,374	—
Depreciation, depletion, and amortization	12,199	—	14,315	—
Accretion of asset retirement obligation	66	—	71	—
Exploration expenses	458	57	745	498
General and administrative expenses	16,443	8,512	21,995	16,115
Total operating expenses	49,164	8,569	60,228	16,613
Income (loss) from operations	18,936	(8,569)	20,687	(16,613)

Other income (expenses):
Interest expense	(9,124)	—	(10,502)	—
Realized gain on derivatives	4,944	—	4,162	—
Unrealized gain on derivatives	23,206	—	23,090	—
Loss on adjustment to fair value – embedded derivatives, debt, and warrants	(2,373)	—	(4,537)	—
Interest income and other	94	55	166	107
Total other income (expenses)	16,747	55	12,379	107

Income (loss) from operations before provision for income taxes	35,683	(8,514)	33,066	(16,506)
Provision for income taxes	—	—	—	—
Net income (loss) from continuing operations	35,683	(8,514)	33,066	(16,506)

Discontinued operations
Loss from discontinued operations, net of taxes	—	—	—	(1,045)
Net loss from discontinued operations	—	—	—	(1,045)
Net income (loss) attributable to Prairie Operating Co.	35,683	(8,514)	33,066	(17,551)
Series F preferred stock declared dividends	(3,289)	—	(3,289)	—
Series F preferred stock undeclared dividends	(1,402)	—	(1,647)	—
Remeasurement of Series F preferred stock	17,511	—	(73,101)	—
Net income (loss) attributable to Prairie Operating Co. common stockholders	$48,503	$(8,514)	$(44,971)	$(17,551)

Earnings (loss) per common share
Basic earnings (loss) per share	$1.04	$(3.49)	$(1.27)	$(1.60)
Diluted earnings (loss) per share	$0.18	$(3.49)	$(1.27)	$(1.60)
Weighted average common shares outstanding
Basic	44,063,281	12,000,568	35,477,691	11,002,778
Diluted	198,365,207	12,000,568	35,477,691	11,002,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Series D Preferred Stock Par value $0.01		Common Stock Par value $0.01		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
January 1, 2025 balance	14,457	$—	23,045,209	$230	—	$—	$172,304	$(119,766)	$52,768
Conversion of Series D Preferred Stock	(8,475)	—	1,695,000	17	—	—	(17)	—	—
Conversion of Series F Preferred Stock	—	—	252,000	3	—	—	1,348	—	1,351
Issuance of Common Stock upon option exercise	—	—	2,333,334	23	—	—	560	—	583
Issuance of Common Stock upon Senior Convertible Note conversion	—	—	2,118,862	21	—	—	18,143	—	18,164
Issuance of Common Stock to fund Bayswater Acquisition, net of issuance costs	—	—	9,736,904	97	—	—	37,565	—	37,662
Issuance of common stock to seller as part of Bayswater Acquisition	—	—	3,656,099	37	—	—	15,963	—	16,000
Issuance of Common Stock related to stock–based compensation	—	—	144,915	1	—	—	(1)	—	—
Purchase of treasury stock	—	—	(40,196)	—	40,196	(336)	—	—	(336)
Stock–based compensation	—	—	—	—	—	—	1,324	—	1,324
Series F Preferred Stock undeclared dividend	—	—	—	—	—	—	(245)	—	(245)
Series F Preferred Stock deemed dividend	—	—	—	—	—	—	(90,612)	—	(90,612)
Net loss	—	—	—	—	—	—	—	(2,617)	(2,617)
March 31, 2025 balance	5,982	—	42,942,127	429	40,196	(336)	156,332	(122,383)	34,042
Conversion of Series F Preferred Stock	—	—	774,000	8	—	—	3,413	—	3,421
Issuance of Common Stock for Series F Preferred Stock dividends	—	—	1,305,000	13	—	—	3,276	—	3,289
Issuance of Common Stock upon option exercise	—	—	483,870	5	—	—	45	—	50
Issuance of Common Stock related to stock–based compensation	—	—	130,619	1	—	—	(1)	—	—
Purchase of treasury stock	—	—	(17,049)	—	17,049	(82)	—	—	(82)
Stock–based compensation	—	—	—	—	—	—	2,398	—	2,398
Adjustment to prior common stock issuance costs	—	—	—	—	—	—	2,552	—	2,552
Series F Preferred Stock declared dividend	—	—	—	—	—	—	(3,289)	—	(3,289)
Series F Preferred Stock undeclared dividend	—	—	—	—	—	—	(1,402)	—	(1,402)
Remeasurement of Series F preferred stock	—	—	—	—	—	—	17,511	—	17,511
Net income	—	—	—	—	—	—	—	35,683	35,683
June 30, 2025 balance	5,982	$—	45,618,567	$456	57,245	$(418)	$180,835	$(86,700)	$94,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Series D Preferred Stock Par value $0.01		Series E Preferred Stock Par value $0.01		Common Stock Par value $0.01		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
January 1, 2024 balance	20,627	$—	20,000	$—	9,826,719	$98	$118,928	$(78,854)	$40,172
Conversion of Series D Preferred Stock	(1,225)	—	—	—	245,000	2	(2)	—	—
Issuance of Common Stock upon warrant exercise	—	—	—	—	743,610	7	4,454	—	4,461
Stock–based compensation	—	—	—	—	—	—	2,067	—	2,067
Net loss	—	—	—	—	—	—	—	(9,037)	(9,037)
March 31, 2024 balance	19,402	—	20,000	—	10,815,329	107	125,447	(87,891)	37,663
Conversion of Series D Preferred Stock	(2,895)	—	—	—	579,090	6	(6)	—	—
Issuance of Common Stock upon warrant exercise	—	—	—	—	836,130	8	5,008	—	5,016
Issuance of Common Stock related to stock–based compensation	—	—	—	—	334,312	3	(3)	—	—
Stock–based compensation	—	—	—	—	—	—	1,384	—	1,384
Net loss	—	—	—	—	—	—	—	(8,514)	(8,514)
June 30, 2024 balance	16,507	$—	20,000	$—	12,564,861	$124	$131,830	$(96,405)	$35,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss) from continuing operations	$33,066	$(16,506)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock–based compensation	3,722	3,451
Depreciation, depletion, and amortization	14,315	—
Unrealized gain on derivatives	(23,090)	—
Loss on adjustment to fair value – embedded derivatives, debt, and warrants	4,537	—
Amortization and expensing of deferred financing costs	2,940	—
Accretion of asset retirement obligation	71	—
Changes in operating assets and liabilities:
Accounts receivable	(42,546)	—
Prepaid expenses and other current assets	(342)	(78)
Inventory	(3,410)	—
Accounts payable and accrued expenses	16,401	5,844
Ad valorem and production taxes payable	1,319	—
Oil, natural gas, and NGL revenue payable	2,676	—
Other assets and liabilities	63	(1,619)
Net cash provided by (used in) continuing operating activities	9,722	(8,908)
Net cash provided by discontinued operations	—	460
Net cash provided by (used in) operating activities	9,722	(8,448)

Cash flows from investing activities:
Cash paid for Bayswater asset purchase	(467,461)	—
Deposit for Nickel Road asset purchase	—	(9,000)
Transaction expenses paid related to Nickel Road asset purchase	—	(100)
Development of oil and natural gas properties	(53,973)	(3,927)
Cash paid for leasehold property purchases	(950)	—
Cash received from payment on note receivable related to sale of cryptocurrency miners	95	186
Cash received from sale of cryptocurrency miners	—	1,000
Net cash used in investing activities	(522,289)	(11,841)

Cash flows from financing activities:
Proceeds from the issuance of Common Stock	43,817	—
Financing costs associated with issuance of Common Stock	(3,311)	—
Proceeds from the issuance of Series F Preferred Stock	148,250	—
Financing costs associated with the issuance of Series F Preferred Stock	(11,059)	—
Borrowings on the Credit Facility	359,000	—
Debt issuance costs associated with the Credit Facility	(15,670)	—
Payments of the Subordinated Note – related party	(3,214)	—
Proceeds from option exercise	633	—
Treasury stock repurchased	(418)	—
Proceeds from the exercise of Series D and E Preferred Stock warrants	—	9,478
Net cash provided by financing activities	518,028	9,478

Net increase (decrease) in cash and cash equivalents	5,461	(10,811)
Cash and cash equivalents, beginning of the period	5,192	13,037
Cash and cash equivalents, end of the period	$10,653	$2,226

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization, Description of Business, and Basis of Presentation

Organization and Description of Business

Prairie Operating Co. (individually or together with its subsidiaries, the “Company”) is an independent oil and gas company focused on the acquisition and development of crude oil, natural gas, and natural gas liquids (“NGLs”). The Company’s assets and operations are strategically located in the oil region of rural Weld County, Colorado, within the Denver–Julesburg Basin (the “DJ Basin”). The Company believes that the DJ Basin is one of the premier resource plays in the U.S., as Weld County boasts some of the lowest break-even prices in the U.S., and has a long production history which has proven and consistent results. The productivity of this resource is demonstrated by the integral role that Weld County holds in Colorado’s energy economy, having produced approximately 85% of Colorado’s oil production to date.

As of June 30, 2025, the Company’s assets included approximately 50,000 net leasehold acres in, on and under approximately 70,000 gross acres. The Company strives to deliver energy in an environmentally efficient manner by deploying next-generation technology and techniques. In addition to growing production through its drilling operations, the Company intends to continue growing its business through accretive acquisitions, such as the NRO Acquisition (as defined herein), which closed in October 2024, and the Bayswater Acquisition (as defined herein), which closed in March 2025, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation. Refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition and the NRO Acquisition.

Bayswater Acquisition

On February 6, 2025, the Company and certain of its subsidiaries entered into a Purchase and Sale Agreement (the “Bayswater PSA”) with Bayswater Resources, LLC, Bayswater Fund III-A, LLC, Bayswater Fund III-B, LLC, Bayswater Fund IV-A, LP, Bayswater Fund IV-B, LP, Bayswater Fund IV-Annex, LP, and Bayswater Exploration & Production, LLC (collectively, “Bayswater”), pursuant to which it agreed to acquire certain oil and natural gas assets (the “Bayswater Assets”) from Bayswater for a purchase price of $602.8 million, subject to certain closing price adjustments, payable in cash and 3,656,099 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) (the “Equity Consideration” and collectively, the “Bayswater Acquisition”).

The Company closed the Bayswater Acquisition on March 26, 2025, at which time the Company paid approximately $482.5 million in cash to Bayswater, $15.0 million of which was deposited in escrow pending the Company’s acquisition of additional working interest (the “Additional Working Interest Acquisition”), which Bayswater acquired and assigned to the Company on April 11, 2025, and issued the Equity Consideration to Bayswater (collectively, the “Bayswater Purchase Price”). The Company funded the cash portion of the Bayswater Purchase Price with cash on hand, the proceeds from the issuance of Common Stock in a public offering, the proceeds from the issuance of the 148,250 shares of Series F Preferred Stock, $0.01 par value per share (“Series F Preferred Stock”), and borrowings under its Credit Facility (as defined herein). Refer to Note 14 – Stockholders’ Equity for a discussion of the issuance of Common Stock, Note 13 – Mezzanine Equity for a discussion of the issuance of Series F Preferred Stock, and Note 10 – Debt for a discussion of the Credit Facility.

Previously, the Company focused on cryptocurrency mining until the sale of its cryptocurrency miners in January 2024. Upon the closing of the Crypto Sale (as defined herein), the Company exited the cryptocurrency mining business. All results and activities from these assets and operations have been classified as discontinued operations in the Company’s consolidated financial statements. Refer to Note 4 – Discontinued Operations for a discussion of those discontinued operations.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present the Company’s financial position, results of operations, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company owns 100% of the equity interest of Prairie Operating Co., LLC, a Delaware limited liability company (“Prairie LLC”), which is considered a variable interest entity for which the Company is the primary beneficiary, as the Company is the sole managing member of Prairie LLC and has the power to direct the activities most significant to Prairie LLC’s economic performance, as well as the obligation to absorb losses and receive benefits that are potentially significant.

The condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. The condensed consolidated financial statements as of December 31, 2024 were derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2024.

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

Liquidity Analysis

During the three and six months ended June 30, 2025, the Company had net income attributable to Prairie Operating Co.’s common stockholders of $48.5 million and a net loss attributable to Prairie Operating Co.’s common stockholders of $45.0 million, respectively. The Company cannot predict if it will be able to sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent it from successfully operating and expanding its business. As of June 30, 2025, the Company had cash and cash equivalents of $10.7 million, a working capital deficit of $64.2 million, and an accumulated deficit of $86.7 million.

On March 26, 2025, the Company, as borrower, amended and restated its reserve-based credit agreement, dated as of December 16, 2024 (the “Credit Facility”), with Citibank, N.A. (“Citi”), as administrative agent, and the financial institutions party thereto (the “Amended & Restated Credit Agreement”). The Credit Facility is scheduled to mature on March 26, 2029, and the Amended & Restated Credit Agreement provides for a maximum credit commitment of $1.0 billion under the Credit Facility. Further on March 26, 2025, the Company issued Common Stock in a public offering, resulting in proceeds of $41.4 million, net of $2.4 million of underwriting discounts and commissions, and issued the Series F Preferred Stock, resulting in approximately $137.2 million of net proceeds, after deducting the advisor fees and offering expenses. Additionally, on March 26, 2025, the Company closed the Bayswater Acquisition, using cash on hand, the proceeds from the issuance of Common Stock in a public offering, the proceeds from the issuance of the Series F Preferred Stock, and borrowings under its Credit Facility. Refer to Note 14 – Stockholders’ Equity for a discussion of the issuance of Common Stock, Note 13 – Mezzanine Equity for a discussion of the issuance of Series F Preferred Stock, and Note 10 – Debt for a discussion of the Credit Facility.

On June 20, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc. and Truist Securities, Inc., as managers (together, the “Managers”). Pursuant to the Equity Distribution Agreement, the Company has the option to sell shares of its Common Stock up to an aggregate offering price of $75.0 million through the Managers (the “ATM Offering”). Sales of the shares of Common Stock sold under the ATM Offering, if any, will be made under the Company’s Registration Statement on Form S-3, which was declared effective by the SEC on May 2, 2025, and the prospectus supplement dated June 20, 2025 relating to the ATM Offering filed with the SEC, in each case, as may be amended or supplemented from time to time. As of June 30, 2025, the Company has not issued any shares under the ATM Offering. Refer to Note 14 – Stockholders’ Equity for a further discussion of the ATM Offering.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether the Company can meet its obligations, have adequate liquidity to operate, and maintain compliance with the applicable financial covenants of its Amended & Restated Credit Agreement, as discussed in Note 10 – Debt. Significant assumptions used in the Company’s forecasted model of liquidity in the next 12 months include its current cash position and ability to manage spending. Based on an assessment of these factors, management expects that the Company’s cash balance, expected revenues from its existing producing wells, including those acquired in the Bayswater Acquisition, and the liquidity available under its Credit Facility, proceeds from the ATM Offering, and potential offerings under the effective Form S-3 registration statement will be sufficient to meet its obligations over the next 12 months and fulfil the financial covenant requirements under its Credit Facility Agreement, as discussed in Note 10 – Debt.

As discussed above, following the amendment of the Company’s Credit Facility in March 2025, which increased the borrowing base to $475.0 million, the Company’s Form S-3 registration statement becoming effective in December 2024, and the launch of the ATM Offering in June 2025, the Company has the ability to access funds through various sources to meet its working capital needs. The Company’s ability to borrow under its Amended & Restated Credit Agreement does not require action on the part of management, other than requesting the borrowing. As of June 30, 2025, the Company has availability of $88.0 million under the Credit Facility, which is more or equal to its liquidity needs; therefore, substantial doubt about the Company’s ability to continue as a going concern does not exist.

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

These estimates and assumptions include estimates for reserve quantities and estimated future cash flows associated with proved reserves, reserves of credit losses, accruals for potential liabilities, the valuation of the subordinated promissory note (the “Subordinated Note”) warrants issued in the third quarter of 2024, discussed further in Note 10 – Debt, the valuation of the Series F Preferred Stock, discussed further in Note 13 – Mezzanine Equity, the fair value of commodity derivative instruments, and the realization of deferred tax assets.

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

The Company’s Operating Segment produces and sells crude oil, natural gas, and NGL volumes, which is reported as oil, natural gas, and NGL revenue on its consolidated statements of operations for the three and six months ended June 30, 2025 and 2024. The Company’s revenue recognition policy and other accounting policies for its Operating Segment are the same as its company-wide accounting policies discussed below in Note 2 – Summary of Significant Accounting Policies. The Operating Segment’s major customers during the three and six months ended June 30, 2025 are also discussed below in Note 2 – Summary of Significant Accounting Policies. Additionally, the Company did not have any intra-entity sales or transfers during the three and six months ended June 30, 2025 or 2024, and the Operating Segment’s significant expenses are the same as those reported on the consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

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

Note 2 – Summary of Significant Accounting Policies

The Company has provided a full discussion of its significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in its Annual Report on Form 10–K for the fiscal year ended December 31, 2024. The Company has not changed any of its significant accounting policies during the six months ended June 30, 2025.

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

The following table presents the Company’s oil, natural gas, and NGL revenue disaggregated by revenue stream:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025 (1)	2024
	(In thousands)
Crude oil sales	$57,941	$—	$68,729	$—
Natural gas sales	6,084	—	6,533	—
NGL sales	4,075	—	5,653	—
Total revenues	$68,100	$—	$80,915	$—

(1)	Total revenues for the six months ended June 30, 2025, include revenue from the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the Bayswater Acquisition, through June 30, 2025.

Marketing

One of the Company’s gas gathering and processing agreements requires a monthly minimum payment, which began in October 2019 and continues through September 2029. This monthly minimum payment is intended to reimburse the costs incurred by the counterparty to connect the gathering facility to the covered area. This gas gathering and processing agreement further allocates a portion of the counterparty’s firm commitments to transport natural gas liquids processed by the counterparty to those assets from July 2022 through September 2029. If the Company does not meet the minimum volume commitments under this agreement, it will be required to pay certain deficiency fees.

Treasury Stock

During the six months ended June 30, 2025, the Company paid $0.4 million to repurchase 57,245 shares of vested restricted stock units from employees to cover such employees’ portion of the tax withholdings. The Company has presented the shares repurchased at cost as treasury stock on its condensed consolidated balance sheet as of June 30, 2025.

Supplemental Disclosures of Cash Flow Information

The following table presents non–cash investing and financing activities and supplemental cash flow disclosures relating to the cash paid for interest and income taxes for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Non–cash investing and financing activities:
Capital expenditures included in accrued liabilities	$(15,692)	$(1,120)
Equipment purchased in exchange for note payable	$(560)	$—
Common Stock issued to Bayswater as part of Bayswater Acquisition purchase price (1)	$16,000	$—
Bayswater transaction costs included in accrued liabilities	$6,035	$—
Common Stock issuance costs included in accrued liabilities (2)	$292	$—
Series F Preferred Stock issuance costs included in accrued liabilities (3)	$1,113	$—
Common Stock issued upon conversion of Series D Preferred Stock	$8,475	$4,120
Common Stock issued upon conversion of Series F Preferred Stock	$4,772	$—
Common Stock issued upon conversion of Senior Convertible Note (4)	$18,164	$—
Common Stock issued for Series F Preferred dividends (5)	$3,289	$—
Series F Preferred Stock undeclared dividends	$1,647	$—
Remeasurement of Series F preferred stock (6)	$73,101	$—
Series F Preferred Stock embedded derivatives	$1,130	$—
Series F Preferred Stock warrant liabilities	$43,718	$—
Additions to asset retirement obligation	$46	$—

Supplemental disclosure:
Cash paid for interest	$6,971	$—
Cash paid for income taxes	$—	$—

(1)	The Company issued approximately 3.7 million shares of Common Stock to Bayswater as part of the Bayswater Purchase Price. Refer to Note 2 – Acquisitions for a discussion of the Bayswater Acquisition.
(2)	Relates to the Common Stock issued to partially fund the Bayswater Acquisition. Refer to Note 2 – Acquisitions for a discussion of the Bayswater Acquisition and Note 14 – Stockholders’ Equity for a discussion of the Common Stock issuance.
(3)	Relates to the Series F Preferred Stock issued to partially fund the Bayswater Acquisition. Refer to Note 2 – Acquisitions for a discussion of the Bayswater Acquisition and Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock.
(4)	During the six months ended June 30, 2025, YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), converted the remaining $11.3 million of the initial $15.0 million convertible promissory note (the “Senior Convertible Note”) in exchange for 2.1 million shares of Common Stock. Refer to Note 10 – Debt for a discussion of the Senior Convertible Note.
(5)	The Company elected to issue shares of Common Stock for the Series F Preferred Dividend payable on June 1, 2025. Refer to Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock.
(6)	Reflects the June 30, 2025 adjustment of the Series F Preferred Stock to maximum redemption in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). Refer to Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

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

The Company closed the Bayswater Acquisition effective March 26, 2025 and paid Bayswater cash for the as-adjusted closing purchase price of approximately $482.5 million, $15.0 million of which was deposited in escrow pending the April 11, 2025 close of the Additional Working Interest Acquisition. Additionally, the Company issued the Equity Consideration to Bayswater. The Company funded the cash portion of the Bayswater Purchase Price with cash on hand, the proceeds from the issuance of Common Stock in a public offering, the proceeds from the issuance of the Series F Preferred Stock, and borrowings under its Credit Facility. Refer to Note 14 – Stockholders’ Equity for a discussion of the issuance of Common Stock, Note 13 – Mezzanine Equity for a discussion of the issuance of Series F Preferred Stock, and Note 10 – Debt for a discussion of the Credit Facility. On June 6, 2025, the Company received an interim settlement payment from Bayswater of $30.7 million, $16.1 million of which related to the time period between the post effective date to the close date of the acquisition, resulting in a decrease to the purchase price.

The Bayswater Acquisition has been accounted for as an asset acquisition in accordance with ASC Topic 805 - Accounting for Business Combinations (“ASC 805”). The estimated fair value of the consideration paid by the Company and the allocation of that amount to the underlying assets acquired, on a relative fair value basis, are recorded on the Company’s books as March 26, 2025, the closing date of the Bayswater Acquisition. Additionally, costs directly related to the Bayswater Acquisition are capitalized as a component of the Bayswater Purchase Price. The preliminary allocation of the total Bayswater Purchase Price in the Bayswater Acquisition, on a relative fair value basis, is based upon management’s estimates of and assumptions related to the fair value of assets acquired and liabilities assumed as of the closing date using currently available information. The preliminary purchase price allocation is subject to change due to several factors, including but not limited to changes in the estimated fair value of assets acquired and liabilities assumed as of the closing date, which could result from changes in future oil and natural gas commodity prices, reserve estimates, interest rates, as well as other factors.

The following table presents the preliminary allocation of the Bayswater Purchase Price to the net assets acquired on March 26, 2025, the closing date of the Bayswater Acquisition, as adjusted for the closing of the Additional Working Interest Acquisition and the interim settlement statement on June 6, 2025:

Preliminary Purchase Price Allocation:	(In thousands)
Consideration:
Cash consideration (1)	$466,402
Common stock issued to the sellers (2)	16,000
Direct transaction costs (3)	7,094
Total consideration	$489,496

Assets acquired:
Oil and natural gas properties (4)	$526,163
Other assets	20,246
Acquisition receivable (5)	14,685
$561,094
Liabilities assumed:
Accounts payable and accrued expenses (6)	$(69,270)
Asset retirement obligation, long-term	(2,328)
$(71,598)

(1)	Includes customary purchase price adjustments.
(2)	Represents approximately 3.7 million shares of Common Stock issued to Bayswater.
(3)	Represents transaction costs associated with the Bayswater Acquisition, which have been capitalized in accordance with ASC 805, $6.0 million of which are unpaid as of June 30, 2025 and are presented in accrued liabilities on the consolidated balance sheet as of June 30, 2025 and as non-cash on the consolidated statement of cash flows for the six months ended June 30, 2025.
(4)	Includes the asset retirement obligation asset associated with the proved oil and natural gas properties.
(5)	Represents the remaining February 1 through March 25, 2025 revenue, net of operating expenses, due to the Company from Bayswater at final settlement.
(6)	Represents the amounts associated with the assets acquired in the Bayswater Acquisition unpaid at the closing date and primarily relates to ad valorem tax liabilities of $27.1 million and suspended revenues of $40.8 million.

On July 25, 2025, the Company received the final settlement statement from Bayswater; as such, the Company will finalize the preliminary purchase price allocation during the third quarter of 2025.

The consideration is allocated to the assets acquired and liabilities assumed on a relative fair value basis. The fair value measurements of assets acquired and liabilities assumed, on a relative fair value basis, are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value of oil and gas properties and asset retirement obligations were measured using the discounted cash flow technique of valuation. Significant inputs to the valuation of oil and gas properties include estimates of: (i) reserves, (ii) future operating and development costs, (iii) future commodity prices, (iv) future plugging and abandonment costs, (v) estimated future cash flows, and (vi) a market—based weighted average cost of capital rate. These inputs require significant judgments and estimates and are the most sensitive and subject to change.

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

On October 1, 2024, the Company closed the NRO Acquisition and paid $49.6 million to NRO in cash, using cash on hand, the proceeds from the issuance of Common Stock, and a portion of the proceeds from the issuance of the Senior Convertible Note. Refer to Note 10 – Debt for a discussion of the Senior Convertible Note and to Note 14 – Stockholders’ Equity for a discussion of the issuance of Common Stock. The Company completed the final settlement with NRO in December 2024, which resulted in a final purchase price of $55.5 million.

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

Note 4 – Discontinued Operations

On January 23, 2024, the Company sold all of its cryptocurrency miners (the “Mining Equipment”) for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments (the “Deferred Purchase Price”), to be paid out of (a) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (b) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest (collectively, the “Crypto Sale”). As of June 30, 2025 and December 31, 2024, the Company presents the Deferred Purchase Price payment as a note receivable on its condensed consolidated balance sheet, of which $0.4 million and $0.5 million, respectively, is classified as current, and of which less than $0.1 million and $0.2 million, respectively, is classified as non-current, based on when the payments are expected. The Company recognized a loss of $1.0 million related to this disposition on its condensed consolidated statement of operations and statement of cash flows for the six months ended June 30, 2024.

The following table presents the major classes of line items constituting the loss from discontinued operations on the Company’s condensed consolidated statement of operations and condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Cryptocurrency mining revenue	$—	$—	$—	$193
Cryptocurrency mining costs	—	—	—	(55)
Depreciation and amortization	—	—	—	(102)
Loss from sale of cryptocurrency mining equipment	—	—	—	(1,081)
Loss from discontinued operations before income taxes	—	—	—	(1,045)
Provision for income taxes	—	—	—	—
Net loss from discontinued operations	$—	$—	$—	$(1,045)
Loss per share – discontinued operations, basic and diluted	$—	$—	$—	$(0.10)

Note 5 – Derivative Instruments

The Company utilizes commodity derivative instruments to reduce its exposure to crude oil, natural gas, and NGL price volatility for a portion of its estimated production from its proved, developed, producing oil and natural gas properties. As of June 30, 2025, the Company only had commodity swap contracts outstanding, which guarantee a fixed price on contracted volumes over specified time periods. However, in the future, the Company may utilize other types of derivative instruments including call and purchased options, put spreads, collars, and three-way collars. All of the Company’s commodity derivative counterparties are large financial institutions with investment-grade credit ratings, as such, the Company believes it does not have any significant credit risk associated with its counterparties and does not currently anticipate any nonperformance from its counterparties.

As of June 30, 2025, the Company had the following outstanding crude oil, natural gas, and NGL derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate, NYMEX Henry Hub, and Mount Belvieu OPIS, respectively:

	Settling July 1, 2025 through December 31, 2025	Settling January 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028
Crude Oil Swaps:
Notional volume (Bbls)	1,542,652	2,241,616	1,592,503	471,907
Weighted average price ($/Bbl)	$68.04	$64.42	$64.16	$63.47
Natural Gas Swaps:
Notional volume (MMBtus)	6,285,244	11,413,134	9,874,626	4,406,357
Weighted average price ($/MMBtu)	$4.30	$4.08	$4.07	$4.00
Ethane Swaps:
Notional volume (Bbls)	178,406	288,956	232,375	51,809
Weighted average price ($/Bbl)	$11.91	$11.54	$11.05	$11.28
Propane Swaps:
Notional volume (Bbls)	310,017	509,724	417,744	94,220
Weighted average price ($/Bbl)	$28.74	$26.36	$26.51	$26.00
Iso Butane Swaps:
Notional volume (Bbls)	39,012	63,185	50,812	11,328
Weighted average price ($/Bbl)	$35.62	$33.92	$30.22	$29.63
Normal Butane Swaps:
Notional volume (Bbls)	107,931	174,809	140,580	31,343
Weighted average price ($/Bbl)	$38.32	$35.24	$31.37	$30.37
Pentane Plus Swaps:
Notional volume (Bbls)	80,461	130,321	104,802	23,366
Weighted average price ($/Bbl)	$46.17	$53.05	$52.40	$52.49

The Company recognizes all of its derivative instruments at fair value as assets or liabilities on the accompanying consolidated balance sheets. The Company has not designated any of its derivative instruments as hedges for accounting purposes; therefore, it presents aggregate net gains or losses resulting from changes in the fair values of its outstanding derivatives as unrealized gains on derivatives and aggregate net gains or losses resulting from the settlement of derivative instruments during the period are recognized as realized gain on derivatives on the accompanying consolidated statements of operations.

The Company typically has numerous hedge positions that span several time periods and often result in both fair value derivative asset and liability positions held with that counterparty. The Company has elected to net its derivative instrument fair values executed with the same counterparty, pursuant to the International Swaps and Derivatives Association, Inc. master agreements, which provide for the net settlement over the term of the contract and in the event of the default or termination of the contract.

The following tables present the gross and net fair values of the Company’s derivative instruments recognized on the condensed consolidated balance sheets for the periods presented:

	June 30, 2025
	Gross Amounts Recognized	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balane Sheet
	(In thousands)
Current derivative assets	$16,040	$(3,327)	$12,713
Long-term derivative assets	$8,286	$(2,305)	$5,981

	December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balane Sheet
	(In thousands)
Current derivative liabilities	$(2,446)	$—	$(2,446)
Long-term derivative liabilities	$(1,949)	$—	$(1,949)

The following table presents the components of realized gain on derivatives and unrealized gain on derivatives reflected on the accompanying consolidated statements of operations and cash flows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Cash received (paid) for derivative settlements, net:
Crude oil	$4,150	$—	$3,630	$—
Natural gas	1,223	—	961	—
NGLs	(429)	—	(429)	—
Total cash received for derivative settlements, net:	$4,944	$—	$4,162	$—
Non-cash gain (loss) on derivatives:
Crude oil	$22,332	$—	$23,406	$—
Natural gas	3,375	—	2,185	—
NGLs	(2,501)	—	(2,501)	—
Total non-cash gain on derivatives	23,206	—	23,090	—
Total gain on derivatives, net	$28,149	$—	$27,252	$—

Note 6 – Fair Value Measurements

Certain of the Company’s assets and liabilities are carried at fair value and measured on either a recurring or non-recurring basis. Per ASC Topic 820, Fair Value Measurements and Disclosures, fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market–based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s liabilities which were measured at fair value on a recurring basis as of the periods presented and their classification within the fair value hierarchy:

	Fair Value Measurement as of June 30, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Commodity derivative contracts	$18,694	$—	$18,694	$—
Liabilities:
Subordinated note warrants – related party	538	—	—	538
Series F Preferred Stock embedded derivatives	1,130	—	—	1,130
Series F Preferred Stock warrants	43,718	—	—	43,718

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Commodity derivative contracts	$4,395	$—	$4,395	$—
SEPA	790	—	—	790
Senior convertible note	12,555	—	—	12,555
Subordinated note – related party	4,609	—	4,609	—
Subordinated note warrants – related party	4,159	—	—	4,159

Commodity derivative contracts. The fair values of the Company’s derivative instruments are measured on a recurring basis using a discounted cash flow model which considers various inputs such as quoted forward commodity prices, discount rates, and current market and contractual prices and terms for the underlying instruments, as well as other relevant data. These significant inputs are observable in the current market or can be corroborated by observable active market data and are therefore considered Level 2 inputs within the fair value hierarchy. As of June 30, 2025, the fair value of the Company’s commodity derivative contracts was an asset of $18.7 million, of which $12.7 million was considered a current asset. As of December 31, 2024, the fair value of the Company’s commodity derivative contracts was a liability of $4.4 million, of which $2.4 million was considered a current liability.

At the time of issuance, the Company determined that certain features of each of the financial instruments listed below required bifurcation and separate accounting as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). As a result, the Company elected the fair value option for the financial instruments listed below, and as such, it reflects these financial instrument liabilities at their fair value on its consolidated balance sheet and reflects the changes in the fair values of the liabilities as loss on adjustment to fair value – embedded derivatives, debt, and warrants on its consolidated statements of operations. The following table presents the changes in the Company’s financial instruments presented at fair value for the periods presented:

	June 30, 2025	December 31, 2024
	(In thousands)
SEPA, at the beginning of the period	$790	$—
(Gain) loss on adjustment to fair value	(790)	790
SEPA, at the end of the period	$—	$790

Senior convertible note, at the beginning of the period	$12,555	$—
Borrowing	—	14,250
Repayments	—	(3,748)
Conversions	(18,057)	—
Loss on adjustment to fair value	5,502	2,053
Senior convertible note, at the end of the period	$—	$12,555

Subordinated note – related party, at the beginning of the period	$4,609	$—
Borrowing	—	5,000
Repayments	(3,214)	(1,786)
Loss on issuance of debt	—	281
Loss on adjustment to fair value	63	1,114
Subordinated note – related party, at the end of the period	$1,458	$4,609

Subordinated note warrants – related party, at the beginning of the period	$4,159	$—
Loss on issuance of debt	—	2,758
(Gain) loss on adjustment to fair value	(3,621)	1,401
Subordinated note warrants – related party, at the end of the period	$538	$4,159

Series F Preferred Stock embedded derivatives, at the beginning of the period	$—	$—
Embedded derivatives recognized at issuance of Series F Preferred Stock	19,350	—
Gain on adjustment to fair value	(18,220)	—
Series F Preferred Stock embedded derivatives, at the end of the period	$1,130	$—

Series F Preferred Stock warrants, at the beginning of the period	$—	$—
Issuance of Series F Preferred Stock	22,115	—
Loss on adjustment to fair value	21,603	—
Series F Preferred Stock warrants, at the end of the period	$43,718	$—

The following table presents the face value and fair value of each financial instrument presented at fair value on the Company’s consolidated balance sheet as of the periods presented:

	June 30, 2025		December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
SEPA	$—	$—	$—	$790
Senior convertible note	—	—	11,252	12,555
Subordinated note – related party	1,458	1,458	3,214	4,609
Subordinated note warrants – related party	—	538	—	4,159
Series F Preferred Stock embedded derivatives	—	1,130	—	—
Series F Preferred Stock warrants	$—	$43,718	$—	$—

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

Pursuant to the Prairie Operating Co. Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”), the Company may only request an Advance Notice on the SEPA if the Series F Preferred Stock is fully converted or redeemed. As such, the Company has determined that the fair value of the SEPA as of June 30, 2025 is $0, resulting in a gain of $0.8 million, which is presented in loss on adjustment to fair value – embedded derivatives, debt, and warrants on the Company’s consolidated statement of operations for the six months ended June 30, 2025. Refer to Note 10 – Debt for a further discussion of the SEPA and Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

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

The Senior Convertible Note was fully converted throughout the first quarter of 2025. As a result, the Company recognized a loss on adjustment to fair value – embedded derivatives, debt, and warrants of $5.5 million on its consolidated statement of operations for the six months ended June 30, 2025. Refer to Note 10 – Debt for a further discussion of the Senior Convertible Note.

Subordinated Promissory Note. On September 30, 2024, the Company entered into the Subordinated Note with First Idea Ventures LLC and The Hideaway Entertainment LLC (together, the “Noteholders”), in a principal amount of $5.0 million, which has a maturity date of March 17, 2027. The original Subordinated Note agreement had an interest rate of 10.00% and entitled the Noteholders to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. The Company determined that certain features of the Subordinated Note required bifurcation and separate accounting as embedded derivatives. As such, the Company elected the fair value option to account for the Subordinated Note; therefore, in accordance with ASC 815, the Company recorded the Subordinated Note at fair value and remeasured the fair value each reporting period with changes in fair value recognized in earnings. As of December 31, 2024, the fair value of the Subordinated Note was determined by a third-party using a credit default valuation model using significant inputs which were considered unobservable inputs because they were corroborated by market data and are therefore considered Level 2 inputs within the fair value hierarchy.

On March 26, 2025, in connection with the closing and financing of the Bayswater Acquisition, the Company paid $3.2 million of the outstanding balance under the Subordinated Note. Pursuant to the terms of the payoff letter, the Company and the Noteholders agreed that the remaining $1.5 million outstanding balance on the Subordinated Note would be converted to principal, will accrue interest at a rate of 15% of per annum, and all principal and other amounts owed (other than interest) pursuant to the Subordinated Note will not be redeemable for any reason so long as the any Series F Preferred Stock of the Company remains outstanding. Therefore, the Company has determined that changes to the Subordinated Note included in the payoff letter qualify as an extinguishment of debt and therefore elected to forgo the previous fair value option election. As such, the Company now presents the Subordinated Note at its face value of $1.5 million as of June 30, 2025. Refer to Note 10 – Debt for a further discussion of the Subordinated Note.

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

As of June 30, 2025, the fair value of the Subordinated Note Warrants was determined by a third-party using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Subordinated Note Warrants – Monte Carlo Simulation Model	Key Inputs
Time to termination (years)	4.25
Stock price – as of June 30, 2025	$2.995
Exercise price	$8.89
Risk-free rate	3.68%
Equity volatility rate	80.0%

As of June 30, 2025, the fair value of the Subordinated Note Warrants was $0.5 million compared to $1.7 million and $4.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company recognized the $1.1 million and $3.6 million, respectively, changes in fair value as components of the loss on adjustment to fair value – embedded derivatives, debt, and warrants on its consolidated statements of operations for the three and six months ended June 30, 2025. Refer to Note 15 – Common Stock Options and Warrants for a further discussion of the Subordinated Note Warrants.

Series F Preferred Stock. On March 24, 2025, the Company entered into a securities purchase agreement with an investor (“the Series F Preferred Stockholder”), pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a stated value of $1,000 per share (the “Stated Value”), convertible into shares of Common Stock and (ii) upon the one-year anniversary of the issue date of the Series F Preferred Stock, subject to the satisfaction of certain conditions, warrants to purchase shares of Common Stock (“Series F Preferred Stock Warrants”) (collectively, the “Series F Preferred Offering”). On March 26, 2025, the Series F Preferred Offering closed, and the Company issued the Series F Preferred Stock to the Series F Preferred Stockholder. The Company has determined that the Series F Preferred Stock should be classified as mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, the Company determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives. Therefore, in accordance with ASC 815, the Company has recorded the embedded derivatives associated with the Series F Preferred Stock at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings.

As of June 30, 2025, the fair value of the Series F Preferred Stock embedded derivatives was determined by a third-party using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Series F Preferred Stock Embedded Derivatives – Monte Carlo Simulation Model	Key Inputs
Time to termination (years)	3.67
Stock price – as of June 30, 2025	$2.995
Conversion rate	202.02
Stated dividend rate	12.0%
Risk-free rate	3.65%
Preferred equity volatility rate	48.0%

As of June 30, 2025, the fair value of the Series F Preferred Stock embedded derivatives was $1.1 million compared to $19.2 million as of March 31, 2025 and $19.4 million at the time of issuance, respectively, which is presented on the Company’s consolidated balance sheet as a liability with a corresponding amount recognized as Series F Preferred Stock in mezzanine equity. The Company recognized the $18.1 million and $18.2 million, respectively, changes in fair value as components of the loss on adjustment to fair value – embedded derivatives, debt, and warrants on its consolidated statements of operations for the three and six months ended June 30, 2025. Refer to Note 13 – Mezzanine Equity for a further discussion of the Series F Preferred Stock.

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

As of June 30, 2025, the fair value of Series F Preferred Stock Warrants was determined by a third-party using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Series F Preferred Stock Warrants – Monte Carlo Simulation Model	Key Inputs
Time to termination (years)	5.74
Stock price – as of June 30, 2025	$2.995
Exercise price	$6.59
Future value of one Series F Preferred Stock Warrant share	$1.091
Risk-free rate	3.79%
Equity volatility rate	90.0%

As of June 30, 2025, the fair value of the Series F Preferred Stock Warrants was $43.7 million compared to $22.1 million as of March 31, 2025, which is presented on the Company’s consolidated balance sheet as a liability with a corresponding amount recognized as Series F Preferred Stock in mezzanine equity. The Company recognized the $21.6 million change in fair value as a component of loss on adjustment to fair value – embedded derivatives, debt, and warrants on its consolidated statements of operations for the three and six months ended June 30, 2025. Refer to Note 15 – Common Stock Options and Warrants for a further discussion of the Series F Preferred Stock Warrants.

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

Note 7 – Property and Equipment, net

The Company’s property and equipment, net consisted of the following for the periods presented:

	June 30, 2025	December 31, 2024
	(In thousands)
Oil and natural gas properties:
Unproved properties	$35,575	$32,435
Properties in development	56,293	38,028
Proved properties	639,910	64,490
Total oil and natural gas properties	731,778	134,953
Less: Accumulated depreciation, depletion, and amortization	(14,518)	(422)
Oil and natural gas properties, net	717,260	134,531

Other property and equipment	21,277	94
Less: Accumulated depreciation, depletion, and amortization	(224)	(5)
Other property and equipment, net	21,053	89

Total property and equipment, net	$738,313	$134,620

As of June 30, 2025, the properties in development balance includes $23.9 million of completion costs for wells which were drilled by Bayswater prior to the Bayswater Acquisition, which came online at the beginning of the third quarter, and $26.3 million of development costs for wells which are expected to come online later in the third quarter of 2025.

Note 8 – Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligations for the periods presented:

	June 30, 2025	December 31, 2024
	(In thousands)
Asset retirement obligation, at the beginning of the period	$227	$—
Liabilities assumed in acquisitions	2,328	221
Liabilities incurred through development activities	46	—
Accretion of asset retirement obligation	71	6
Asset retirement obligation, at the end of the period	$2,672	$227

As of June 30, 2025, the asset retirement obligations liabilities assumed in acquisitions fully relate to the Bayswater Acquisition. Refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition. As of June 30, 2025, the asset retirement obligations liabilities incurred through development activities fully relate to the wells which came online in February 2025.

Note 9 – Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following for the periods presented:

	June 30, 2025	December 31, 2024
	(In thousands)
Accounts payable	$38,313	$19,285
Accrued capital expenditures	15,692	14,136
Accrued operating expenses (1)	11,135	435
Accrued transaction and financing costs (2)	7,440	423
Incentive compensation	3,033	2,571
Accrued interest	2,609	325
Other	1,167	1,050
Accounts payable and accrued expenses	$79,389	$38,225

(1)	Accrued operating expenses as of June 30, 2025 are inclusive of Bayswater costs incurred during the period since the closing of the Bayswater Acquisition on March 26, 2025. Refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition.
(2)	Accrued transaction and financing costs as of June 30, 2025 are comprised of the remaining costs incurred to close and fund the Bayswater Acquisition during the first quarter. Refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition.

Note 10 – Debt

The Company’s debt balances consisted of the following for the periods indicated:

	June 30, 2025	December 31, 2024
	(In thousands)
Credit facility	$387,000	$28,000

SEPA	$—	$—
Fair value adjustment	—	790
SEPA, at fair value	$—	$790

Senior convertible note	$—	$11,252
Fair value adjustment	—	1,303
Senior convertible note, at fair value	$—	$12,555

Subordinated note – related party	$1,458	$3,214
Fair value adjustment	—	1,395
Subordinated note – related party	$1,458	$4,609

Credit Facility

On December 16, 2024, the Company, as borrower, entered into a reserve-based credit agreement with Citi, as administrative agent and the financial institution party thereto (the “Credit Facility Agreement”). The Credit Facility is guaranteed by all of the Company’s restricted subsidiaries and is secured by a first-priority security interest on substantially all of its oil and natural gas properties and substantially all of its personal property assets, subject to customary exceptions. On February 3, 2025, the Company entered into the first amendment to the Credit Facility Agreement, which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million.

On March 26, 2025, the Company, as borrower, entered into the Amended & Restated Credit Agreement with Citi, as administrative agent, and the financial institutions party thereto. On June 6, 2025, the Company entered into the First Amendment to the Amended & Restated Credit Agreement, which added Bank of America N.A. and West Texas National Bank as lenders under the Credit Facility. The Credit Facility is scheduled to mature on March 26, 2029, and the Amended & Restated Credit Agreement provides for a maximum credit commitment of $1.0 billion under the Credit Facility. As of June 30, 2025, the Amended & Restated Credit Agreement provided for a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million. The Amended & Restated Credit Agreement includes a $47.5 million sublimit for the issuance of letters of credit. The borrowing base is subject to semi-annual redeterminations based upon the value of the Company’s oil and gas properties as determined in a reserve report dated as of January and July of each year, subject to certain interim redeterminations.

As of June 30, 2025 and December 31, 2024, the Company had $387.0 million and $28.0 million, respectively, of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $88.0 million and $7.2 million, respectively, of availability for future borrowings and letters of credit. Borrowing under the Amended & Restated Credit Agreement bears interest, at the Company’s election, based upon the Term SOFR or Alternate Base Rate (each as defined in the Amended & Restated Credit Agreement), as applicable, plus an additional margin which is based on the percentage of the borrowing base being utilized, ranging from 2.75% to 3.75% per annum for Term SOFR loans (plus a 0.10% per annum adjustment) and 1.75% to 2.75% for Alternate Base Rate loans. There is also a commitment fee on the undrawn commitments, ranging from 0.375% to 0.50% based on the percentage of the borrowing base being utilized. During the three and six months ended June 30, 2025, the Company recognized $8.1 million and $1.2 million, respectively, of interest expense related to the Credit Facility.

The Company is subject to certain financial covenants under the Credit Facility, which require the Company to maintain, for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025, a Net Leverage Ratio (as defined in the Amended & Restated Credit Agreement) of no greater than 3.00 to 1.00 and a Current Ratio (as defined in the Amended & Restated Credit Agreement) of at least 1.00 to 1.00. The Amended & Restated Credit Agreement also includes conditional equity cure rights that will enable the Company to cure certain breaches of these financial maintenance covenants. Further, beginning April 1, 2025, the Amended & Restated Credit Agreement requires the Company and its restricted subsidiaries to always hedge not less than 80% of projected production from their proved developed producing reserves and certain wells through March 31, 2028. As of June 30, 2025, the Company is in compliance with all covenants under the Amended & Restated Credit Agreement.

Additionally, the Amended & Restated Credit Agreement contains various restrictive covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to, subject to certain exceptions: (i) incur indebtedness; (ii) incur liens; (iii) declare or pay dividends, make distributions or make other restricted payments; (iv) repay or redeem other indebtedness; (v) make investments; (vi) change the Company’s and its subsidiaries’ respective lines of business or acquire or make any expenditures in oil and gas properties outside the United States; (vii) sell or discount receivables; (viii) acquire or merge with any other company; (ix) sell assets or equity interests of the Company’s subsidiaries; (x) enter into or terminate certain hedge agreements; (xi) enter into transactions with affiliates; (xii) own any subsidiary that is not organized in the United States; (xiii) enter into certain contracts or agreements that prohibit or restrict liens on property in favor of the administrative agent or restrict any restricted subsidiary from paying dividends or making distributions; (xiv) allow gas imbalances, take-or-pay or other prepayments with respect to the Company’s proved oil and gas properties; (xv) engage in certain marketing activities; (xvi) enter into sale and leasebacks; and (xvii) make or incur any capital expenditure or leasing or acquisition expenditure in oil and gas properties that are not borrowing base properties.

As of June 30, 2025 and December 31, 2024, the Company had $14.5 million and $1.7 million, respectively, of unamortized deferred financing costs associated with its Credit Facility, which is presented as a non-current asset on the consolidated balance sheet. These costs will be amortized to interest expense on the accompanying statements of operations on a straight-line basis over the life of the Credit Facility.

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

The Company determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. As of December 31, 2024, the Company recorded the SEPA at its fair value of $0.8 million and recorded the corresponding $0.8 million as a component of loss on adjustment to fair value – embedded derivatives, debt, and warrants on its consolidated statement of operations for the year ended December 31, 2024. The fair value of the SEPA as of December 31, 2024 was determined by a third-party using a Monte Carlo simulation model. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the SEPA.

Pursuant to the Series F Certificate of Designation, the Company may only request an Advance Notice on the SEPA if the Series F Preferred Stock is fully converted or redeemed. As such, the Company has determined that the fair value of the SEPA as of June 30, 2025 is $0, resulting in a gain of $0.8 million which is presented in loss on adjustment to fair value – embedded derivatives, debt, and warrants on the Company’s consolidated statement of operations for the six months ended June 30, 2025.

Senior Convertible Note

On September 30, 2024, Yorkville advanced the Pre-Paid Advance to the Company, and the Company issued the Senior Convertible Note to Yorkville, with an interest rate of 8.00% and a maturity date of September 30, 2025. The Company’s obligations with respect to the Pre-Paid Advance and under the Senior Convertible Note was guaranteed by Prairie LLC, a subsidiary of the Company, and Prairie Operating Holding Co., LLC (“Prairie Holdco”), a subsidiary of the Company, pursuant to a global guaranty agreement entered into by Prairie LLC and Prairie Holdco in favor of Yorkville on September 30, 2024. Yorkville had the option to convert the Pre-Paid Advance into shares of Common Stock at any time at the Conversion Price (as defined in the SEPA). The Company also had the option to, at any time, redeem all or a portion of the amounts outstanding under the Senior Convertible Note at 105% of the principal amount thereof, plus accrued and unpaid interest.

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

During the first quarter of 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock, resulting in a principal balance of $0 as of June 30, 2025. As a result, the Company recognized a loss on adjustment to fair value – embedded derivatives, debt, and warrants of $5.5 million on the Company’s consolidated statement of operations for the six months ended June 30, 2025.

Subordinated Promissory Note

On September 30, 2024 (the “Subordinated Note Effective Date”), the Company entered into the Subordinated Note with the Noteholders in a principal amount of $5.0 million, which has a maturity of March 17, 2027. Refer to Note 18 – Related Party Transactions for a further discussion of the Subordinated Note and the Noteholders. The Subordinated Note has an interest rate of 10.00% and the Noteholders are entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. The Subordinated Note is guaranteed by Prairie LLC pursuant to a global guaranty agreement entered into by Prairie LLC in favor of the Noteholders on the Subordinated Note Effective Date. The Subordinated Note is subordinated to the prior payment in full in cash to the Senior Convertible Note and any future senior secured revolving credit facility of the Company entered into after the Subordinated Note Effective Date. On December 16, 2024, the Company and the Noteholders agreed to amend and restate the Subordinated Note (the “Amended and Restated Subordinated Note Agreement”), to, among other things, extend the maturity date of the Subordinated Note to March 17, 2027. Additionally, the Amended and Restated Subordinated Note Agreement modified certain provisions to better align with the Credit Facility Agreement. In December 2024, and in conjunction with the Credit Facility Agreement, the Company made a $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024.

Pursuant to the terms of the Subordinated Note, the Company issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, which vest in tranches based on the date of repayment of the Subordinated Note. As of June 30, 2025 and December 31, 2024, Subordinated Note Warrants providing the right to purchase 570,778 shares of Common Stock had vested and were outstanding. Refer to Note 15 – Common Stock Options and Warrants below for a further discussion of the Subordinated Note Warrants.

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

On March 26, 2025, in connection with the closing and financing of the Bayswater Acquisition, the Company paid $3.2 million of the outstanding balance under the Subordinated Note. Pursuant to the terms of the payoff letter, the Company and the Noteholders agreed that the remaining $1.5 million outstanding Subordinated Note balance would be converted to principal, will accrue interest at a rate of 15% of per annum, and all principal and other amounts owed (other than interest) pursuant to the Subordinated Note will not be redeemable for any reason so long as the any Series F Preferred Stock of the Company remains outstanding. Therefore, the Company determined that changes to the Subordinated Note included in the payoff letter qualify as an extinguishment of debt and elected to forgo the previous fair value option election. As such, the Company now presents the Subordinated Note at its face value of $1.5 million as of June 30, 2025.

Note 11 – Leases

The Company determines if a contract contains a lease at its inception or as a result of an acquisition and makes certain assumptions and judgments when determining its right–of–use assets and lease liabilities. When determining whether a contract contains a lease, the Company considers whether there is an identified asset that is physically distinct, whether the supplier has substantive substitution rights, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset, and whether it has the right to control the asset. Certain lease agreements could include options to renew the lease, terminate the lease early, or purchase the underlying asset(s). The Company determines the lease term at the lease commencement date as the non–cancelable period of the lease, including any options to extend or terminate the lease when such an option is reasonably certain to be exercised. The Company recognizes variable lease payments in the period they are incurred. Certain leases contain both lease and non–lease components, which the Company has chosen to account for separately. As of June 30, 2025 and December 31, 2024, all of the Company’s leases were operating leases.

The Company capitalizes its operating right–of–use assets and corresponding lease liabilities separately on its consolidated balance sheets, using the present value of the remaining lease payments over the determined lease term applying the implicit rate of the lease.

The following table presents the components of the Company’s operating leases on its consolidated balance sheets for the periods presented:

	June 30, 2025	December 31, 2024
	(In thousands)
Operating leases:
Office space	$1,223	$1,083
Vehicles and equipment	621	240
Total right–of–use asset	$1,844	$1,323

Office space	$1,560	$1,141
Vehicles and equipment	391	225
Total lease liability	$1,951	$1,366

The Company’s weighted–average remaining lease terms and discount rates as of June 30, 2025 are as follows:

Operating Leases
Weighted–average lease term (years)	2.95
Weighted–average discount rate	10.2%

The Company has several operating leases for office spaces, vehicles, and equipment used in its daily operations, under non–cancelable operating leases expiring through 2030. The Company recognizes lease expense for these leases on a straight–line basis. The following table presents the components of the Company’s lease costs during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$272	$50	$394	$90
Short–term lease cost (1)	—	13	—	25
Variable lease cost (2)	96	—	118	—
Total lease cost	$368	$63	$512	$115

(1)	One of the Company’s office space operating leases, which expired in September 2024, had an initial lease term of less than 12 months and was considered a short-term lease. The Company does not capitalize short–term leases, instead the costs are expensed as they are incurred.
(2)	Variable lease costs include operating costs, such as parking costs and property taxes, associated with the Company’s office leases. The Company expenses variable lease costs as they are incurred.

The Company’s supplemental cash flow disclosures related to operating leases are presented below for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$355	$83
Right-of-use assets obtained in exchange for operating liabilities	$812	$270

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

Note 13 – Mezzanine Equity

The following table presents the changes in the Company’s mezzanine equity during the six months ended June 30, 2025:

	Series F Preferred Stock
	Shares	Amount
		(In thousands)
Balance as of January 1, 2025	—	$—
Issuance of Series F Preferred Stock	148,250	148,250
Issuance costs	—	(12,172)
Adjustment to fair value at issuance date	—	(41,465)
Conversion of Series F Preferred Stock	(3,250)	(3,543)
Adjustment to maximum redemption value	—	73,520
Balance as of June 30, 2025	145,000	$164,590

Series F Preferred Stock

On March 24, 2025, the Company entered into a securities purchase agreement with the Series F Preferred Stockholder, pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a Stated Value of $1,000 per share, convertible into shares of Common Stock and (ii) upon the one-year anniversary of the issue date of the Series F Preferred Stock, subject to the satisfaction of certain conditions, the Series F Preferred Stock Warrants. The Series F Preferred Offering closed on March 26, 2025 (the “Series F Preferred Closing Date”), and the Company received approximately $137.2 million of net proceeds, after deducting advisor fees and offering expenses. The Company used the proceeds from the Series F Preferred Offering to fund a portion of the Bayswater Acquisition, which also closed on March 26, 2025.

The Series F Preferred Stockholder is entitled to receive, on a cumulative basis, whether or not authorized or declared, dividends on each share of Series F Preferred Stock at a rate per annum equal to 12%, on the amount equal to the sum of (a) the Stated Value plus (b) all accrued and unpaid dividends on such share of Series F Preferred Stock (including dividends accrued and unpaid on previously unpaid dividends). Dividends are payable to the Series F Preferred Stockholder in cash on March 1, June 1, September 1, and December 1 of each calendar year, beginning on June 1, 2025. Alternatively, according to the Series F Certificate of Designation, the Company may elect to pay the dividends entirely or partially in shares of Common Stock. Additionally, the Series F Certificate of Designation states that six months after the anniversary date of the maturity of the Company’s Amended & Restated Credit Agreement the dividend rate will increase to 25%. The Company elected to pay the June 1, 2025 dividend by issuing the Series F Preferred Stockholder 1,305,000 shares of Common Stock.

The Series F Preferred Stockholder may convert all or a portion of its shares of Series F Preferred Stock into shares of Common Stock at any time and from time to time. The initial conversion rate for the Series F Preferred Stock is 202.0202 shares of Common Stock per share of Series F Preferred Stock (the “Standard Conversion”), which is subject to certain adjustments as described in the Series F Certificate of Designation. The Series F Preferred Stockholder may also convert all or a portion of its shares of Series F Preferred Stock using an Alternative Conversion Rate (as defined in the Series F Certificate of Designation) in lieu of the Standard Conversion, subject to an Alternative Conversion Cap (as defined in the Series F Certificate of Designation) for each quarter. During the three and six months ended June 30, 2025, 2,250 and 3,250 shares of Series F Preferred Stock, respectively, were converted into 774,000 and 1,026,000 shares of Common Stock, respectively, using the Alternative Conversion.

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

The Company has determined that the Series F Preferred Stock should be classified as mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, the Company determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives. On the date of issuance, in accordance with ASC 815, the Company recorded a liability of $19.4 million for the fair value of the Series F Preferred Stock embedded derivatives and a liability of $22.1 million for the fair value of the Series F Preferred Stock Warrants. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Series F Preferred Stock embedded derivatives and Series F Preferred Stock Warrants. As a result, on March 26, 2025, the Company recognized the Series F Preferred Stock as mezzanine equity based on its relative fair value of $98.8 million, after allocating $41.5 million of the proceeds to the embedded derivative features and the Series F Preferred Stock Warrants. Additionally, the Company recorded the issuance costs of $12.2 million as a reduction to the allocated proceeds. As of June 30, 2025, in accordance with ASC 480, the Company adjusted the value of the Series F Preferred Stock to reflect its maximum redemption amount of $164.6 million resulting in a $17.5 million decretion of the remeasurement of Series F Preferred Stock presented on the consolidated statement of operations for the three months ended June 30, 2025 and a $73.1 million accretion of the remeasurement of Series F Preferred Stock presented on the consolidated statement of operations for the six months ended June 30, 2025.

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

In January 2025, Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (the “O’Neill Trust”) converted 8,000 shares of Series D Preferred Stock into 1,600,000 shares of Common Stock. As a result, the O’Neill Trust no longer holds any Series D Preferred Stock. During the six months ended June 30, 2025, there were conversions of 8,475 shares of Series D Preferred Stock into 1,695,000 shares of Common Stock. There were no conversions during the three months ended June 30, 2025. During the three and six months ended June 30, 2024, there were conversions of 2,895 and 4,120 shares of Series D Preferred Stock, respectively, into 579,090 and 824,090 shares of Common Stock, respectively. As of June 30, 2025 and December 31, 2024, there were 5,982 and 14,457 shares, respectively, of Series D Preferred Stock outstanding.

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

The Company’s obligations under the Series E Preferred Stock and the Series E PIPE Warrants were secured by a lien on the assets acquired in the Second Exok Asset Purchase (as defined herein) as described under the Deed of Trust, Mortgage, Assignment of As–Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated August 15, 2023 (“Deed of Trust”). On August 15, 2024, the lien on the assets acquired in the Second Exok Asset Purchase under the Deed of Trust was released in accordance with the terms and procedures set forth therein pursuant to the Consent and Agreement (as defined herein). Refer to Note 18 – Related Party Transactions for a further discussion of the Consent and Agreement with the O’Neill Trust.

During the year ended December 31, 2024, in connection with the Consent and Agreement, all of the Series E Preferred Stock shares outstanding were converted into 4,000,000 shares of Common Stock. As of June 30, 2025 and December 31, 2024, there were zero shares of Series E Preferred Stock outstanding.

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

On March 24, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”), providing for the offer and sale (the “Common Stock Offering”) by the Company, and the purchase by the Underwriters, of 8,555,555 shares of Common Stock, at a price to the public of $4.50 per share ($4.2525 per share net of underwriting discounts and commissions). Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to an additional 1,283,333 shares of Common Stock on the same terms as above (the “Over-Allotment Option”). The Common Stock Offering was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-3. On March 25, 2026, the Underwriters exercised the Over-Allotment Option with respect to 1,181,349 shares of Common Stock. On March 26, 2025, the Company issued 9,736,904 shares of Common Stock in connection with the Common Stock Offering, for proceeds of $41.4 million, net of $2.4 million of underwriting discounts and commissions. The Company used these proceeds to partially fund the Bayswater Acquisition, which also closed on March 26, 2025. Refer to Note 3 – Acquisitions for a further discussion of the Bayswater Acquisition.

At-the-Market Offering

On June 20, 2025, the Company entered into an Equity Distribution Agreement with Citigroup Global Markets Inc., and Truist Securities, Inc., as managers. Pursuant to the agreement, the Company has the option to sell shares of its Common Stock up to an aggregate offering price of $75.0 million through the Managers. Sales of the shares of Common Stock sold under the ATM Offering, if any, will be made under the Company’s Registration Statement on Form S-3, which was declared effective by the SEC on May 2, 2025, and the prospectus supplement dated June 20, 2025 relating to the ATM Offering filed with the SEC, in each case, as may be amended or supplemented from time to time.

The Company currently anticipates any net proceeds from the ATM Offering will be used for general corporate purposes, which may include, among other things, advancing its development and drilling program, repayment of existing indebtedness or financing potential acquisition opportunities. Additionally, as discussed in Note 13 – Mezzanine Equity, per the Series F Certificate of Designation, the Series F Preferred Stockholder could require the Company to use a portion of the net proceeds from sales of the ATM Offering to redeem a number of shares of its Series F Preferred Stock. As of June 30, 2025, the Company has not issued any shares under the ATM Offering.

Treasury Stock

During the three and six months ended June 30, 2025, the Company paid $0.1 million and $0.4 million, respectively, to repurchase 17,049 and 57,245 shares, respectively, of vested restricted stock units from employees to cover such employees’ portion of the tax withholdings. The Company has presented the shares repurchased at cost as treasury stock on its condensed consolidated balance sheet as of June 30, 2025.

Note 15 – Common Stock Options and Warrants

Merger Options

On May 3, 2023, the Company completed its merger with Prairie LLC, pursuant to the terms of the Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2023 (the “Merger Agreement”), by and among the Company, Creek Road Merger Sub, LLC (“Merger Sub”), and Prairie LLC, pursuant to which, among other things, Merger Sub merged with and into Prairie LLC, with Prairie LLC surviving and continuing to exist as a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, the Company changed its name from “Creek Road Miners, Inc.” to “Prairie Operating Co.”

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

Upon the Merger, the Company converted the non–compensatory options to purchase the outstanding and unexercised membership interests of Prairie LLC, as of immediately prior to the Merger, into options to acquire an aggregate of 8,000,000 shares of Common Stock for an exercise price of $0.25 per share (the “Merger Options”), which are only exercisable if the production hurdles noted above are achieved. The Company achieved all of these production milestones upon the closing of the Bayswater Acquisition on March 26, 2025; as such, all of the Merger Options are now exercisable.

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

On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital, and Georgina Asset Management entered into a non–compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of the sellers agreed to sell to Georgina Asset Management, the Merger Options to acquire an aggregate of 200,000 shares of Common Stock, for an exercise price of $0.25 per share for an aggregate purchase price of $2,000. In December 2023, Mr. Hanna assigned all of his remaining options to Gracemont Enterprises LP, an entity controlled by Mr. Hanna. In January 2024, Georgina Asset Management transferred its options to Westwood Financial Holdings LLC (“Westwood”) pursuant to an assignment. In September 2024, Mr. Kovalik assigned all of his remaining options to Blue Trail Partners, LLC, an entity controlled by Mr. Kovalik.

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

On March 31, 2025, Bristol Capital paid $0.6 million to exercise its option to purchase 2,333,334 shares of Common Stock, which were issued by the Company on the same day. Additionally, during the three months ended June 30, 2025, Westwood paid $0.1 million to exercise their option to purchase 200,000 shares of Common Stock and Rose Hill exercised their cashless option and received 283,870 shares of Common Stock. As of June 30, 2025, 5,366,666 shares of Common Stock remain issuable upon the exercise of the Merger Options. As of June 30, 2025, the Merger Options have a weighted average remaining contractual life of 0.8 years.

Legacy Warrants

Upon the Merger, the Company assumed warrants to purchase 53,938 shares of the Company’s Common Stock with a weighted average exercise price of $49.71 per share (the “Legacy Warrants”). As of June 30, 2025 and December 31, 2024, Legacy Warrants providing the right to purchase 37,138 shares of Common Stock, respectively, were outstanding with a weighted average remaining contractual life of 0.5 years.

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

No Series D A Warrants were exercised during the three and six months ended June 30, 2025 or 2024. As of June 30, 2025 and December 31, 2024, Series D A Warrants providing the right to purchase 3,215,761 shares of Common Stock, respectively, were outstanding with a remaining contractual life of 2.8 and 3.3 years, respectively.

During the three and six months ended June 30, 2024, Series D B Warrants to purchase 743,610 shares of Common Stock were exercised for total proceeds to the Company of $4.5 million. The remaining Series D B Warrants were exercised during the three months ended June 30, 2024, resulting in no outstanding Series D B Warrants as of December 31, 2024 or June 30, 2025.

Series E PIPE Warrants

The Series E PIPE Warrants provide the warrant holders with the right to purchase 8,000,000 shares of Common Stock at an exercise price of $6.00 per share. The Series E A Warrants expire on August 15, 2028 and the Series E B Warrants expired on August 15, 2024. All such warrants must be exercised for cash.

As of June 30, 2025 and December 31, 2024, Series E A Warrants providing the right to purchase 4,000,000 shares of Common Stock with a remaining contractual life of 3.1 and 3.6 years, respectively, were outstanding.

During the year ended December 31, 2024, all of the Series E B Warrants were exercised, resulting in the issuance of 4,000,000 shares of Common Stock, for total proceeds to the Company of $24.0 million, resulting in no outstanding Series E B Warrants as of December 31, 2024 or June 30, 2025.

Exok Warrants

Upon closing of the Merger, the Company consummated the purchase of oil and gas leases from Exok, Inc. (“Exok”), including all of Exok’s right, title, and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data, and records, for $3.0 million (the “First Exok Asset Purchase”). On August 15, 2023, Prairie LLC exercised the option it acquired in the First Exok Asset Purchase and purchased additional oil and gas leases from Exok, consisting of approximately 25,240 net leasehold acres in, on and under approximately 32,580 gross acres (the “Second Exok Asset Purchase”) for total consideration of $25.3 million. The total consideration consisted of $18.0 million in cash to Exok, which was funded with the Series E PIPE, and equity consideration to certain affiliates of Exok consisting of (i) 670,499 shares of Common Stock, and (ii) warrants providing the right to purchase 670,499 shares of Common Stock at $7.43 per share (the “Exok Warrants”). The Exok Warrants provide the warrant holders with the right to purchase 670,499 shares of Common Stock at an exercise price of $7.43 per share. The Exok Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. On June 30, 2025 and December 31, 2024, Exok Warrants providing the right to purchase 670,499 shares of Common Stock with a remaining contractual life of 3.1 and 3.6 years, respectively, were outstanding.

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

The Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Subordinated Note Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of June 30, 2025 and December 31, 2024, the fair value of the Subordinated Note Warrants is $0.5 million and $4.2 million, respectively. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Subordinated Note Warrants.

As of June 30, 2025 and December 31, 2024, Subordinated Note Warrants providing the right to purchase 570,778 shares of Common Stock with a remaining contractual life of 4.3 years and 4.8 years, respectively, had vested and were outstanding.

Series F Preferred Stock Warrants

As discussed in Note 13 – Mezzanine Equity above pursuant to the securities purchase agreement with the Series F Preferred Stockholder, upon the one-year anniversary of the issuance date of the Series F Preferred Stock, if any Series F Preferred Stock is outstanding, and the other conditions set forth in the Series F Certificate of Designation have been satisfied, the Company will issue to the Series F Preferred Stock Warrants to the Series F Preferred Stockholder. The Series F Preferred Stock Warrants allow the Series F Preferred Stockholder to purchase a number of shares of the Company’s Common Stock equal to the quotient of (1) 125% of the Stated Value of all Series F Preferred Stock held on the original issuance date of the Series F Preferred Stock (the “Original Issuance Date”), divided by (2) the average of the 10 daily volume-weighted average per share trading prices of the Company’s Common Stock during the 10 trading days prior to the original issuance date. As of June 30, 2025, no Series F Preferred Stock Warrants were outstanding and exercisable.

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

The Company has determined that the Series F Preferred Stock Warrants are not considered indexed to the Company’s own stock because the potential number of common shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on March 26, 2026. As such, the Company has determined that the Series F Preferred Stock Warrants should be accounted for as liabilities pursuant to ASC 480. In accordance with ASC 815, the Company has recorded the Series F Preferred Stock Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of June 30, 2025, the fair value of the Series F Preferred Stock Warrants was $43.7 million compared to $22.1 million as of March 31, 2025, which is presented on the Company’s consolidated balance sheet as a liability with a corresponding amount recognized as Series F Preferred Stock in mezzanine equity. The Company recognized the $21.6 million change in fair value as a component of loss on adjustment to fair value – embedded derivatives, debt, and warrants on its consolidated statements of operations for the three and six months ended June 30, 2025. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Series F Preferred Stock Warrants

Note 16 – Long–Term Incentive Compensation

Incentive Award Plan

The Company’s long–term incentive plan for employees, directors, consultants, and other service providers (as amended and restated effective as of September 5, 2024, and as may be further amended from time to time, the “LTIP”) provides for the grant of all or any of the following types of equity–based awards: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSUs”), which may also include performance stock awards (“PSUs”); (vi) stock awards; (vii) dividend equivalents; (viii) other stock–based awards; (ix) cash awards; and (x) substitute awards. During the three months ended June 30, 2025, the Company received shareholder approval to increase the number of shares available for issuance under the LTIP, resulting in the reservation of 15,000,000 total shares of Common Stock for issuance pursuant to awards under the LTIP. As of June 30, 2025, 13,215,489 shares are available for grant under the LTIP.

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

The following table presents the Company’s equity–classified RSU activity for the six months ended June 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2024	999,825	$12.18
Vested	(243,560)	$14.45
Forfeitures	(106,638)	$13.91
Unvested units as of June 30, 2025	649,627	$10.86

During the three and six months ended June 30, 2025, the Company recognized stock–based compensation costs of $1.3 million and $2.1 million, respectively, related to its equity–classified RSUs. During the three and six months ended June 30, 2024, the Company recognized stock–based compensation costs of $1.2 million and $3.3 million, respectively, related to its equity–classified RSUs.

As of June 30, 2025, there was $3.3 million of total unrecognized compensation cost related to the Company’s unvested equity–classified RSUs, which is expected to be recognized over a weighted–average period of 1.63 years.

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

The following table presents the Company’s equity–classified PSU activity for the six months ended June 30, 2025:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2024	313,440	$23.10
Vested	(31,976)	$23.10
Forfeitures	(23,602)	$23.10
Unvested units as of June 30, 2025	257,862	$23.10

During the three and six months ended June 30, 2025, the Company recognized stock–based compensation costs of $1.1 million and $1.6 million, respectively, related to its equity–classified PSUs. During each of the three and six months ended June 30, 2024, the Company recognized stock–based compensation costs of $0.1 million related to its equity–classified PSUs.

As of June 30, 2025, there was $3.5 million of total unrecognized compensation cost related to the Company’s unvested equity–classified PSUs, which is expected to be recognized over a weighted–average period of 1.5 years.

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

The following table presents the Company’s liability–classified RSU activity for the six months ended June 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2024	24,366	$12.80
Forfeitures	(3,046)	$8.84
Unvested units as of June 30, 2025	21,320	$12.80

All of the liability-classified RSUs will vest early in the third quarter of 2025.

Note 17 – Earnings Per Share

The Company’s Series D Preferred Stock, unvested RSUs, and unvested PSUs are considered participating securities, as such, basic and diluted earnings (loss) per share is calculated using the two–class method, which proportionally allocates net income (loss) attributable to Prairie Operating Co. common stockholders between the Common Stock and the participating securities on an “as–converted” basis. However, the Series D Preferred Stock, RSU, and PSU holders do not have a contractual obligation to share in the Company’s losses, therefore, in periods of a net loss, no portion of such losses are allocated to the participating securities.

The following table presents the calculations of basic and diluted earnings (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except share amounts)
Basic:
Net income (loss) attributable to Prairie Operating Co. common stockholders	$48,503	$(8,514)	$(44,971)	$(17,551)
Net income (loss) allocated to participating securities	(2,621)	—	—	—
Net income (loss) attributable to Prairie Operating Co. common stockholders– basic	$45,882	$(8,514)	$(44,971)	$(17,551)

Weighted average shares outstanding – basic	44,063,281	12,000,568	35,477,691	11,002,778

Basic earnings (loss) per share	$1.04	$(3.49)	$(1.27)	$(1.60)

Diluted:
Net income (loss) attributable to Prairie Operating Co. common stockholders – basic	$45,882	$(8,514)	$(44,971)	$(17,550)
Adjustment for Series F Preferred Stock dividends due to assumption all shares are converted	(12,820)	—	—	—
Reallocated undistributed earnings for participating securities	2,621	—	—	—
Net income (loss) attributable to Prairie Operating Co. common stockholders– diluted	$35,683	$(8,514)	$(44,971)	$(17,551)

Weighted average shares outstanding – basic	44,063,281	12,000,568	35,477,691	11,002,778
Effects of dilutive securities:
Series D Preferred Stock	1,196,336	—	—	—
Series F Preferred Stock (1)	153,105,590	—	—	—
Weighted average shares outstanding – diluted	198,365,207	12,000,568	35,477,691	11,002,778

Diluted earnings (loss) per share	$0.18	$(3.49)	$(1.27)	$(1.60)

(1)	Assumes the maximum number of converted shares using the Alternative Conversion at the NASDAQ minimum floor price, as defined in the Series F Certificate of Designation, as of June 30, 2025. Refer to Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

The following table presents the potentially dilutive securities which were not included in the computation of diluted earnings (loss) per share for the periods presented because their inclusion would be anti–dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-dilutive securities:
Merger Options (1)	5,166,666	—	5,166,666	—
Restricted stock and performance stock units (2)	928,811	1,057,771	928,811	1,057,771
Common stock warrants (3)	380,059,188	11,939,698	380,059,188	11,939,698
Series D Preferred Stock	—	3,301,336	1,196,336	3,301,336
Series E Preferred Stock	—	4,000,000	—	4,000,000
Series F Preferred Stock (4)	—	—	153,105,590	—

(1)	The Merger Options became exercisable upon the closing of the Bayswater Acquisition on March 26, 2025. Refer to Note 15 – Common Stock Options and Warrants for a discussion of the Merger Options.
(2)	As of June 30, 2025 and 2024, all of the restricted stock and performance stock units presented were unvested. Refer to Note 16 – Long–Term Incentive Compensation for a discussion of the restricted stock units and performance stock units.
(3)	Includes the maximum amount of Series F Preferred Stock Warrants as of June 30, 2025, none of which have been issued. Refer to Note 15 – Common Stock Options and Warrants for a discussion of the Series F Preferred Stock Warrants.
(4)	Assumes the maximum number of converted shares using the Alternative Conversion at the NASDAQ minimum floor price, as defined in the Series F Certificate of Designation, as of June 30, 2025. Refer to Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

Note 18 – Related Party Transactions

Common Stock Options. As described in Note 15 – Common Stock Options and Warrants, upon consummation of the Merger, the Company entered into Option Agreements with each of Gary C. Hanna, Edward Kovalik, Paul L. Kessler, who is a former Director of the Company, and BOKA. Erik Thoresen, a director of the Company, is affiliated with BOKA.

On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital, and Georgina Asset Management entered into a non–compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of the sellers agreed to sell to Georgina Asset Management, non–compensatory options to acquire an aggregate of 200,000 shares of Common Stock for the option purchase. In December 2023, Mr. Hanna assigned all of his remaining options to Gracemont Enterprises LP, an entity controlled by Mr. Hanna. In January 2024, Georgina Asset Management transferred its options to Westwood pursuant to an assignment. In September 2024, Mr. Kovalik assigned all of his remaining options to Blue Trail Partners, LLC, an entity controlled by Mr. Kovalik.

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

Series E PIPE. As described in Note 15 – Common Stock Options and Warrants, to fund the Second Exok Asset Purchase, the Company entered into a securities purchase agreement with the Series E PIPE Investor, the O’Neill Trust, on August 15, 2023, pursuant to which the Series E PIPE Investor agreed to purchase, and the Company agreed to sell to the Series E PIPE Investor, for an aggregate of $20.0 million, securities consisting of (i) 39,614 shares of Common Stock, (ii) 20,000 shares of Series E Preferred Stock, and (iii) Series E PIPE Warrants to purchase 8,000,000 shares of Common Stock, each at a price of $6.00 per share, in a private placement. Refer to Note 14 – Stockholders’ Equity and Note 15 – Common Stock Options and Warrants for a further discussion of the Series E PIPE.

Consent and Agreement. On August 15, 2024, the Company entered into a Consent and Agreement (the “Consent and Agreement”) with the O’Neill Trust, pursuant to which the O’Neill Trust (a) consented to, and waived any and all negative covenants with respect to, any and all transactions the Company may consummate in connection with the funding of the NRO Acquisition and its ongoing operations; (b) released its mortgage on certain property of the Company, which was established in favor of the O’Neill Trust securing the Company’s obligations under the Series E Certificate; and (c) agreed to (i) amend Section 6(d) of the Series E Certificate to increase the Beneficial Ownership Limitation Ceiling from 9.99% to 49.9%, (ii) subject to consent from the requisite holders of the Series D Preferred Stock, amend Section 6(d) of the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate”) to increase the Beneficial Ownership Limitation, as defined in the Series D Certificate, from 9.99% to 49.9% and (iii) amend Section 2(e) of each of the O’Neill Trust’s Series D A Warrant and Series E A Warrant and Section 2(d) of the O’Neill Trust’s Series E B Warrant to increase the Beneficial Ownership Limitation Ceiling from 25% to 49.9%.

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

Subordinated Promissory Note and Subordinated Note Warrants. As described in Note 10 – Debt, on September 30, 2024, the Company issued the Subordinated Note in a principal amount of $5.0 million, which has a maturity date of March 17, 2027 to the Noteholders. Pursuant to the terms of the Subordinated Note, the Company also issued the Subordinated Note Warrants to the Noteholders, which provide the Noteholders with the ability to purchase up to 1,141,552 shares of Common Stock, vesting in tranches based on the date of repayment of the Subordinated Note. The Noteholders are entities controlled by Jonathan H. Gray, a director of the Company. Refer to Note 10 – Debt and Note 15 – Common Stock Options and Warrants for a further discussion of the Subordinated Note and the Subordinated Note Warrants.

Note 19 – Subsequent Events

Edge Acquisition

On July 2, 2025, the Company entered into an agreement to acquire certain assets from Edge Energy II LLC (“Edge Energy”) for a total purchase price of $12.5 million (the “Edge Acquisition”). The Edge Acquisition consists of 47 operated and non-operated wells on approximately 11,000 net acres. The Company expects to close the Edge Acquisition in the third quarter and plans to fund the closing by borrowing on its Credit Facility.

Third Exok Asset Purchase

On August 8, 2025, the Company completed the third portion of the original Exok Asset Purchase and acquired approximately 5,500 net acres from Exok for $1.3 million.

Bayswater Acquisition Final Settlement

On July 25, 2025, the Company received the final settlement statement from Bayswater, which will be reflected in the third quarter financial statements. Refer to Note 3 – Acquisitions for a full discussion of the Bayswater Acquisition.

Series F Preferred Conversions

Throughout July 2025, the Series F Preferred Stockholder converted 13,000 shares of Series F Preferred Stock into 4,612,000 shares of Common Stock using the Alternative Conversion. Refer to Note 13 – Mezzanine Equity for a full discussion of the Series F Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with our consolidated financial statements and related notes to those financial statements that are included elsewhere in this report, as well as our audited consolidated financial statements and related notes and the related “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additionally, refer to “Cautionary Statement Regarding Forward-looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

Overview

We are an independent oil and gas company focused on the acquisition and development of crude oil, natural gas, and NGLs. Our assets and operations are strategically located in the oil region of rural Weld County, Colorado, within the DJ Basin. We believe that the DJ Basin is one of the premier resource plays in the U.S., as Weld County boasts some of the lowest break-even prices in the U.S., and has a long production history which has proven and consistent results. The productivity of this resource is demonstrated by the integral role that Weld County holds in Colorado’s energy economy, having produced approximately 85% of Colorado’s oil production to date.

As of June 30, 2025, our assets included approximately 50,000 net leasehold acres in, on and under approximately 70,000 gross acres. We strive to deliver energy in an environmentally efficient manner by deploying next-generation technology and techniques. In addition to growing production through our drilling operations, we intend to continue growing our business through accretive acquisitions, such as the NRO Acquisition, which closed in October 2024, and the Bayswater Acquisition, which closed in March 2025, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation.

Recent Developments

Bayswater Acquisition and Funding Transactions

On February 6, 2025, we and certain of our subsidiaries entered into the Bayswater PSA with Bayswater, pursuant to which we and certain of our subsidiaries agreed to acquire the Bayswater Assets from Bayswater for a purchase price of $602.8 million, subject to certain closing price adjustments.

On March 26, 2025, we amended and restated our Credit Facility Agreement. The Credit Facility is scheduled to mature on March 26, 2029, and the Amended & Restated Credit Agreement provides for a maximum credit commitment of $1.0 billion under the Credit Facility. As of June 30, 2025, the Amended & Restated Credit Agreement had a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million. Further, on March 26, 2025, we issued Common Stock in a public offering, resulting in proceeds of $41.4 million, net of $2.4 million of underwriting discounts and commissions, and issued the Series F Preferred Stock, resulting in approximately $137.2 million of net proceeds, after deducting the advisor fees and offering expenses.

We closed the Bayswater Acquisition on March 26, 2025, paying approximately $482.5 million in cash to Bayswater, $15.0 million of which was deposited in escrow pending the completion of the Additional Working Interest Acquisition, which Bayswater acquired and assigned to us on April 11, 2025, and issuing 3,656,099 shares of our Common Stock to Bayswater. We funded the cash portion of the Bayswater Purchase Price with cash on hand, the proceeds from the issuance of Common Stock and the issuance of the Series F Preferred and borrowings under our Credit Facility. On June 6, 2025, we received an interim settlement payment from Bayswater of $30.7 million, $16.1 million of which related to the time period between the post effective date to the close date of the acquisition, which resulted in a decrease to the purchase price. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of issuance of the Series F Preferred Stock and Credit Facility.

Drilling and Completion Activities

On April 1, 2025, we launched the development program at our Rusch pad development in Weld County, which consists of 11 two-mile lateral wells. As of June 30, 2025, drilling operations have been completed at the Rusch pad and completion operations are underway. We anticipate initial production to come online in the third quarter of 2025.

On April 28, 2025, we announced our plan to begin completions on nine previously drilled but uncompleted wells acquired in the recent Bayswater Acquisition. Completion activities at the Opal Coalbank pad began in May 2025, and the wells came online mid-July 2025.

On June 1, 2025, after we completed drilling at our Rusch pad, we moved the drilling rig to our Noble pad development in Weld County, which consists of 7 wells. As of July 1, 2025, drilling operations have been completed at the Noble pad and initial production from the Noble pad is expected to come online late in the third quarter of 2025.

Edge Acquisition

On July 2, 2025, we entered into an agreement to acquire certain assets from Edge Energy for a purchase price of $12.5 million. The Edge Acquisition consists of 47 operated and non-operated wells on approximately 11,000 net acres. We expect to close the Edge Acquisition in the third quarter and plan to fund the closing by borrowing on our Credit Facility. Additionally, the Edge Acquisition assets include the fully permitted Simpson pad, which we expect to begin developing in August 2025, as well as 7 other fully permitted locations.

Third Exok Asset Purchase

On August 8, 2025, we completed the third portion of the original Exok Asset Purchase and acquired approximately 5,500 net acres from Exok for $1.3 million.

At-the-Market Offering

On June 20, 2025, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc. and Truist Securities, Inc., as managers. Pursuant to the agreement, we have the option to sell shares of Common Stock up to an aggregate offering price of $75.0 million through the Managers. The Common Shares sold under the ATM Offering, if any, will be made under our Registration Statement on Form S-3 which was declared effective on May 2, 2025.

We anticipate the net proceeds from the ATM Offering will be used for general corporate purposes, which may include, among other things, advancing our development and drilling program, repayment of existing indebtedness, or financing potential acquisition opportunities. As of June 30, 2025, we have not issued any shares under the ATM Offering.

Factors Affecting the Comparability of Financial Results

Commodity Prices

Since oil, natural gas, and NGL prices are the most significant factors impacting our results of operations, continued price variations can have a material impact on our financial results and capital expenditures. In an effort to reduce the impact of price volatility, and in compliance with requirements under our Amended & Restated Credit Agreement, we enter into derivative contracts to economically hedge a portion of our estimated production from our proved, developed, producing oil and natural gas properties against adverse fluctuations in commodity prices. By doing so, we believe we can mitigate, but not eliminate, the potential negative effects of decreases in oil, natural gas, and NGL prices on our cash flows from operations. However, our hedging activity could reduce our ability to benefit from increases in oil, natural gas, and NGL prices. Further, we could sustain losses to the extent our oil, natural gas, and NGL derivative contract prices are lower than market prices and, conversely, we could recognize gains to the extent our oil, natural gas, and NGL derivative contract prices are higher than market prices. Refer to Results of Operations - Other income and expenses below for a discussion of our recognized gains or losses on derivative contracts.

As of June 30, 2025, we had the following outstanding crude oil, natural gas, and NGL derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate, NYMEX Henry Hub, and Mount Belvieu OPIS, respectively:

	Settling July 1, 2025 through December 31, 2025	Settling January 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028
Crude Oil Swaps:
Notional volume (Bbls)	1,542,652	2,241,616	1,592,503	471,907
Weighted average price ($/Bbl)	$68.04	$64.42	$64.16	$63.47
Natural Gas Swaps:
Notional volume (MMBtus)	6,285,244	11,413,134	9,874,626	4,406,357
Weighted average price ($/MMBtu)	$4.30	$4.08	$4.07	$4.00
Ethane Swaps:
Notional volume (Bbls)	178,406	288,956	232,375	51,809
Weighted average price ($/Bbl)	$11.91	$11.54	$11.05	$11.28
Propane Swaps:
Notional volume (Bbls)	310,017	509,724	417,744	94,220
Weighted average price ($/Bbl)	$28.74	$26.36	$26.51	$26.00
Iso Butane Swaps:
Notional volume (Bbls)	39,012	63,185	50,812	11,328
Weighted average price ($/Bbl)	$35.62	$33.92	$30.22	$29.63
Normal Butane Swaps:
Notional volume (Bbls)	107,931	174,809	140,580	31,343
Weighted average price ($/Bbl)	$38.32	$35.24	$31.37	$30.37
Pentane Plus Swaps:
Notional volume (Bbls)	80,461	130,321	104,802	23,366
Weighted average price ($/Bbl)	$46.17	$53.05	$52.40	$52.49

Bayswater Acquisition

As discussed above, we closed the Bayswater Acquisition on March 26, 2025, for total cash consideration $482.5 million, $15.0 million of which was deposited in escrow pending the completion of the Additional Working Interest Acquisition, which Bayswater acquired and assigned to us on April 11, 2025, and we issued the Equity Consideration to Bayswater. On June 6, 2025, we received an interim settlement payment from Bayswater of $30.7 million, $16.1 million of which related to the time period between the post effective date to the close date of the acquisition, resulting in a decrease in the purchase price.

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

Crypto Sale

As previously discussed, we acquired our cryptocurrency mining operations in May 2023, concurrent with the Merger. On January 23, 2024, we sold all of our Mining Equipment for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments, to be paid out of (a) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (b) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest. As of June 30, 2025, we have received $0.5 million of the Deferred Purchase Price.

Results of Operations

Revenue, Production, and Average Realized Price

The following table presents the components of our revenue, production, and average realized sales price for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025 (1)	2024
Revenues (in thousands)
Crude oil sales	$57,941	$—	$68,729	$—
Natural gas sales	6,084	—	6,533	—
NGL sales	4,075	—	5,653	—
Total revenues	$68,100	$—	$80,915	$—

Production:
Oil (MBbls)	883	—	1,043	—
Natural gas (MMcf)	3,388	—	3,825	—
NGL (MBbls)	469	—	530	—
Total production (MBoe) (2)	1,916	—	2,211	—

Average sales volumes per day (Boe/d)	21,052	—	12,213	—

Average sales price (excluding effects of derivatives):
Oil (per MBbl)	$65.66	$—	$65.87	$—
Natural gas (per MMcf)	$1.80	$—	$1.71	$—
NGL (per MBbl)	$8.70	$—	$10.67	$—
Average price (per MBoe)	$35.55	$—	$36.60	$—

Average sales price (including effects of derivatives) (3):
Oil (per MBbl)	$70.36	$—	$69.35	$—
Natural gas (per MMcf)	$2.16	$—	$1.96	$—
NGL (per MBbl)	$7.78	$—	$9.86	$—
Average price (per MBoe)	$38.13	$—	$38.49	$—

(1)	Total revenues and production for the six months ended June 30, 2025, include revenue and production volumes from the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the acquisition, through June 30, 2025.
(2)	MBoe is calculated using six MMcf of natural gas equivalent to one MBbl of oil.
(3)	Inclusive of settlements for volumes in excess of the total production during the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2025, the majority of our total production and revenues were attributable to properties acquired in the Bayswater Acquisition, which closed on March 26, 2025. As such, our production and revenues for the six months ended June 30, 2025 include the production and resulting revenue from the Bayswater Acquisition from March 26, 2025 through June 30, 2025. Additionally, we did not have any production or revenue prior to the NRO Acquisition, which closed in October 2024.

Operating expenses

The following table presents the components of our operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per Boe amounts)
Lease operating expenses	$11,348	$—	$13,361	$—
Gathering, transportation, and processing	2,234	—	2,367	—
Ad valorem and production taxes	6,416	—	7,374	—
Depreciation, depletion, and amortization	12,199	—	14,315	—
Accretion of asset retirement obligation	66	—	71	—
Exploration expenses	458	57	745	498
General and administrative expenses	16,443	8,512	21,995	16,115
Total operating expenses	$49,164	$8,569	$60,228	$16,613

Operating expenses per Boe:
Lease operating expenses	$5.92	NM	$6.04	NM
Gathering, transportation, and processing	1.17	NM	1.07	NM
Ad valorem and production taxes	3.35	NM	3.34	NM
Depreciation, depletion, and amortization	6.37	NM	6.48	NM
Accretion of asset retirement obligation	0.03	NM	0.03	NM
Exploration expenses	0.24	NM	0.34	NM
General and administrative expenses	8.58	NM	9.95	NM
Total operating expenses	$25.66	NM	$27.25	NM

NM: A per Boe calculation is not meaningful due to a zero-value denominator.

Lease operating expenses. For the three and six months ended June 30, 2025, lease operating expenses (“LOE”) increased $11.3 million and $13.4 million, respectively, compared to the same periods of 2024. These increases in LOE were primarily driven by increased production as a result of our Bayswater Acquisition and NRO Acquisition, which closed on March 26, 2025 and October 1, 2024, respectively. We did not incur any LOE prior to the closing of the NRO Acquisition on October 1, 2024.

Gathering, transportation, and processing expenses. For the three and six months ended June 30, 2025, gathering, transportation, and processing expenses increased $2.2 million and $2.4 million, respectively, compared to the same periods of 2024. These increases were mostly attributable to increased production driven by our Bayswater Acquisition and NRO Acquisition, which closed on March 26, 2025 and October 1, 2024, respectively. We did not incur any gathering, transportation, and processing expenses prior to the closing of the NRO Acquisition on October 1, 2024.

Ad valorem and production taxes. For the three and six months ended June 30, 2025, ad valorem and production taxes increased $6.4 million and $7.4 million, respectively, compared to the same periods of 2024. These increases in ad valorem and production taxes were mostly driven by increased production as a result of our Bayswater Acquisition and NRO Acquisition, which closed on March 26, 2025 and October 1, 2024, respectively. We did not incur any ad valorem and production taxes prior to the closing of the NRO Acquisition on October 1, 2024.

Depreciation, depletion, and amortization. For the three and six months ended June 30, 2025, depreciation, depletion, and amortization (“DD&A”) expenses increased $12.2 million and $14.3 million, respectively, compared to the same periods of 2024. These increases in DD&A were largely attributable to increased production as a result of our Bayswater Acquisition and NRO Acquisition, which closed on March 26, 2025 and October 1, 2024, respectively. We did not recognize any DD&A related to oil and natural gas properties prior to the closing of the NRO Acquisition on October 1, 2024.

Exploration expenses. For the three and six months ended June 30, 2025 exploration expenses increased $0.4 million and $0.2 million, respectively, compared to the same periods of 2024, primarily driven by increased seismic costs incurred during the period.

General and administrative expenses. For the three months ended June 30, 2025, general and administrative expenses increased $7.9 million compared to the three months ended June 30, 2024. This increase was partially driven by a $2.9 million increase in non-cash stock–based compensation and employee and benefit expenses and a $2.0 million increase in investor relations costs. Additionally, we incurred $1.1 million incremental professional services costs during the period, a portion of which relates to the transaction agreement service costs associated with the Bayswater Acquisition. For the six months ended June 30, 2025, general and administrative expenses increased $5.9 million compared to the six months ended June 30, 2024. This increase was partially driven by a $1.7 million increase in non-cash stock–based compensation and employee and benefit expenses and a $1.4 million increase in professional services costs, a portion of which relates to the transaction agreement service costs associated with the Bayswater Acquisition.

Other income (expenses)

The following table presents the components of our other income (expenses) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Interest expense	$(9,124)	$—	$(10,502)	$—
Realized gain on derivatives	4,944	—	4,162	—
Unrealized gain on derivatives	23,206	—	23,090	—
Loss on adjustment to fair value – embedded derivatives, debt, and warrants	(2,373)	—	(4,537)	—
Interest income and other	94	55	166	107
Other income (expenses)	$16,747	$55	$12,379	$107

Interest expense. For the three and six months ended June 30, 2025, interest expense increased $9.1 million and $10.5 million compared to the same periods of 2024, respectively, mostly driven by interest on the Credit Facility incurred during the periods. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Credit Facility.

Realized gain on derivatives. For the three months ended June 30, 2025 and 2024, the realized gain on derivatives was $4.9 million and $4.2 million, respectively, driven by favorable changes in cash settlements during the period. We did not have any outstanding derivative contracts during the three and six months ended June 30, 2024; therefore, we did not recognize any realized gain or loss on derivatives for the period. Refer to Factors Affecting the Comparability of Financial Results – Commodity Prices above for a further discussion of our derivative contracts.

Unrealized gain on derivatives. For the six months ended June 30, 2025 and 2024, the unrealized gain on derivatives was $23.2 million and $23.1 million, respectively, driven by favorable changes in the fair value of our open derivative contracts as of June 30, 2025. We did not have any outstanding derivative contracts during the three and six months ended June 30, 2024; therefore, we did not recognize any unrealized gain or loss on derivatives for the period. Refer to Factors Affecting the Comparability of Financial Results – Commodity Prices above for a further discussion of our derivative contracts.

Loss on adjustment to fair value – embedded derivatives, debt, and warrants. We have several financial instruments that are or were previously valued at fair value on a recurring basis; therefore, we recognize the changes in fair value at each remeasurement period as a loss on adjustment to fair value – embedded derivatives, debt, and warrants on our consolidated statements of operations for the period. For the three months ended June 30, 2025, the loss on adjustment to fair value – embedded derivatives, debt, and warrants reflects a loss on fair value of $21.6 million for the Series F Preferred Stock warrants, partially offset with gains on fair value of $18.1 million for the Series F Preferred Stock embedded derivatives and $1.1 million for the Subordinated Note. For the six months ended June 30, 2025, the loss on adjustment to fair value – embedded derivatives, debt, and warrants reflects losses on fair value of $21.6 million for the Series F Preferred warrants, $5.5 million for the Senior Convertible Note, and $0.1 million for the Subordinated Note which were partially offset by gains on fair value of $18.2 million for the Series F Preferred embedded derivatives, $3.6 million for the Subordinated Note Warrants, and $0.8 million for the SEPA recognized during the period. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the SEPA, the Senior Convertible Note, the Subordinated Note, and the Series F Preferred Stock embedded derivatives.

Discontinued operations

The following table presents the components of our net loss from discontinued operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Cryptocurrency mining revenue	$—	$—	$—	$193
Cryptocurrency mining costs	—	—	—	(55)
Depreciation and amortization	—	—	—	(102)
Loss from sale of cryptocurrency mining equipment	—	—	—	(1,081)
Loss from discontinued operations before income taxes	—	—	—	(1,045)
Provision for income taxes	—	—	—	—
Net loss from discontinued operations	$—	$—	$—	$(1,045)

For the six months ended June 30, 2025, the net loss from discontinued operations decreased $1.0 million compared to the six months ended June 30, 2024. As discussed above, we completed the Crypto Sale in January 2024; therefore, we only had cryptocurrency mining revenue or related expenses during a portion of the six months ended June 30, 2024. However, we recognized a $1.1 million loss on the sale of cryptocurrency mining equipment. Refer to Factors Affecting the Comparability of Financial Results – Crypto Sale above for a further discussion of the Crypto Sale.

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

Adjusted EBITDA is derived from net income (loss) from continuing operations and is adjusted for income tax expense, depreciation, depletion, and amortization, accretion of asset retirement obligations, non-cash stock-based compensation, interest expense (income), net, non-cash loss on adjustment to fair value – embedded derivatives, debt, and warrants, and unrealized gain on derivatives, all as applicable. We adjust net income (loss) from continuing operations for the items listed above to arrive at Adjusted EBITDA because these amounts can vary substantially between periods and companies within our industry depending upon accounting methods, book values of assets, capital structures, and the method by which assets were acquired. Adjusted EBITDA has limitations as an analytical tool, including that it excludes certain items that affect our reported financial results. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income calculated in accordance with GAAP or as an indicator of our operating performance or liquidity. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table presents the reconciliation of Net income (loss) from continuing operations to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025 (1)	2024
	(In thousands)
Net income (loss) from continuing operations reconciliation to Adjusted EBITDA:
Net income (loss) from continuing operations	$35,683	$(8,514)	$33,066	$(17,550)
Adjustments:
Depreciation, depletion, and amortization	12,199	—	14,315	—
Accretion of asset retirement obligations	66	—	71	—
Non-cash stock-based compensation	2,419	1,511	3,786	3,626
Interest expense (income), net	9,030	(55)	10,336	52
Non-cash loss on adjustment to fair value – embedded derivatives, debt, and warrants (2)	2,373	—	4,537	—
Unrealized gain on derivatives	(23,206)	—	(23,090)	—
Income tax expense	—	—	—	—
Adjusted EBITDA	$38,564	$(7,058)	$43,021	$(13,872)

(1)	Net income (loss) from continuing operations for the six months ended June 30, 2025 includes revenue and related expenses attributable to the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the acquisition, through June 30, 2025.
(2)	Reflects the changes in the fair values of the financial instruments for which we have elected to value at fair value on a recurring basis and the Series F Preferred Stock embedded derivatives. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion.

Liquidity and Capital Resources

Overview

Our E&P activities will require us to make significant operating and capital expenditures. In 2024, our primary sources of liquidity were proceeds from the issuances of Common Stock, the Senior Convertible Note, and the Subordinated Note, which were primarily used to fund the NRO Acquisition in October 2024. Additionally, in December 2024, our Form S-3 registration statement became effective, and we entered into a reserve-based Credit Facility with Citi.

Additionally, as discussed above, on March 26, 2025, we amended and restated our Credit Facility, which now has a maximum credit commitment of $1.0 billion and is scheduled to mature on March 26, 2029. As of June 30, 2025, the Amended & Restated Credit Agreement had a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million. Further, we issued Common Stock in a public offering, resulting in proceeds of $41.4 million, net of $2.4 million of underwriting discounts and commissions and issued the Series F Preferred Stock, resulting in approximately $137.2 million of net proceeds, after deducting the advisor fees and offering expenses. We used cash on hand, the proceeds from the Common Stock and Series F Preferred Stock issuances, and borrowings under the Amended & Restated Credit Agreement to close the Bayswater Acquisition on March 26, 2025. At the closing of the Bayswater Acquisition, we paid Bayswater approximately $482.5 million in cash, $15.0 million of which was deposited in escrow pending the Additional Working Interest Acquisition, which Bayswater acquired and assigned to us on April 11, 2025, and issued 3,656,099 shares of Common Stock to Bayswater.

Additionally, on June 20, 2025, we entered into the ATM Offering, which allows us to sell shares of our Common Stock up to an aggregate offering price of $75.0 million through the Managers. Sales of the shares of Common Stock sold under the ATM Offering, if any, will be made under our Registration Statement on Form S-3, which was declared effective by the SEC on May 2, 2025. As of June 30, 2025, we have not issued any shares under the ATM Offering.

Management expects that our cash balance, expected revenues from the producing Bayswater wells, and liquidity available under the Amended & Restated Credit Agreement, proceeds from the ATM Offering, and potential offerings under our effective Form S-3 registration statement will be sufficient to fund our development program and operations.

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

Working Capital

We define working capital as current assets less current liabilities. As of June 30, 2025, we had a working capital deficit of $64.2 million and cash and cash equivalents of $10.7 million and as of December 31, 2024, we had a working capital deficit of $44.7 million and cash and cash equivalents of $5.2 million.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities	$9,722	$(8,448)
Net cash used in investing activities	(522,289)	(11,841)
Net cash provided by financing activities	518,028	9,478
Net increase (decrease) in cash and cash equivalents	5,461	(10,811)

Cash and cash equivalents, beginning of the period	5,192	13,037
Cash and cash equivalents, end of the period	$10,653	$2,226

Operating activities. Net cash provided by operating activities totaled $9.7 million during the six months ended June 30, 2025 and net cash used in operating activities totaled $8.4 million during the six months ended June 30, 2024, respectively. The $18.2 million increase in our net cash provided by operating activities was primarily attributable to increased revenue during the period, partially offset by increased operating expenses, largely driven by the Bayswater Acquisition, which closed on March 26, 2025. Additionally, we did not have any revenue prior to the NRO Acquisition, which closed in October 2024.

Investing activities. Net cash used in investing activities totaled $522.3 million and $11.8 million during the six months ended June 30, 2025 and 2024, respectively. The $510.4 million increase in our net cash used in investing activities was largely driven by cash paid for the Bayswater Acquisition of $467.5 million. Additionally, our expenditure for the development of oil and natural gas properties increased $50.4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Financing activities. Net cash provided by financing activities totaled $518.0 million for the six months ended June 30, 2025, driven by $43.8 million from the issuance of Common Stock, net of related issuance costs of $3.3 million, $148.3 million from the issuance of the Series F Preferred Stock, net of related issuance costs of $11.1 million, $359.0 million from borrowings under the Credit Facility, net of related issuance costs of $15.7 million, and $0.6 million of cash received for option exercises during the period. These increases were slightly offset with a $3.2 million repayment of the Subordinated Note. Net cash provided by financing activities totaled $9.5 million for the six months ended June 30, 2024, which was fully comprised of the proceeds from the exercise of Series D B Warrants.

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

On March 26, 2025, we entered into the Amended & Restated Credit Agreement with Citi, as administrative agent, and the financial institutions party thereto, pursuant to which the Credit Facility Agreement was amended and restated. On June 6, 2025, we entered into the First Amendment to our Amended & Restated Credit Agreement, which added Bank of America N.A. and West Texas National Bank as lenders under the Credit Facility. The Credit Facility is scheduled to mature on March 26, 2029, and the Amended & Restated Credit Agreement provides for a maximum credit commitment of $1.0 billion under the Credit Facility. As of June 30, 2025, the Amended & Restated Credit Agreement had a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million. The Amended & Restated Credit Agreement includes a $47.5 million sublimit for the issuance of letters of credit. The borrowing base is subject to semi-annual redeterminations based upon the value of our oil and gas properties as determined in a reserve report dated as of January and July of each year, subject to certain interim redeterminations.

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

As of June 30, 2025 and December 31, 2024, we had $387.0 million and $28.0 million, respectively, of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $88.0 million and $7.2 million, respectively, of availability for future borrowings and letters of credit. Additionally, as of June 30, 2025 and December 31, 2024, we had $14.5 million and $1.7 million, respectively, of unamortized deferred financing costs associated with our Credit Facility, which is presented as a non-current asset on the consolidated balance sheet. These costs will be amortized to interest expense on the accompanying statements of operations on a straight-line basis over the life of the Credit Facility.

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

Pursuant to the SEPA, we may issue up to a total of 4,198,343 shares of Common Stock within the cap of 19.99% of our issued and outstanding Common Stock as of the SEPA Effective Date through Advances under the SEPA, upon conversion of the Senior Convertible Note or through any other issuances of Common Stock thereunder. However, per the Series F Certificate of Designation, we may only request an Advance Notice on the SEPA if the Series F Preferred Stock is fully converted or redeemed.

We have determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. As of December 31, 2024, we had recorded the SEPA at its fair value of $0.8 million and recorded the corresponding $0.8 million change in fair value as a component of loss on adjustment to fair value – embedded derivatives, debt, and warrants on our consolidated statement of operations for the year ended December 31, 2024. Since we do not have the ability to request an Advance Notice on the SEPA if the Series F Preferred Stock is outstanding, we have determined that the fair value of the SEPA as of June 30, 2025 is $0, resulting in a gain of $0.8 million, which is presented in loss on adjustment to fair value – embedded derivatives, debt, and warrants on our consolidated statement of operations for the six months ended June 30, 2025

Senior Convertible Note. On September 30, 2024, Yorkville advanced the Pre-Paid Advance of $15.0 million to us, and we issued the Senior Convertible Note to Yorkville, with an interest rate of 8.00% and a maturity date of September 30, 2025. Yorkville had the option to convert the Pre-Paid Advance into shares of Common Stock at any time at the conversion price (as defined in the Senior Convertible Note agreement). We had the option to, at any time, redeem all or a portion of the amounts outstanding under the Senior Convertible Note at 105% of the principal amount thereof, plus accrued and unpaid interest. Additionally, we had the option to convert the Pre-Paid Advance into shares of Common Stock at any time at the conversion price (as defined in the Senior Convertible Note agreement), however, a conversion requested by us would not result in us receiving cash but instead would be applied towards reducing the outstanding balance of the Senior Convertible Note.

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

During the first quarter of 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock, resulting in a principal balance of $0 as of June 30, 2025. As a result, we recognized loss on adjustment to fair value – embedded derivatives, debt, and warrants of $5.5 million on our consolidated statement of operations for the six months ended June 30, 2025.

Subordinated Promissory Note and Subordinated Note Warrants. On September 30, 2024, we entered into the Subordinated Note with the Noteholders in a principal amount of $5.0 million, which has a maturity date of March 17, 2027. The Noteholders are entities controlled by Jonathan H. Gray, who is a director of the Company, therefore the Subordinated Note and Subordinated Note Warrants are presented as related-party on our consolidated balance sheets as of June 30, 2025 and December 31, 2024. The Subordinated Note has an interest rate of 10.00% and the Noteholders are entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. In December 2024, and in conjunction with the Credit Facility Agreement, we made a $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024.

Pursuant to the terms of the Subordinated Note, we issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, which vest in tranches based on the date of repayment of the Subordinated Note. As of June 30, 2025 and December 31, 2024, Subordinated Note Warrants providing the right to purchase 570,778 shares of Common Stock had vested and were outstanding.

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

On March 26, 2025, in connection with the closing and financing of the Bayswater Acquisition, we paid $3.2 million of the outstanding balance under the Subordinated Note. Pursuant to the terms of the payoff letter, we and the Noteholders agreed that the remaining $1.5 million outstanding Subordinated Note balance would be converted to principal, will accrue interest at a rate of 15% of per annum, and all principal and other amounts owed (other than interest) pursuant to the Subordinated Note will not be redeemable for any reason so long as the any Series F Preferred Stock remains outstanding. Therefore, we have determined that changes to the Subordinated Note included in the payoff letter qualify as an extinguishment of debt and therefore elected to forgo the previous fair value option election. As such, we now present the Subordinated Note at its face value of $1.5 million as of June 30, 2025.

Series F Preferred Stock and Series F Preferred Stock Warrants. On March 24, 2025, we entered into a securities purchase agreement with the Series F Preferred Stockholder, pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a Stated Value of $1,000 per share, convertible into shares of Common Stock and (ii) upon the one-year anniversary of the issue date of the Series F Preferred Stock, subject to the satisfaction of certain conditions, the Series F Preferred Stock Warrants to purchase shares of common stock. The Series F Preferred Offering closed on March 26, 2025, and we received approximately $137.2 million of net proceeds, after deducting advisor fees and offering expenses. We used the proceeds from the Series F Preferred Offering to fund a portion of the Bayswater Acquisition, which closed on March 26, 2025.

The Series F Preferred Stockholder is entitled to receive, on a cumulative basis, dividends on each share of Series F Preferred Stock at a rate per annum equal to 12%, payable in cash on March 1, June 1, September 1 and December 1 of each calendar year, beginning on June 1, 2025. Alternatively, according to the Series F Certificate of Designation, we may elect to pay the dividends entirely or partially in shares of Common Stock. Additionally, the Series F Certificate of Designation states that six months after the anniversary date of the maturity of our Amended & Restated Credit Agreement the dividend rate will increase to 25%. We elected to pay the June 1, 2025 dividend by issuing the Series F Preferred Stockholder 1,305,000 shares of Common Stock.

The Series F Preferred Stockholder may convert all or a portion its shares of Series F Preferred Stock into shares of Common Stock at any time at a Standard Conversion rate of 202.0202 shares of Common Stock per share of Series F Preferred Stock, subject to certain adjustments as described in the Series F Certificate of Designation. The Series F Preferred Stockholder also has the option to convert all or a portion of its shares of Series F Preferred Stock using an Alternative Conversion Rate (as defined in the Series F Certificate of Designation) in lieu of the conversion rate, subject to an Alternative Conversion Cap (as defined in the Series F Certificate of Designation) for each quarter. During the three and six months ended June 30, 2025, 2,250 and 3,250 shares of Series F Preferred Stock, respectively, were converted into 774,000 and 1,026,000 shares of Common Stock, respectively, using the Alternative Conversion.

We have determined that the Series F Preferred Stock should be classified as mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, we determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives and that the Series F Preferred Stock Warrants should be accounted for as liabilities because they are not considered indexed to our stock since the potential number of common shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on March 26, 2026.  On the date of issuance, in accordance with ASC 815, we recorded a liability of $19.4 million for the fair value of the Series F Preferred Stock embedded derivatives and a liability of $22.1 million for the fair value of the Series F Preferred Stock. As a result, on March 26, 2025, we recognized the Series F Preferred Stock in mezzanine equity based on its relative fair value of $98.8 million, after allocating $41.5 million of the proceeds to the embedded derivative features and the Series F Preferred Stock Warrants. Additionally, we recorded issuance costs of $12.2 million as a reduction to the allocated proceeds.

As of June 30, 2025, in accordance with ASC 480, we adjusted the value of the Series F Preferred Stock to reflect its maximum redemption amount of $164.6 million resulting in a $17.5 million decretion of the remeasurement of Series F Preferred Stock presented on the consolidated statement of operations for the three months ended June 30, 2025 and a $73.1 million accretion of the remeasurement of Series F Preferred Stock presented on the consolidated statement of operations for the six months ended June 30, 2025.

At-the-Market Sales Agreement. On June 20, 2025, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc. and Truist Securities, Inc., as managers. Pursuant to the Equity Distribution Agreement, we have the option to sell shares of our Common Stock up to an aggregate offering price of $75.0 million through the Managers. All Common Stock sold under the Equity Distribution Agreement, if any, will be made under our Registration Statement on Form S-3, which was declared effective on May 2, 2025.

We currently anticipate any net proceeds from the ATM Offering will be used for general corporate purposes, which may include, among other things, advancing our development and drilling program, repayment of existing indebtedness, or financing potential acquisition opportunities. Additionally, per the Series F Certificate of Designation, the Series F Preferred Stockholder could require us to use a portion of the net proceeds from sales of the ATM Offering to redeem a number of shares of its Series F Preferred Stock. As of June 30, 2025, we have not issued any shares under the ATM Offering.

Liquidity Analysis

For the three and six months ended June 30, 2025, we had net income attributable to Prairie Operating Co.’s common stockholders of $48.5 million and a net loss attributable to Prairie Operating Co.’s common stockholders of $45.0 million, respectively. We cannot predict if we will be able to sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent us from successfully operating and expanding our business. As of June 30, 2025, we had cash and cash equivalents of $10.7 million, a working capital deficit of $64.2 million, and an accumulated deficit of $86.7 million.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether we can meet our obligations, have adequate liquidity to operate, and maintain compliance with the applicable financial covenants of our Amended & Restated Credit Agreement, as discussed above. Significant assumptions used in our forecasted model of liquidity in the next 12 months include our current cash position and our ability to manage spending. Based on an assessment of these factors, management expects that our cash balance, expected revenues from our existing producing wells, and liquidity available under the Credit Facility, proceeds from the ATM Offering, and potential offerings under our effective Form S-3 registration statement will be sufficient to meet our obligations over the next 12 months and fulfill the financial covenant requirements under our Amended & Restated Credit Agreement.

As discussed above, following the amendment of our Credit Facility in March 2025, which increased the borrowing base to $475.0 million, our Form S-3 registration statement becoming effective in December 2024, and the launch of the ATM Offering in June 2025, we have the ability to access funds through various sources to meet our working capital needs. Our ability to borrow under our Amended & Restated Credit Agreement does not require action on the part of management, other than requesting the borrowing. As of June 30, 2025, we have availability of $88.0 million under the Credit Facility, which is more or equal to our liquidity needs; therefore, substantial doubt about our ability to continue as a going concern does not exist.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the accompanying condensed consolidated financial statements. These financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reports for assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Management believes its estimates and assumptions to be reasonable under these circumstances. Certain estimates and assumptions are inherently unpredictable and actual results could differ from those estimates. We have provided a full discussion of our significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in our 2024 Annual Report on Form 10–K for the fiscal year ended December 31, 2024. We have not changed any of our significant accounting policies, estimates, or judgements during the six months ended June 30, 2025.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025 our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2025, that were not otherwise disclosed in a Current Report on Form 8–K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non–Rule 10b5–1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S–K.

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

10.1	Securities Purchase Agreement, dated as of August 15, 2023, by and between Prairie Operating Co. and Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.2 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.2	Registration Rights Agreement, dated as of August 15, 2023, by and among Prairie Operating Co. and the holders thereto (incorporated by reference to Exhibit 10.3 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.3+	Deed of Trust, Mortgage, Assignment of As-Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated as of August 15, 2023, from Prairie Operating Co., as mortgagor, to Gregory O’Neill, as trustee, for the benefit of Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (incorporated by reference to Exhibit 10.4 of the amendment to the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
10.4	Non-Compensatory Option Purchase Agreement, dated as of August 30, 2023, by and among Prairie Operating Co., Gary C. Hanna, Edward Kovalik, Bristol Capital, LLC and Georgina Asset Management, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2023).
10.5#	Amended & Restated Prairie Operating Co. Long-Term Incentive Plan, effective as of August 25, 2023 (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.6#	Form of Restricted Stock Unit Award Agreement (for Non-Employee Directors and Consultants) (incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.7#	Form of Restricted Stock Unit Award Agreement (for Employees) (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.8#	Form of Amended and Restated Employment Agreement (President and CEO) (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.9#	Form of Amended and Restated Employment Agreement (Other Executive Officers) (incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 4 to Form S-1, filed with the SEC on October 24, 2023).
10.10	Master Services Agreement and Order Form, dated February 16, 2023, by and between Atlas Power Hosting, LLC and Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).
10.11+	Amended and Restated Purchase and Sale Agreement, dated as of May 3, 2023, by and among Prairie Operating Co., LLC, Exok, Inc. and Creek Road Miners, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).

10.12+	Support Agreement (Series B Preferred Stock), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.13+	Form of Support Agreement (Series C Preferred Stock) (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.14+	Support Agreement (Senior Secured Convertible Debenture), dated as of May 3, 2023, by and between Creek Road Miners, Inc. and Bristol Investment Fund, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.15+	Support Agreement (Senior Secured Convertible Debenture and Series A Preferred Stock), dated as of May 3, 2023, by and among Creek Road Miners, Inc., Barlock 2019 Fund, LP, Scott D. Kaufman and American Natural Energy Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.16	Purchase and Sale Agreement, dated as of February 6, 2025, by and between Prairie Operating Co., Otter Holdings, LLC, Prairie SWD Co., LLC, Prairie Gathering I, LLC, Bayswater Resources LLC, Bayswater Fund III-A, LLC, Bayswater Fund III-B, LLC, Bayswater Fund IV-A, LP, Bayswater Fund IV-B, LP, Bayswater Fund IV-Annex, LP and Bayswater Exploration & Production, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 7, 2025).
10.17	Amendment to Purchase and Sale Agreement, dated as of March 14, 2025, by and among Prairie Operating Co., Otter Holdings, LLC, Prairie SWD Co., LLC., Prairie Gathering I, LLC, Bayswater Resources LLC, Bayswater Fund III-A, LLC, Bayswater Fund III-B, LLC, Bayswater Fund IV-A, LP, Bayswater Fund IV-B, LP, Bayswater Fund IV-Annex, LP and Bayswater & Production, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 17, 2025).
10.18+	Securities Purchase Agreement, dated as of March 24, 2025, by and among Prairie Operating Co. and each of the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2025).
10.19	Amended and Restated Credit Agreement, dated as of March 26, 2025, by and among Prairie Operating Co., Citibank, N.A and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2025).
10.20	Registration Rights Agreement, dated as of March 26, 2025, by and between Prairie Operating Co. and Bayswater Resources LLC, Bayswater Fund III-A, LLC, Bayswater Fund III-B, LLC, Bayswater Fund IV-A, LP, Bayswater Fund IV-B, LP, Bayswater Fund IV-Annex, LP and Bayswater Exploration & Production, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2025).
10.21	Amendment No. 1 to the 2024 Amended & Restated Prairie Operating Co. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2025).
10.22	Equity Distribution Agreement, dated June 20, 2025, by and between Prairie Operating Co., Citigroup Global Markets Inc. and Truist Securities, Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2025).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (Rule 13a–14(a) or Rule 15d–14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (Rule 13a–14(a) or Rule 15d–14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Management contracts or compensatory plans or arrangements
+	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S–K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAIRIE OPERATING CO.

	By:	/s/ Edward Kovalik
Edward Kovalik
Date: August 12, 2025		Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gregory S. Patton
Gregory S. Patton
Date: August 12, 2025		Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

