Form 10-Q
period 2025-09-30
Prairie Operating Co.
filed 2025-11-14
CIK 1162896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 11, 2025
Common Stock, $0.01 par value	59,646,610

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,640	$5,192
Accounts receivable:
Oil, natural gas, and NGL revenue	48,716	3,024
Joint interest and other	24,130	9,275
Acquisition receivable	17,452	—
Derivative assets	13,134	—
Inventory	4,890	5
Prepaid expenses and other current assets	2,015	312
Note receivable	—	494
Total current assets	120,977	18,302

Property and equipment:
Oil and natural gas properties, successful efforts method of accounting including $75,816 and $70,462 excluded from depletable base as of September 30, 2025 and December 31, 2024, respectively	806,955	134,953
Other	20,881	94
Less: Accumulated depreciation, depletion, and amortization	(30,780)	(427)
Total property and equipment, net	797,056	134,620
Derivative assets	6,523	—
Debt issuance costs, net	13,495	1,731
Operating lease assets	1,604	1,323
Other non–current assets	133	578
Total assets	$939,788	$156,554

Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$81,952	$38,225
Ad valorem and production taxes payable	27,128	7,094
Oil, natural gas, and NGL revenue payable	35,181	2,366
Senior convertible note, at fair value	—	12,555
Derivative liabilities	—	2,446
Operating lease liabilities	749	323
Total current liabilities	145,010	63,009

Long–term liabilities:
Credit facility	417,000	28,000
Subordinated note – related party	1,458	4,609
Subordinated note warrants, at fair value – related party	300	4,159
Series F convertible preferred stock embedded derivatives, at fair value	11,596	—
Series F convertible preferred stock warrants, at fair value	62,776	—
SEPA, at fair value	—	790
Derivative liabilities	—	1,949
Ad valorem and production taxes payable	15,720	—
Oil, natural gas, and NGL revenue payable	20,869	—
Asset retirement obligation	3,185	227
Operating lease liabilities	989	1,043
Other long-term liabilities	361	—
Total long–term liabilities	534,254	40,777
Total liabilities	679,264	103,786

Commitments and contingencies (Note 12)

Mezzanine equity:
Series F convertible preferred stock; $0.01 par value; 50,000,000 shares authorized, and 129,000 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	158,687	—

Stockholders’ equity:
Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized, and 5,982 and 14,457 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock; $0.01 par value; 500,000,000 shares authorized, and 54,012,410 and 23,045,209 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	540	230
Treasury stock, at cost; 63,337 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	(442)	—
Additional paid–in capital	187,152	172,304
Accumulated deficit	(85,413)	(119,766)
Total stockholders’ equity	101,837	52,768
Total liabilities, mezzanine equity, and stockholders’ equity	$939,788	$156,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Crude oil sales	$64,906	$—	$133,635	$—
Natural gas sales	7,571	—	14,105	—
NGL sales	5,244	—	10,898	—
Total revenues	77,721	—	158,638	—

Operating expenses:
Lease operating expenses	15,371	—	28,732	—
Transportation and processing expenses	2,200	—	4,567	—
Ad valorem and production taxes	4,676	—	12,049	—
Depreciation, depletion, and amortization	16,037	—	30,353	—
Accretion of asset retirement obligation	76	—	147	—
Exploration expenses	40	25	785	524
General and administrative expenses	12,273	8,790	34,268	24,905
Total operating expenses	50,673	8,815	110,901	25,429
Income (loss) from operations	27,048	(8,815)	47,737	(25,429)

Other (expenses) income:
Interest expense	(9,039)	—	(19,541)	—
Realized gain on derivatives	8,012	—	12,175	—
Unrealized gain on derivatives	962	—	24,052	—
Loss on adjustment to fair value – embedded derivatives, debt, and warrants	(25,914)	—	(30,451)	—
Loss on issuance of debt	—	(3,039)	—	(3,039)
Interest income and other	218	430	381	538
Total other expenses	(25,761)	(2,609)	(13,384)	(2,501)

Income (loss) from operations before provision for income taxes	1,287	(11,424)	34,353	(27,930)
Provision for income taxes	—	—	—	—
Net income (loss) from continuing operations	1,287	(11,424)	34,353	(27,930)

Discontinued operations
Loss from discontinued operations, net of taxes	—	—	—	(1,045)
Net loss from discontinued operations	—	—	—	(1,045)
Net income (loss) attributable to Prairie Operating Co.	1,287	(11,424)	34,353	(28,975)
Series F preferred stock declared dividends	(4,252)	—	(7,540)	—
Series F preferred stock undeclared dividends	443	—	(1,204)	—
Remeasurement of Series F preferred stock	(19,986)	—	(93,087)	—
Net loss attributable to Prairie Operating Co. common stockholders	$(22,508)	$(11,424)	$(67,478)	$(28,975)

Loss per common share
Basic and diluted loss per share	$(0.44)	$(0.68)	$(1.66)	$(2.24)
Weighted average common shares outstanding
Basic and diluted	50,624,457	16,770,372	40,582,092	12,938,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Series D Preferred Stock Par value $0.01		Common Stock Par value $0.01		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2024	14,457	$—	23,045,209	$230	—	$—	$172,304	$(119,766)	$52,768
Conversion of Series D Preferred Stock	(8,475)	—	1,695,000	17	—	—	(17)	—	—
Conversion of Series F Preferred Stock	—	—	252,000	3	—	—	1,348	—	1,351
Issuance of Common Stock upon option exercise	—	—	2,333,334	23	—	—	560	—	583
Issuance of Common Stock upon Senior Convertible Note conversion	—	—	2,118,862	21	—	—	18,143	—	18,164
Issuance of Common Stock to fund Bayswater Acquisition, net of issuance costs	—	—	9,736,904	97	—	—	37,565	—	37,662
Issuance of common stock to seller as part of Bayswater Acquisition	—	—	3,656,099	37	—	—	15,963	—	16,000
Issuance of Common Stock related to stock–based compensation	—	—	144,915	1	—	—	(1)	—	—
Purchase of treasury stock	—	—	(40,196)	—	40,196	(336)	—	—	(336)
Stock–based compensation	—	—	—	—	—	—	1,324	—	1,324
Series F Preferred Stock undeclared dividends	—	—	—	—	—	—	(245)	—	(245)
Series F Preferred Stock deemed dividends	—	—	—	—	—	—	(90,612)	—	(90,612)
Net loss	—	—	—	—	—	—	—	(2,617)	(2,617)
March 31, 2025	5,982	—	42,942,127	429	40,196	(336)	156,332	(122,383)	34,042
Conversion of Series F Preferred Stock	—	—	774,000	8	—	—	3,413	—	3,421
Issuance of Common Stock for Series F Preferred Stock dividends	—	—	1,305,000	13	—	—	3,276	—	3,289
Issuance of Common Stock upon option exercise	—	—	483,870	5	—	—	45	—	50
Issuance of Common Stock related to stock–based compensation	—	—	130,619	1	—	—	(1)	—	—
Purchase of treasury stock	—	—	(17,049)	—	17,049	(82)	—	—	(82)
Stock–based compensation	—	—	—	—	—	—	2,398	—	2,398
Reclassification of Common Stock issuance costs	—	—	—	—	—	—	2,552	—	2,552
Series F Preferred Stock declared dividends	—	—	—	—	—	—	(3,289)	—	(3,289)
Series F Preferred Stock undeclared dividends	—	—	—	—	—	—	(1,402)	—	(1,402)
Remeasurement of Series F preferred stock	—	—	—	—	—	—	17,511	—	17,511
Net income	—	—	—	—	—	—	—	35,683	35,683
June 30, 2025	5,982	—	45,618,567	456	57,245	(418)	180,835	(86,700)	94,173
Conversion of Series F Preferred Stock	—	—	6,364,000	64	—	—	22,312	—	22,376
Issuance of Common Stock for Series F Preferred Stock dividends	—	—	1,806,000	18	—	—	3,933	—	3,951
Issuance of Common Stock upon option exercise	—	—	176,637	2	—	—	(2)	—	—
Issuance of Common Stock related to stock–based compensation	—	—	53,298	—	—	—	—	—	—
Purchase of treasury stock	—	—	(6,092)	—	6,092	(24)	—	—	(24)
Stock–based compensation	—	—	—	—	—	—	4,123	—	4,123
Common Stock issuance costs	—	—	—	—	—	—	(254)	—	(254)
Series F Preferred Stock declared dividends	—	—	—	—	—	—	(4,252)	—	(4,252)
Series F Preferred Stock undeclared dividends	—	—	—	—	—	—	443	—	443
Remeasurement of Series F preferred stock	—	—	—	—	—	—	(19,986)	—	(19,986)
Net income	—	—	—	—	—	—	—	1,287	1,287
September 30, 2025	5,982	$—	54,012,410	$540	63,337	$(442)	$187,152	$(85,413)	$101,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Series D Preferred Stock Par value $0.01		Series E Preferred Stock Par value $0.01		Common Stock Par value $0.01		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2023	20,627	$—	20,000	$—	9,826,719	$98	$118,928	$(78,854)	$40,172
Conversion of Series D Preferred Stock	(1,225)	—	—	—	245,000	2	(2)	—	—
Issuance of Common Stock upon warrant exercise	—	—	—	—	743,610	7	4,454	—	4,461
Stock–based compensation	—	—	—	—	—	—	2,067	—	2,067
Net loss	—	—	—	—	—	—	—	(9,037)	(9,037)
March 31, 2024	19,402	—	20,000	—	10,815,329	107	125,447	(87,891)	37,663
Conversion of Series D Preferred Stock	(2,895)	—	—	—	579,090	6	(6)	—	—
Issuance of Common Stock upon warrant exercise	—	—	—	—	836,130	8	5,008	—	5,016
Issuance of Common Stock related to stock–based compensation	—	—	—	—	334,312	3	(3)	—	—
Stock–based compensation	—	—	—	—	—	—	1,384	—	1,384
Net loss	—	—	—	—	—	—	—	(8,514)	(8,514)
June 30, 2024	16,507	—	20,000	—	12,564,861	124	131,830	(96,405)	35,549
Conversion of Series D Preferred Stock	(2,050)	—	—	—	410,000	4	(4)	—	—
Conversion of Series E Preferred Stock	—	—	(20,000)	—	4,000,000	40	(40)	—	—
Issuance of Common Stock upon warrant exercise	—	—	—	—	4,010,000	40	24,020	—	24,060
Issuance of Common Stock to fund NRO Acquisition, net of issuance costs	—	—	—	—	1,827,040	18	10,097	—	10,115
Issuance of Common Stock for SEPA commitment fee	—	—	—	—	100,000	1	599	—	600
Issuance of Common Stock related to stock-based compensation	—	—	—	—	6,862	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	2,385	—	2,385
Net loss	—	—	—	—	—	—	—	(11,424)	(11,424)
September 30, 2024	14,457	$—	—	$—	22,918,763	$227	$168,887	$(107,829)	$61,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss) from continuing operations	$34,353	$(27,930)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock–based compensation	7,845	5,835
Depreciation, depletion, and amortization	30,353	—
Unrealized gain on derivatives	(24,052)	—
Loss on adjustment to fair value – embedded derivatives, debt, and warrants	30,451	—
Non-cash SEPA commitment fee	—	600
Loss on issuance of debt	—	3,039
Amortization of deferred financing costs	3,902	—
Accretion of asset retirement obligation	147	—
Changes in operating assets and liabilities:
Accounts receivable	(54,162)	—
Prepaid expenses and other current assets	(1,703)	(96)
Inventory	(4,885)	—
Accounts payable and accrued expenses	23,710	12,453
Ad valorem and production taxes payable	8,627	—
Oil, natural gas, and NGL revenue payable	12,902	—
Other assets and liabilities	(104)	(19)
Net cash provided by (used in) continuing operating activities	67,384	(6,118)
Net cash provided by discontinued operations	—	460
Net cash provided by (used in) operating activities	67,384	(5,658)

Cash flows from investing activities:
Cash paid for Bayswater asset purchase	(467,461)	—
Cash paid for other asset purchases	(12,709)	—
Deposit for Nickel Road asset purchase	—	(9,000)
Return of Nickel Road asset purchase deposit	—	3,000
Transaction expenses paid related to Nickel Road asset purchase	—	(120)
Deposit on other oil and natural gas properties purchase	—	(382)
Development of oil and natural gas properties	(126,184)	(8,732)
Cash paid for leasehold property purchases	(3,015)	—
Cash received from payment on note receivable related to sale of cryptocurrency miners	833	252
Cash received from sale of cryptocurrency miners	—	1,000
Net cash used in investing activities	(608,536)	(13,982)

Cash flows from financing activities:
Proceeds from the issuance of Common Stock	43,817	15,000
Financing costs associated with issuance of Common Stock	(3,603)	(4,884)
Proceeds from the issuance of Series F Preferred Stock	148,250	—
Financing costs associated with the issuance of Series F Preferred Stock	(12,171)	—
Borrowings on the Credit Facility	389,000	—
Debt issuance costs associated with the Credit Facility	(15,670)	—
Payments of the Subordinated Note – related party	(3,214)	—
Proceeds from option exercise	633	—
Repurchases of treasury stock	(442)	—
Proceeds from the exercise of Series D and E Preferred Stock warrants	—	33,539
Proceeds from the issuance of the Subordinated Promissory Note – related party	—	3,000
Net cash provided by financing activities	546,600	46,655

Net increase in cash and cash equivalents	5,448	27,015
Cash and cash equivalents, beginning of the period	5,192	13,037
Cash and cash equivalents, end of the period	$10,640	$40,052

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

As of September 30, 2025, the Company’s assets included approximately 65,000 net leasehold acres in, on and under approximately 92,000 gross acres. In addition to growing production through its drilling operations, the Company intends to continue growing its business through accretive acquisitions, such as the NRO Acquisition (as defined herein), which closed in October 2024, the Bayswater Acquisition (as defined herein), which closed in March 2025, and the Edge Acquisition (as defined herein), which closed in July 2025 focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation. Refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition, Edge Acquisition, and the NRO Acquisition.

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

The condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. The condensed consolidated financial statements as of December 31, 2024 were derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2024.

Certain disclosures have been condensed or omitted from these condensed financial statements; however, the interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related note disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

These estimates and assumptions include estimates for reserve quantities and estimated future cash flows associated with proved reserves, reserves of credit losses, accruals for potential liabilities, the valuation of the subordinated promissory note (the “Subordinated Note”) warrants issued in the third quarter of 2024, discussed further in Note 10 – Debt, the valuation of the Series F Convertible Preferred Stock, $0.01 par value per share (“Series F Preferred Stock”), discussed further in Note 13 – Mezzanine Equity, the fair value of commodity derivative instruments, and the realization of deferred tax assets.

Segment Information

The Company operates in one business segment: the acquisition, development, and production of crude oil, natural gas, and NGLs (the “Reportable Segment”), primarily in the DJ Basin. This is consistent with the internal reporting provided to the Company’s executive team, made up of the Chairman & Chief Executive Officer, the President, and the Executive Vice President – Chief Financial Officer, who are considered the chief operating decision makers (“CODM”).

The Company’s Reportable Segment produces and sells crude oil, natural gas, and NGL volumes, which is reported as oil, natural gas, and NGL revenue on its condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. The Company’s revenue recognition policy and other accounting policies for its Reportable Segment are the same as its company-wide accounting policies discussed below in Note 2 – Summary of Significant Accounting Policies. The Reportable Segment’s major customers during the three and nine months ended September 30, 2025 are also discussed below in Note 2 – Summary of Significant Accounting Policies. Additionally, the Company did not have any intra-entity sales or transfers during the three and nine months ended September 30, 2025 or 2024, and the Reportable Segment’s significant expenses are the same as those reported on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

The CODM assesses the performance of the Reportable Segment and decides how to allocate resources based on the Company’s net income (loss), as reported on the condensed consolidated statements of operations. Additionally, net income (loss) on the condensed consolidated statements of operations is used to monitor budget versus actual results of the Reportable Segment and to benchmark against the Company’s competitors. The CODM’s measure of the Reportable Segment assets are reported as total assets on the condensed consolidated balance sheets.

Note 2 – Summary of Significant Accounting Policies

The Company has provided a full discussion of its significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in its Annual Report on Form 10–K for the fiscal year ended December 31, 2024. The Company has not changed any of its significant accounting policies during the nine months ended September 30, 2025.

Revenue Recognition

The Company recognizes revenue from the sales of oil, natural gas, and NGLs at the point that control of the produced oil, natural gas, and NGL volumes are transferred to the customer.

The Company considers the transfer of control to have occurred when the production is delivered to the purchaser because at that time, the purchaser has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the oil, natural gas, or NGL production. Transfer of control dictates the presentation of the Company’s transportation and processing expenses within its condensed consolidated statements of operations. Transportation and processing expenses incurred prior to the transfer of control are recorded gross within transportation and processing in the accompanying condensed consolidated statements of operations.

Additionally, the Company has made an accounting election to exclude certain qualifying taxes collected from customers and remitted to governmental authorities from its reported revenues and is presenting those amounts as a component of operating expense in the accompanying condensed consolidated statements of operations. The amounts due from purchasers are accrued in oil, natural gas, and NGL revenue accounts receivable on the accompanying condensed consolidated balance sheets. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between the Company’s revenue estimates and actual revenues have not been significant.

The following table presents the Company’s oil, natural gas, and NGL revenue disaggregated by revenue stream:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025 (1)	2024
	(In thousands)
Crude oil sales	$64,906	$—	$133,635	$—
Natural gas sales	7,571	—	14,105	—
NGL sales	5,244	—	10,898	—
Total revenues	$77,721	$—	$158,638	$—

(1)
Total revenues for the nine months ended September 30, 2025, include revenue from the assets acquired from Bayswater (as defined herein) beginning on March 26, 2025, the closing date of the Bayswater Acquisition (as defined herein), through September 30, 2025.

Marketing

One of the gas gathering and processing agreements acquired in the Bayswater Acquisition (as defined herein) requires a monthly minimum payment, which began in October 2019 and continues through September 2029. This monthly minimum payment is intended to reimburse the costs incurred by the counterparty to connect the gathering facility to the covered area. This gas gathering and processing agreement further allocates a portion of the counterparty’s firm commitments to transport natural gas liquids processed by the counterparty to those assets from July 2022 through September 2029. If the Company does not meet the minimum volume commitments under this agreement, it will be required to pay certain deficiency fees.

Treasury Stock

During the nine months ended September 30, 2025, the Company paid $0.4 million to repurchase 63,337 shares of vested restricted stock units from employees to cover such employees’ portion of the tax withholdings. The Company has presented the shares repurchased at cost as treasury stock on its condensed consolidated balance sheet as of September 30, 2025.

Supplemental Disclosures of Cash Flow Information

The following table presents non–cash investing and financing activities and supplemental cash flow disclosures relating to the cash paid for interest and income taxes for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Non–cash investing activities:
Increase in capital expenditure accruals and accounts payable	$13,019	$4,718
Equipment purchased in exchange for note payable	$560	$—
Bayswater transaction costs included in accrued liabilities	$6,035	$—
Additions to asset retirement obligation	$483	$—

Non–cash financing activities:
Common Stock issued to Bayswater as part of Bayswater Acquisition purchase price (1)	$16,000	$—
Common Stock issuance costs included in accrued liabilities (2)	$254	$—
Common Stock issued for SEPA commitment fee (3)	$—	$600
Common Stock issued upon conversion of Senior Convertible Note (4)	$18,164	$—
Common Stock issued upon conversion of Series D Preferred Stock	$8,475	$6,170
Common Stock issued upon conversion of Series E Preferred Stock	$—	$20,000
Common Stock issued upon conversion of Series F Preferred Stock	$27,148	$—
Common Stock issued for Series F Preferred Stock dividends (5)	$7,540	$—
Proceeds from Senior Convertible Note issuance not yet received, net of original issuance discount (6)	$—	$14,250
Proceeds from Subordinated Note issuance not yet received – related party (6)	$—	$2,000

Supplemental disclosure:
Cash paid for interest	$16,519	$—
Cash paid for income taxes	$—	$—

(1)
The Company issued approximately 3.7 million shares of Common Stock to Bayswater (as defined herein) as part of the Bayswater Purchase Price (as defined herein). Refer to Note 2 – Acquisitions for a discussion of the Bayswater Acquisition (as defined herein).

(2)
Relates to the Common Stock issued to partially fund the Bayswater Acquisition. Refer to Note 2 – Acquisitions for a discussion of the Bayswater Acquisition and Note 14 – Stockholders’ Equity for a discussion of the Common Stock issuance.

(3)
Pursuant to the Standby Equity Purchase Agreement (the “SEPA”), the Company issued 100,000 shares to YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”) as a commitment fee. Refer to Note 10 – Debt for a discussion of the SEPA.

(4)
During the nine months ended September 30, 2025, Yorkville, converted the remaining $11.3 million of the initial $15.0 million convertible promissory note (the “Senior Convertible Note”) in exchange for 2.1 million shares of Common Stock. Refer to Note 10 – Debt for a discussion of the Senior Convertible Note.

(5)
The Company elected to issue shares of Common Stock for the Series F Preferred dividends payable on June 1 and September 1, 2025. Refer to Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

(6)
Proceeds from the issuance of the Senior Convertible Note and the Subordinated Note were not received until October 1, 2024. Therefore, the Company recorded the unreceived proceeds as Financing receivables as of September 30, 2024. Refer to Note 10 – Debt for a discussion of the Senior Convertible Note and the Subordinated Note (as defined herein).

Income Taxes

The Company’s effective tax rate was 0% for each of the three and nine months ended September 30, 2025 and 2024. The Company’s effective income tax rates for each period differed significantly from the statutory rate primarily due to the recognition of a valuation allowance as a result of the Company’s tax structure.

The Company has assessed the realizability of its net deferred tax assets and that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of September 30, 2025, the Company has maintained a full valuation allowance against its deferred tax assets, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Additionally, the Company’s income tax filings will be subject to audit by various taxing jurisdictions. The Company will monitor the status of U.S. Federal, state and local income tax returns that may be subject to audit in future periods. No U.S. Federal, state and local income tax returns are currently under examination by the respective taxing authorities.

Recently Issued Tax Legislation

On July 4, 2025, Public Law 119-21, commonly referred to as One Big Beautiful Bill Act (“OBBB”) was signed into law, resulting in several changes to the U.S. federal income tax laws. The legislation includes several changes to federal tax regulations and makes permanent, extends, or modifies certain provisions of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act. These changes include, among others, permanently restoring earnings before interest, taxes, depreciation, and amortization expense-based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. All effects of changes in tax legislation are recognized in the condensed consolidated financial statements during the period of enactment. As such, the effects of the OBBB are reflected in the Company’s assessment of its valuation allowance as of September 30, 2025. The Company does not expect the OBBB to have a material effect on income tax expense for the year ending December 31, 2025.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board, including its Emerging Issues Task Force did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

The Company closed the Bayswater Acquisition effective March 26, 2025 and paid Bayswater cash for the as-adjusted closing purchase price of approximately $482.5 million, $15.0 million of which was deposited in escrow pending the Company’s acquisition of additional working interest (the “Additional Working Interest Acquisition”), which Bayswater acquired and assigned to the Company on April 11, 2025, and issued the Equity Consideration to Bayswater (collectively, the “Bayswater Purchase Price”). The Company funded the cash portion of the Bayswater Purchase Price with cash on hand, the proceeds from the issuance of Common Stock in a public offering, the proceeds from the issuance of the Series F Preferred Stock, and borrowings under its Credit Facility (as defined herein). Refer to Note 14 – Stockholders’ Equity for a discussion of the issuance of Common Stock, Note 13 – Mezzanine Equity for a discussion of the issuance of Series F Preferred Stock, and Note 10 – Debt for a discussion of the Credit Facility. On June 6, 2025, the Company received an interim settlement payment from Bayswater of $30.7 million, $16.1 million of which related to the time period between the post effective date to the close date of the acquisition, resulting in a decrease to the purchase price. The Company completed the final settlement with Bayswater on October 15, 2025, which resulted in the seller paying the Company $31.7 million, as such, the Company will finalize the purchase accounting for the Bayswater acquisition in the fourth quarter of 2025.

The Bayswater Acquisition has been accounted for as an asset acquisition in accordance with ASC 805. The estimated fair value of the consideration paid by the Company and the allocation of that amount to the underlying assets acquired and liabilities assumed, on a relative fair value basis, are recorded on the Company’s books as of March 26, 2025, the closing date of the Bayswater Acquisition. Additionally, costs directly related to the Bayswater Acquisition are capitalized as a component of the Bayswater Purchase Price. The preliminary allocation of the total Bayswater Purchase Price in the Bayswater Acquisition, on a relative fair value basis, is based upon management’s estimates of and assumptions related to the fair value of assets acquired and liabilities assumed as of the closing date using currently available information.

The following table presents the preliminary allocation of the Bayswater Purchase Price, as adjusted for the closing of the Additional Working Interest Acquisition, the interim settlement statement on June 6, 2025, and certain items included on the final settlement statement, which impacted the third quarter of 2025. The Company completed the final settlement with Bayswater on October 15, 2025, which resulted in the seller paying the Company $31.7 million, as such, the Company will finalize the purchase accounting for the Bayswater acquisition in the fourth quarter of 2025.

Preliminary Purchase Price Allocation:	(In thousands)
Consideration:
Cash consideration (1)	$466,402
Common stock issued to the sellers (2)	16,000
Direct transaction costs (3)	7,094
Total consideration	$489,496

Assets acquired:
Oil and natural gas properties (4)	$516,648
Other assets	29,031
Acquisition receivable (5)	14,685
$560,364
Liabilities assumed:
Accounts payable and accrued expenses (6)	$(68,540)
Asset retirement obligation, long-term	(2,328)
$(70,868)

(1)	Includes customary purchase price adjustments.
(2)	Represents approximately 3.7 million shares of Common Stock issued to Bayswater.
(3)
Represents transaction costs associated with the Bayswater Acquisition, which have been capitalized in accordance with ASC 805, $6.0 million of which are unpaid as of September 30, 2025 and are presented in accrued liabilities on the condensed consolidated balance sheet as of September 30, 2025 and as non-cash on the condensed consolidated statement of cash flows for the nine months ended September 30, 2025.

(4)	Includes the asset retirement obligation asset associated with the proved oil and natural gas properties.
(5)	Represents the remaining February 1 through March 25, 2025 revenue, net of operating expenses, which was received by the Company from Bayswater at final settlement on October 15, 2025.
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

Other 2025 Acquisitions

On July 2, 2025, the Company entered into an agreement to acquire certain assets from Edge Energy II LLC (“Edge Energy”) for a total purchase price of $12.5 million, subject to certain closing adjustments, payable in cash (the “Edge Acquisition”), subject to certain closing price adjustments, payable in cash (the “Edge Purchase Price”). Pursuant to the Edge Acquisition, the Company acquired 47 operated and non-operated wells on approximately 11,000 net acres. The Company closed the Edge Acquisition on July 3, 2025 and funded the transaction by borrowing on its Credit Facility (as defined herein). The Company finalized the purchase accounting for the Edge Acquisition in September 2025.

On August 8, 2025, the Company completed its third acquisition from Exok (as defined herein), acquiring approximately 5,500 net acres for $1.6 million (the “Third Exok Acquisition”). Refer to Note 15 – Common Stock Options and Warrants for a discussion of the First Exok Acquisition and Second Exok Acquisition.

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

The following table presents the allocation of the NRO Purchase Price, adjusted for the final settlement:

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

As of June 30, 2025 and December 31, 2024, the Company presented the Deferred Purchase Price payment as a note receivable on its condensed consolidated balance sheets, of which $0.4 million and $0.5 million, respectively, is classified as current, and of which less than $0.1 million and $0.2 million, respectively, is classified as non-current, based on when the payments are expected. In July 2025, the Company received $0.4 million to satisfy the remaining Deferred Purchase Price note receivable. Refer to Note 18- Related Party Transactions for a further discussion of the pay-off of the Deferred Purchase Price note receivable.

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

Note 5 – Derivative Instruments

The Company utilizes commodity derivative instruments to reduce its exposure to crude oil, natural gas, and NGL price volatility for a portion of its estimated production from its proved, developed, producing oil and natural gas properties. As of September 30, 2025, the Company only had commodity swap contracts outstanding, which guarantee a fixed price on contracted volumes over specified time periods. However, in the future, the Company may utilize other types of derivative instruments including call and purchased options, put spreads, collars, and three-way collars. All of the Company’s commodity derivative counterparties are large financial institutions with investment-grade credit ratings, as such, the Company believes it does not have any significant credit risk associated with its counterparties and does not currently anticipate any nonperformance from its counterparties.

As of September 30, 2025, the Company had the following outstanding crude oil, natural gas, and NGL derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate, NYMEX Henry Hub, and Mount Belvieu OPIS, respectively:

	Settling October 1, 2025 through December 31, 2025	Settling January 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028
Crude Oil Swaps:
Notional volume (Bbls)	717,598	2,241,616	1,592,503	471,907
Weighted average price ($/Bbl)	$67.85	$64.42	$64.16	$63.47
Natural Gas Swaps:
Notional volume (MMBtus)	3,017,447	11,413,134	9,874,626	4,406,357
Weighted average price ($/MMBtu)	$4.33	$4.08	$4.07	$4.00
Ethane Swaps:
Notional volume (Bbls)	85,845	288,956	232,375	51,809
Weighted average price ($/Bbl)	$11.91	$11.54	$11.05	$11.28
Propane Swaps:
Notional volume (Bbls)	149,550	509,724	417,744	94,220
Weighted average price ($/Bbl)	$28.74	$26.36	$26.51	$26.00
Iso Butane Swaps:
Notional volume (Bbls)	18,772	63,185	50,812	11,328
Weighted average price ($/Bbl)	$35.62	$33.92	$30.22	$29.63
Normal Butane Swaps:
Notional volume (Bbls)	51,933	174,809	140,580	31,343
Weighted average price ($/Bbl)	$38.32	$35.24	$31.37	$30.37
Pentane Plus Swaps:
Notional volume (Bbls)	38,716	130,321	104,802	23,366
Weighted average price ($/Bbl)	$46.17	$53.05	$52.40	$52.49

The Company recognizes all of its derivative instruments at fair value as assets or liabilities on the accompanying condensed consolidated balance sheets. The Company has not designated any of its derivative instruments as hedges for accounting purposes; therefore, it presents aggregate net gains or losses resulting from changes in the fair values of its outstanding derivatives as unrealized gains on derivatives and aggregate net gains or losses resulting from the settlement of derivative instruments during the period are recognized as realized gain on derivatives on the accompanying condensed consolidated statements of operations.

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

The following tables present the gross and net fair values of the Company’s derivative instruments recognized on the condensed consolidated balance sheets for the periods presented:

	September 30, 2025
	Gross Amounts Recognized	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balane Sheet
	(In thousands)
Current derivative assets	$13,698	$(554)	$13,134
Long-term derivative assets	$7,560	$(1,037)	$6,523

Current derivative liabilities	$(1,602)	$1,602	$—
Long-term derivative liabilities	$—	$—	$—

	December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset in Consolidated Balance Sheet	Net Amounts Presented on the Consolidated Balance Sheet
	(In thousands)
Current derivative assets	$—	$—	$—
Long-term derivative assets	$—	$—	$—

Current derivative liabilities	$(2,446)	$—	$(2,446)
Long-term derivative liabilities	$(1,949)	$—	$(1,949)

The following table presents the components of realized gain on derivatives and unrealized gain on derivatives reflected on the accompanying condensed consolidated statements of operations and cash flows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Cash received (paid) for derivative settlements, net:
Crude oil	$2,968	$—	$6,599	$—
Natural gas	5,345	—	6,307	—
NGLs	(301)	—	(731)	—
Total cash received for derivative settlements, net:	$8,012	$—	$12,175	$—
Non-cash (loss) gain on derivatives:
Crude oil	$(2,345)	$—	$21,061	$—
Natural gas	2,408	—	4,592	—
NGLs	899	—	(1,601)	—
Total non-cash gain on derivatives	962	—	24,052	—
Total gain on derivatives, net	$8,974	$—	$36,227	$—

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities on the condensed consolidated balance sheets approximate fair value because of their short–term nature.

Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s liabilities which were measured at fair value on a recurring basis as of the periods presented and their classification within the fair value hierarchy:

	Fair Value Measurement as of September 30, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Commodity derivative contracts	$19,657	$—	$19,657	$—
Liabilities:
Subordinated note warrants – related party	$300	$—	$—	$300
Series F Preferred Stock embedded derivatives	$11,596	$—	$—	$11,596
Series F Preferred Stock warrants	$62,776	$—	$—	$62,776

	Fair Value Measurement as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Commodity derivative contracts	$4,395	$—	$4,395	$—
SEPA	$790	$—	$—	$790
Senior convertible note	$12,555	$—	$—	$12,555
Subordinated note – related party	$4,609	$—	$4,609	$—
Subordinated note warrants – related party	$4,159	$—	$—	$4,159

Commodity derivative contracts. The fair values of the Company’s derivative instruments are measured on a recurring basis using a discounted cash flow model which considers various inputs such as quoted forward commodity prices, discount rates, and current market and contractual prices and terms for the underlying instruments, as well as other relevant data. These significant inputs are observable in the current market or can be corroborated by observable active market data and are therefore considered Level 2 inputs within the fair value hierarchy. As of September 30, 2025, the fair value of the Company’s commodity derivative contracts was an asset of $19.7 million, of which $13.1 million was considered a current asset. As of December 31, 2024, the fair value of the Company’s commodity derivative contracts was a liability of $4.4 million, of which $2.4 million was considered a current liability.

At the time of issuance, the Company determined that certain features of each of the financial instruments listed below required bifurcation and separate accounting as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). As a result, the Company elected the fair value option for the financial instruments listed below, and as such, it reflects these financial instrument liabilities at their fair value on its condensed consolidated balance sheet and reflects the changes in the fair values of the liabilities as loss on adjustment to fair value – embedded derivatives, debt, and warrants on its condensed consolidated statements of operations. The following table presents the changes in the Company’s financial instruments presented at fair value for the periods presented:

	September 30, 2025	December 31, 2024
	(In thousands)
SEPA, at the beginning of the period	$790	$—
(Gain) loss on adjustment to fair value	(790)	790
SEPA, at the end of the period	$—	$790

Senior convertible note, at the beginning of the period	$12,555	$—
Borrowing	—	14,250
Repayments	—	(3,748)
Conversions	(18,057)	—
Loss on adjustment to fair value	5,502	2,053
Senior convertible note, at the end of the period	$—	$12,555

Subordinated note – related party, at the beginning of the period	$4,609	$—
Borrowing	—	5,000
Repayments	(3,214)	(1,786)
Loss on issuance of debt	—	281
Loss on adjustment to fair value	63	1,114
Subordinated note – related party, at the end of the period	$1,458	$4,609

Subordinated note warrants – related party, at the beginning of the period	$4,159	$—
Loss on issuance of debt	—	2,758
(Gain) loss on adjustment to fair value	(3,859)	1,401
Subordinated note warrants – related party, at the end of the period	$300	$4,159

Series F Preferred Stock embedded derivatives, at the beginning of the period	$—	$—
Embedded derivatives recognized at issuance of Series F Preferred Stock	25,479	—
Gain on adjustment to fair value	(13,883)	—
Series F Preferred Stock embedded derivatives, at the end of the period	$11,596	$—

Series F Preferred Stock warrants, at the beginning of the period	$—	$—
Issuance of Series F Preferred Stock	22,115	—
Loss on adjustment to fair value	40,661	—
Series F Preferred Stock warrants, at the end of the period	$62,776	$—

The following table presents the face value and fair value of each financial instrument presented at fair value on the Company’s condensed consolidated balance sheet as of the periods presented:

	September 30, 2025		December 31, 2024
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
SEPA	$—	$—	$—	$790
Senior convertible note	—	—	11,252	12,555
Subordinated note – related party	1,458	1,458	3,214	4,609
Subordinated note warrants – related party	—	300	—	4,159
Series F Preferred Stock embedded derivatives	—	11,596	—	—
Series F Preferred Stock warrants	$—	$62,776	$—	$—

Standby Equity Purchase Agreement. On September 30, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, whereby, subject to certain conditions, the Company has the right, but not the obligation, to sell to Yorkville shares up to $40.0 million shares of Common Stock, at any time and in the amount as specified in the Company’s request (“Advance Notice”), during the commitment period commencing on September 30, 2024 (the “SEPA Effective Date”) and terminating on September 30, 2026. The Company determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. The Company engaged a third-party valuation expert to assist in preparing the fair value of the SEPA as of December 31, 2024. These estimates were derived using a Monte Carlo simulation model and significant inputs which were based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Pursuant to the Prairie Operating Co. Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”), the Company may only request an Advance Notice on the SEPA if the Series F Preferred Stock is fully converted or redeemed. As such, the Company has determined that the fair value of the SEPA as of September 30, 2025 is $0, resulting in a gain of $0.8 million, which is presented in loss on adjustment to fair value – embedded derivatives, debt, and warrants on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2025. Refer to Note 10 – Debt for a further discussion of the SEPA and Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

Senior Convertible Note. On September 30, 2024, the Company issued the Senior Convertible Note to Yorkville, with an interest rate of 8.00% and a maturity date of September 30, 2025. The Company determined that certain features of the Senior Convertible Note required bifurcation and separate accounting as embedded derivatives. As such, the Company elected the fair value option to account for the Senior Convertible Note; therefore, in accordance with ASC 815, the Company recorded the Senior Convertible Note at fair value and remeasured the fair value each reporting period with changes in fair value recognized in earnings. The Company engaged a third-party valuation expert to assist in preparing the fair value of the Senior Convertible Note as of December 31, 2024. These estimates were derived using a Monte Carlo simulation model and significant inputs which were based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

The Senior Convertible Note was fully converted throughout the first quarter of 2025. As a result, the Company recognized a loss on adjustment to fair value – embedded derivatives, debt, and warrants of $5.5 million on its condensed consolidated statement of operations for the nine months ended September 30, 2025. Refer to Note 10 – Debt for a further discussion of the Senior Convertible Note.

Subordinated Promissory Note. On September 30, 2024, the Company entered into a subordinated promissory note (the “Subordinated Note”) with First Idea Ventures LLC and The Hideaway Entertainment LLC (together, the “Noteholders”), in a principal amount of $5.0 million, which has a maturity date of March 17, 2027. The original Subordinated Note agreement had an interest rate of 10.00% and entitled the Noteholders to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. The Company determined that certain features of the Subordinated Note required bifurcation and separate accounting as embedded derivatives. As such, the Company elected the fair value option to account for the Subordinated Note; therefore, in accordance with ASC 815, the Company recorded the Subordinated Note at fair value and remeasured the fair value each reporting period with changes in fair value recognized in earnings. The Company engaged a third-party valuation expert to assist in preparing the fair value of the Subordinated Note as of December 31, 2024. These estimates were derived using a credit default valuation model using significant inputs which were considered unobservable inputs because they were corroborated by market data and are therefore considered Level 2 inputs within the fair value hierarchy.

On March 26, 2025, in connection with the closing and financing of the Bayswater Acquisition, the Company paid $3.2 million of the outstanding balance under the Subordinated Note. Pursuant to the terms of the payoff letter, the Company and the Noteholders agreed that the remaining $1.5 million outstanding balance on the Subordinated Note would be converted to principal, will accrue interest at a rate of 15% of per annum, and all principal and other amounts owed (other than interest) pursuant to the Subordinated Note will not be redeemable for any reason while any of the Company’s Series F Preferred Stock remain outstanding. Therefore, the Company has determined that changes to the Subordinated Note included in the payoff letter qualify as an extinguishment of debt and therefore elected to forgo the previous fair value option election. As such, the Company now presents the Subordinated Note at its face value of $1.5 million as of September 30, 2025. Refer to Note 10 – Debt for a further discussion of the Subordinated Note.

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

The Company engaged a third-party valuation expert to assist in preparing the fair value of the Subordinated Note Warrants as of September 30, 2025. These estimates were derived using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Subordinated Note Warrants – Monte Carlo Simulation Model	Key Inputs
Time to termination (years)	4.00
Stock price – as of September 30, 2025	$1.985
Exercise price	$8.89
Risk-free rate	3.61%
Equity volatility rate	85.0%

As of September 30, 2025, the fair value of the Subordinated Note Warrants was $0.3 million compared to $0.5 million and $4.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company recognized the changes in fair value of $0.2 million and $3.9 million as components of the loss on adjustment to fair value – embedded derivatives, debt, and warrants on its condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. Refer to Note 15 – Common Stock Options and Warrants for a further discussion of the Subordinated Note Warrants.

Series F Preferred Stock. On March 24, 2025, the Company entered into a securities purchase agreement with an investor (the “Series F Preferred Stockholder”), pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a stated value of $1,000 per share (the “Stated Value”), convertible into shares of Common Stock and (ii) upon the one-year anniversary of the issue date of the Series F Preferred Stock, subject to the satisfaction of certain conditions, warrants to purchase shares of Common Stock (“Series F Preferred Stock Warrants”) (collectively, the “Series F Preferred Offering”). On March 26, 2025, the Series F Preferred Offering closed, and the Company issued the Series F Preferred Stock to the Series F Preferred Stockholder. The Company has determined that the Series F Preferred Stock should be classified as mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, the Company determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives. Therefore, in accordance with ASC 815, the Company has recorded the embedded derivatives associated with the Series F Preferred Stock at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings.

The Company engaged a third-party valuation expert to assist in preparing the fair value of the Series F Preferred Stock embedded derivatives as of September 30, 2025. These estimates were derived using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Series F Preferred Stock Embedded Derivatives – Monte Carlo Simulation Model	Key Inputs
Time to termination (years)	3.42
Stock price – as of September 30, 2025	$1.985
Conversion rate	202.02
Stated dividend rate	12.0%
Transaction discount	34.7%
Risk-free rate	3.57%
Preferred equity volatility rate	51.0%

As of September 30, 2025, the fair value of the Series F Preferred Stock embedded derivatives was $11.6 million compared to $14.2 million as of June 30, 2025 and $25.3 million at the time of issuance, respectively, which is presented on the Company’s condensed consolidated balance sheet as a liability with a corresponding amount recognized as Series F Preferred Stock in mezzanine equity. The Company recognized the changes in fair value as components of the loss on adjustment to fair value – embedded derivatives, debt, and warrants on its condensed consolidated statements of operations for the three and nine months ended September 30, 2025. Refer to Note 13 – Mezzanine Equity for a further discussion of the Series F Preferred Stock.

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

The Company engaged a third-party valuation expert to assist in preparing the fair value of the Series F Preferred Stock Warrants as of September 30, 2025. These estimates were derived using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

Series F Preferred Stock Warrants – Monte Carlo Simulation Model	Key Inputs
Time to termination (years)	5.48
Stock price – as of September 30, 2025	$1.985
Exercise price	$6.59
Future value of one Series F Preferred Stock Warrant share	$0.54
Risk-free rate	3.72%
Equity volatility rate	90.0%

As of September 30, 2025, the fair value of the Series F Preferred Stock Warrants was $62.8 million compared to $43.7 million as of June 30, 2025 and $22.1 million at the time of issuance, respectively, which is presented on the Company’s condensed consolidated balance sheet as a liability with a corresponding amount recognized as Series F Preferred Stock in mezzanine equity. The Company recognized the changes in fair value of $19.1 million and $40.7 million as components of loss on adjustment to fair value – embedded derivatives, debt, and warrants on its condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. Refer to Note 15 – Common Stock Options and Warrants for a further discussion of the Series F Preferred Stock Warrants.

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

Note 7 – Property and Equipment, net

The Company’s property and equipment, net consisted of the following for the periods presented:

	September 30, 2025	December 31, 2024
	(In thousands)
Proved oil and natural gas properties	$731,139	$64,491
Less: Accumulated depletion	(30,343)	(422)
Proved oil and natural gas properties, net	700,796	64,069
Unproved oil and natural gas properties	32,662	32,435
Properties in development	43,154	38,027
Oil and natural gas properties, net	776,612	134,531

Other property and equipment	20,881	94
Less: Accumulated depreciation	(437)	(5)
Other property and equipment, net	20,444	89

Total property and equipment, net	$797,056	$134,620

Note 8 – Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligations for the periods presented:

	September 30, 2025	December 31, 2024
	(In thousands)
Asset retirement obligation, at the beginning of the period	$227	$—
Liabilities assumed in acquisitions	2.574	221
Liabilities incurred through development activities	237	—
Accretion of asset retirement obligation	147	6
Asset retirement obligation, at the end of the period	$3,185	$227

As of September 30, 2025, the asset retirement obligations liabilities assumed in acquisitions relate to the Bayswater Acquisition and the Edge Acquisition, completed in the first and third quarters of 2025, respectively. Refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition and Edge Acquisition. As of September 30, 2025, the asset retirement obligations liabilities incurred through development activities fully relate to the wells which came online during 2025.

Note 9 – Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following for the periods presented:

	September 30, 2025	December 31, 2024
	(In thousands)
Accounts payable related to capital expenditures	$23,718	$8,506
Accrued capital expenditures	16,362	14,136
Accounts payable related to operating and general & administrative expenses	17,395	10,779
Accrued operating expenses	9,982	435
Accrued transaction and financing costs (1)	6,361	423
Incentive compensation	4,897	2,571
Accrued interest	998	325
Other	2,239	1,050
Accounts payable and accrued expenses	$81,952	$38,225

(1)
Accrued transaction and financing costs as of September 30, 2025 are comprised of the remaining costs incurred to close the Bayswater Acquisition during the first quarter. The Company paid these costs upon receiving the final settlement payment from Bayswater on October 15, 2025. Refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition.

Note 10 – Debt

The Company’s debt balances consisted of the following for the periods indicated:

	September 30, 2025	December 31, 2024
	(In thousands)
Credit facility	$417,000	$28,000

SEPA	$—	$—
Fair value adjustment	—	790
SEPA, at fair value	$—	$790

Senior convertible note	$—	$11,252
Fair value adjustment	—	1,303
Senior convertible note, at fair value	$—	$12,555

Subordinated note – related party	$1,458	$3,214
Fair value adjustment	—	1,395
Subordinated note – related party	$1,458	$4,609

Credit Facility

On December 16, 2024, the Company, as borrower, entered into a reserve-based credit agreement (the “Credit Facility”) with Citibank, N.A. (“Citi”), as administrative agent and the financial institution party thereto (the “Credit Facility Agreement”). On February 3, 2025, the Company entered into the first amendment to the Credit Facility Agreement (the “Amended & Restated Credit Agreement”), which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million. On March 26, 2025, the Company, as borrower, entered into the Amended & Restated Credit Agreement with Citi, as administrative agent, and the financial institutions party thereto. On June 6, 2025, the Company entered into the First Amendment to the Amended & Restated Credit Agreement, which added Bank of America N.A. and West Texas National Bank as lenders under the Credit Facility. The Credit Facility is scheduled to mature on March 26, 2029, and the Amended & Restated Credit Agreement provides for a maximum credit commitment of $1.0 billion under the Credit Facility. As of September 30, 2025, the Amended & Restated Credit Agreement provided for a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million. The Amended & Restated Credit Agreement includes a $47.5 million sublimit for the issuance of letters of credit. The borrowing base is subject to semi-annual redeterminations based upon the value of the Company’s oil and gas properties as determined in a reserve report dated as of January and July of each year, subject to certain interim redeterminations.

As of September 30, 2025 and December 31, 2024, the Company had $417.0 million and $28.0 million, respectively, of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $58.0 million and $7.2 million, respectively, of availability for future borrowings and letters of credit. Borrowing under the Amended & Restated Credit Agreement bears interest, at the Company’s election, based upon the Term SOFR or Alternate Base Rate (each as defined in the Amended & Restated Credit Agreement), as applicable, plus an additional margin which is based on the percentage of the borrowing base being utilized, ranging from 2.75% to 3.75% per annum for Term SOFR loans (plus a 0.10% per annum adjustment) and 1.75% to 2.75% for Alternate Base Rate loans. There is also a commitment fee on the undrawn commitments, ranging from 0.375% to 0.50% based on the percentage of the borrowing base being utilized. During the three and nine months ended September 30, 2025, the Company recognized $8.0 million and $17.4 million, respectively, of interest expense related to the Credit Facility, which is presented as interest expense on the accompanying condensed consolidated statements of operations. Additionally, the Company had $13.5 million and $1.7 million of unamortized deferred financing costs associated with its Credit Facility as of September 30, 2025 and December 31, 2024, respectively, which are presented as a non-current asset on the condensed consolidated balance sheet. These costs will be amortized to interest expense on the accompanying condensed consolidated statements of operations on a straight-line basis over the life of the Credit Facility.

The Company is subject to certain financial covenants under the Credit Facility, which require the Company to maintain, for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025, a Net Leverage Ratio (as defined in the Amended & Restated Credit Agreement) of no greater than 3.00 to 1.00 and a Current Ratio (as defined in the Amended & Restated Credit Agreement) of at least 1.00 to 1.00. The Amended & Restated Credit Agreement also includes conditional equity cure rights that will enable the Company to cure certain breaches of these financial maintenance covenants. Further, beginning April 1, 2025, the Amended & Restated Credit Agreement requires the Company and its restricted subsidiaries to always hedge not less than 80% of projected production from their proved developed producing reserves and certain wells through March 31, 2028. As of September 30, 2025, the Company is in compliance with all covenants under the Amended & Restated Credit Agreement.

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

Guarantees. Prairie Operating Co. is a holding company which owns no operating assets and has no significant operations independent of its subsidiaries. The Credit Facility is guaranteed by all of Prairie Operating Co.’s restricted subsidiaries and is secured by a first-priority security interest on substantially all of its oil and natural gas properties and substantially all of its personal property assets, subject to customary exceptions. The assets, liabilities, and results of operations of Prairie Operating Co. and its guarantor subsidiaries are not materially different than the Company’s condensed consolidated financial statements.

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

The Company determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. As of December 31, 2024, the Company recorded the SEPA at its fair value of $0.8 million and recorded the corresponding $0.8 million as a component of loss on adjustment to fair value – embedded derivatives, debt, and warrants on its condensed consolidated statement of operations for the year ended December 31, 2024. The fair value of the SEPA as of December 31, 2024 was derived by a third-party using a Monte Carlo simulation model. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the SEPA.

Pursuant to the Series F Certificate of Designation, the Company may only request an Advance Notice on the SEPA if the Series F Preferred Stock is fully converted or redeemed. As such, the Company has determined that the fair value of the SEPA as of September 30, 2025 is $0, resulting in a gain of $0.8 million which is presented in loss on adjustment to fair value – embedded derivatives, debt, and warrants on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2025.

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

In December 2024, and in conjunction with the Credit Facility Agreement, the Company made a $3.7 million payment on the Senior Convertible Note, resulting in a principal balance of $11.3 million as of December 31, 2024. However, due to the election of the fair value option, the Company reported the Senior Convertible Note at its fair value of $12.6 million on its condensed consolidated balance sheet as of December 31, 2024. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Senior Convertible Note.

During the first quarter of 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock, resulting in a principal balance of $0 as of September 30, 2025. As a result, the Company recognized a loss on adjustment to fair value – embedded derivatives, debt, and warrants of $5.5 million on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2025.

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

Pursuant to the terms of the Subordinated Note, the Company issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, which vest in tranches based on the date of repayment of the Subordinated Note. As of September 30, 2025 and December 31, 2024, Subordinated Note Warrants providing the right to purchase 570,778 shares of Common Stock had vested and were outstanding. Refer to Note 15 – Common Stock Options and Warrants below for a further discussion of the Subordinated Note Warrants.

Pursuant to the Subordinated Note, the Company entered into a registration rights agreement (the “SPA Registration Rights Agreement”) with the Noteholders pursuant to which the Company agreed to file a registration statement registering the resale of the Common Stock underlying the Subordinated Note Warrants. The registration statement was declared effective by the SEC on December 20, 2024.

At the time of issuance, the Company determined that certain features of the Subordinated Note and the Subordinated Note Warrants required bifurcation and separate accounting as embedded derivatives. As such, the Company elected the fair value option to account for the Subordinated Note and the Subordinated Note Warrants; therefore, in accordance with ASC 815, the Company recorded the Subordinated Note and the Subordinated Note Warrants at fair value and remeasured the fair values each reporting period with changes in fair value recognized in earnings. As of December 31, 2024, the fair value of the Subordinated Note was $4.6 million. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Subordinated Note and the Subordinated Note Warrants. At the time of issuance, the total fair value of the Subordinated Note and the Subordinated Note Warrants exceeded the proceeds of $5.0 million; as a result, the Company has recognized a loss on debt issuance of $3.0 million on its condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

On March 26, 2025, in connection with the closing and financing of the Bayswater Acquisition, the Company paid $3.2 million of the outstanding balance under the Subordinated Note. Pursuant to the terms of the payoff letter, the Company and the Noteholders agreed that the remaining $1.5 million outstanding Subordinated Note balance would be converted to principal, will accrue interest at a rate of 15% of per annum, and all principal and other amounts owed (other than interest) pursuant to the Subordinated Note will not be redeemable for any reason while any of the Company’s Series F Preferred Stock remain outstanding. Therefore, the Company determined that changes to the Subordinated Note included in the payoff letter qualify as an extinguishment of debt and elected to forgo the previous fair value option election. As such, the Company now presents the Subordinated Note at its face value of $1.5 million as of September 30, 2025.

Note 11 – Leases

The Company determines if a contract contains a lease at its inception or as a result of an acquisition and makes certain assumptions and judgments when determining its right–of–use assets and lease liabilities. When determining whether a contract contains a lease, the Company considers whether there is an identified asset that is physically distinct, whether the supplier has substantive substitution rights, whether the Company has the right to obtain substantially all of the economic benefits from the use of the asset, and whether it has the right to control the asset. Certain lease agreements could include options to renew the lease, terminate the lease early, or purchase the underlying asset(s). The Company determines the lease term at the lease commencement date as the non–cancelable period of the lease, including any options to extend or terminate the lease when such an option is reasonably certain to be exercised. The Company recognizes variable lease payments in the period they are incurred. Certain leases contain both lease and non–lease components, which the Company has chosen to account for separately. As of September 30, 2025 and December 31, 2024, all of the Company’s leases were operating leases.

The Company capitalizes its operating right–of–use assets and corresponding lease liabilities separately on its condensed consolidated balance sheets, using the present value of the remaining lease payments over the determined lease term applying the implicit rate of the lease.

The following table presents the components of the Company’s operating leases on its condensed consolidated balance sheets for the periods presented:

	September 30, 2025	December 31, 2024
	(In thousands)
Operating leases:
Office space	$1,257	$1,083
Vehicles and equipment	347	240
Total right–of–use asset	$1,604	$1,323

Office space	$1,398	$1,141
Vehicles and equipment	340	225
Total lease liability	$1,738	$1,366

The Company’s weighted–average remaining lease terms and discount rates as of September 30, 2025 are as follows:

Operating Leases
Weighted–average lease term (years)	2.91
Weighted–average discount rate	10.2%

The Company has several operating leases for office spaces, vehicles, and equipment used in its daily operations, under non–cancelable operating leases expiring through 2030. The Company recognizes lease expense for these leases on a straight–line basis. The following table presents the components of the Company’s lease costs during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$288	$50	$682	$141
Short–term lease cost (1)	—	—	—	25
Variable lease cost (2)	88	3	206	10
Total lease cost	$376	$53	$888	$176

(1)
One of the Company’s office space operating leases, which expired in September 2024, had an initial lease term of less than 12 months and was considered a short-term lease. The Company does not capitalize short–term leases, instead the costs are expensed as they are incurred.

(2)	Variable lease costs include operating costs, such as parking costs and property taxes, associated with the Company’s office leases. The Company expenses variable lease costs as they are incurred.

The Company’s supplemental cash flow disclosures related to operating leases are presented below for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$578	$131
Right-of-use assets obtained in exchange for operating liabilities	$812	$1,020

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

Note 13 – Mezzanine Equity

The following table presents the changes in the Company’s mezzanine equity during the nine months ended September 30, 2025:

	Series F Preferred Stock
	Shares	Amount
		(In thousands)
Balance as of January 1, 2025	—	$—
Issuance of Series F Preferred Stock	148,250	148,250
Issuance costs	—	(12,171)
Adjustment to fair value at issuance date	—	(47,594)
Conversion of Series F Preferred Stock	(19,250)	(19,709)
Adjustment to maximum redemption value	—	89,911
Balance as of September 30, 2025	129,000	$158,687

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

The Series F Preferred Stockholder is entitled to receive, on a cumulative basis, whether or not authorized or declared, dividends on each share of Series F Preferred Stock at a rate per annum equal to 12%, on the amount equal to the sum of (a) the Stated Value plus (b) all accrued and unpaid dividends on such share of Series F Preferred Stock (including dividends accrued and unpaid on previously unpaid dividends). Dividends are payable to the Series F Preferred Stockholder in cash on March 1, June 1, September 1, and December 1 of each calendar year, beginning on June 1, 2025. Alternatively, according to the Series F Certificate of Designation, the Company may elect to pay the dividends entirely or partially in shares of Common Stock. Additionally, the Series F Certificate of Designation states that six months after the anniversary date of the maturity of the Company’s Amended & Restated Credit Agreement the dividend rate will increase to 25%. The Company elected to pay the June 1, 2025 and September 1, 2025 dividends by issuing the Series F Preferred Stockholder 1,305,000 shares and 1,806,000 shares, respectively, of Common Stock.

The Series F Preferred Stockholder may convert all or a portion of its shares of Series F Preferred Stock into shares of Common Stock at any time and from time to time. The initial conversion rate for the Series F Preferred Stock is 202.0202 shares of Common Stock per share of Series F Preferred Stock (the “Standard Conversion”), which is subject to certain adjustments as described in the Series F Certificate of Designation. The Series F Preferred Stockholder may also convert all or a portion of its shares of Series F Preferred Stock using an Alternative Conversion Rate (as defined in the Series F Certificate of Designation) in lieu of the Standard Conversion, subject to an Alternative Conversion Cap (as defined in the Series F Certificate of Designation) for each quarter. During the three and nine months ended September 30, 2025, 16,000 and 19,250 shares of Series F Preferred Stock, respectively, were converted into 6,364,000 and 7,390,000 shares of Common Stock, respectively, using the Alternative Conversion.

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

The Company has determined that the Series F Preferred Stock should be classified as mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, the Company determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives. On the date of issuance, in accordance with ASC 815, the Company recorded a liability of $25.5 million for the fair value of the Series F Preferred Stock embedded derivatives and a liability of $22.1 million for the fair value of the Series F Preferred Stock Warrants. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Series F Preferred Stock embedded derivatives and Series F Preferred Stock Warrants. As a result, on March 26, 2025, the Company recognized the Series F Preferred Stock as mezzanine equity based on its relative fair value of $92.6 million, after allocating $47.6 million of the proceeds to the embedded derivative features and the Series F Preferred Stock Warrants. Additionally, the Company recorded the issuance costs of $12.2 million as a reduction to the allocated proceeds. As of September 30, 2025, in accordance with ASC 480, the Company adjusted the value of the Series F Preferred Stock to reflect its maximum redemption amount of $158.7 million resulting in a remeasurement of Series F Preferred Stock of $20.0 million and $93.1 million presented on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.

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

In January 2025, Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (the “O’Neill Trust”) converted 8,000 shares of Series D Preferred Stock into 1,600,000 shares of Common Stock. As a result, the O’Neill Trust no longer holds any Series D Preferred Stock. During the nine months ended September 30, 2025, there were conversions of 8,475 shares of Series D Preferred Stock into 1,695,000 shares of Common Stock. There were no conversions during the three months ended September 30, 2025. During the three and nine months ended September 30, 2024, there were conversions of 2,050 and 6,170 shares of Series D Preferred Stock, respectively, into 410,000 and 1,234,090 shares of Common Stock, respectively. As of September 30, 2025 and December 31, 2024, there were 5,982 and 14,457 shares, respectively, of Series D Preferred Stock outstanding.

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

The Company’s obligations under the Series E Preferred Stock and the Series E PIPE Warrants were secured by a lien on the assets acquired in the Second Exok Acquisition (as defined herein) as described under the Deed of Trust, Mortgage, Assignment of As–Extracted Collateral, Security Agreement, Fixture Filing and Financing Statement, dated August 15, 2023 (“Deed of Trust”). On August 15, 2024, the lien on the assets acquired in the Second Exok Acquisition under the Deed of Trust was released in accordance with the terms and procedures set forth therein pursuant to the Consent and Agreement (as defined herein). Refer to Note 18 – Related Party Transactions for a further discussion of the Consent and Agreement with the O’Neill Trust.

During the year ended December 31, 2024, in connection with the Consent and Agreement, all of the Series E Preferred Stock shares outstanding were converted into 4,000,000 shares of Common Stock. As of September 30, 2025 and December 31, 2024, there were zero shares of Series E Preferred Stock outstanding.

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

The Company currently anticipates any net proceeds from the ATM Offering will be used for general corporate purposes, which may include, among other things, advancing its development and drilling program, repayment of existing indebtedness or financing potential acquisition opportunities. Additionally, as discussed in Note 13 – Mezzanine Equity, per the Series F Certificate of Designation, the Series F Preferred Stockholder could require the Company to use a portion of the net proceeds from sales of the ATM Offering to redeem a number of shares of its Series F Preferred Stock. As of September 30, 2025, the Company has not issued any shares under the ATM Offering.

Treasury Stock

During the nine months ended September 30, 2025, the Company paid $0.4 million to repurchase 63,337 shares of vested restricted stock units from employees to cover such employees’ portion of the tax withholdings. The Company has presented the shares repurchased at cost as treasury stock on its condensed consolidated balance sheet as of September 30, 2025.

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

On March 31, 2025, Bristol Capital paid $0.6 million to exercise its option to purchase 2,333,334 shares of Common Stock, which were issued by the Company on the same day. Additionally, during the second quarter of 2025, Westwood paid $0.1 million to exercise their option to purchase 200,000 shares of Common Stock and Rose Hill exercised their cashless option and received 283,870 shares of Common Stock. In September 2025, Anchorman exercised their cashless option and received 176,636 shares of Common Stock. As of September 30, 2025, 4,966,666 shares of Common Stock remain issuable upon the exercise of the Merger Options. As of September 30, 2025, the Merger Options have a weighted average remaining contractual life of 0.6 years.

Legacy Warrants

Upon the Merger, the Company assumed warrants to purchase 53,938 shares of the Company’s Common Stock with a weighted average exercise price of $47.61 per share (the “Legacy Warrants”). As of September 30, 2025 and December 31, 2024, 37,138 Legacy Warrants providing the right to purchase shares of Common Stock were outstanding with a weighted average remaining contractual life of 0.5 years.

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

No Series D A Warrants were exercised during the three and nine months ended September 30, 2025 or 2024. As of September 30, 2025 and December 31, 2024, Series D A Warrants providing the right to purchase 3,215,761 shares of Common Stock, respectively, were outstanding with a remaining contractual life of 2.6 and 3.3 years, respectively.

During the six months ended June 30, 2024, the remainder of the Series D B Warrants to purchase 1,400,250 shares of Common Stock were exercised for total proceeds to the Company of $8.4 million, resulting in no outstanding Series D B Warrants as of December 31, 2024 or September 30, 2025.

Series E PIPE Warrants

The Series E PIPE Warrants provide the warrant holders with the right to purchase 8,000,000 shares of Common Stock at an exercise price of $6.00 per share. The Series E A Warrants expire on August 15, 2028 and the Series E B Warrants expired on August 15, 2024. All such warrants must be exercised for cash.

As of September 30, 2025 and December 31, 2024, Series E A Warrants providing the right to purchase 4,000,000 shares of Common Stock with a remaining contractual life of 2.9 and 3.6 years, respectively, were outstanding.

During the year ended December 31, 2024, all of the Series E B Warrants were exercised, resulting in the issuance of 4,000,000 shares of Common Stock, for total proceeds to the Company of $24.0 million, resulting in no outstanding Series E B Warrants as of December 31, 2024 or September 30, 2025.

Exok Warrants

Upon closing of the Merger, the Company consummated the purchase of oil and gas leases from Exok, Inc. (“Exok”), including all of Exok’s right, title, and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data, and records, for $3.0 million (the “First Exok Acquisition”). On August 15, 2023, Prairie LLC exercised the option it acquired in the First Exok Acquisition and purchased additional oil and gas leases from Exok, consisting of approximately 25,240 net leasehold acres in, on and under approximately 32,580 gross acres (the “Second Exok Acquisition”) for total consideration of $25.3 million. The total consideration consisted of $18.0 million in cash to Exok, which was funded with the Series E PIPE, and equity consideration to certain affiliates of Exok consisting of (i) 670,499 shares of Common Stock, and (ii) 670,499 warrants providing the right to purchase shares of Common Stock at $7.43 per share (the “Exok Warrants”). The Exok Warrants provide the warrant holders with the right to purchase shares of Common Stock at an exercise price of $7.43 per share. The Exok Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. On September 30, 2025 and December 31, 2024, 670,499 Exok Warrants providing the right to purchase shares of Common Stock were outstanding with a remaining contractual life of 2.9 and 3.6 years, respectively.

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

The Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Subordinated Note Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of September 30, 2025 and December 31, 2024, the fair value of the Subordinated Note Warrants is $0.3 million and $4.2 million, respectively. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Subordinated Note Warrants.

As of September 30, 2025 and December 31, 2024, Subordinated Note Warrants providing the right to purchase 570,778 shares of Common Stock with a remaining contractual life of 4.0 years and 4.8 years, respectively, had vested and were outstanding.

Series F Preferred Stock Warrants

As discussed in Note 13 – Mezzanine Equity above pursuant to the securities purchase agreement with the Series F Preferred Stockholder, upon the one-year anniversary of the issuance date of the Series F Preferred Stock, if any Series F Preferred Stock is outstanding, and the other conditions set forth in the Series F Certificate of Designation have been satisfied, the Company will issue to the Series F Preferred Stock Warrants to the Series F Preferred Stockholder. The Series F Preferred Stock Warrants allow the Series F Preferred Stockholder to purchase a number of shares of the Company’s Common Stock equal to the quotient of (1) 125% of the Stated Value of all Series F Preferred Stock held on the original issuance date of the Series F Preferred Stock (the “Original Issuance Date”), divided by (2) the average of the 10 daily volume-weighted average per share trading prices of the Company’s Common Stock during the 10 trading days prior to the original issuance date. As of September 30, 2025, no Series F Preferred Stock Warrants were outstanding and exercisable.

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

The Company has determined that the Series F Preferred Stock Warrants are not considered indexed to the Company’s own stock because the potential number of common shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on March 26, 2026. As such, the Company has determined that the Series F Preferred Stock Warrants should be accounted for as liabilities pursuant to ASC 480. In accordance with ASC 815, the Company has recorded the Series F Preferred Stock Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of September 30, 2025, the fair value of the Series F Preferred Stock Warrants was $62.8 million compared to $43.7 million as of June 30, 2025 and $22.1 million at the time of issuance, respectively, which is presented on the Company’s condensed consolidated balance sheet as a liability with a corresponding amount recognized as Series F Preferred Stock in mezzanine equity. The Company recognized the changes in fair value of $19.1 million and $40.7 million as components of loss on adjustment to fair value – embedded derivatives, debt, and warrants on its condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. Refer to Note 6 – Fair Value Measurements for a further discussion of the fair value of the Series F Preferred Stock Warrants.

Note 16 – Long–Term Incentive Compensation

Incentive Award Plan

The Company’s long–term incentive plan for employees, directors, consultants, and other service providers (as amended and restated effective as of September 5, 2024, and as may be further amended from time to time, the “LTIP”) provides for the grant of all or any of the following types of equity–based awards: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSUs”), which may also include performance stock awards (“PSUs”); (vi) stock awards; (vii) dividend equivalents; (viii) other stock–based awards; (ix) cash awards; and (x) substitute awards. During the three months ended June 30, 2025, the Company received shareholder approval to increase the number of shares available for issuance under the LTIP, resulting in the reservation of 15,000,000 total shares of Common Stock for issuance pursuant to awards under the LTIP. As of September 30, 2025, 3,051,080 shares are available for grant under the LTIP.

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

The following table presents the Company’s equity–classified RSU activity for the nine months ended September 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2024	999,825	$12.18
Granted	5,622,675	$2.74
Vested	(275,537)	$12.84
Forfeitures	(125,755)	$12.21
Unvested units as of September 30, 2025	6,221,208	$3.54

During the three and nine months ended September 30, 2025, the Company recognized stock–based compensation costs of $2.7 million and $4.8 million, respectively, related to its equity–classified RSUs. During the three and nine months ended September 30, 2024, the Company recognized stock–based compensation costs of $1.7 million and $5.0 million, respectively, related to its equity–classified RSUs.

As of September 30, 2025, there was $15.9 million of total unrecognized compensation cost related to the Company’s unvested equity–classified RSUs, which is expected to be recognized over a weighted–average period of 2.3 years.

Equity–Classified Performance Stock Units

In September 2025 and 2024, the Company granted PSUs to certain of its employees. The PSUs vest and become earned upon the achievement of certain performance goals based on the Company’s relative total shareholder return as compared to the performance peer group during the performance period, in each case, at the end of a three-year performance period, and generally subject to the employees continued service throughout the performance period. Per the PSU agreements, these awards can be settled in either stock or cash, as determined by the Compensation Committee of the Board (the “Committee”); however, unless the Committee determines otherwise, these PSUs will be settled in stock; therefore, the Company classified these PSUs as equity awards. The number of shares of Common Stock that a holder of the PSUs earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted, as determined by the Company’s total shareholder return relative to a group of peers over the performance period, which represents a market condition per ASC Topic 718, Compensation—Stock Compensation. The fair value of these PSUs awards was derived by a third party using a Monte Carlo simulation model as of the grant date.

The following table presents the Company’s equity–classified PSU activity for the nine months ended September 30, 2025:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2024	313,440	$23.10
Granted	4,489,223	$3.18
Vested	(31,976)	$23.10
Forfeitures	(23,602)	$23.10
Unvested units as of September 30, 2025	4,747,085	$4.51

During the three and nine months ended September 30, 2025, the Company recognized stock–based compensation costs of $1.4 million and $3.0 million, respectively, related to its equity–classified PSUs. During the three and nine months ended September 30, 2024, the Company recognized stock–based compensation costs of $0.7 million and $0.9 million, respectively, related to its equity–classified PSUs.

As of September 30, 2025, there was $16.4 million of total unrecognized compensation cost related to the Company’s unvested equity–classified PSUs, which is expected to be recognized over a weighted–average period of 2.5 years.

Liability–Classified Restricted Stock Units

The Company also granted RSUs to certain of its directors and advisors, which primarily vest one year following the grant date, subject to the director’s or advisor’s continued service through the applicable vesting date. Such RSUs are payable 60% in Common Stock and 40% in either cash or Common Stock (or a combination thereof), as determined by the Committee. The Company has accounted for the portion of the awards that can be settled in cash as liability–classified awards and accordingly records the changes in the market value of the instruments to general and administrative expense over the vesting period of the award.

The following table presents the Company’s liability–classified RSU activity for the nine months ended September 30, 2025:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2024	24,366	$12.80
Granted	77,720	$2.74
Vested	(21,319)	$3.93
Forfeitures	(3,046)	$8.84
Unvested units as of September 30, 2025	77,721	$2.74

During each of the three and nine months ended September 30, 2025, the Company recognized stock–based compensation costs of less than $0.1 million related to its liability–classified RSUs. During the three and nine months ended September 30, 2024, the Company recognized stock–based compensation costs of $0.1 million and $0.2 million, respectively, related to its liability–classified RSUs.

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

The following table presents the calculations of basic and diluted loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except share amounts)
Basic and diluted:
Net loss attributable to Prairie Operating Co. common stockholders	$(22,508)	$(11,424)	$(67,478)	$(28,975)
Net loss allocated to participating securities	—	—	—	—
Net loss attributable to Prairie Operating Co. common stockholders – basic and diluted	$(22,508)	$(11,424)	$(67,478)	$(28,975)

Weighted average shares outstanding – basic and diluted	50,624,457	16,770,372	40,582,092	12,938,342

Basic and diluted loss per share	$(0.44)	$(0.68)	$(1.66)	$(2.24)

The following table presents the potentially dilutive securities which were not included in the computation of diluted loss per share for the periods presented because their inclusion would be anti–dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive securities:
Merger Options (1)	4,966,666	—	4,966,666	—
Restricted stock and performance stock units (2)	11,046,012	1,050,909	11,046,012	1,050,909
Common stock warrants (3)	191,867,174	9,064,951	191,867,174	9,064,951
Series D Preferred Stock	1,196,336	2,891,336	1,196,336	2,891,336
Series F Preferred Stock (4)	136,211,180	—	136,211,180	—
Senior Convertible Note (5)	—	2,021,823	—	2,021,823

(1)	The Merger Options became exercisable upon the closing of the Bayswater Acquisition on March 26, 2025. Refer to Note 15 – Common Stock Options and Warrants for a discussion of the Merger Options.
(2)
As of September 30, 2025 and 2024, all of the restricted stock and performance stock units presented were unvested. Refer to Note 16 – Long–Term Incentive Compensation for a discussion of the restricted stock units and performance stock units.

(3)
Includes the maximum amount of Series F Preferred Stock Warrants as of September 30, 2025, none of which have been issued. Refer to Note 15 – Common Stock Options and Warrants for a discussion of the Series F Preferred Stock Warrants.

(4)
Assumes the maximum number of converted shares using the Alternative Conversion at the NASDAQ minimum floor price, as defined in the Series F Certificate of Designation, as of September 30, 2025. Refer to Note 13 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

(5)
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

Series E PIPE. As described in Note 15 – Common Stock Options and Warrants, to fund the Second Exok Acquisition, the Company entered into a securities purchase agreement with the Series E PIPE Investor, the O’Neill Trust, on August 15, 2023, pursuant to which the Series E PIPE Investor agreed to purchase, and the Company agreed to sell to the Series E PIPE Investor, for an aggregate of $20.0 million, securities consisting of (i) 39,614 shares of Common Stock, (ii) 20,000 shares of Series E Preferred Stock, and (iii) Series E PIPE Warrants to purchase 8,000,000 shares of Common Stock, each at a price of $6.00 per share, in a private placement. Refer to Note 14 – Stockholders’ Equity and Note 15 – Common Stock Options and Warrants for a further discussion of the Series E PIPE.

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

Discontinued Operations – Deferred Purchase Price Note Receivable. In January 2024, the Company completed the Crypto Sale, resulting in a Deferred Purchase Price note receivable of $1.0 million. In July 2025, Fifty Shades Limited, an entity controlled by Jonathan H. Gray, a director of the Company, paid off the Deferred Purchase Price note receivable for $0.4 million. Refer to Note 4 – Discontinued Operations for a further discussion of the Crypto Sale and the Deferred Purchase Price note receivable.

Note 19 – Subsequent Events

Bayswater Final Settlement

The Company completed the final settlement with Bayswater on October 15, 2025, which resulted in Bayswater paying the Company $31.7 million, as such, the Company will finalize the purchase accounting for the Bayswater Acquisition in the fourth quarter of 2025.

Hedging Program

In October and November 2025, the Company executed a portfolio of hedges to maintain the hedging requirement under its Amended & Restated Credit Agreement. These hedges secured prices of $60.45 per barrel through the rest of 2025, $60.02 per barrel in 2026 and 2027, and $60.62 per barrel through the fourth quarter of 2028, and $4.07 per MMBtu through 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with our condensed consolidated financial statements and related notes to those financial statements that are included elsewhere in this report, as well as our audited consolidated financial statements and related notes and the related “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Additionally, refer to “Cautionary Statement Regarding Forward-looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

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

As of September 30, 2025, our assets included approximately 65,000 net leasehold acres in, on and under approximately 92,000 gross acres. We strive to deliver energy in an environmentally efficient manner by deploying next-generation technology and techniques. In addition to growing production through our drilling operations, we intend to continue growing our business through accretive acquisitions, such as the NRO Acquisition, which closed in October 2024, the Bayswater Acquisition, which closed in March 2025, and the Edge Acquisition, which closed in July 2025, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation.

Recent Developments

Edge Acquisition

On July 2, 2025, we entered into an agreement to acquire certain assets from Edge Energy for a total purchase price of $12.5 million, subject to certain closing price adjustments, payable in cash. Pursuant to the Edge Acquisition, we acquired 47 operated and non-operated wells on approximately 11,000 net acres. We closed the Edge Acquisition on July 3, 2025 and funded the transaction by borrowing on our Credit Facility. Additionally, the Edge Acquisition assets include the fully permitted Simpson pad, which we began developing in August 2025, as well as 7 other fully permitted locations.

Third Exok Acquisition

On August 8, 2025, we completed the Third Exok Acquisition and acquired approximately 5,500 net acres from Exok for $1.6 million.

Bayswater Acquisition and Funding Transactions

On February 6, 2025, we and certain of our subsidiaries entered into the Bayswater PSA with Bayswater, pursuant to which we and certain of our subsidiaries agreed to acquire the Bayswater Assets from Bayswater for a purchase price of $602.8 million, subject to certain closing price adjustments.

On March 26, 2025, we amended and restated our Credit Facility Agreement. The Credit Facility is scheduled to mature on March 26, 2029, and the Amended & Restated Credit Agreement provides for a maximum credit commitment of $1.0 billion under the Credit Facility. As of September 30, 2025, the Amended & Restated Credit Agreement had a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million. Further, on March 26, 2025, we issued Common Stock in a public offering, resulting in proceeds of $41.4 million, net of $2.4 million of underwriting discounts and commissions, and issued the Series F Preferred Stock, resulting in approximately $137.2 million of net proceeds, after deducting the advisor fees and offering expenses.

We closed the Bayswater Acquisition on March 26, 2025, paying approximately $482.5 million in cash to Bayswater, $15.0 million of which was deposited in escrow pending the completion of the Additional Working Interest Acquisition, which Bayswater acquired and assigned to us on April 11, 2025, and issuing 3,656,099 shares of our Common Stock to Bayswater. We funded the cash portion of the Bayswater Purchase Price with cash on hand, the proceeds from the issuance of Common Stock and the issuance of the Series F Preferred and borrowings under our Credit Facility. On June 6, 2025, we received an interim settlement payment from Bayswater of $30.7 million, $16.1 million of which related to the time period between the post effective date to the close date of the acquisition, which resulted in a decrease to the purchase price. We completed the final settlement with Bayswater on October 15, 2025, which resulted in Bayswater paying us $31.7 million, as such, we will finalize the purchase accounting for the Bayswater Acquisition in the fourth quarter of 2025. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of issuance of the Series F Preferred Stock and Credit Facility.

Drilling and Completion Activities

On April 1, 2025, we launched the development program at our Rusch pad development in Weld County, which consists of 11 two-mile lateral wells. The Rusch wells came online late in September 2025 and are expected to contribute meaningful production in the fourth quarter of 2025.

On April 28, 2025, we announced our plan to begin completions on nine previously drilled but uncompleted wells acquired in the recent Bayswater Acquisition. Completion activities at the Opal Coalbank pad began in May 2025, and the wells came online mid-July 2025 with initial average two-stream gross production of 525 Boe/d.

On June 1, 2025, after we completed drilling at our Rusch pad, we moved the drilling rig to our Noble pad development in Weld County, which consists of 7 wells. As of September 30, 2025, the Noble pad is in the drill-out phase with first production expected in the fourth quarter of 2025.

In September 2025, after we completed drilling at our Noble pad, we moved the drilling rig to our recently acquired Simpson pad development in Weld County, which consists of 6 wells. Completion activities at the Simpson pad are expected to be finalized in the fourth quarter of 2025 and first production is expected towards the end of 2025.

Hedging Program

In October and November 2025, we executed a portfolio of hedges to maintain the hedging requirement under our Amended & Restated Credit Agreement. These hedges secured prices of $60.45 per barrel through the rest of 2025, $60.02 per barrel in 2026 and 2027, and $60.62 per barrel through the fourth quarter of 2028, and $4.07 per MMBtu through 2027.

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

We anticipate the net proceeds from the ATM Offering will be used for general corporate purposes, which may include, among other things, advancing our development and drilling program, repayment of existing indebtedness, or financing potential acquisition opportunities. As of September 30, 2025, we have not issued any shares under the ATM Offering.

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

As of September 30, 2025, we had the following outstanding crude oil, natural gas, and NGL derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate, NYMEX Henry Hub, and Mount Belvieu OPIS, respectively:

	Settling October 1, 2025 through December 31, 2025	Settling January 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028
Crude Oil Swaps:
Notional volume (Bbls)	717,598	2,241,616	1,592,503	471,907
Weighted average price ($/Bbl)	$67.85	$64.42	$64.16	$63.47
Natural Gas Swaps:
Notional volume (MMBtus)	3,017,447	11,413,134	9,874,626	4,406,357
Weighted average price ($/MMBtu)	$4.33	$4.08	$4.07	$4.00
Ethane Swaps:
Notional volume (Bbls)	85,845	288,956	232,375	51,809
Weighted average price ($/Bbl)	$11.91	$11.54	$11.05	$11.28
Propane Swaps:
Notional volume (Bbls)	149,550	509,724	417,744	94,220
Weighted average price ($/Bbl)	$28.74	$26.36	$26.51	$26.00
Iso Butane Swaps:
Notional volume (Bbls)	18,772	63,185	50,812	11,328
Weighted average price ($/Bbl)	$35.62	$33.92	$30.22	$29.63
Normal Butane Swaps:
Notional volume (Bbls)	51,933	174,809	140,580	31,343
Weighted average price ($/Bbl)	$38.32	$35.24	$31.37	$30.37
Pentane Plus Swaps:
Notional volume (Bbls)	38,716	130,321	104,802	23,366
Weighted average price ($/Bbl)	$46.17	$53.05	$52.40	$52.49

Edge Acquisition

On July 2, 2025, we entered into an agreement to acquire certain assets from Edge Energy for a total purchase price of $12.5 million, subject to certain closing price adjustments, payable in cash. Pursuant to the Edge Acquisition, we acquired 47 operated and non-operated wells on approximately 11,000 net acres. We closed the Edge Acquisition on July 3, 2025 and funded the transaction by borrowing on our Credit Facility.

Bayswater Acquisition

As discussed above, we closed the Bayswater Acquisition on March 26, 2025, for total cash consideration $482.5 million, $15.0 million of which was deposited in escrow pending the completion of the Additional Working Interest Acquisition, which Bayswater acquired and assigned to us on April 11, 2025, and we issued the Equity Consideration to Bayswater. On June 6, 2025, we received an interim settlement payment from Bayswater of $30.7 million, $16.1 million of which related to the time period between the post effective date to the close date of the acquisition, resulting in a decrease in the purchase price. We completed the final settlement with Bayswater on October 15, 2025, which resulted in Bayswater paying us $31.7 million, as such, we will finalize the purchase accounting for the Bayswater Acquisition in the fourth quarter of 2025.

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

Crypto Sale

We acquired our cryptocurrency mining operations in May 2023, concurrent with the Merger. On January 23, 2024, we sold all of our Mining Equipment for consideration consisting of (i) $1.0 million in cash and (ii) $1.0 million in deferred cash payments, to be paid out of (a) 20% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals $250,000 and (b) thereafter, 50% of the monthly net revenues received by the buyer associated with or otherwise attributable to the Mining Equipment until the aggregate amount of such payments equals the Deferred Purchase Price, plus accrued interest. In July 2025, we received $0.4 million to satisfy the remaining Deferred Purchase Price note receivable.

Results of Operations

Revenue, Production, and Average Realized Price

The following table presents the components of our revenue, production, and average realized price for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025 (1)	2024
Revenues (in thousands)
Crude oil sales	$64,906	$—	$133,635	$—
Natural gas sales	7,571	—	14,105	—
NGL sales	5,244	—	10,898	—
Total revenues	$77,721	$—	$158,638	$—

Production:
Oil (MBbls)	1,106	—	2,149	—
Natural gas (MMcf)	3,513	—	7,338	—
NGL (MBbls)	428	—	957	—
Total production (MBoe) (2)	2,120	—	4,329	—

Average sales volumes per day (Boe/d)	23,029	—	15,917	—

Average realized price (excluding effects of derivatives):
Oil (per MBbl)	$58.70	$—	$62.18	$—
Natural gas (per MMcf)	$2.15	$—	$1.92	$—
NGL (per MBbl)	$12.27	$—	$11.39	$—
Average price (per MBoe)	$36.68	$—	$36.64	$—

Average realized price (including effects of derivatives):
Oil (per MBbl)	$61.39	$—	$65.25	$—
Natural gas (per MMcf)	$3.68	$—	$2.78	$—
NGL (per MBbl)	$11.56	$—	$10.62	$—
Average price (per MBoe)	$40.47	$—	$39.45	$—

(1)
Total revenues and production for the nine months ended September 30, 2025, include revenue and production volumes from the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the acquisition, through September 30, 2025.

(2)	MBoe is calculated using six MMcf of natural gas equivalent to one MBbl of oil.

For the three and nine months ended September 30, 2025, the majority of our total production volumes and revenues were attributable to properties acquired in the Bayswater Acquisition, which closed on March 26, 2025. As such, our production and revenues for the nine months ended September 30, 2025 include the production and resulting revenue from the Bayswater Acquisition from March 26, 2025 through September 30, 2025. Additionally, we did not have any production or revenue prior to the NRO Acquisition, which closed in October 2024.

Operating expenses

The following table presents the components of our operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025 (1)	2024
	(In thousands, except per Boe amounts)
Lease operating expenses	$15,371	$—	$28,732	$—
Transportation and processing	2,200	—	4,567	—
Ad valorem and production taxes	4,676	—	12,049	—
Depreciation, depletion, and amortization	16,037	—	30,353	—
Accretion of asset retirement obligation	76	—	147	—
Exploration expenses	40	25	785	524
General and administrative expenses	12,273	8,790	34,268	24,905
Total operating expenses	$50,673	$8,816	$110,901	$25,430

Operating expenses per Boe:
Lease operating expenses	$7.25	NM	$6.64	NM
Transportation and processing	1.04	NM	1.05	NM
Ad valorem and production taxes	2.21	NM	2.78	NM
Depreciation, depletion, and amortization	7.57	NM	7.01	NM
Accretion of asset retirement obligation	0.04	NM	0.03	NM
Exploration expenses	0.02	NM	0.18	NM
General and administrative expenses	5.79	NM	7.92	NM
Total operating expenses	$23.92	NM	$25.61	NM

NM: A per Boe calculation is not meaningful due to a zero-value denominator.

(1)
Total operating expenses for the nine months ended September 30, 2025, include operating expenses for the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the acquisition, through September 30, 2025. Operating expenses per Boe for the nine months ended September 30, 2025 are calculated over production volumes which include volumes from the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the acquisition, through September 30, 2025.

Lease operating expenses. For the three and nine months ended September 30, 2025, lease operating expenses (“LOE”) increased $15.4 million and $28.7 million, respectively, compared to the same periods of 2024. These increases in LOE were primarily driven by increased production as a result of our Bayswater Acquisition and NRO Acquisition, which closed on March 26, 2025 and October 1, 2024, respectively. We did not incur any LOE prior to the closing of the NRO Acquisition on October 1, 2024.

Transportation and processing expenses. For the three and nine months ended September 30, 2025, transportation and processing expenses increased $2.2 million and $4.6 million, respectively, compared to the same periods of 2024. These increases were mostly attributable to increased production driven by our Bayswater Acquisition and NRO Acquisition, which closed on March 26, 2025 and October 1, 2024, respectively. We did not incur any transportation and processing expenses prior to the closing of the NRO Acquisition on October 1, 2024.

Ad valorem and production taxes. For the three and nine months ended September 30, 2025, ad valorem and production taxes increased $4.7 million and $12.0 million, respectively, compared to the same periods of 2024. These increases in ad valorem and production taxes were mostly driven by increased production as a result of our Bayswater Acquisition and NRO Acquisition, which closed on March 26, 2025 and October 1, 2024, respectively. We did not incur any ad valorem and production taxes prior to the closing of the NRO Acquisition on October 1, 2024.

Depreciation, depletion, and amortization. For the three and nine months ended September 30, 2025, depreciation, depletion, and amortization (“DD&A”) expenses increased $16.0 million and $30.4 million, respectively, compared to the same periods of 2024. These increases in DD&A were largely attributable to increased production as a result of our Bayswater Acquisition and NRO Acquisition, which closed on March 26, 2025 and October 1, 2024, respectively. We did not recognize any DD&A related to oil and natural gas properties prior to the closing of the NRO Acquisition on October 1, 2024.

General and administrative expenses. For the three months ended September 30, 2025, general and administrative expenses increased $3.5 million compared to the three months ended September 30, 2024. This increase was primarily driven by a $5.0 million increase in non-cash stock–based compensation and employee and benefit expenses and $1.4 million of litigation expenses incurred during the period, partially offset with a $2.3 million decrease in accounting, legal, and professional services costs. For the nine months ended September 30, 2025, general and administrative expenses increased $9.4 million compared to the nine months ended September 30, 2024. This increase was partially driven by a $6.7 million increase in non-cash stock–based compensation and employee and benefit expenses, $1.4 million of litigation expenses incurred during the period, and a $1.2 million increase in insurance, rent, and vehicle expense.

Other (expenses) income

The following table presents the components of our other (expenses) income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Interest expense	$(9,039)	$—	$(19,541)	$—
Realized gain on derivatives	8,012	—	12,175	—
Unrealized gain on derivatives	962	—	24,052	—
Loss on adjustment to fair value – embedded derivatives, debt, and warrants	(25,914)	—	(30,451)	—
Loss on debt issuance	—	(3,039)	—	(3,039)
Interest income and other	218	432	381	538
Other expenses	$(25,761)	$(2,607)	$(13,384)	$(2,501)

Interest expense. For the three and nine months ended September 30, 2025, interest expense increased $9.0 million and $19.5 million compared to the same periods of 2024, respectively, primarily driven by interest on the Credit Facility incurred during the periods. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Credit Facility.

Realized gain on derivatives. For the three and nine months ended September 30, 2025 and 2024, the realized gain on derivatives was $8.0 million and $12.2 million, respectively, driven by favorable changes in cash settlements during the period. We did not have any outstanding derivative contracts during the three and nine months ended September 30, 2024; therefore, we did not recognize any realized gain or loss on derivatives for the period. Refer to Factors Affecting the Comparability of Financial Results – Commodity Prices above for a further discussion of our derivative contracts.

Unrealized gain on derivatives. For the three and nine months ended September 30, 2025 and 2024, the unrealized gain on derivatives was $1.0 million and $24.1 million, respectively, driven by favorable changes in the fair value of our open derivative contracts as of September 30, 2025. We did not have any outstanding derivative contracts during the three and nine months ended September 30, 2024; therefore, we did not recognize any unrealized gain or loss on derivatives for the period. Refer to Factors Affecting the Comparability of Financial Results – Commodity Prices above for a further discussion of our derivative contracts.

Loss on adjustment to fair value – embedded derivatives, debt, and warrants. We have several financial instruments that are or were previously valued at fair value on a recurring basis; therefore, we recognize the changes in fair value at each remeasurement period as a loss on adjustment to fair value – embedded derivatives, debt, and warrants on our condensed consolidated statements of operations for the period. For the three months ended September 30, 2025, the loss on adjustment to fair value – embedded derivatives, debt, and warrants reflects a loss on fair value of $19.1 million for the Series F Preferred Stock warrants and a loss on fair value of $7.0 million for the Series F Preferred Stock embedded derivatives partially offset with a gain on fair value of $0.2 million for the Subordinated Note. For the nine months ended September 30, 2025, the loss on adjustment to fair value – embedded derivatives, debt, and warrants reflects losses on fair value of $40.7 million for the Series F Preferred warrants, $5.5 million for the Senior Convertible Note, and $0.1 million for the Subordinated Note which were partially offset by gains on fair value of $13.9 million for the Series F Preferred embedded derivatives, $3.9 million for the Subordinated Note Warrants, and $0.8 million for the SEPA recognized during the period. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the SEPA, the Senior Convertible Note, the Subordinated Note, and the Series F Preferred Stock warrants and embedded derivatives.

Loss on debt issuance. For the three and nine months ended September 30, 2024, the loss on debt issuance of $3.0 million reflects the loss recognized for the issuance of the Subordinated Note and the Subordinated Note Warrants. As discussed above, we had elected the fair value option to account for both the Subordinated Note and the Subordinated Note Warrants and engaged a third-party to determine the fair value of both instruments at issuance. As of September 30, 2024, the total fair value of the Subordinated Note and the Subordinated Note Warrants exceeded the proceeds of $5.0 million; as a result, we have recognized a loss on debt issuance of $3.0 million on our condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

Discontinued operations

The following table presents the components of our net loss from discontinued operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Cryptocurrency mining revenue	$—	$—	$—	$193
Cryptocurrency mining costs	—	—	—	(55)
Depreciation and amortization	—	—	—	(102)
Loss from sale of cryptocurrency mining equipment	—	—	—	(1,081)
Loss from discontinued operations before income taxes	—	—	—	(1,045)
Provision for income taxes	—	—	—	—
Net loss from discontinued operations	$—	$—	$—	$(1,045)

For the nine months ended September 30, 2025, the net loss from discontinued operations decreased $1.0 million compared to the nine months ended September 30, 2024. As discussed above, we completed the Crypto Sale in January 2024; therefore, we only had cryptocurrency mining revenue or related expenses during a portion of the nine months ended September 30, 2024. However, we recognized a $1.1 million loss on the sale of cryptocurrency mining equipment. Refer to Factors Affecting the Comparability of Financial Results – Crypto Sale above for a further discussion of the Crypto Sale.

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

Adjusted EBITDA is derived from net income (loss) from continuing operations and is adjusted for income tax expense, depreciation, depletion, and amortization, accretion of asset retirement obligations, non-cash stock-based compensation, interest expense (income), net, non-cash loss on adjustment to fair value – embedded derivatives, debt, and warrants, loss on debt issuance, unrealized gain on derivatives, and litigation settlement expense, all as applicable. We adjust net income (loss) from continuing operations for the items listed above to arrive at Adjusted EBITDA because these amounts can vary substantially between periods and companies within our industry depending upon accounting methods, book values of assets, capital structures, and the method by which assets were acquired. Adjusted EBITDA has limitations as an analytical tool, including that it excludes certain items that affect our reported financial results. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income calculated in accordance with GAAP or as an indicator of our operating performance or liquidity. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table presents the reconciliation of Net income (loss) from continuing operations to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025 (1)	2024
	(In thousands)
Net income (loss) from continuing operations reconciliation to Adjusted EBITDA:
Net income (loss) from continuing operations	$1,287	$(11,424)	$34,353	$(28,975)
Adjustments:
Depreciation, depletion, and amortization	16,037	—	30,353	—
Accretion of asset retirement obligations	76	—	147	—
Non-cash stock-based compensation	4,123	1,511	7,908	5,836
Interest expense (income), net	8,613	(432)	18,952	108
Non-cash loss on adjustment to fair value – embedded derivatives, debt, and warrants (2)	25,914	—	30,451	—
Loss on debt issuance (3)	—	3,039	—	3,039
Unrealized gain on derivatives	(962)	—	(24,052)	—
Non-recurring litigation settlement expense	1,227	—	1,406	—
Income tax expense	—	—	—	—
Adjusted EBITDA	$56,315	$(7,304)	$99,518	$(19,992)

(1)
Net income (loss) from continuing operations for the nine months ended September 30, 2025 includes revenue and related expenses attributable to the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the acquisition, through September 30, 2025.

(2)
Reflects the changes in the fair values of the financial instruments for which we have elected to value at fair value on a recurring basis and the Series F Preferred Stock warrants and embedded derivatives. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion.

(3)
Reflects the loss recognized for the issuance of the Subordinated Note and the Subordinated Note Warrants in the third quarter of 2024. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion.

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

Additionally, as discussed above, on March 26, 2025, we amended and restated our Credit Facility, which now has a maximum credit commitment of $1.0 billion and is scheduled to mature on March 26, 2029. As of September 30, 2025, the Amended & Restated Credit Agreement had a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million. Further, we issued Common Stock in a public offering, resulting in proceeds of $41.4 million, net of $2.4 million of underwriting discounts and commissions and issued the Series F Preferred Stock, resulting in approximately $137.2 million of net proceeds, after deducting the advisor fees and offering expenses. We used cash on hand, the proceeds from the Common Stock and Series F Preferred Stock issuances, and borrowings under the Amended & Restated Credit Agreement to close the Bayswater Acquisition on March 26, 2025. At the closing of the Bayswater Acquisition, we paid Bayswater approximately $482.5 million in cash, $15.0 million of which was deposited in escrow pending the Additional Working Interest Acquisition, which Bayswater acquired and assigned to us on April 11, 2025, and issued 3,656,099 shares of Common Stock to Bayswater.

Additionally, on June 20, 2025, we entered into the ATM Offering, which allows us to sell shares of our Common Stock up to an aggregate offering price of $75.0 million through the Managers. Sales of the shares of Common Stock sold under the ATM Offering, if any, will be made under our Registration Statement on Form S-3, which was declared effective by the SEC on May 2, 2025. As of September 30, 2025, we have not issued any shares under the ATM Offering.

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

Working Capital

We define working capital as current assets less current liabilities. As of September 30, 2025, we had a working capital deficit of $24.0 million and cash and cash equivalents of $10.6 million and as of December 31, 2024, we had a working capital deficit of $44.7 million and cash and cash equivalents of $5.2 million.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by (used in) operating activities	$67,384	$(5,658)
Net cash used in investing activities	(608,536)	(13,982)
Net cash provided by financing activities	546,600	46,655
Net increase in cash and cash equivalents	5,448	27,015

Cash and cash equivalents, beginning of the period	5,192	13,037
Cash and cash equivalents, end of the period	$10,640	$40,052

Operating activities. Net cash provided by operating activities totaled $67.4 million during the nine months ended September 30, 2025 and net cash used in operating activities totaled $5.7 million during the nine months ended September 30, 2024, respectively. The $73.1 million increase in our net cash provided by operating activities was primarily attributable to increased revenue during the period, partially offset by increased operating expenses, largely driven by the Bayswater Acquisition, which closed on March 26, 2025. Additionally, we did not have any revenue prior to the NRO Acquisition, which closed in October 2024.

Investing activities. Net cash used in investing activities totaled $608.5 million and $14.0 million during the nine months ended September 30, 2025 and 2024, respectively. The $594.5 million increase in our net cash used in investing activities was largely driven by cash paid for the Bayswater Acquisition of $467.5 million. Additionally, our expenditure for the development of oil and natural gas properties increased $117.5 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Financing activities. Net cash provided by financing activities totaled $546.6 million for the nine months ended September 30, 2025, driven by $43.8 million from the issuance of Common Stock, net of related issuance costs of $3.6 million, $148.3 million from the issuance of the Series F Preferred Stock, net of related issuance costs of $12.2 million, $389.0 million from borrowings under the Credit Facility, net of related issuance costs of $15.7 million, and $0.6 million of cash received for option exercises during the period. These increases were slightly offset by a $3.2 million repayment of the Subordinated Note. Net cash provided by financing activities totaled $46.7 million for the nine months ended September 30, 2024, driven by proceeds of $33.5 million from the exercise of Series D B and Series E B warrants, $3.0 million of proceeds from the issuance of the Subordinated Note, and $15.0 million of proceeds from the issuance of Common Stock, partially offset by the related issuance costs of $4.9 million.

Significant Sources of Liquidity

Credit Facility. On December 16, 2024, we, as borrower, entered into the Credit Facility Agreement with Citi, as administrative agent and the financial institution party. On February 3, 2025, we entered into the first amendment to the Credit Facility Agreement, which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million. On March 26, 2025, we entered into the Amended & Restated Credit Agreement with Citi, as administrative agent, and the financial institutions party thereto, pursuant to which the Credit Facility Agreement was amended and restated. On June 6, 2025, we entered into the First Amendment to our Amended & Restated Credit Agreement, which added Bank of America N.A. and West Texas National Bank as lenders under the Credit Facility. The Credit Facility is scheduled to mature on March 26, 2029, and the Amended & Restated Credit Agreement provides for a maximum credit commitment of $1.0 billion under the Credit Facility. As of September 30, 2025, the Amended & Restated Credit Agreement had a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million. The Amended & Restated Credit Agreement includes a $47.5 million sublimit for the issuance of letters of credit. The borrowing base is subject to semi-annual redeterminations based upon the value of our oil and gas properties as determined in a reserve report dated as of January and July of each year, subject to certain interim redeterminations.

We are subject to certain financial covenants and customary restrictive covenants under the Credit Facility. The financial covenants require us to maintain, for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025, a Net Leverage Ratio (as defined in the Amended & Restated Credit Agreement) of no greater than 3.00 to 1.00 and a Current Ratio (as defined in the Amended & Restated Credit Agreement) of at least 1.00 to 1.00. As of September 30, 2025, we are in compliance with all covenants under the Amended & Restated Credit Agreement.

As of September 30, 2025 and December 31, 2024, we had $417.0 million and $28.0 million, respectively, of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $58.0 million and $7.2 million, respectively, of availability for future borrowings and letters of credit. Additionally, as of September 30, 2025 and December 31, 2024, we had $13.5 million and $1.7 million, respectively, of unamortized deferred financing costs associated with our Credit Facility, which is presented as a non-current asset on the condensed consolidated balance sheet. These costs will be amortized to interest expense on the accompanying condensed consolidated statements of operations on a straight-line basis over the life of the Credit Facility.

Prairie Operating Co. is a holding company which owns no operating assets and has no significant operations independent of its subsidiaries. The Credit Facility is guaranteed by all of Prairie Operating Co’s .restricted subsidiaries and is secured by a first-priority security interest on substantially all of its oil and natural gas properties and substantially all of its personal property assets, subject to customary exceptions. The assets, liabilities, and results of operations of Prairie Operating Co. and its guarantor subsidiaries are not materially different than our condensed consolidated financial statements.

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

We have determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. As of December 31, 2024, we had recorded the SEPA at its fair value of $0.8 million and recorded the corresponding $0.8 million change in fair value as a component of loss on adjustment to fair value – embedded derivatives, debt, and warrants on our condensed consolidated statement of operations for the year ended December 31, 2024. Since we do not have the ability to request an Advance Notice on the SEPA if the Series F Preferred Stock is outstanding, we have determined that the fair value of the SEPA as of September 30, 2025 is $0, resulting in a gain of $0.8 million, which is presented in loss on adjustment to fair value – embedded derivatives, debt, and warrants on our condensed consolidated statement of operations for the nine months ended September 30, 2025.

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

In December 2024, and in conjunction with the Credit Facility Agreement, we made a $3.7 million payment on the Senior Convertible Note, resulting in a principal balance of $11.3 million as of December 31, 2024. However, due to the election of the fair value option, we reported the Senior Convertible Note at its fair value of $12.6 million on our condensed consolidated balance sheet as of December 31, 2024.

During the first quarter of 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock, resulting in a principal balance of $0 as of September 30, 2025. As a result, we recognized a loss on adjustment to fair value – embedded derivatives, debt, and warrants of $5.5 million on our condensed consolidated statement of operations for the nine months ended September 30, 2025.

Subordinated Promissory Note and Subordinated Note Warrants. On September 30, 2024, we entered into the Subordinated Note with the Noteholders in a principal amount of $5.0 million, which has a maturity date of March 17, 2027. The Noteholders are entities controlled by Jonathan H. Gray, who is a director of the Company, therefore the Subordinated Note and Subordinated Note Warrants are presented as related-party on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The Subordinated Note has an interest rate of 10.00% and the Noteholders are entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. In December 2024, and in conjunction with the Credit Facility Agreement, we made a $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024.

Pursuant to the terms of the Subordinated Note, we issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, which vest in tranches based on the date of repayment of the Subordinated Note. As of September 30, 2025 and December 31, 2024, Subordinated Note Warrants providing the right to purchase 570,778 shares of Common Stock had vested and were outstanding.

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

On March 26, 2025, in connection with the closing and financing of the Bayswater Acquisition, we paid $3.2 million of the outstanding balance under the Subordinated Note. Pursuant to the terms of the payoff letter, we and the Noteholders agreed that the remaining $1.5 million outstanding Subordinated Note balance would be converted to principal, will accrue interest at a rate of 15% of per annum, and all principal and other amounts owed (other than interest) pursuant to the Subordinated Note will not be redeemable for any reason while any of the Series F Preferred Stock remain outstanding. Therefore, we have determined that changes to the Subordinated Note included in the payoff letter qualify as an extinguishment of debt and therefore elected to forgo the previous fair value option election. As such, we now present the Subordinated Note at its face value of $1.5 million as of September 30, 2025.

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

The Series F Preferred Stockholder is entitled to receive, on a cumulative basis, dividends on each share of Series F Preferred Stock at a rate per annum equal to 12%, payable in cash on March 1, June 1, September 1 and December 1 of each calendar year, beginning on June 1, 2025. Alternatively, according to the Series F Certificate of Designation, we may elect to pay the dividends entirely or partially in shares of Common Stock. Additionally, the Series F Certificate of Designation states that six months after the anniversary date of the maturity of our Amended & Restated Credit Agreement the dividend rate will increase to 25%. We elected to pay the June 1 and September 1, 2025 dividends by issuing the Series F Preferred Stockholder 1,305,000 and 1,806,000 shares, respectively, of Common Stock.

The Series F Preferred Stockholder may convert all or a portion its shares of Series F Preferred Stock into shares of Common Stock at any time at a Standard Conversion rate of 202.0202 shares of Common Stock per share of Series F Preferred Stock, subject to certain adjustments as described in the Series F Certificate of Designation. The Series F Preferred Stockholder also has the option to convert all or a portion of its shares of Series F Preferred Stock using an Alternative Conversion Rate (as defined in the Series F Certificate of Designation) in lieu of the conversion rate, subject to an Alternative Conversion Cap (as defined in the Series F Certificate of Designation) for each quarter. During the three and nine months ended September 30, 2025, 16,000 and 19,250 shares of Series F Preferred Stock, respectively, were converted into 6,364,000 and 7,390,000 shares of Common Stock, respectively, using the Alternative Conversion.

We have determined that the Series F Preferred Stock should be classified as mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, we determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives and that the Series F Preferred Stock Warrants should be accounted for as liabilities because they are not considered indexed to our stock since the potential number of common shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on March 26, 2026. On the date of issuance, in accordance with ASC 815, we recorded a liability of $25.5 million for the fair value of the Series F Preferred Stock embedded derivatives and a liability of $22.1 million for the fair value of the Series F Preferred Stock. As a result, on March 26, 2025, we recognized the Series F Preferred Stock in mezzanine equity based on its relative fair value of $92.6 million, after allocating $47.6 million of the proceeds to the embedded derivative features and the Series F Preferred Stock Warrants. Additionally, we recorded issuance costs of $12.2 million as a reduction to the allocated proceeds.

As of September 30, 2025, in accordance with ASC 480, we adjusted the value of the Series F Preferred Stock to reflect its maximum redemption amount of $158.7 million resulting in a remeasurement of Series F Preferred Stock of $20.0 million and $93.1 million accretion of the presented on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025, respectively.

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

We currently anticipate any net proceeds from the ATM Offering will be used for general corporate purposes, which may include, among other things, advancing our development and drilling program, repayment of existing indebtedness, or financing potential acquisition opportunities. Additionally, per the Series F Certificate of Designation, the Series F Preferred Stockholder could require us to use a portion of the net proceeds from sales of the ATM Offering to redeem a number of shares of its Series F Preferred Stock. As of September 30, 2025, we have not issued any shares under the ATM Offering.

Liquidity Analysis

For the three and nine months ended September 30, 2025, we had a net loss attributable to Prairie Operating Co.’s common stockholders of $22.5 million and $67.5 million, respectively. We cannot predict if we will be able to sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent us from successfully operating and expanding our business. As of September 30, 2025, we had cash and cash equivalents of $10.6 million, a working capital deficit of $24.0 million, and an accumulated deficit of $85.4 million.

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

As discussed above, following the amendment of our Credit Facility in March 2025, which increased the borrowing base to $475.0 million, our Form S-3 registration statement becoming effective in December 2024, and the launch of the ATM Offering in June 2025, we have the ability to access funds through various sources to meet our working capital needs. Our ability to borrow under our Amended & Restated Credit Agreement does not require action on the part of management, other than requesting the borrowing. As of September 30, 2025, we have availability of $58.0 million under the Credit Facility, which is more or equal to our liquidity needs; therefore, substantial doubt about our ability to continue as a going concern does not exist.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the accompanying condensed consolidated financial statements. These financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported for assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates and assumptions include estimates for reserve quantities and estimated future cash flows associated with proved reserves, reserves of credit losses, accruals for potential liabilities, the valuation of the Subordinated Note warrants issued in the third quarter of 2024, the valuation of the Series F Preferred Stock, the fair value of commodity derivative instruments, and the realization of deferred tax assets. Management believes its estimates and assumptions to be reasonable under these circumstances. Certain estimates and assumptions are inherently unpredictable, and actual results could differ from those estimates.

We have provided a full discussion of our significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in our 2024 Annual Report on Form 10–K for the fiscal year ended December 31, 2024. Refer to Significant Sources of Liquidity above for a discussion of the accounting policies, estimates, and judgments used in accounting for the Series F Preferred Stock, which was issued in March 2025. Other than accounting for the Series F Preferred Stock at its issuance date of March 26, 2025, we have not changed any of our significant accounting policies, estimates, or judgments during the nine months ended September 30, 2025.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025 our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any material legal proceedings or other proceedings described in Item 303 of Regulation S-K promulgated under the Securities Act.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, refer to Item 1A. “Risk Factors” of our Annual Report on Form 10–K for the fiscal year ended December 31, 2024 and to our Registration Statement on Form S-3 filed on April 22, 2025. As of the date of this Quarterly Report on Form 10–Q, there have been no material changes in the risk factors disclosed in our filings listed above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2025, that were not otherwise disclosed in a Current Report on Form 8–K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non–Rule 10b5–1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S–K.

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

2.5+
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

10.1#	Second Amended and Restated Kovalik Employment Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
10.2#	Second Amended and Restated Hanna Employment Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).
10.3#	Amended and Restated Patton Employment Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2025).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (Rule 13a–14(a) or Rule 15d–14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (Rule 13a–14(a) or Rule 15d–14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Management contracts or compensatory plans or arrangements
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

PRAIRIE OPERATING CO.

		By:	/s/ Edward Kovalik
Edward Kovalik
Date:	November 14, 2025		Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Gregory S. Patton
Gregory S. Patton
Date:	November 14, 2025		Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)