Form 10-Q
period 2026-03-31
Prairie Operating Co.
filed 2026-05-14
CIK 1162896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

(713) 716-1200
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 12, 2026
Common Stock, $0.01 par value	97,732,173

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. These forward-looking statements include, without limitation, statements regarding future financial performance, business strategies, expansion plans, future results of operations, estimated revenues, losses, projected costs, prospects, plans and objectives of management. These forward-looking statements are based on our management’s current expectations, estimates, projections and beliefs, as well as a number of assumptions concerning future events, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “project” or the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	estimates of our oil, natural gas, and natural gas liquids (“NGLs”) reserves;
●	drilling prospects, inventories, projects, and programs;
●	estimates of our future oil and natural gas production, including estimates of any increases or decreases in our production;
●	financial strategy, liquidity, and capital required for our development program and other capital expenditures;
●	the availability and adequacy of cash flow to meet our requirements;
●	the availability of additional capital for our operations;
●	changes in our business and growth strategy, including our ability to successfully operate and expand our business;
●	our integration of acquisitions;
●	changes or developments in applicable laws or regulations, including with respect to taxes; and
●	actions taken or not taken by third-parties, including our contractors and competitors.

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

These risks include, but are not limited to:

●	the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025;
●	our ability to fund our development and drilling plan;
●	our ability to grow our operations, and to fund such operations, on the anticipated timeline or at all;
●	uncertainties inherent in estimating quantities of oil, natural gas, and NGL reserves and projecting future rates of production and the amount and timing of development expenditures;
●	commodity price and cost volatility and inflation;
●	our ability to obtain and maintain necessary permits and approvals to develop our assets;
●	safety and environmental requirements that may subject us to unanticipated liabilities;
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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$263	$20
Oil, natural gas, and NGL accrued revenue	27,095	22,728
Joint interest and other receivables	26,683	23,106
Derivative assets, net	—	28,812
Inventory	2,653	3,604
Prepaid expenses and other current assets	1,655	1,452
Total current assets	58,349	79,722

Property and equipment:
Oil and natural gas properties, successful efforts method of accounting including $115,613 and $57,897 excluded from depletable base as of March 31, 2026 and December 31, 2025, respectively	912,615	852,732
Other property and equipment	21,349	21,067
Less: Accumulated depreciation, depletion, and amortization	(65,110)	(49,343)
Total property and equipment, net	868,854	824,456
Deferred tax asset	16,742	—
Derivative assets, net	—	24,627
Debt issuance costs, net	11,679	12,642
Operating lease assets	2,997	2,966
Other non–current assets	133	133
Total assets	$958,754	$944,546

Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$104,642	$62,792
Oil, natural gas, and NGL revenue payable	34,026	30,300
Ad valorem and production taxes payable	30,352	31,385
Derivative liabilities, net	68,988	—
Operating lease liabilities	1,363	1,300
Total current liabilities	239,371	125,777

Long–term liabilities:
Credit facility	361,500	366,000
Subordinated note – related party	1,458	1,458
Subordinated note warrants, at fair value – related party	725	316
Series F convertible preferred stock embedded derivatives, at fair value	15,806	15,853
Series F convertible preferred stock warrants, at fair value	114,433	90,134
Derivative liabilities, net	40,457	—
Oil, natural gas, and NGL revenue payable	24,831	27,402
Ad valorem and production taxes payable	31,259	22,751
Deferred tax liability	—	21,652
Asset retirement obligation	3,657	4,019
Operating lease liabilities	1,756	1,792
Other long-term liabilities	1,042	1,082
Total long–term liabilities	596,924	552,459
Total liabilities	836,295	678,236

Commitments and contingencies (Note 11)

Mezzanine equity:
Series F convertible preferred stock; $0.01 par value; 50,000,000 shares authorized, and 98,000 and 121,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	122,059	136,146

Stockholders’ equity:
Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized, and 5,982 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock; $0.01 par value; 500,000,000 shares authorized, and 85,331,304 and 62,499,375 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	854	625
Treasury stock, at cost; 659,096 and 111,357 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	(1,719)	(531)
Additional paid–in capital	241,653	217,785
Accumulated deficit	(240,388)	(87,715)
Total stockholders’ equity	400	130,164
Total liabilities, mezzanine equity, and stockholders’ equity	$958,754	$944,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Crude oil sales	$67,838	$10,788
Natural gas sales	8,956	1,223
NGL sales	6,623	1,579
Total revenues	83,417	13,590

Operating expenses:
Lease operating expenses	14,841	2,012
Transportation and processing expenses	2,496	907
Ad valorem and production taxes	6,792	957
Depreciation, depletion, and amortization	15,844	2,123
Exploration expenses	298	287
Abandonment and impairment of unproved properties	412	—
General and administrative expenses	16,886	5,551
Total operating expenses	57,569	11,837

Other (expenses) income:
Interest expense	(8,197)	(1,378)
Loss on derivatives, net	(177,060)	(898)
Loss on adjustment to fair value – embedded derivatives, debt, and warrants	(31,851)	(2,164)
Interest income and other	193	70
Total other expenses	(216,915)	(4,370)

Loss from operations before income taxes	(191,067)	(2,617)
Income tax benefit	38,394	—
Net loss attributable to Prairie Operating Co.	(152,673)	(2,617)
Series F preferred stock declared dividends	(3,670)	—)
Series F preferred stock undeclared dividends	(966)	(245)
Remeasurement of Series F preferred stock	(17,088)	(90,612)
Net loss attributable to Prairie Operating Co. common stockholders	$(174,397)	$(93,474)

Loss per common share:
Loss per share, basic and diluted	$(2.16)	$(3.49)
Weighted average common shares outstanding, basic and diluted	80,585,148	26,796,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Series D Preferred Stock Par value $0.01		Common Stock Par value $0.01		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2025	5,982	$—	62,499,375	$625	111,357	$(531)	$217,785	$(87,715)	$130,164
Conversion of Series F Preferred Stock	—	—	18,102,300	181	—	—	36,005	—	36,186
Issuance of Common Stock for Series F Preferred Stock dividends	—	—	2,352,000	24	—	—	3,463	—	3,487
Issuance of Common Stock related to stock–based compensation	—	—	2,925,368	29	—	—	(29)	—	—
Purchase of treasury stock	—	—	(547,739)	(5)	547,739	(1,188)	5	—	(1,188)
Equity restricted stock unit vesting	—	—	—	—	—	—	415	—	415
Stock–based compensation	—	—	—	—	—	—	5,733	—	5,733
Series F Preferred Stock declared dividends	—	—	—	—	—	—	(3,670)	—	(3,670)
Series F Preferred Stock undeclared dividends	—	—	—	—	—	—	(966)	—	(966)
Remeasurement of Series F Preferred Stock	—	—	—	—	—	—	(17,088)	—	(17,088)
Net loss attributable to Prairie Operating Co.	—	—	—	—	—	—	—	(152,673)	(152,673)
March 31, 2026	5,982	$—	85,331,304	$854	659,096	$(1,719)	$241,653	$(240,388)	$400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Series D Preferred Stock Par value $0.01		Common Stock Par value $0.01		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2024	14,457	$—	23,045,209	$230	—	$—	$172,304	$(119,766)	$52,768
Conversion of Series D Preferred Stock	(8,475)	—	1,695,000	17	—	—	(17)	—	—
Conversion of Series F Preferred Stock	—	—	252,000	3	—	—	1,348	—	1,351
Issuance of Common Stock upon option exercise	—	—	2,333,334	23	—	—	560	—	583
Issuance of Common Stock upon Senior Convertible Note conversion	—	—	2,118,862	21	—	—	18,143	—	18,164
Issuance of Common Stock to fund Bayswater Acquisition, net of issuance costs	—	—	9,736,904	97	—	—	37,565	—	37,662
Issuance of common stock to seller as part of Bayswater Acquisition	—	—	3,656,099	37	—	—	15,963	—	16,000
Issuance of Common Stock related to stock–based compensation	—	—	144,915	1	—	—	(1)	—	—
Purchase of treasury stock	—	—	(40,196)	—	40,196	(336)	—	—	(336)
Stock–based compensation	—	—	—	—	—	—	1,324	—	1,324
Series F Preferred Stock undeclared dividends	—	—	—	—	—	—	(245)	—	(245)
Remeasurement of Series F Preferred Stock	—	—	—	—	—	—	(90,612)	—	(90,612)
Net loss attributable to Prairie Operating Co.	—	—	—	—	—	—	—	(2,617)	(2,617)
March 31, 2025	5,982	$—	42,942,127	$429	40,196	$(336)	$156,332	$(122,382)	$34,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss attributable to Prairie Operating Co.	$(152,673)	$(2,617)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	15,844	2,123
Abandonment and impairment of unproved properties	412	—
Stock–based compensation	5,733	1,324
Unrealized loss on derivatives	162,883	898
Loss on adjustment to fair value – embedded derivatives, debt, and warrants	31,851	2,164
Deferred income taxes	(38,394)	—
Amortization of deferred financing costs	963	270
Changes in operating assets and liabilities:
Oil, natural gas, and NGL accrued revenue	(4,368)	(6,528)
Joint interest and other receivables	(3,576)	1,914
Inventory, prepaid expenses, and other current assets	1,062	(1,471)
Accounts payable, accrued expenses, and other current liabilities	13,901	20,756
Revenue, ad valorem, and production taxes payable	8,630	(1,901)
Net cash provided by operating activities	42,268	16,932

Cash flows from investing activities:
Cash paid for Bayswater asset purchase, net of cash received	—	(474,581)
Deposit on other oil and natural gas properties	—	(15,000)
Development of oil and natural gas properties	(34,074)	(38,999)
Other asset and leasehold purchases	(2,263)	—
Cash received from payment on note receivable	—	149
Net cash used in investing activities	(36,337)	(528,431)

Cash flows from financing activities:
Borrowings on the Credit Facility	56,000	349,000
Repayment on the Credit Facility	(60,500)	—
Debt issuance costs associated with the Credit Facility	—	(12,511)
Proceeds from the issuance of Common Stock	—	43,817
Financing costs associated with issuance of Common Stock	—	(3,077)
Proceeds from the issuance of Series F Preferred Stock	—	148,250
Financing costs associated with the issuance of Series F Preferred Stock	—	(1,233)
Payments of the Subordinated Note – related party	—	(3,214)
Proceeds from option exercise	—	583
Treasury stock repurchased	(1,188)	(336)
Net cash (used in) provided by financing activities	(5,688)	521,279

Net increase in cash and cash equivalents	243	9,780
Cash and cash equivalents, beginning of the period	20	5,192
Cash and cash equivalents, end of the period	$263	$14,972

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

As of March 31, 2026, the Company’s assets included approximately 68,700 net leasehold acres in, on and under approximately 99,500 gross acres. In addition to growing production through its drilling operations, the Company intends to continue growing its business through accretive acquisitions, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation. Refer to Note 3 – Acquisitions for a discussion of the Company’s recent acquisitions.

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

The condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited. The condensed consolidated financial statements as of December 31, 2025 were derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2025.

Certain disclosures have been condensed or omitted from these condensed financial statements; however, the interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related note disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

These estimates and assumptions include estimates for reserve quantities and estimated future cash flows associated with proved reserves, depletion of proved developed oil and natural gas reserves, asset retirement obligations, accruals for the Company’s oil, natural gas, and NGL revenues and any potential liabilities, the valuation of the Company’s Series F Convertible Preferred Stock, $0.01 par value per share (“Series F Preferred Stock”), Series F Preferred Stock Warrants (as defined herein), and stock–based compensation, including performance based awards, the fair value of commodity derivative instruments, the realization of deferred tax assets, and any acquisition–related purchase price allocations.

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

The Company’s Reportable Segment produces and sells crude oil, natural gas, and NGL volumes, which is reported as oil, natural gas, and NGL revenue on its condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. The Company’s revenue recognition policy and other accounting policies for its Reportable Segment are the same as its company–wide accounting policies discussed below in Note 2 – Summary of Significant Accounting Policies. The Reportable Segment’s major customers during the three months ended March 31, 2026 and 2025 are also discussed below in Note 2 – Summary of Significant Accounting Policies. Additionally, the Company did not have any intra–entity sales or transfers during the three months ended March 31, 2026 and 2025, and the Reportable Segment’s significant expenses are the same as those reported on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025. Additionally, the CODM does not receive additional information regarding expenses other than what is reported on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025.

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

Note 2 – Summary of Significant Accounting Policies

The Company has provided a full discussion of its significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in its Annual Report on Form 10–K for the fiscal year ended December 31, 2025. The Company has not changed any of its significant accounting policies during the three months ended March 31, 2026.

Revenue Recognition

The following table presents the Company’s oil, natural gas, and NGL revenues disaggregated by revenue stream:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Crude oil sales	$67,838	$10,788
Natural gas sales	8,956	1,223
NGL sales	6,623	1,579
Total revenues	$83,417	$13,590

The Company recognizes revenue from the sales of crude oil, natural gas, and NGLs at the point that control of the produced crude oil, natural gas, and NGL volumes are transferred to the purchaser, which may differ depending on the applicable contractual terms.

The Company considers the transfer of control to have occurred when the production is delivered to the purchaser because at that time, the purchaser has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the crude oil, natural gas, or NGL production. Transfer of control dictates the presentation of the Company’s transportation and processing expenses within its condensed consolidated statements of operations. Transportation and processing expenses incurred prior to the transfer of control are recorded gross within transportation and processing expenses in the accompanying condensed consolidated statements of operations. Gathering, transportation, and processing expenses incurred subsequent to the transfer of control are recorded net within crude oil, natural gas, and NGL sales revenues.

Additionally, the Company has made an accounting election to exclude certain qualifying taxes collected from customers and remitted to governmental authorities from its reported revenues and is presenting those amounts as a component of operating expense in the accompanying condensed consolidated statements of operations. The amounts due from purchasers are reflected in oil, natural gas, and NGL accrued revenue on the accompanying condensed consolidated balance sheets and consists of uncollateralized accrued crude oil, natural gas, and NGL revenue due under normal trade terms, generally requiring payment within 30 days of production. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Additionally, the Company has determined that product returns or refunds are very rare and therefore, the Company accounts for them as they occur, and it generally provides no warranty.

Income Taxes

For the three months ended March 31, 2026, the Company recognized an income tax benefit of $38.4 million, resulting in an effective income tax rate of 20.1%. The Company did not recognize any income tax benefit or expense for the three months ended March 31, 2025.

Supplemental Disclosures of Cash Flow Information

The following table presents non–cash investing and financing activities and supplemental cash flow disclosures relating to the cash paid for interest for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Non–cash investing activities:
Increase in capital expenditure accrued liabilities and accounts payable	$24,183	$25,939

Non–cash financing activities:
Common Stock issued upon conversion of Series F Preferred Stock	$36,186	$1,351
Common Stock issued for Series F Preferred Stock dividends (1)	$3,487	$—
Common Stock issued to Bayswater as part of Bayswater Acquisition purchase price (2)	$—	$16,000
Common Stock issuance costs included in accrued liabilities	$—	$3,078
Series F Preferred Stock agreement amendment fees and issuance costs included in accrued liabilities and accounts payable	$3,327	$6,778
Common Stock issued upon conversion of Senior Convertible Note (3)	$—	$18,164
Common Stock issued upon conversion of Series D Preferred Stock	$—	$8,475

Supplemental disclosure:
Cash paid for interest	$6,903	$915

(1)
The Company elected to issue shares of Common Stock for the Series F Preferred Stock dividends payable on March 1, 2026. Refer to Note 12 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

(2)
The Company issued approximately 3.7 million shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) to Bayswater (as defined herein) as part of the Bayswater Purchase Price (as defined herein). Refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition (as defined herein).

(3)
During the three months ended March 31, 2025, YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), converted the remaining $11.3 million of the initial $15.0 million convertible promissory note (the “Senior Convertible Note”) in exchange for 2.1 million shares of Common Stock. Refer to Note 9 – Debt for a discussion of the Senior Convertible Note.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024–03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220–40): Disaggregation of Income Statement Expenses (“ASU 2024–03”), which requires the disclosure of specific information about certain costs and expenses. ASU 2024–03 is effective for annual periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

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

The Company closed the Bayswater Acquisition on March 26, 2025 and paid Bayswater cash for the as–adjusted closing purchase price of approximately $482.5 million, $15.0 million of which was deposited in escrow pending the Company’s acquisition of additional working interest (the “Additional Working Interest Acquisition”), which Bayswater acquired and assigned to the Company on April 11, 2025, and issued the Equity Consideration to Bayswater (collectively, the “Bayswater Purchase Price”). The Company funded the cash portion of the Bayswater Purchase Price with cash on hand, the proceeds from the issuance of Common Stock in a public offering, the proceeds from the issuance of the Series F Preferred Stock, and borrowings under its Credit Facility. Refer to Note 13 – Stockholders’ Equity for a discussion of the issuance of Common Stock, Note 12 – Mezzanine Equity for a discussion of the issuance of Series F Preferred Stock, and Note 9 – Debt for a discussion of the Credit Facility. On June 6, 2025, the Company received an interim settlement payment from Bayswater of $30.7 million, $16.1 million of which related to the time period between the effective date of the Bayswater PSA and the closing of the Bayswater Acquisition, resulting in a decrease to the purchase price. The Company completed the final settlement with Bayswater on October 15, 2025, resulting in a final purchase price allocation of $475.6 million.

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

The following table presents the allocation of the Bayswater Purchase Price, as adjusted for the closing of the Additional Working Interest Acquisition and the final settlement with Bayswater on October 15, 2025 to the net assets acquired on March 26, 2025, the closing date of the Bayswater Acquisition:

Purchase Price Allocation:	(In thousands)
Consideration:
Cash consideration (1)	$452,499
Common stock issued to the sellers (2)	16,000
Direct transaction costs (3)	7,094
Total consideration	$475,593

Assets acquired:
Oil and natural gas properties (4)	$515,619
Other (5)	19,857
Joint interest receivable	8,788
$544,264
Liabilities assumed:
Ad valorem taxes	$(29,095)
Revenue suspense liability	(37,248)
Asset retirement obligation, long–term	(2,328)
$(68,671)

(1)	Includes the interim settlement payment of $16.1 million and final settlement statement payment of $13.9 million from Bayswater to the Company.
(2)	Represents approximately 3.7 million shares of Common Stock issued to Bayswater.
(3)	Represents transaction costs associated with the Bayswater Acquisition, which have been capitalized in accordance with ASC 805.
(4)	Includes the asset retirement obligation asset associated with the proved oil and natural gas properties.
(5)	Includes several salt–water disposal wells and the associated facilities, equipment, and pipelines.

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

Other 2025 Acquisitions

On July 2, 2025, the Company entered into an agreement to acquire certain assets from Edge Energy II LLC (“Edge Energy”) for a total purchase price of $12.5 million, subject to certain closing adjustments, payable in cash (the “Edge Acquisition”), subject to certain closing price adjustments, payable in cash (the “Edge Purchase Price”). Pursuant to the Edge Acquisition, the Company acquired 47 operated and non-operated wells on approximately 11,300 net acres. The Company closed the Edge Acquisition on July 3, 2025 and funded the transaction by borrowing on its Credit Facility (as defined herein). The Company finalized the purchase accounting for the Edge Acquisition in September 2025.

In August 2025, the Company completed its third acquisition from Exok, Inc. (“Exok”), acquiring approximately 5,000 net acres for $1.6 million (the “Third Exok Acquisition”). Refer to Note 14 – Common Stock Options and Warrants for a discussion of the First Exok Acquisition (as defined herein) and Second Exok Acquisition (as defined herein).

In October 2025, the Company acquired certain assets from Summit Oil & Gas, LLC. (“Summit”) and Crown Exploration II, Ltd (“Crown”) for an aggregate purchase price of $2.3 million payable in cash, subject to certain closing adjustments (the “Summit and Crown Acquisitions”). The Summit and Crown Acquisitions included the acquisition of five operated wells on approximately 3,400 net acres.

Note 4 – Derivative Instruments

The Company utilizes commodity derivative instruments to reduce its exposure to crude oil, natural gas, and NGL price volatility for a portion of its estimated production from its proved, developed, producing oil and natural gas properties. As of March 31, 2026, the Company only had commodity swap contracts outstanding, which guarantee a fixed price on contracted volumes over specified time periods. However, in the future, the Company may utilize other types of derivative instruments including call and purchased options, put spreads, collars, and three-way collars. All of the Company’s commodity derivative counterparties are large financial institutions with investment-grade credit ratings. As such, the Company believes it does not have any significant credit risk associated with its counterparties and does not currently anticipate any nonperformance from its counterparties.

As of March 31, 2026, the Company had the following outstanding crude oil and natural gas derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate, NYMEX Henry Hub, and Mount Belvieu OPIS, respectively:

	Settling April 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028	Settling January 1, 2029 through December 31, 2029
Crude Oil Swaps:
Notional volume (Bbls)	3,775,808	4,662,503	2,862,307	210,000
Weighted average price ($/Bbl)	$62.86	$62.51	$62.17	$61.57
Natural Gas Swaps:
Notional volume (MMBtus)	10,957,305	14,082,126	5,606,357	400,000
Weighted average price ($/MMBtu)	$4.07	$4.08	$4.02	$4.11
Ethane Swaps:
Notional volume (Bbls)	309,747	400,675	220,109	—
Weighted average price ($/Bbl)	$11.25	$10.70	$9.96	$—
Propane Swaps:
Notional volume (Bbls)	436,790	522,684	199,160	—
Weighted average price ($/Bbl)	$28.64	$26.85	$25.93	$—
Iso Butane Swaps:
Notional volume (Bbls)	60,157	74,572	35,088	—
Weighted average price ($/Bbl)	$35.19	$31.77	$30.77	$—
Normal Butane Swaps:
Notional volume (Bbls)	153,300	184,140	74,903	—
Weighted average price ($/Bbl)	$35.71	$31.95	$30.36	$—
Pentane Plus Swaps:
Notional volume (Bbls)	126,531	160,242	78,806	—
Weighted average price ($/Bbl)	$54.79	$53.31	$52.81	$—

The Company recognizes all of its derivative instruments at fair value as assets or liabilities on the accompanying condensed consolidated balance sheets. The Company has not designated any of its derivative instruments as hedges for accounting purposes; therefore, it presents aggregate net gains or losses resulting from changes in the fair values of its outstanding derivatives and aggregate net gains or losses resulting from the settlement of derivative instruments during the period as gain or loss on derivatives, net on the accompanying condensed consolidated statements of operations.

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

The following tables present the gross and net fair values of the Company’s derivative instruments recognized on the condensed consolidated balance sheets for the periods presented:

	March 31, 2026
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented on the Condensed Consolidated Balance Sheet
	(In thousands)
Current derivative assets	$6,090	$(6,090)	$—
Long-term derivative assets	$4,145	$(4,145)	$—

Current derivative liabilities	$(75,078)	$6,090	$(68,988)
Long-term derivative liabilities	$(44,602)	$4,145	$(40,457)

	December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented on the Condensed Consolidated Balance Sheet
	(In thousands)
Current derivative assets	$30,126	$(1,314)	$28,812
Long-term derivative assets	$26,852	$(2,225)	$24,627

Current derivative liabilities	$(1,314)	$1,314	$—
Long-term derivative liabilities	$(2,225)	$2,225	$—

The following table presents the components of the loss on derivatives, net reflected on the accompanying condensed consolidated statements of operations and cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Realized loss on derivative settlements, net
Crude oil	$(11,377)	$(519)
Natural gas	(2,522)	(262)
NGLs	(278)	—
Total realized loss on derivative settlements, net	$(14,177)	$(781)

Unrealized (loss) gain on derivatives
Crude oil	$(150,574)	$1,074
Natural gas	2,367	(1,191)
NGLs	(14,676)	—
Total unrealized loss on derivatives	$(162,883)	$(117)
Total loss on derivatives, net	$(177,060)	$(898)

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

Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s liabilities which were measured at fair value on a recurring basis as of the periods presented and their classification within the fair value hierarchy:

	Fair Value Measurement as of March 31, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Commodity derivative contracts	$109,445	$—	$109,445	$—
Subordinated note warrants – related party	$725	$—	$—	$725
Series F Preferred Stock embedded derivatives	$15,806	$—	$—	$15,806
Series F Preferred Stock warrants	$114,433	$—	$—	$114,433

	Fair Value Measurement as of December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Commodity derivative contracts	$53,439	$—	$53,439	$—

Liabilities:
Subordinated note warrants – related party	$316	$—	$—	$316
Series F Preferred Stock embedded derivatives	$15,853	$—	$—	$15,853
Series F Preferred Stock warrants	$90,134	$—	$—	$90,134

Commodity derivative contracts. The fair values of the Company’s derivative instruments are measured on a recurring basis using a discounted cash flow model which considers various inputs such as quoted forward commodity prices, discount rates, and current market and contractual prices and terms for the underlying instruments, as well as other relevant data. These significant inputs are observable in the current market or can be corroborated by observable active market data and are therefore considered Level 2 inputs within the fair value hierarchy. As of March 31, 2026, the fair value of the Company’s commodity derivative contracts was a liability of $109.4 million, of which $69.0 million was considered a current liability. As of December 31, 2025, the fair value of the Company’s commodity derivative contracts was an asset of $53.4 million, $28.8 million of which was considered a current asset.

The Company has several financial instruments which were evaluated for embedded derivatives and bifurcation in accordance with ASC 815 at the time of issuance. As a result, the Company reflects these financial instrument liabilities at their fair value on its condensed consolidated balance sheet and reflects the changes in the fair values of the liabilities as loss on adjustment to fair value – embedded derivatives, debt, and warrants on its condensed consolidated statements of operations. The following table presents the changes in the Company’s financial instruments presented at fair value for the periods indicated:

	March 31, 2026	December 31, 2025
	(In thousands)
Subordinated note warrants – related party, at the beginning of the period	$316	$4,159
Loss (gain) on adjustment to fair value	409	(3,843)
Subordinated note warrants – related party, at the end of the period	$725	$316

Series F Preferred Stock embedded derivatives, at the beginning of the period	$15,853	$—
Embedded derivatives recognized at issuance of Series F Preferred Stock	—	25,479
Gain on adjustment to fair value	(47)	(9,626)
Series F Preferred Stock embedded derivatives, at the end of the period	$15,806	$15,853

Series F Preferred Stock warrants, at the beginning of the period	$90,134	$—
Issuance of Series F Preferred Stock	—	22,115
Loss on adjustment to fair value	24,299	68,019
Series F Preferred Stock warrants, at the end of the period	$114,433	$90,134

The following table presents the face value and fair value of each financial instrument presented at fair value on the Company’s condensed consolidated balance sheets as of the periods presented:

	March 31, 2026		December 31, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
Subordinated note warrants – related party	$—	$725	$—	$316
Series F Preferred Stock embedded derivatives	—	15,806	—	$15,853
Series F Preferred Stock warrants	$—	$114,433	$—	$90,134

Subordinated Note Warrants. As discussed in Note 9 – Debt below, pursuant to the terms of the Subordinated Note (defined herein), the Company issued to the Noteholders (defined herein) warrants (the “Subordinated Note Warrants”) to purchase up to 1,141,552 shares of Common Stock, vesting in tranches based on the date of repayment of the Subordinated Note. The Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Subordinated Note Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings.

The Company engaged a third–party valuation expert to assist in preparing the fair value of the Subordinated Note Warrants as of March 31, 2026 and December 31, 2025. These estimates were derived using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

	Key Inputs
Subordinated Note Warrants – Monte Carlo Simulation Model	March 31, 2026	December 31, 2025
Time to termination (years)	3.50	3.75
Stock price – as of period indicated	$2.03	$1.69
Exercise price	$8.89	$8.89
Risk–free rate	3.77%	3.55%
Equity volatility rate	120.0%	85.0%

As of March 31, 2026, the fair value of the Subordinated Note Warrants was $0.7 million compared to $0.3 million as of December 31, 2025. The Company recognized the change in fair value of $0.4 million as a component of the loss on adjustment to fair value – embedded derivatives, debt, and warrants on its condensed consolidated statement of operations for the three months ended March 31, 2026. Refer to Note 14 – Common Stock Options and Warrants for a further discussion of the Subordinated Note Warrants.

Series F Preferred Stock. On March 24, 2025, the Company entered into a securities purchase agreement (the “Series F Preferred Securities Purchase Agreement”) with an investor (the “Series F Preferred Stockholder”), pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a stated value of $1,000 per share (the “Stated Value”), convertible into shares of Common Stock and (ii) upon the one–year anniversary of the issue date of the Series F Preferred Stock, which was subsequently amended on July 8, 2026 (“Anniversary Warrant Issuance Date”), subject to the satisfaction of certain conditions, warrants to purchase shares of Common Stock (the “Series F Preferred Stock Warrants”) (collectively, the “Series F Preferred Offering”). On March 26, 2025, the Series F Preferred Stock Offering closed, and the Company issued the Series F Preferred Stock to the Series F Preferred Stockholder. The Company has determined that the Series F Preferred Stock should be classified as mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, the Company determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives. Therefore, in accordance with ASC 815, the Company has recorded the embedded derivatives associated with the Series F Preferred Stock at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings.

The Company engaged a third-party valuation expert to assist in preparing the fair value of the Series F Preferred Stock embedded derivatives as of March 31, 2026 and December 31, 2025. These estimates were derived using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

	Key Inputs
Series F Preferred Stock Embedded Derivatives – Monte Carlo Simulation Model	March 31, 2026	December 31, 2025
Time to termination (years)	3.49	3.16
Stock price – as of period indicated	$2.03	$1.69
Conversion rate	202.02	202.02
Stated dividend rate	12.0%	12.0%
Transaction discount	30.4%	32.5%
Risk-free rate	3.77%	3.50%
Preferred equity volatility rate	72.0%	54.0%

As of March 31, 2026, the fair value of the Series F Preferred Stock embedded derivatives was $15.8 million compared to $15.9 million as of December 31, 2025, which is presented on the Company’s condensed consolidated balance sheets as a liability with a corresponding amount recognized as Series F Preferred Stock in mezzanine equity. The Company recognized the change in fair value as a component of the loss on adjustment to fair value – embedded derivatives, debt, and warrants on its condensed consolidated statement of operations for the three months ended March 31, 2026. The Company did not recognize an adjustment to fair value – embedded derivatives, debt, and warrants for the Series F Preferred Stock embedded derivatives during the three months ended March 31, 2025. Refer to Note 12 – Mezzanine Equity for a further discussion of the Series F Preferred Stock.

Series F Preferred Stock Warrants. As discussed above, subject to the satisfaction of certain conditions, the Series F Preferred Stockholder will receive warrants to purchase shares of Common Stock. On March 25, 2026, the Company and the Series F Preferred Stockholder entered into an Amendment to the Securities Purchase Agreement and Form of Anniversary Warrant (the “First Series F Preferred Stock Warrant Amendment”), which, among other things, extended the issuance date of the Series F Preferred Stock Warrant from March 26 to April 7, 2026 (which was subsequently further extended to July 8, 2026). The Company and the Series F Preferred Stockholder further amended the Series F Preferred Securities Purchase Agreement on April 6, 2026 and April 8, 2026, refer to Note 18 – Subsequent Events for a further discussion.

The Company has determined that the Series F Preferred Stock Warrants are not considered indexed to the Company’s own stock because the potential number of common shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on the Anniversary Warrant Issuance Date. As such, the Company has determined that the Series F Preferred Stock Warrants should be accounted for as liabilities pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Series F Preferred Stock Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings.

The Company engaged a third-party valuation expert to assist in preparing the fair value of the Series F Preferred Stock Warrants as of March 31, 2026 and December 31, 2025. These estimates were derived using a Monte Carlo simulation model using the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

	Key Inputs
Series F Preferred Stock Warrants – Monte Carlo Simulation Model	March 31, 2026	December 31, 2025
Time to termination (years)	4.99	5.23
Stock price – as of period indicated	$2.03	$1.69
Exercise price	$1.894	$2.047
Future value of one Series F Preferred Stock Warrant share	$1.64	$0.31
Risk-free rate	3.84%	3.69%
Equity volatility rate	110.0%	85.0%

As of March 31, 2026, the fair value of the Series F Preferred Stock Warrants was $114.4 million compared to $90.1 million as of December 31, 2025, which is presented on the Company’s condensed consolidated balance sheets as a liability with a corresponding amount recognized as Series F Preferred Stock in mezzanine equity. The Company recognized the change in fair value of $24.3 million as a component of loss on adjustment to fair value – embedded derivatives, debt, and warrants on its condensed consolidated statement of operations for the three months ended March 31, 2026. The Company did not recognize an adjustment to fair value – embedded derivatives, debt, and warrants for the Series F Preferred Stock Warrants during the three months ended March 31, 2025. Refer to Note 14 – Common Stock Options and Warrants for a further discussion of the Series F Preferred Stock Warrants.

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

Note 6 – Property and Equipment, net

The Company’s property and equipment, net consisted of the following for the periods presented:

	March 31, 2026	December 31, 2025
	(In thousands)
Unproved oil and natural gas properties	$35,540	$32,796
Properties in development	80,073	25,101
Proved oil and natural gas properties	797,002	794,835
Less: Accumulated depletion	(64,122)	(48,653)
Proved oil and natural gas properties, net	732,880	746,182
Oil and natural gas properties, net	848,493	804,079

Other property and equipment (1)	21,349	21,067
Less: Accumulated depreciation	(988)	(690)
Other property and equipment, net	20,361	20,377

Total property and equipment, net	$868,854	$824,456

(1)
Other property and equipment includes several salt–water disposal wells and the associated facilities, equipment, and pipelines acquired in the Bayswater Acquisition in March 2025, refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition.

Note 7 – Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligations for the periods presented:

	March 31, 2026	December 31, 2025
	(In thousands)
Asset retirement obligation, at the beginning of the period	$4,019	$227
Liabilities assumed in acquisitions	—	2,576
Liabilities incurred through development activities	55	792
Change in estimate	(495)	177
Accretion of asset retirement obligation	78	247
Asset retirement obligation, at the end of the period	$3,657	$4,019

Note 8 – Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following for the periods presented:

	March 31, 2026	December 31, 2025
	(In thousands)
Accounts payable related to capital expenditures	$47,252	$26,692
Accrued capital expenditures	9,644	6,021
Accounts payable related to operating expenses	22,161	19,136
Accrued operating expenses	4,154	3,796
Incentive compensation	5,963	6,153
Accrued hedge settlement payable and interest	12,141	422
Other (1)	3,327	572
Accounts payable and accrued expenses	$104,642	$62,792

(1)
As of March 31, 2026, other accrued expenses primarily relates to a $3.0 million fee due to the Series F Preferred Stockholder for the amendment of the Series F Preferred Securities Purchase Agreement, which was payable on April 7, 2026. However, as discussed in Note 18 – Subsequent Events, the Series F Preferred Stockholder waived the $3.0 million fee as part of the partial redemption of the Series F Preferred Stock on April 9, 2026.

Note 9 – Debt

The Company’s debt balances consisted of the following for the periods indicated:

	March 31, 2026	December 31, 2025
	(In thousands)
Credit facility	$361,500	$366,000

Subordinated note – related party	$1,458	$1,458

Credit Facility

On December 16, 2024, the Company, as borrower, entered into a reserve–based credit agreement with Citibank, N.A. (“Citi”), as administrative agent and the financial institution party thereto. On February 3, 2025, the Company amended the reserve–based credit agreement, which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million. On March 26, 2025, the Company, as borrower, entered into an amended and restated reserve–based credit agreement (as amended, the “Credit Facility Agreement”) with Citi, as administrative agent, and the financial institutions party thereto (the “Credit Facility”). On June 6, 2025, the Company entered into the first amendment to the Credit Facility, which added Bank of America N.A. and West Texas National Bank as lenders under the Credit Facility. The Credit Facility is scheduled to mature on March 26, 2029 and provides for a maximum credit commitment of $1.0 billion. As of March 31, 2026, the Credit Facility provided for a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million and includes a $47.5 million sublimit for the issuance of letters of credit. The borrowing base is subject to semi–annual redeterminations based upon the value of the Company’s oil and gas properties as determined in a reserve report immediately preceding April 1st and October 1st of each year, subject to certain interim redeterminations. The borrowing base of $475.0 million was reaffirmed with the 2025 mid–year redetermination.

As of March 31, 2026 and December 31, 2025, the Company had $361.5 million and $366.0 million, respectively, of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $113.5 million and $109.0 million, respectively, of availability for future borrowings and letters of credit. Borrowing under the Credit Facility bears interest, at the Company’s election, based upon the Term SOFR or Alternate Base Rate (each as defined in the Credit Facility Agreement), as applicable, plus an additional margin which is based on the percentage of the borrowing base being utilized, ranging from 2.75% to 3.75% per annum for Term SOFR loans (plus a 0.10% per annum adjustment) and 1.75% to 2.75% for Alternate Base Rate loans. There is also a commitment fee on the undrawn commitments, ranging from 0.375% to 0.50% based on the percentage of the borrowing base being utilized. During the three months ended March 31, 2026 and 2025, the Company recognized $7.2 million and $1.2 million, respectively, of interest expense related to borrowings on its Credit Facility. Additionally, as of March 31, 2026 and December 31, 2025, the Company had $11.7 million and $12.6 million, respectively, of unamortized deferred financing costs associated with its Credit Facility, which are presented as debt issuance costs, net on the condensed consolidated balance sheets. These costs will be amortized to interest expense on the accompanying condensed consolidated statements of operations on a straight–line basis over the life of the Credit Facility. During the three months ended March 31, 2026 and 2025, the Company amortized $1.0 million and less than $0.1 million, respectively, of deferred financing costs into interest expense on the accompanying condensed consolidated statements of operations.

The Company is subject to certain financial covenants under the Credit Facility, which require the Company to maintain, for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025, a Net Leverage Ratio (as defined in the Credit Facility Agreement) of no greater than 3.00 to 1.00 and a Current Ratio (as defined in the Credit Facility Agreement) of at least 1.00 to 1.00. The Credit Facility also includes conditional equity cure rights that will enable the Company to cure certain breaches of these financial maintenance covenants. Further, beginning April 1, 2025, the Credit Facility requires the Company and its restricted subsidiaries to always hedge not less than 80% of projected production from their proved developed producing reserves and certain wells as of December 31, 2025 through March 31, 2028. As of March 31, 2026, the Company is in compliance with all covenants under the Credit Facility.

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

Subordinated Promissory Note

On September 30, 2024 (the “Subordinated Note Effective Date”), the Company entered into a subordinated promissory note (the “Subordinated Note”) with First Idea Ventures LLC and The Hideaway Entertainment LLC (together, the “Noteholders”), in a principal amount of $5.0 million, which has a maturity of March 17, 2027. Refer to Note 17 – Related Party Transactions for a further discussion of the Subordinated Note and the Noteholders. The Subordinated Note had an interest rate of 10.00% and the Noteholders were entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. The Subordinated Note is guaranteed by Prairie LLC pursuant to a global guaranty agreement entered into by Prairie LLC in favor of the Noteholders on the Subordinated Note Effective Date. The Subordinated Note is subordinated to the prior payment in full in cash to any future senior secured revolving credit facility of the Company entered into after the Subordinated Note Effective Date. On December 16, 2024, the Company and the Noteholders agreed to amend and restate the Subordinated Note (the “Amended and Restated Subordinated Note Agreement”), to, among other things, modify certain provisions to better align with the Credit Facility Agreement. In December 2024, and in conjunction with the Credit Facility Agreement, the Company made a $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024.

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

Pursuant to the terms of the Subordinated Note, the Company issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, which vest in tranches based on the date of repayment of the Subordinated Note. As of March 31, 2026 and December 31, 2025, Subordinated Note Warrants providing the right to purchase 856,165 shares of Common Stock had vested and were outstanding. Refer to Note 14 – Common Stock Options and Warrants below for a further discussion of the Subordinated Note Warrants.

Standby Equity Purchase Agreement

On September 30, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, whereby, subject to certain conditions, the Company has the right, but not the obligation, to sell to Yorkville shares up to $40.0 million shares of Common Stock, at any time and in the amount as specified in the Company’s request (“Advance Notice”), during the commitment period commencing on September 30, 2024 and terminating on September 30, 2026.

The Company determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. Pursuant to the Prairie Operating Co. Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”), the Company may only request an Advance Notice on the SEPA if the Series F Preferred Stock is fully converted or redeemed. As such, the Company has determined that the fair value of the SEPA as of March 31, 2026 and December 31, 2025 is $0 million.

Senior Convertible Note

On September 30, 2024, Yorkville advanced $15.0 million (the “Pre–Paid Advance”) to the Company, and the Company issued the Senior Convertible Note to Yorkville, with an interest rate of 8.00% and a maturity date of September 30, 2025. The Company’s obligations with respect to the Pre–Paid Advance and under the Senior Convertible Note were guaranteed by Prairie LLC, a subsidiary of the Company, and Prairie Operating Holding Co., LLC (“Prairie Holdco”), a subsidiary of the Company, pursuant to a global guaranty agreement entered into by Prairie LLC and Prairie Holdco in favor of Yorkville on September 30, 2024. Yorkville had the option to convert the Pre–Paid Advance into shares of Common Stock at any time at the Conversion Price (as defined in the SEPA). The Company also had the option to, at any time, redeem all or a portion of the amounts outstanding under the Senior Convertible Note at 105% of the principal amount thereof, plus accrued and unpaid interest.

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

In December 2024, the Company made a $3.7 million payment on the Senior Convertible Note and in the first quarter of 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock.

Note 10 – Leases

The Company determines if a contract contains a lease at its inception or as a result of an acquisition and makes certain assumptions and judgments when determining its right–of–use assets and lease liabilities. As of March 31, 2026 and December 31, 2025, all of the Company’s leases are operating leases. The Company capitalizes its operating right–of–use assets and corresponding lease liabilities separately on its condensed consolidated balance sheets, using the present value of the remaining lease payments over the determined lease term applying the implicit rate of the lease.

The following table presents the components of the Company’s operating leases on its condensed consolidated balance sheets for the periods presented:

	March 31, 2026	December 31, 2025
	(In thousands)
Office space	$1,544	$1,737
Vehicles	643	281
Equipment (1)	810	948
Total right–of–use asset	$2,997	$2,966

Office space	$1,670	$1,870
Vehicles	639	274
Equipment (1)	810	948
Total lease liability	$3,119	$3,092

(1)	Operating leases for equipment primarily include compressor rentals used in the Company’s daily operations.

The Company’s weighted–average remaining lease terms and discount rates as of March 31, 2026 are as follows:

Operating Leases
Weighted–average lease term (years)	2.56
Weighted–average discount rate	10.1%

The Company has several operating leases for office spaces, vehicles, and equipment used in its daily operations, under non–cancelable operating leases expiring through 2030. The Company recognizes lease expense for these leases on a straight–line basis. The following table presents the components of the Company’s lease costs during the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating lease cost	$403	$122
Variable lease cost (1)	104	22
Total lease cost	$507	$144

(1)	Variable lease costs include operating costs, such as parking costs and property taxes, associated with the Company’s office leases. The Company expenses variable lease costs as they are incurred.

As of March 31, 2026, the Company’s future lease commitments by year consisted of the following:

(In thousands)
April 1, 2026 through December 31, 2026	$1,615
January 1, 2027 through December 31, 2027	1,059
January 1, 2028 through December 31, 2028	662
January 1, 2029 through December 31, 2029	227
Total lease payments	3,563
Less: imputed interest	(444)
Total lease liability	$3,119

The Company’s supplemental cash flow disclosures related to operating leases are presented below for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities – operating cash flows from operating leases	$406	$110
Right-of-use assets obtained in exchange for operating liabilities	$479	$32

Note 11 – Commitments and Contingencies

Following the closing of the Bayswater Acquisition in March 2025, the Company is party to agreements containing minimum volume commitments, which require the Company to deliver fixed determinable quantities of crude oil, natural gas, and NGL production volumes.

Oil Transportation Agreement

The Company is party to a Crude Oil Purchase and Sale Agreement (the “Oil Transportation Agreement”) with an oil pipeline company, under which all of the oil produced from certain of the leases purchased in the Bayswater Acquisition will be gathered and transported by the oil pipeline company. Additionally, the Oil Transportation Agreement, as amended in 2023, requires a minimum volume of 15.85 million barrels of oil from the covered leases to be delivered from September 1, 2022 through December 31, 2026. As of March 31, 2026, 1.5 million barrels of oil remained to be delivered and under–delivered volumes will incur a fee ranging from $1.64 per Bbl to $1.81 per Bbl. During the three months ended March 31, 2026, the Company incurred under–delivered volume fees totaling $0.7 million, which is included in transportation and processing expenses on the condensed consolidated statements of operations. The Company did not incur any fees during the three months ended March 31, 2025, as this was prior to the Bayswater Acquisition. As of March 31, 2026, the Company estimates its maximum future commitment under the Oil Transportation Agreement to be $0.8 million for April 1, 2026 through December 31, 2026. The Company will recognize these costs in the period in which the amounts are deemed probable and estimable.

Gas Gathering Agreement

One of the Company’s gas gathering and processing agreements acquired in the Bayswater Acquisition requires a monthly minimum payment, which began in October 2019 and continues through September 2029. This monthly minimum payment is intended to reimburse the costs incurred by the counterparty to connect the gathering facility to the covered area. During the three months ended March 31, 2026, the Company recognized guaranteed payments of $0.3 million, which is included in lease operating expenses on the condensed consolidated statements of operations. The Company did not incur any fees during the three months ended March 31, 2025, as this was prior to the Bayswater Acquisition.

The Company’s estimated maximum future commitment under the Company’s gas gathering and processing agreements as of March 31, 2026 is presented below:

(In thousands)
April 1, 2026 through December 31, 2026	$1,277
January 1, 2027 through December 31, 2027	1,703
January 1, 2028 through December 31, 2028	1,703
January 1, 2029 through September 31, 2029	1,277
Maximum Guaranteed Payments	$5,960

Legal and Litigation

The Company is subject to various litigation, claims and proceedings, which arise in the ordinary course of business. The Company recognizes a liability for such loss contingencies when it believes it is probable that a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The outcomes of any such currently pending matters are not expected to have a material adverse effect on the Company’s financial position or results of operations. During the three months ended March 31, 2026, the Company incurred $3.3 million of non–recurring litigation expenses, which are reflected as general and administrative expenses on its condensed consolidated statement of operations. The Company did not recognize any non–recurring litigation expenses during the three months ended March 31, 2025.

Note 12 – Mezzanine Equity

The following table presents the changes in the Company’s mezzanine equity during the three months ended March 31, 2026:

	Series F Preferred Stock
	Shares	Amount
		(In thousands)
Balance as of December 31, 2025	121,050	$136,146
Conversion of Series F Preferred Stock	(23,050)	(28,814)
Adjustment to maximum redemption value	—	17,088
Agreement amendment fees	—	(3,327)
Undeclared dividend	—	966
Balance as of March 31, 2026	98,000	$122,059

Series F Preferred Stock

On March 24, 2025, the Company entered into the Series F Preferred Securities Purchase Agreement with the Series F Preferred Stockholder, pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a Stated Value of $1,000 per share, convertible into shares of Common Stock and (ii) upon the Anniversary Warrant Issuance Date, subject to the satisfaction of certain conditions, the Series F Preferred Stock Warrants. The Series F Preferred Offering closed on March 26, 2025, and the Company received approximately $136.1 million of net proceeds, after deducting advisor fees and offering expenses. The Company used the proceeds from the Series F Preferred Offering to fund a portion of the Bayswater Acquisition, which also closed on March 26, 2025.

On March 25, 2026, the Company and the Series F Preferred Stockholder entered into the First Series F Preferred Stock Warrant Amendment, which, among other things, extended the issuance date of the Series F Preferred Stock Warrant from March 26, 2026 to April 7, 2026 (which was subsequently further extended to July 8, 2026). As part of the First Series F Preferred Stock Warrant Amendment, the Company agreed to pay the Series F Preferred Stockholder a $3.0 million fee, which was payable on April 7, 2026. However, as discussed in Note 18 – Subsequent Events, the Series F Preferred Stockholder waived the $3.0 million extension fee as part of the partial redemption of the Series F Preferred Stock on April 9, 2026.

The Series F Preferred Stockholder is entitled to receive, on a cumulative basis, whether or not authorized or declared, dividends on each share of Series F Preferred Stock at a rate per annum equal to 12%, on the amount equal to the sum of (a) the Stated Value plus (b) all accrued and unpaid dividends on such share of Series F Preferred Stock (including dividends accrued and unpaid on previously unpaid dividends). Dividends are payable to the Series F Preferred Stockholder in cash on March 1, June 1, September 1, and December 1 of each calendar year, which began on June 1, 2025. Alternatively, pursuant to the Series F Certificate of Designation, the Company may elect to pay the dividends entirely or partially in shares of Common Stock. Additionally, the Series F Certificate of Designation provides that six months after the anniversary date of the maturity of the Company’s Credit Facility the dividend rate will increase to 25%. The Company elected to pay the March 1, 2026 dividends by issuing the Series F Preferred Stockholder 2,352,000 shares of Common Stock.

The Series F Preferred Stockholder may convert all or a portion of its shares of Series F Preferred Stock into shares of Common Stock at any time and from time to time. The initial conversion rate for the Series F Preferred Stock is 202.0202 shares of Common Stock per share of Series F Preferred Stock (the “Standard Conversion”), which is subject to certain adjustments as described in the Series F Certificate of Designation. The Series F Preferred Stockholder may also convert all or a portion of its shares of Series F Preferred Stock using an Alternative Conversion Rate (as defined in the Series F Certificate of Designation) in lieu of the Standard Conversion, subject to an Alternative Conversion Cap (as defined in the Series F Certificate of Designation) for each quarter. During the three months ended March 31, 2026, 23,050 shares of Series F Preferred Stock were converted into 18,102,300 shares of Common Stock using the Alternative Conversion.

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

The Company has determined that the Series F Preferred Stock should be classified as mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, the Company determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives. On the date of issuance, in accordance with ASC 815, the Company recorded a liability of $25.5 million for the fair value of the Series F Preferred Stock embedded derivatives and a liability of $22.1 million for the fair value of the Series F Preferred Stock Warrants. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Series F Preferred Stock embedded derivatives and Series F Preferred Stock Warrants. As a result, on March 26, 2025, the Company recognized the Series F Preferred Stock as mezzanine equity based on its relative fair value of $92.6 million, after allocating $47.6 million of the proceeds to the embedded derivative features and the Series F Preferred Stock Warrants. Additionally, the Company recorded the issuance costs of $12.2 million and the amendment fees of $3.3 million, which were payable as of March 31, 2026, as a reduction to the allocated proceeds.

As of March 31, 2026, in accordance with ASC 480, the Company adjusted the value of the Series F Preferred Stock to reflect its maximum redemption amount of $122.1 million, resulting in a remeasurement of Series F Preferred Stock of $17.1 million which is presented in the remeasurement of Series F Preferred Stock line item on the condensed consolidated statement of operations for the three months ended March 31, 2026. Additionally, at each conversion, the Company reduces the balance of the Series F Preferred Stock by the carrying value of the converted shares, which, as of March 31, 2026, has resulted in a decrease of $28.8 million from December 31, 2025.

Note 13 – Stockholders’ Equity

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

In May 2023, the Company received an aggregate of $17.4 million in proceeds from a number of investors (the “Series D PIPE Investors”) who were issued 17,376 shares of Series D Preferred Stock along with Series A warrants (“Series D A Warrants”) to purchase 3,475,250 shares of the Company’s Common Stock and Series B warrants (“Series D B Warrants” and together with the Series D A Warrants, the “Series D PIPE Warrants”) to purchase 3,475,250 shares of Common Stock (collectively, the “Series D PIPE”). Refer to Note 14 – Common Stock Options and Warrants for a further description of the Series D PIPE Warrants.

In January 2025, Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (the “O’Neill Trust”) converted 8,000 shares of Series D Preferred Stock into 1,600,000 shares of Common Stock. As a result, the O’Neill Trust no longer holds any Series D Preferred Stock. During the three months ended March 31, 2025, there were conversions of 8,475 shares of Series D Preferred Stock into 1,695,000 shares of Common Stock. There were no Series D Preferred Stock conversions during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, there were 5,982 shares of Series D Preferred Stock outstanding. As discussed in Note 18 – Subsequent Events, the majority of the Series D Preferred Stock was converted at the beginning of April 2026.

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

On March 24, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”), providing for the offer and sale (the “Common Stock Offering”) by the Company, and the purchase by the Underwriters, of 8,555,555 shares of Common Stock, at a price to the public of $4.50 per share ($4.2525 per share net of underwriting discounts and commissions). Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30–day option to purchase up to an additional 1,283,333 shares of Common Stock on the same terms as above (the “Over–Allotment Option”). The Common Stock Offering was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S–3. On March 25, 2025, the Underwriters exercised the Over–Allotment Option with respect to 1,181,349 shares of Common Stock. On March 26, 2025, the Company issued 9,736,904 shares of Common Stock in connection with the Common Stock Offering, for proceeds of $41.4 million, net of $2.4 million of underwriting discounts and commissions and $3.7 million in issuance fees. The Company used these proceeds to partially fund the Bayswater Acquisition, which also closed on March 26, 2025. Refer to Note 3 – Acquisitions for a further discussion of the Bayswater Acquisition.

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

The Company currently anticipates any net proceeds from the ATM Offering will be used for general corporate purposes, which may include, among other things, advancing its development and drilling program, repayment of existing indebtedness or financing potential acquisition opportunities. Additionally, as discussed in Note 12 – Mezzanine Equity, per the Series F Certificate of Designation, the Series F Preferred Stockholder could require the Company to use a portion of the net proceeds from sales of the ATM Offering to redeem a number of shares of its Series F Preferred Stock. As of March 31, 2026, the Company has not issued any shares under the ATM Offering.

Treasury Stock

During the three months ended March 31, 2026, the Company paid $1.2 million to repurchase 547,739 shares of vested restricted stock units from employees to cover such employees’ portion of the tax withholdings. The Company has presented the shares repurchased at cost as treasury stock on its condensed consolidated balance sheet as of March 31, 2026.

Note 14 – Common Stock Options and Warrants

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

On May 3, 2023, prior to the closing of the Merger, Prairie LLC entered into a non–compensatory option purchase agreement with its members, Bristol Capital, LLC (“Bristol Capital”), which manages Bristol Investment and BOKA Energy LP (“BOKA”), a third–party investor, pursuant to which Bristol Capital and BOKA purchased non–compensatory options for $24,000 and $8,000, respectively, from Prairie LLC’s members.

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

Subsequent to the Merger, the Company entered into amended and restated non–compensatory option agreements (the “Option Agreements”) with each of Gary C. Hanna, former President and Director, Edward Kovalik, former Chairman of the Board and Chief Executive Officer, Bristol Capital, and BOKA. An aggregate of 2,000,000 Merger Options are subject to be transferred to the Series D PIPE Investors, based on their then–percentage ownership of the Series D Preferred Stock to the aggregate Series D Preferred Stock outstanding and held by all Series D PIPE Investors as of the May 3, 2023, if the Company does not meet certain performance metrics by May 3, 2026.

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

On March 31, 2025, Bristol Capital paid $0.6 million to exercise its option to purchase 2,333,333 shares of Common Stock, which were issued by the Company on the same day. Additionally, during the second quarter of 2025, Westwood paid $0.1 million to exercise its option to purchase 200,000 shares of Common Stock and Rose Hill exercised its cashless option and received 283,870 shares of Common Stock. In September 2025, Anchorman exercised its cashless option and received 176,636 shares of Common Stock. As of March 31, 2026, 4,966,666 shares of Common Stock remained issuable upon the exercise of the Merger Options. As of March 31, 2026, the Merger Options have a weighted average remaining contractual life of 0.1 years. On April 9, 2026, Mr. Kovalik and Mr. Hanna exercised their cashless options, refer to Note 18 – Subsequent Events for a further discussion of such exercise.

Legacy Warrants

Upon the Merger, the Company assumed warrants to purchase 53,938 shares of the Company’s Common Stock with a weighted average exercise price of $47.61 per share (the “Legacy Warrants”). As of March 31, 2026 and December 31, 2025, 35,388 and 37,138 Legacy Warrants, respectively, providing the right to purchase shares of Common Stock were outstanding. As of March 31, 2026, the Legacy Warrants have a weighted average remaining contractual life of 0.8 years.

Series D PIPE Warrants

The Series D PIPE Warrants, upon issuance, provided the warrant holders with the right to purchase an aggregate of 6,950,500 shares of Common Stock at an exercise price of $6.00 per share. The Series D A Warrants expire on May 3, 2028 and the Series D B Warrants expired on May 3, 2024. All such warrants must be exercised for cash.

On April 8, 2024, the Company entered into an Amendment and Waiver of Exercise Limitations Letter Agreement (the “Letter Agreement”) with Bristol Investment Fund, Ltd. (“Bristol Investment”) to amend certain terms of the Series D A Warrants and Series D B Warrants held by Bristol Investment. Each of the Series D PIPE Warrants held by Bristol Investment is subject to a limitation on exercise if as a result of such exercise or conversion, the holder would own more than 4.99% of the outstanding shares of the Company’s Common Stock, which may be increased by the holder upon written notice to the Company, to any specified percentage not in excess of 9.99% (the “Beneficial Ownership Limitation Ceiling”). The Letter Agreement increased the Beneficial Ownership Limitation Ceiling from 9.99% to 19.99%. Pursuant to the Letter Agreement, Bristol Investment further notified the Company of its intent to immediately increase the Beneficial Ownership Limitation Ceiling to 19.99% and the parties agreed to waive the waiting period with respect to such notice.

No Series D A Warrants were exercised during the year ended December 31, 2025 or the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, 3,215,761 Series D A Warrants providing the right to purchase shares of Common Stock were outstanding with a remaining contractual life of 2.1 and 2.3 years, respectively.

Series E PIPE Warrants

The Series E PIPE Warrants provide the warrant holders with the right to purchase 8,000,000 shares of Common Stock at an exercise price of $6.00 per share. The Series E A Warrants expire on August 15, 2028 and the Series E B Warrants expired on August 15, 2024. All such warrants must be exercised for cash.

As of March 31, 2026 and December 31, 2025, 4,000,000 Series E A Warrants providing the right to purchase shares of Common Stock with a remaining contractual life of 2.4 and 2.6 years, respectively, were outstanding.

During the year ended December 31, 2024, all of the Series E B Warrants were exercised, resulting in the issuance of 4,000,000 shares of Common Stock, for total proceeds to the Company of $24.0 million, resulting in no outstanding Series E B Warrants as of December 31, 2025 or March 31, 2026.

Exok Warrants

Upon closing of the Merger, the Company consummated the purchase of oil and gas leases from Exok including all of Exok’s right, title, and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data, and records, for $3.0 million (the “First Exok Acquisition”). On August 15, 2023, Prairie LLC exercised the option it acquired in the First Exok Acquisition and purchased additional oil and gas leases from Exok, consisting of approximately 20,300 net leasehold acres in, on and under approximately 32,580 gross acres (the “Second Exok Acquisition”) for total consideration of $25.3 million. The total consideration consisted of $18.0 million in cash to Exok, which was funded with the Series E PIPE, and equity consideration to certain affiliates of Exok consisting of (i) 670,499 shares of Common Stock, and (ii) 670,499 warrants providing the right to purchase shares of Common Stock at $7.43 per share (the “Exok Warrants”). The Exok Warrants provide the warrant holders with the right to purchase shares of Common Stock at an exercise price of $7.43 per share. The Exok Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. On March 31, 2026 and December 31, 2025, 670,499 Exok Warrants providing the right to purchase shares of Common Stock were outstanding with a remaining contractual life of 2.4 and 2.6 years, respectively.

Subordinated Note Warrants

As discussed in Note 9 – Debt above, pursuant to the terms of the Subordinated Note, the Company issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders. The Subordinated Note Warrants vest in equal tranches, beginning on September 30, 2024, every 3 months until the Subordinated Note is repaid. Upon vesting, the Subordinated Note Warrants will be exercisable at any time until September 30, 2029, at an exercise price of $8.89 per warrant, subject to adjustments as provided under the terms of the Subordinated Note Warrants. As of March 31, 2026 and December 31, 2025, Subordinated Note Warrants providing the right to purchase 856,165 shares of Common Stock with a remaining contractual life of 3.5 years and 3.8 years, respectively, had vested and were outstanding.

The Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Subordinated Note Warrants at fair value and will remeasure the fair value for each reporting period with changes in fair value recognized in earnings. As of March 31, 2026 and December 31, 2025, the fair value of the Subordinated Note Warrants is $0.7 million and $0.3 million, respectively. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Subordinated Note Warrants.

Series F Preferred Stock Warrants

As discussed in Note 12 – Mezzanine Equity above, pursuant to the Series F Preferred Securities Purchase Agreement with the Series F Preferred Stockholder, if any Series F Preferred Stock is outstanding as of the Anniversary Warrant Issuance Date, and the other conditions set forth in the Series F Certificate of Designation have been satisfied, the Company will issue the Series F Preferred Stock Warrants to the Series F Preferred Stockholder. The Series F Preferred Stock Warrants allow the Series F Preferred Stockholder to purchase a number of shares of the Company’s Common Stock equal to the quotient of (i) 125% of the Stated Value of all Series F Preferred Stock held on the original issuance date of the Series F Preferred Stock (the “Original Issuance Date”), which was subsequently amended to 75% of the Stated Value of all Series F Preferred Stock held by the Series F Preferred Stockholder on July 8, 2026, divided by (ii) the average of the 10 daily volume-weighted average per share trading prices of the Company’s Common Stock during the 10 trading days prior to the Original Issuance Date.

On March 25, 2026, the Company and the Series F Preferred Stockholder entered into the First Series F Preferred Stock Warrant Amendment, pursuant to which, among other things, the Company agreed to pay the Series F Preferred Stockholder a $3.0 million fee, which was payable on April 7, 2026. On April 8, 2026, the Company and the Series F Preferred Stockholder entered into a letter agreement (the “Series F Letter Agreement”), further described in Note 18 – Subsequent Events, which, among other things, extended the Anniversary Warrant Issuance Date from to July 8, 2026 and reduced the number of shares of Common Stock issuable upon exercise of the Series F Preferred Stock Warrants. Additionally, pursuant to the Series F Letter Agreement, the Series F Preferred Stockholder waived the Company’s obligation to pay the previously announced $3.0 million extension fee.

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

The Company has determined that the Series F Preferred Stock Warrants are not considered indexed to the Company’s own stock because the potential number of common shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on the Anniversary Warrant Issuance Date. As such, the Company has determined that the Series F Preferred Stock Warrants should be accounted for as liabilities pursuant to ASC 480. In accordance with ASC 815, the Company has recorded the Series F Preferred Stock Warrants at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings. As of March 31, 2026, the fair value of the Series F Preferred Stock Warrants was $114.4 million compared to $90.1 million as of December 31, 2025, which is presented on the Company’s condensed consolidated balance sheet as a liability with a corresponding amount recognized as Series F Preferred Stock in mezzanine equity. The Company recognized the change in fair value of $24.3 million as a component of loss on adjustment to fair value – embedded derivatives, debt, and warrants on its condensed consolidated statement of operations for the three months ended March 31, 2026. The Company did not recognize an adjustment to fair value – embedded derivatives, debt, and warrants for the Series F Preferred Stock Warrants during the three months ended March 31, 2025. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Series F Preferred Stock Warrants.

Note 15 – Long–Term Incentive Compensation

Incentive Award Plan

The Company’s long–term incentive plan for employees, directors, consultants, and other service providers (as amended and restated effective as of September 5, 2024, as further amended effective June 4, 2025, and as may be further amended from time to time, the “LTIP”) provides for the grant of all or any of the following types of equity–based awards: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSUs”), which may also include performance stock awards (“PSUs”); (vi) stock awards; (vii) dividend equivalents; (viii) other stock–based awards; (ix) cash awards; and (x) substitute awards. During the three months ended June 30, 2025, the Company received shareholder approval to increase the number of shares available for issuance under the LTIP, resulting in the reservation of 15,000,000 total shares of Common Stock for issuance pursuant to awards under the LTIP. As of March 31, 2026, 4,446,131 shares are available for grant under the LTIP.

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

The following table presents the Company’s equity–classified RSU activity for the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2025	6,273,430	$3.33
Granted	—	$—
Vested	(2,925,368)	$3.47
Forfeitures	(45,088)	$2.74
Unvested units as of March 31, 2026	3,302,974	$3.22

During the three months ended March 31, 2026 and 2025, the Company recognized stock–based compensation costs of $5.9 million and $0.8 million, respectively, related to its equity–classified RSUs.

As of March 31, 2026, there was $13.9 million of total unrecognized compensation cost related to the Company’s unvested equity–classified RSUs, which is expected to be recognized over a weighted–average period of 1.9 years.

Equity–Classified Performance Stock Units

The Company has granted PSUs to certain of its employees which vest and become earned upon the achievement of certain performance goals based on the Company’s relative total shareholder return as compared to the performance peer group during the performance period, in each case, at the end of a three-year performance period, and generally subject to the employees continued service throughout the performance period. Per the PSU agreements, these awards can be settled in either stock or cash, as determined by the Compensation Committee of the Board (the “Committee”); however, unless the Committee determines otherwise, these PSUs will be settled in stock; therefore, the Company classified these PSUs as equity awards. The number of shares of Common Stock that a holder of the PSUs earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted, as determined by the Company’s total shareholder return relative to a group of peers over the performance period, which represents a market condition per ASC Topic 718, Compensation—Stock Compensation. The fair value of these PSUs awards was derived by a third party using a Monte Carlo simulation model as of the grant date.

The following table presents the Company’s equity–classified PSU activity for the three months ended March 31, 2026:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2025	4,714,434	$4.50
Granted	—	$—
Vested	—	$—
Forfeitures	(1,129,716)	$4.66
Unvested units as of March 31, 2026	3,584,718	$4.33

During the three months ended March 31, 2026, the Company recognized $1.5 million in stock-based compensation costs related to its equity–classified PSUs and reversed $1.7 million of stock-based compensation costs as a result of forfeitures during the period, resulting in stock-based compensation expense of $(0.2) million related to its equity-classified PSUs. During the three months ended March 31, 2025, the Company recognized stock–based compensation costs of $0.6 million related to its equity–classified PSUs.

As of March 31, 2026, there was $1.2 million of total unrecognized compensation cost related to the Company’s unvested equity–classified PSUs, which is expected to be recognized over a weighted–average period of 1.63 years.

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

The following table presents the Company’s liability–classified RSU activity for the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2025	98,447	$2.74
Granted	—	$—
Vested	—	$—
Forfeitures	(20,726)	$2.74
Unvested units as of March 31, 2026	77,723	$2.74

During each of the three months ended March 31, 2026 and 2025, the Company recognized stock–based compensation costs of less than $0.1 million related to its liability–classified RSUs.

Note 16 – Earnings Per Share

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

The following table presents the calculations of basic and diluted loss per share for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands, expect share and per share amounts)
Basic and diluted:
Net loss attributable to Prairie Operating Co. common stockholders	$(174,397)	$(93,474)
Net loss allocated to participating securities	—	—
Net loss attributable to Prairie Operating Co. common stockholders – basic and diluted	$(174,397)	$(93,474)

Weighted average shares outstanding – basic and diluted	80,585,148	26,796,704

Basic and diluted loss per share	$(2.16)	$(3.49)

The following table presents the potentially dilutive securities which were not included in the computation of diluted loss per share for the periods presented because their inclusion would be anti–dilutive:

	Three Months Ended March 31,
	2026	2025
Anti–dilutive securities:
Merger Options (1)	4,966,666	5,666,666
Restricted stock and performance stock units (2)	6,965,415	1,059,432
Common stock warrants (3)	159,438,701	163,975,543
Series D Preferred Stock	1,196,337	1,196,337
Series F Preferred Stock (4)	103,478,261	155,481,366

(1)	The Merger Options became exercisable upon the closing of the Bayswater Acquisition on March 26, 2025. Refer to Note 14 – Common Stock Options and Warrants for a discussion of the Merger Options.
(2)
As of March 31, 2026 and 2025, all of the restricted stock and performance stock units presented were unvested. Refer to Note 15 – Long–Term Incentive Compensation for a discussion of the restricted stock units and performance stock units.

(3)
Includes the maximum amount of Series F Preferred Stock Warrants as of March 31, 2026, which have not been issued as of March 31, 2026. Refer to Note 14 – Common Stock Options and Warrants for a discussion of the Series F Preferred Stock Warrants.

(4)
Assumes the maximum number of converted shares using the Alternative Conversion at the NASDAQ minimum floor price, as defined in the Series F Certificate of Designation, as of March 31, 2026. Refer to Note 12 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

Note 17 – Related Party Transactions

Common Stock Options. As described in Note 14 – Common Stock Options and Warrants, upon consummation of the Merger, the Company entered into Option Agreements with each of Gary Hanna, former President and, Edward Kovalik, former Chairman of the Board and Chief Executive Officer, Paul L. Kessler, who is a former Director of the Company, and BOKA. Erik Thoresen, a director of the Company, is affiliated with BOKA.

On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital, and Georgina Asset Management entered into a non–compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of the sellers agreed to sell to Georgina Asset Management, non–compensatory options to acquire an aggregate of 200,000 shares of Common Stock for the option purchase. In December 2023, Mr. Hanna assigned all of his remaining options to Gracemont Enterprises LP, an entity controlled by Mr. Hanna. In January 2024, Georgina Asset Management transferred its options to Westwood pursuant to an assignment. In September 2024, Mr. Kovalik assigned all of his remaining options to Blue Trail Partners, LLC, an entity controlled by Mr. Kovalik. As of March 3, 2026, Mr. Hanna and Mr. Kovalik are no longer considered related parties to the Company.

On September 30, 2024, the Company, BOKA, Rose Hill, Anchorman, and Blackstem entered into a non-compensatory option purchase agreement, pursuant to which each of the Option Purchasers agreed to purchase, and BOKA agreed to sell to the Option Purchasers, Merger Options to acquire an aggregate of 800,000 shares of Common Stock, for an exercise price of $0.25 per share. The Company did not receive any proceeds from the transfer of the Merger Options and the terms of the Option Agreements were not amended or modified in any way in connection with the transfers. Refer to Note 14 – Common Stock Options and Warrants for a further discussion of these options.

Series D PIPE. As described in Note 13 – Stockholders’ Equity, Bristol Investment, an entity affiliated with Paul L. Kessler, who is a former Director of the Company, purchased $1,250,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea Ventures LLC, an entity affiliated with Jonathan H. Gray, a director of the Company, purchased $750,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea International Ltd. (included with First Idea Ventures LLC), an entity affiliated with Jonathan H. Gray, purchased $254,875 of Series D Preferred Stock and Series D PIPE Warrants from another holder. Additionally, the O’Neill Trust, which is the sole Series E PIPE Investor, was also an investor in the Series D PIPE. Refer to Note 13 – Stockholders’ Equity and Note 14 – Common Stock Options and Warrants and for a further discussion of the Series D PIPE.

Series E PIPE. As described in Note 14 – Common Stock Options and Warrants, to fund the Second Exok Acquisition, the Company entered into a securities purchase agreement with the Series E PIPE Investor, the O’Neill Trust, on August 15, 2023, pursuant to which the Series E PIPE Investor agreed to purchase, and the Company agreed to sell to the Series E PIPE Investor, for an aggregate of $20.0 million, securities consisting of (i) 39,614 shares of Common Stock, (ii) 20,000 shares of Series E Preferred Stock, and (iii) Series E PIPE Warrants to purchase 8,000,000 shares of Common Stock, each at a price of $6.00 per share, in a private placement. Refer to Note 13 – Stockholders’ Equity and Note 14 – Common Stock Options and Warrants for a further discussion of the Series E PIPE.

Consent and Agreement. On August 15, 2024, the Company entered into a Consent and Agreement (the “Consent and Agreement”) with the O’Neill Trust, pursuant to which the O’Neill Trust (a) consented to, and waived any and all negative covenants with respect to, any and all transactions the Company may consummate in connection with the funding of the acquisition by the Company of certain assets from Nickle Road Operating and its ongoing operations; (b) released its mortgage on certain property of the Company, which was established in favor of the O’Neill Trust securing the Company’s obligations under the Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock (the “ Series E Certificate”); and (c) agreed to (i) amend Section 6(d) of the Series E Certificate to increase the Beneficial Ownership Limitation Ceiling from 9.99% to 49.9%, (ii) subject to consent from the requisite holders of the Series D Preferred Stock, amend Section 6(d) of the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate”) to increase the Beneficial Ownership Limitation, as defined in the Series D Certificate, from 9.99% to 49.9% and (iii) amend Section 2(e) of each of the O’Neill Trust’s Series D A Warrant and Series E A Warrant and Section 2(d) of the O’Neill Trust’s Series E B Warrant to increase the Beneficial Ownership Limitation Ceiling from 25% to 49.9%.

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

Subordinated Promissory Note and Subordinated Note Warrants. As described in Note 9 – Debt, on September 30, 2024, the Company issued the Subordinated Note in a principal amount of $5.0 million, which has a maturity date of March 17, 2027 to the Noteholders. Pursuant to the terms of the Subordinated Note, the Company also issued the Subordinated Note Warrants to the Noteholders, which provide the Noteholders with the ability to purchase up to 1,141,552 shares of Common Stock, vesting in tranches based on the date of repayment of the Subordinated Note. The Noteholders are entities controlled by Jonathan H. Gray, a director of the Company. Refer to Note 9 – Debt and Note 14 – Common Stock Options and Warrants for a further discussion of the Subordinated Note and the Subordinated Note Warrants.

Note 18 – Subsequent Events

Series F Preferred Stock and the Series F Securities Purchase Agreement Amendments

On April 6, 2026, the Company and the Series F Preferred Stockholder entered into an Amendment and Restatement of Amendment to Securities Purchase Agreement and Form of Anniversary Warrant (the “Second Series F Preferred Stock Warrant Amendment”). Among other things, the Second Series F Preferred Stock Warrant Amendment amended and restated the First Series F Preferred Stock Warrant Amendment to extend the issuance date of the Series F Preferred Stock Warrants from April 7 to April 9, 2026.

On April 8, 2026, the Company and the Series F Preferred Stockholder entered into a letter agreement (the “Series F Letter Agreement”), pursuant to which, among other things, the Company repurchased 13,727 shares of Series F Preferred Stock from the Series F Preferred Stockholder on April 8, 2026 for an aggregate purchase price of $19.0 million payable in cash, plus all accrued but unpaid dividends on such shares of Series F Preferred Stock through and including the date upon which such shares of Series F Preferred Stock were repurchased (which accrued and unpaid dividends were paid in the form of the Company’s Common Stock issued to the Series F Preferred Stockholder in an amount equal to all such accrued but unpaid dividends, divided by the Market Stock Payment Price (as defined in the Series F Certificate of Designation as of the date of the Series F Letter Agreement, rounded up to the next whole share) (the “Series F Preferred Repurchase Price”).

Additionally, pursuant to the Series F Letter Agreement, the Company issued the Series F Preferred Stockholder a warrant to purchase 4,000,000 shares of Common Stock at an exercise price of $0.01 per share (the “Series F First Penny Warrants”), and if on July 8, 2026, for any reason, the Series F Preferred Stock Warrants have not been issued to the Series F Preferred Stockholder, the Company will issue a warrant to purchase 3,000,000 shares of Common Stock at an exercise price of $0.01 per share (the “Series F Second Penny Warrants”) (collectively, with the Series F First Penny Warrants, the “Series F Penny Warrants”). Further, per the Series F Letter Agreement, upon the Series F Preferred Stockholder’s receipt of the Series F Preferred Repurchase Price and the issuance of the Series F First Penny Warrants, the Series F Preferred Stockholder waived the Company’s obligation to pay the previously announced $3.0 million extension fee.

Pursuant to the Series F Letter Agreement, the parties also extended the issuance date of the Series F Preferred Stock Warrants from April 9 to July 8, 2026 and reduced the number of shares of Common Stock issuable upon exercise of the Series F Preferred Stock Warrants from (1) a number of shares equal to the quotient of (i) 125% of the Stated Value of all Series F Preferred Stock held on the Original Issuance Date, divided by (ii) the average of the 10 daily volume–weighted average per share trading prices of the Company’s Common Stock during the 10 trading days prior to the Original Issuance Date, to (2) a number of shares equal to the quotient of (i) 75% of the Stated Value of all Series F Preferred Stock held on July 8, 2026, divided by (ii) the average of the 10 daily volume–weighted average per share trading prices of the Company’s Common Stock during the 10 trading days prior to the Original Issuance Date.

At-the-Market Offering

On April 6 and 7, 2026, the Company sold approximately 773,000 shares under its ATM for net proceeds of $1.8 million. The Company used the net proceeds from the ATM Offering to fund a portion of the Series F Preferred Repurchase Price discussed above.

Merger Option Exercises

On April 9, 2026, Gary C. Hanna, former President and Director as of March 3, 2026, Edward Kovalik, former Chairman of the Board and Chief Executive Officer as of March 3, 2026, exercised their cashless options and each received 2,091,286 shares of the Company’s Common Stock, for a total of 4,182,572 shares of the Company’s Common Stock.

Series D Preferred Stock Conversions

In April 2026, certain holders of the Company’s Series D Preferred Stock converted 5,938 shares of Series D Preferred Stock into 3,273,391 shares of Common Stock. As a result, 44 shares of Series D Preferred Stock remain outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with our condensed consolidated financial statements and related notes to those financial statements that are included elsewhere in this report, as well as our audited consolidated financial statements and related notes and the related “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Additionally, refer to “Cautionary Statement Regarding Forward-looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

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

As of March 31, 2026, our assets included approximately 68,700 net leasehold acres in, on and under approximately 99,500 gross acres. In addition to growing production through our drilling operations, we intend to continue growing its business through accretive acquisitions, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation.

Recent Developments

Drilling and Completion Activities

In December 2025, we moved our drilling rig to our Blehm pad and then our Schneider pad, both of which are in Weld County and consist of five wells each. Completion activities at the Blehm and Schneider pads were in the final stages as of March 31, 2026 and the wells came online early in April 2026.

We then moved the drilling rig to our Elder East and West pad, which consists of nine wells. Drilling at the Elder East and West pad was completed during the first quarter of 2026 and completion activities are ongoing, with first production expected towards the end of May 2026.

The drilling rig is currently at our Opal Coalbank pad, which consists of eight wells. Drilling activities at the Opal Coalbank pad completed early in April 2026 and completion activities are expected to continue throughout the second quarter of 2026, with first production expected towards the beginning of the third quarter of 2026.

Series F Preferred Stock and the Series F Securities Purchase Agreement Amendments

On March 25, 2026, we and the Series F Preferred Stockholder entered into the First Series F Preferred Stock Warrant Amendment, which, among other things, extended the issuance date of Series F Preferred Stock Warrants from March 26 to April 7, 2026 (which was subsequently further extended to July 8, 2026).

On April 6, 2026, we and the Series F Preferred Stockholder entered into the Second Series F Preferred Stock Warrant Amendment. Among other things, the Second Series F Preferred Stock Warrant Amendment amended and restated the First Series F Preferred Stock Warrant Amendment to extend the issuance date of the Series F Preferred Stock Warrants from April 7 to April 9, 2026.

On April 8, 2026, we and the Series F Preferred Stockholder entered into the Series F Letter Agreement, pursuant to which, among other things, that we repurchased 13,727 shares of Series F Preferred Stock from the Series F Preferred Stockholder on April 8, 2026 for an aggregate purchase price of $19.0 million payable in cash, plus all accrued but unpaid dividends on such shares of Series F Preferred Stock through and including the date upon which such shares of Series F Preferred Stock were repurchased (which accrued and unpaid dividends were paid in the form of our Common Stock issued to the Series F Preferred Stockholder in an amount equal to all such accrued but unpaid dividends, divided by the Market Stock Payment Price (as defined in the Series F Certificate of Designation as of the date of the Series F Letter Agreement, rounded up to the next whole share).

Additionally, pursuant to the Series F Letter Agreement, we issued the Series F First Penny Warrants to the Series F Preferred Stockholder, and if on July 8, 2026, for any reason, the Series F Preferred Stock Warrants have not been issued to the Series F Preferred Stockholder, we will issue the Series F Second Penny Warrants. Further, per the Series F Letter Agreement, upon the Series F Preferred Stockholders receipt of the Series F Preferred Repurchase Price and the issuance of the Series F First Penny Warrants, the Series F Preferred Stockholder waived our obligation to pay the previously announced $3.0 million extension fee.

Factors Affecting the Comparability of Financial Results

Commodity Prices

Since oil, natural gas, and NGL prices are the most significant factors impacting our results of operations, continued price variations can have a material impact on our financial results and capital expenditures. In an effort to reduce the impact of price volatility, and in compliance with requirements under our Credit Facility, we enter into derivative contracts to economically hedge a portion of our estimated production from our proved, developed, producing oil and natural gas properties against adverse fluctuations in commodity prices. By doing so, we believe we can mitigate, but not eliminate, the potential negative effects of decreases in oil, natural gas, and NGL prices on our cash flows from operations. However, our hedging activity could reduce our ability to benefit from increases in oil, natural gas, and NGL prices. Further, we could sustain losses to the extent our oil, natural gas, and NGL derivative contract prices are lower than market prices and, conversely, we could recognize gains to the extent our oil, natural gas, and NGL derivative contract prices are higher than market prices. Refer to Results of Operations - Other expenses below for a discussion of our recognized gains or losses on derivative contracts.

As of March 31, 2026, we had the following outstanding crude oil, natural gas, and NGL derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate, NYMEX Henry Hub, and Mount Belvieu OPIS, respectively:

	Settling April 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028	Settling January 1, 2029 through December 31, 2029
Crude Oil Swaps:
Notional volume (Bbls)	3,775,808	4,662,503	2,862,307	210,000
Weighted average price ($/Bbl)	$62.86	$62.51	$62.17	$61.57
Natural Gas Swaps:
Notional volume (MMBtus)	10,957,305	14,082,126	5,606,357	400,000
Weighted average price ($/MMBtu)	$4.07	$4.08	$4.02	$4.11
Ethane Swaps:
Notional volume (Bbls)	309,747	400,675	220,109	—
Weighted average price ($/Bbl)	$11.25	$10.70	$9.96	$—
Propane Swaps:
Notional volume (Bbls)	436,790	522,684	199,160	—
Weighted average price ($/Bbl)	$28.64	$26.85	$25.93	$—
Iso Butane Swaps:
Notional volume (Bbls)	60,157	74,572	35,088	—
Weighted average price ($/Bbl)	$35.19	$31.77	$30.77	$—
Normal Butane Swaps:
Notional volume (Bbls)	153,300	184,140	74,903	—
Weighted average price ($/Bbl)	$35.71	$31.95	$30.36	$—
Pentane Plus Swaps:
Notional volume (Bbls)	126,531	160,242	78,806	—
Weighted average price ($/Bbl)	$54.79	$53.31	$52.81	$—

2025 Acquisitions

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

In October 2025, we acquired certain assets from Summit and Crown for a total purchase price of $2.3 million, subject to certain closing adjustments, payable in cash. The Summit and Crown Acquisitions included the acquisition of five operated wells on approximately 3,400 net acres.

Results of Operations

Revenue, Production, and Average Realized Price

The following table presents the components of our revenue, production, and average realized price for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Revenues (in thousands)
Crude oil sales	$67,838	$10,788
Natural gas sales	8,956	1,223
NGL sales	6,623	1,579
Total revenues	$83,417	$13,590

Production:
Oil (MBbls)	999	161
Natural gas (MMcf)	3,538	437
NGL (MBbls)	497	61
Total production (MBoe) (1)	2,086	295

Average sales volumes per day (Boe/d)	23,182	3,278

Average realized price (excluding effects of derivatives):
Oil (per MBbl)	$67.91	$67.01
Natural gas (per MMcf)	$2.53	$2.80
NGL (per MBbl)	$13.33	$25.80
Average price (per MBoe)	$39.99	$46.07

Average realized price (including effects of derivatives):
Oil (per MBbl)	$56.49	$63.78
Natural gas (per MMcf)	$1.82	$2.20
NGL (per MBbl)	$12.76	$25.80
Average price (per MBoe)	$33.19	$43.42

(1)	MBoe is calculated using six MMcf of natural gas equivalent to one MBbl of oil.

For the three months ended March 31, 2026, total revenue increased $69.8 million and total production increased 1,791 MBoe compared to the three months ended March 31, 2025. The majority of the increase was attributable to the Bayswater Acquisition, which closed on March 26, 2025. Additionally, approximately 30% of the increase was attributable to new wells coming online as development activities were completed throughout the second half of 2025 and the first quarter of 2026.

Operating expenses

The following table presents the components of our operating expenses for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per Boe amounts)
Lease operating expenses	$14,841	$2,012
Transportation and processing	2,496	907
Ad valorem and production taxes	6,792	957
Depreciation, depletion, and amortization	15,844	2,123
Exploration expenses	298	287
Abandonment and impairment of unproved properties	412	—
General and administrative expenses	16,886	5,551
Total operating expenses	$57,569	$11,837

Operating expenses per Boe:
Lease operating expenses	$7.11	$6.82
Transportation and processing	1.20	3.07
Ad valorem and production taxes	3.26	3.24
Depreciation, depletion, and amortization	7.60	7.20
Exploration expenses	0.14	0.97
Abandonment and impairment of unproved properties	0.20	—
General and administrative expenses	8.09	18.82
Total operating expenses	$27.60	$40.13

Lease operating expenses. For the three months ended March 31, 2026, lease operating expenses (“LOE”) increased $12.8 million compared to the three months ended March 31, 2025. The increase in LOE was largely driven by increased production as a result of our Bayswater Acquisition, which closed on March 26, 2025. Additionally, LOE includes $0.7 million of workover expenses incurred during the three months ended March 31, 2026 and $0.5 million of non-operated LOE recognized during the three months ended March 31, 2026. We did not incur any workover expenses or recognize any non-operated LOE during the three months ended March 31, 2025.

Transportation and processing expenses. For the three months ended March 31, 2026, transportation and processing expenses increased $1.6 million compared to the three months ended March 31, 2025, primarily driven by increased production as a result of our Bayswater Acquisition, which closed on March 26, 2025.

Ad valorem and production taxes. For the three months ended March 31, 2026, ad valorem and production taxes increased $5.8 million compared to the three months ended March 31, 2025, primarily driven by increased production as a result of our Bayswater Acquisition, which closed on March 26, 2025.

Depreciation, depletion, and amortization. For the three months ended March 31, 2026, depreciation, depletion, and amortization expenses increased $13.7 million compared to the three months ended March 31, 2025, largely attributable to increased production as a result of our Bayswater Acquisition, which closed on March 26, 2025.

Abandonment and impairment of unproved properties. For the three months ended March 31, 2026, we recorded $0.4 million of abandonment and impairment related to unproved properties, which reflects unproved locations that we have deemed non–core and allowed to expire. We did not record any abandonment and impairment related to unproved properties for the three months ended March 31, 2025.

General and administrative expenses. For the three months ended March 31, 2026, general and administrative expenses increased $11.3 million compared to the three months ended March 31, 2025. This increase was largely attributable to incremental non-cash stock–based compensation and employee and benefit expenses of $7.7 million driven by the increase in headcount as a result of the Bayswater Acquisition, which closed on March 26, 2025. Additionally, we incurred $3.3 million in non-recurring litigation and severance expenses during the three months ended March 31, 2026.

Other expenses

The following table presents the components of our other expenses for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Interest expense	$(8,197)	$(1,378)
Loss on derivatives, net	(177,060)	(898)
Loss on adjustment to fair value – embedded derivatives, debt, and warrants	(31,851)	(2,164)
Interest income and other	193	70
Other expenses	$(216,915)	$(4,370)

Interest expense. For the three months ended March 31, 2026, interest expense increased $6.8 million compared to the three months ended March 31, 2025, primarily driven by interest on the Credit Facility incurred during the periods. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Credit Facility.

Loss on derivatives, net. For the three months ended March 31, 2026, loss on derivatives, net was $177.1 million compared to $0.9 million for the three months ended March 31, 2025. The change in loss on derivatives, net was primarily due to a $162.8 million increase in unrealized loss on derivatives driven by unfavorable changes in the fair value of our open derivative contracts as of March 31, 2026. Additionally, our realized loss on derivatives increased by $13.4 million for the three months ended March 31, 2026 due to unfavorable changes in cash settlements during the period compared to the three months ended March 31, 2025. Refer to Factors Affecting the Comparability of Financial Results – Commodity Prices above for a further discussion of our derivative contracts.

Loss on adjustment to fair value – embedded derivatives, debt, and warrants. We have several financial instruments that are or were previously valued at fair value on a recurring basis; therefore, we recognize the changes in fair value at each remeasurement period as a loss on adjustment to fair value – embedded derivatives, debt, and warrants on our condensed consolidated statements of operations for the period. For the three months ended March 31, 2026, the loss on adjustment to fair value – embedded derivatives, debt, and warrants reflects losses on fair value of $24.3 million for the Series F Preferred Stock Warrants and $0.4 million for the Subordinated Note Warrants, which were partially offset by gains on fair value of less than $0.1 million for the Series F Preferred Stock embedded derivatives. For the three months ended March 31, 2025, the loss on adjustment to fair value – embedded derivatives, debt, and warrants reflects losses on fair value of $5.5 million for the Senior Convertible Note and $0.1 million for the Subordinated Note which were partially offset by gains on fair value of $2.4 million for the Subordinated Note Warrants, $0.8 million for the SEPA, and $0.1 million for the Series F Preferred Stock embedded derivatives recognized during the period. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Series F Preferred Stock Warrants and embedded derivatives and the Subordinated Note Warrants.

Income Tax Benefit

For the three months ended March 31, 2026, we recognized an income tax benefit of $38.4 million, resulting in an effective income tax rate of 20.1%. We did not recognize any income tax benefit or expense for the three months ended March 31, 2025.

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

Adjusted EBITDA is derived from net loss attributable to Prairie Operating Co. and is adjusted for income tax benefit, depreciation, depletion, and amortization, abandonment and impairment of unproved properties,  non-cash stock-based compensation, interest expense, net unrealized loss on derivatives, non-cash loss on adjustment to fair value – embedded derivatives, debt, and warrants, litigation and severance settlement expense, and income tax expense, all as applicable. We adjust net loss attributable to Prairie Operating Co. for the items listed above to arrive at Adjusted EBITDA because these amounts can vary substantially between periods and companies within our industry depending upon accounting methods, book values of assets, capital structures, and the method by which assets were acquired. Adjusted EBITDA has limitations as an analytical tool, including that it excludes certain items that affect our reported financial results. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income calculated in accordance with GAAP or as an indicator of our operating performance or liquidity. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table presents the reconciliation of Net loss attributable to Prairie Operating Co. to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net loss attributable to Prairie Operating Co.	$(152,673)	$(2,617)
Adjustments:
Depreciation, depletion, and amortization	15,844	2,123
Abandonment and impairment of unproved properties (1)	412	—
Non-cash stock-based compensation	5,805	1,324
Interest expense, net	8,130	1,308
Unrealized loss on derivatives	162,883	898
Non-cash loss on adjustment to fair value – embedded derivatives, debt, and warrants (2)	31,851	2,164
Litigation and severance settlement expense	3,345	—
Income tax benefit (3)	(38,394)	—
Adjusted EBITDA	$37,203	$5,200

(1)	Reflects the abandonment of unproved locations which we have deemed non–core and allowed to expire.
(2)
Reflects the changes in the fair values of the financial instruments measured at fair value on a recurring basis. Refer to Liquidity and Capital Resources – Significant Sources of Liquidity below for a further discussion.

(3)	Reflects deferred income tax benefit recognized for the three months ended March 31, 2026.

Liquidity and Capital Resources

Overview

Our production and development activities will require us to make significant operating and capital expenditures. In the second half of 2025 and throughout the first quarter of 2026, our primary sources of liquidity were borrowings on our Credit Facility, which has a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million.

Additionally, on June 20, 2025, we entered into the ATM Offering, which allows us to sell shares of our Common Stock up to an aggregate offering price of $75.0 million through the Managers. Sales of the shares of Common Stock sold under the ATM Offering, if any, will be made under our Registration Statement on Form S-3, which was declared effective by the SEC on May 2, 2025. As of March 31, 2026, we had not issued any shares under the ATM Offering.

Management expects that our cash balance, expected revenues from our producing wells, and liquidity available under the Credit Facility, proceeds from the ATM Offering, and potential offerings under our effective Form S-3 registration statement will be sufficient to fund our development program and operations.

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

Working Capital

We define working capital as current assets less current liabilities. As of March 31, 2026, we had a working capital deficit of $181.0 million and cash and cash equivalents of $0.3 million and as of December 31, 2025, we had a working capital deficit of $46.1 million and cash and cash equivalents of less than $0.1 million

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$42,268	$16,932
Net cash used in investing activities	(36,337)	(528,431)
Net cash (used in) provided by financing activities	(5,688)	521,279
Net increase in cash and cash equivalents	243	9,780

Cash and cash equivalents, beginning of the period	20	5,192
Cash and cash equivalents, end of the period	$263	$14,972

Operating activities. Net cash provided by operating activities totaled $42.3 million and $16.9 million during the three months ended March 31, 2026 and 2025, respectively. The $25.3 million increase in our net cash provided by operating activities was primarily attributable to increased revenue during the period, partially offset by increased operating expenses, largely driven by the Bayswater Acquisition, which closed on March 26, 2025.

Investing activities. Net cash used in investing activities totaled $36.3 million and $528.4 million during the three months ended March 31, 2026 and 2025, respectively. The $492.2 million decrease in our net cash used in investing activities was largely driven by cash paid for the Bayswater Acquisition of $474.6 million. Additionally, our expenditure for the development of oil and natural gas properties decreased $4.9 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to timing of capital projects.

Financing activities. Net cash used in financing activities totaled $5.7 million for the three months ended March 31, 2026, and net cash provided by financing activities totaled $521.3 million for the three months ended March 31, 2025. The $527.0 million decrease in net cash used in financing activities was mostly due to financing activities completed during the three months ended March 31, 2025 to fund the Bayswater Acquisition, which closed on March 26, 2025. These financing activities included $43.8 million from the issuance of Common Stock, net of related issuance costs of $3.1 million, $148.3 million from the issuance of the Series F Preferred Stock, net of related issuance costs of $1.2 million, and $349.0 million from borrowings under the Credit Facility, net of related issuance costs of $12.5 million. Financing activities for the three months ended March 31, 2026 were attributable to the $60.5 million of repayments on the Credit Facility, partially offset with borrowings of $56.0 million.

Significant Sources of Liquidity

Credit Facility. On December 16, 2024, we, as borrower, entered into a reserve–based credit agreement with Citi, as administrative agent and the financial institution party. On February 3, 2025, we entered into the first amendment to our reserve–based credit agreement with Citi, which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million. On March 26, 2025, we entered into the Credit Facility, which amended and restated our existing reserve–based credit agreement with Citi. On June 6, 2025, we entered into the first amendment to our Credit Facility, which added Bank of America N.A. and West Texas National Bank as lenders under the Credit Facility. The Credit Facility is scheduled to mature on March 26, 2029 and provides for a maximum credit commitment of $1.0 billion. As of March 31, 2026, the Credit Facility had a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million and includes a $47.5 million sublimit for the issuance of letters of credit. The borrowing base is subject to semi–annual redeterminations based upon the value of our oil and gas properties as determined in a reserve report immediately preceding April 1st and October 1st of each year, subject to certain interim redeterminations. The borrowing base of $475.0 million was reaffirmed with the 2025 mid–year redetermination.

We are subject to certain financial covenants and customary restrictive covenants under the Credit Facility. The financial covenants require us to maintain, for each fiscal quarter commencing with the fiscal quarter ending March 31, 2025, a Net Leverage Ratio (as defined in the Credit Facility) of no greater than 3.00 to 1.00 and a Current Ratio (as defined in the Credit Facility) of at least 1.00 to 1.00. As of March 31, 2026, we are in compliance with all covenants under the Credit Facility.

As of March 31, 2026 and December 31, 2025, we had $361.5 million and $366.0 million, respectively, of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $113.5 million and $109.0 million, respectively, of availability for future borrowings and letters of credit. Additionally, as of March 31, 2026 and December 31, 2025, we had $11.7 million and $12.6 million, respectively, of unamortized deferred financing costs associated with our Credit Facility, which are presented as debt issuance costs, net on the condensed consolidated balance sheets. These costs will be amortized to interest expense on the accompanying condensed consolidated statements of operations on a straight–line basis over the life of the Credit Facility. During the three months ended March 31, 2026 and 2025, we amortized $1.0 million and less than $0.1 million, respectively, of deferred financing costs into interest expense on the accompanying condensed consolidated statements of operations.

Subordinated Promissory Note and Subordinated Note Warrants. On September 30, 2024, we entered into the Subordinated Note with the Noteholders in a principal amount of $5.0 million, which has a maturity date of March 17, 2027. The Noteholders are entities controlled by Jonathan H. Gray, who is a director of the Company; therefore the Subordinated Note and Subordinated Note Warrants are presented as related-party on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Subordinated Note had an interest rate of 10.00% and the Noteholders were entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. In December 2024, and in conjunction with the Credit Facility Agreement, we made a $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024.

On March 26, 2025, in connection with the closing and financing of the Bayswater Acquisition, we paid $3.2 million of the outstanding balance under the Subordinated Note. Pursuant to the terms of the payoff letter, we and the Noteholders agreed that the remaining $1.5 million outstanding Subordinated Note balance would be converted to principal, will accrue interest at a rate of 15% of per annum, and all principal and other amounts owed (other than interest) pursuant to the Subordinated Note will not be redeemable for any reason while any of our Series F Preferred Stock remains outstanding.

Pursuant to the terms of the Subordinated Note, we issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, which vest in tranches based on the date of repayment of the Subordinated Note. As of March 31, 2026 and December 31, 2025, Subordinated Note Warrants providing the right to purchase 856,165 shares of Common Stock had vested and were outstanding.

Series F Preferred Stock and Series F Preferred Stock Warrants. On March 24, 2025, we entered into the Series F Preferred Securities Purchase Agreement with the Series F Preferred Stockholder, pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a Stated Value of $1,000 per share, convertible into shares of Common Stock and (ii) upon the Anniversary Warrant Issuance Date, subject to the satisfaction of certain conditions, the Series F Preferred Stock Warrants. The Series F Preferred Offering closed on March 26, 2025, and we received approximately $137.2 million of net proceeds, after deducting advisor fees and offering expenses. We used the proceeds from the Series F Preferred Offering to fund a portion of the Bayswater Acquisition, which closed on March 26, 2025. On March 25, 2026, we and the Series F Preferred Stockholder entered into the First Series F Preferred Stock Warrant Amendment, which, among other things, extended to issuance date of the Series F Preferred Stock Warrants from March 26 to April 7, 2026 (which was subsequently further extended to July 8, 2026). As part of the amendment, we agreed to pay the Series F Preferred Stockholder a $3.0 million fee, which was payable on April 7, 2026. However, as discussed in Recent Developments, the Series F Preferred Stockholder waived the $3.0 million extension fee as part of the partial redemption of the Series F Preferred Stock on April 9, 2026.

The Series F Preferred Stockholder is entitled to receive, on a cumulative basis, dividends on each share of Series F Preferred Stock at a rate per annum equal to 12%, payable in cash on March 1, June 1, September 1 and December 1 of each calendar year, beginning on June 1, 2025. Alternatively, according to the Series F Certificate of Designation, we may elect to pay the dividends entirely or partially in shares of Common Stock. Additionally, the Series F Certificate of Designation states that six months after the anniversary date of the maturity of our Credit Facility the dividend rate will increase to 25%. We elected to pay the March 1, 2026 dividends by issuing the Series F Preferred Stockholder 2,352,000 shares of Common Stock.

The Series F Preferred Stockholder may convert all or a portion its shares of Series F Preferred Stock into shares of Common Stock at any time at a Standard Conversion rate of 202.0202 shares of Common Stock per share of Series F Preferred Stock, subject to certain adjustments as described in the Series F Certificate of Designation. The Series F Preferred Stockholder also has the option to convert all or a portion of its shares of Series F Preferred Stock using an Alternative Conversion Rate (as defined in the Series F Certificate of Designation) in lieu of the conversion rate, subject to an Alternative Conversion Cap (as defined in the Series F Certificate of Designation) for each quarter. During the three months ended March 31, 2026, 23,050 shares of Series F Preferred Stock were converted into 18,102,300 shares of Common Stock using the Alternative Conversion.

We have determined that the Series F Preferred Stock should be classified as mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, we determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives and that the Series F Preferred Stock Warrants should be accounted for as liabilities because they are not considered indexed to our stock since the potential number of common shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on the Anniversary Warrant Issuance Date. On the date of issuance, in accordance with ASC 815, we recorded a liability of $25.5 million for the fair value of the Series F Preferred Stock embedded derivatives and a liability of $22.1 million for the fair value of the Series F Preferred Stock. As a result, on March 26, 2025, we recognized the Series F Preferred Stock in mezzanine equity based on its relative fair value of $92.6 million, after allocating $47.6 million of the proceeds to the embedded derivative features and the Series F Preferred Stock Warrants. Additionally, we recorded the issuance costs of $12.2 million and the amendment fees of $3.3 million, which were payable as of March 31, 2026, as a reduction to the allocated proceeds.

As of March 31, 2026, in accordance with ASC 480, we adjusted the value of the Series F Preferred Stock to reflect its maximum redemption amount of $122.1 million, resulting in a remeasurement of Series F Preferred Stock of $17.1 million which is presented in the remeasurement of Series F Preferred Stock line item on the condensed consolidated statement of operations for the three months ended March 31, 2026. Additionally, at each conversion, we reduce the balance of the Series F Preferred Stock by the carrying value of the converted shares, which, as of March 31, 2026, has resulted in a decrease of $28.8 million from December 31, 2025.

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

We currently anticipate any net proceeds from the ATM Offering will be used for general corporate purposes, which may include, among other things, advancing our development and drilling program, repayment of existing indebtedness, or financing potential acquisition opportunities. Additionally, per the Series F Certificate of Designation, the Series F Preferred Stockholder could require us to use a portion of the net proceeds from sales of the ATM Offering to redeem a number of shares of its Series F Preferred Stock. As of March 31, 2026, we had not issued any shares under the ATM Offering.

Liquidity Analysis

For the three months ended March 31, 2026, we had a net loss attributable to Prairie Operating Co.’s common stockholders of $174.4 million. We cannot predict if we will be able to sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent us from successfully operating and expanding our business. As of March 31, 2026, we had cash and cash equivalents of $0.3 million, a working capital deficit of $181.0 million, and an accumulated deficit of $240.4 million.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether we can meet our obligations, have adequate liquidity to operate, and maintain compliance with the applicable financial covenants of our Credit Facility, as discussed above. Significant assumptions used in our forecasted model of liquidity in the next 12 months include our current cash position and our ability to manage spending. Based on an assessment of these factors, management expects that our cash balance, expected revenues from our existing producing wells, and liquidity available under the Credit Facility, proceeds from the ATM Offering, and potential offerings under our effective Form S-3 registration statement will be sufficient to meet our obligations over the next 12 months and fulfill the financial covenant requirements under our Credit Facility.

As discussed above, following the amendment of our Credit Facility in March 2025, which increased the borrowing base to $475.0 million, our Form S-3 registration statement becoming effective in December 2024, and the launch of the ATM Offering in June 2025, we have the ability to access funds through various sources to meet our working capital needs. Our ability to borrow under our Credit Facility does not require action on the part of management, other than requesting the borrowing. As of March 31, 2026, we have availability of $113.5 million under the Credit Facility, which is more or equal to our liquidity needs; therefore, substantial doubt about our ability to continue as a going concern does not exist.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the accompanying condensed consolidated financial statements. These financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported for assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates and assumptions include estimates for reserve quantities and estimated future cash flows associated with proved reserves, depletion of proved developed oil and natural gas reserves, asset retirement obligations, accruals for our oil, natural gas, and NGL revenues and any potential liabilities, the valuation of the Series F Preferred Stock, Series F Preferred Stock Warrants, and our stock–based compensation, including performance based awards, the fair value of commodity derivative instruments, the realization of deferred tax assets, and any acquisition–related purchase price allocations. Management believes its estimates and assumptions to be reasonable under these circumstances. Certain estimates and assumptions are inherently unpredictable, and actual results could differ from those estimates.

We have provided a full discussion of our significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in our 2025 Annual Report on Form 10–K for the fiscal year ended December 31, 2025.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026 our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any material legal proceedings or other proceedings described in Item 303 of Regulation S-K promulgated under the Securities Act.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10–Q, refer to Item 1A. “Risk Factors” of our Annual Report on Form 10–K for the fiscal year ended December 31, 2025. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2026, that were not otherwise disclosed in a Current Report on Form 8–K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non–Rule 10b5–1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S–K.

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

4.8	First Penny Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026).
4.9	Form of Second Penny Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026).
10.1#
Separation Agreement, dated March 2, 2026, by and between Prairie Operating Employee Co., LLC and Edward Kovalik (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2026).

10.2#
Separation Agreement, dated March 2, 2026, by and between Prairie Operating Employee Co., LLC and Gary Hanna (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2026).

10.3
Amendment to Securities Purchase Agreement and Form of Anniversary Warrant, dated March 25, 2026, by and among Prairie Operating Co. and each of the investors listed on the Schedule of Buyers attached to the Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 25, 2026).

10.4
Amendment and Restatement of Amendment to Securities Purchase Agreement and Form of Anniversary Warrant, dated April 6, 2026, by and among Prairie Operating Co. and each of the investors listed on the Schedule of Buyers attached to the Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2026).

10.5
Letter Agreement, dated April 8, 2026, by and between the Company and Hudson Bay PH XIX LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026).

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

PRAIRIE OPERATING CO.

		By:	/s/ Richard N. Frommer
Richard N. Frommer
Date:	May 14, 2026		Interim President & Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Gregory S. Patton
Gregory S. Patton
Date:	May 14, 2026		Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)