Form 10-Q
period 2026-06-30
Prairie Operating Co.
filed 2026-08-14
CIK 1162896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 10, 2026
Common Stock, $0.01 par value	112,798,010

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

●	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;
●	general economic, financial, legal, political, and business conditions and changes in domestic and foreign markets;
●	the risks related to the growth of our business, including our ability to successfully integrate, and recognize the anticipated benefits of, our recent acquisitions and any future acquisitions;
●	the effects of competition on our future business;
●	changes in U.S. energy, environmental, monetary and trade policies, including with respect to tariffs and other trade barriers, and any resulting trade tensions;
●	the risk that The Nasdaq Stock Market LLC (“Nasdaq”) will delist our common stock if we cannot regain compliance with the continued listing requirements of Nasdaq; and
●	other factors detailed under the section entitled “Risk Factors” and in our periodic filings with the Securities and Exchange Commission (“SEC”).

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$21	$20
Oil, natural gas, and NGL accrued revenue	28,737	22,728
Joint interest and other receivables	7,234	23,106
Derivative assets, net	—	28,812
Inventory	4,220	3,604
Prepaid expenses and other current assets	1,689	1,452
Total current assets	41,901	79,722

Property and equipment:
Oil and natural gas properties, successful efforts method of accounting including $101,499 and $57,897 excluded from depletable base as of June 30, 2026 and December 31, 2025, respectively	1,007,985	852,732
Other property and equipment	21,604	21,067
Less: Accumulated depreciation, depletion, and amortization	(82,098)	(49,343)
Total property and equipment, net	947,491	824,456
Derivative assets, net	—	24,627
Debt issuance costs, net	12,688	12,642
Operating lease assets	2,966	2,966
Other non–current assets	167	133
Total assets	$1,005,213	$944,546

Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$92,729	$62,792
Oil, natural gas, and NGL revenue payable	21,115	30,300
Ad valorem and production taxes payable	35,074	31,385
Derivative liabilities, net	16,954	—
Operating lease liabilities	1,543	1,300
Total current liabilities	167,415	125,777

Long–term liabilities:
Credit facility	436,000	366,000
Subordinated note – related party	1,458	1,458
Series F convertible preferred stock embedded derivatives, at fair value	12,262	15,853
Series F convertible preferred stock warrants, at fair value	9,492	90,134
Incremental share right liability, at fair value	15,264	—
Derivative liabilities, net	14,711	—
Oil, natural gas, and NGL revenue payable	39,582	27,402
Ad valorem and production taxes payable	33,411	22,751
Deferred tax liability	3,072	21,652
Asset retirement obligation	3,781	4,019
Operating lease liabilities	1,544	1,792
Other long-term liabilities	1,026	1,398
Total long–term liabilities	571,603	552,459
Total liabilities	739,018	678,236

Commitments and contingencies (Note 11)

Mezzanine equity:
Series F convertible preferred stock; $0.01 par value; 50,000,000 shares authorized, and 78,000 and 121,050 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	43,224	136,146

Stockholders’ equity:
Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized, and 44 and 5,982 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock; $0.01 par value; 500,000,000 shares authorized, and 105,828,010 and 62,499,375 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,060	625
Treasury stock, at cost; 715,955 and 111,357 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	(1,778)	(531)
Additional paid–in capital	355,060	217,785
Accumulated deficit	(131,371)	(87,715)
Total stockholders’ equity	222,971	130,164
Total liabilities, mezzanine equity, and stockholders’ equity	$1,005,213	$944,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Crude oil, natural gas, and NGL revenues	$98,859	$68,100	$182,276	$80,915

Operating expenses:
Lease operating expenses	13,628	11,348	28,469	13,361
Transportation and processing expenses	2,426	2,234	4,922	2,367
Ad valorem and production taxes	7,983	6,416	14,775	7,374
Depreciation, depletion, and amortization	17,075	12,265	32,919	14,386
Exploration expenses	243	458	541	745
Abandonment and impairment of unproved properties	196	—	608	—
General and administrative expenses	11,952	16,443	28,838	21,995
Total operating expenses	53,503	49,164	111,072	60,228

Other income (expenses):
Interest expense	(10,033)	(9,124)	(18,230)	(10,502)
Gain (loss) on derivatives, net	45,079	28,150	(131,981)	27,252
Gain (loss) on adjustment to fair value – financial instrument liabilities	48,233	(2,373)	16,382	(4,537)
Interest income and other	196	94	389	166
Total other income (expenses)	83,475	16,747	(133,440)	12,379

Income (loss) from operations before income taxes	128,831	35,683	(62,236)	33,066
Income tax (expense) benefit	(19,814)	—	18,580	—
Net income (loss) attributable to Prairie Operating Co.	109,017	35,683	(43,656)	33,066
Series F preferred stock declared dividends	(2,598)	(3,289)	(6,268)	(3,289)
Series F preferred stock undeclared dividends	186	(1,402)	(780)	(1,647)
Remeasurement of Series F preferred stock	87,189	17,511	70,101	(73,101)
Net income (loss) attributable to Prairie Operating Co. common stockholders	$193,794	$48,503	$19,397	$(44,971)

Earnings (loss) per common share
Basic earnings (loss) per share	$1.75	$1.04	$0.21	$(1.27)
Diluted earnings (loss) per share	$0.23	$0.18	$(0.41)	$(1.27)
Weighted average common shares outstanding
Basic	107,141,123	44,063,281	87,711,102	35,477,691
Diluted	185,590,890	198,365,207	183,000,521	35,477,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Series D Preferred Stock Par Value $0.01		Common Stock Par Value $0.01		Treasury Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2025	5,982	$—	62,499,375	$625	111,357	$(531)	$217,785	$(87,715)	$130,164
Conversion of Series F Preferred Stock	—	—	18,102,300	181	—	—	36,005	—	36,186
Issuance of Common Stock for Series F Preferred Stock dividends	—	—	2,352,000	24	—	—	3,463	—	3,487
Issuance of Common Stock related to stock–based compensation	—	—	2,925,368	29	—	—	(29)	—	—
Purchase of treasury stock	—	—	(547,739)	(5)	547,739	(1,188)	5	—	(1,188)
Equity restricted stock unit vesting	—	—	—	—	—	—	415	—	415
Stock–based compensation	—	—	—	—	—	—	5,733	—	5,733
Series F Preferred Stock declared dividends	—	—	—	—	—	—	(3,670)	—	(3,670)
Series F Preferred Stock undeclared dividends	—	—	—	—	—	—	(966)	—	(966)
Remeasurement of Series F Preferred Stock	—	—	—	—	—	—	(17,088)	—	(17,088)
Net loss attributable to Prairie Operating Co.	—	—	—	—	—	—	—	(152,673)	(152,673)
March 31, 2026	5,982	$—	85,331,304	$854	659,096	$(1,719)	$241,653	$(240,388)	$400
Conversion of Series D Preferred Stock	(5,938)	—	3,276,147	33	—	—	(33)	—	—
Conversion of Series F Preferred Stock	—	—	4,352,402	44	—	—	9,628	—	9,672
Issuance of Common Stock for Series F Preferred Stock dividends	—	—	3,385,816	34	—	—	2,493	—	2,527
Issuance of Series F Preferred Stock Penny Warrants	—	—	—	—	—	—	11,495	—	11,495
Issuance of Common Stock upon Series F Preferred Stock First Penny Warrant exercise	—	—	4,000,000	40	—	—	—	—	40
Issuance of Common Stock upon option exercise	—	—	4,182,572	42	—	—	(42)	—	—
Issuance of Common Stock under ATM, net of issuance costs	—	—	772,594	8	—	—	1,787	—	1,795
Issuance of Common Stock related to stock–based compensation	—	—	584,034	6	—	—	(6)	—	—
Purchase of treasury stock	—	—	(56,859)	(1)	56,859	(59)	1	—	(59)
Stock–based compensation	—	—	—	—	—	—	3,307	—	3,307
Series F Preferred Stock declared dividends	—	—	—	—	—	—	(2,598)	—	(2,598)
Series F Preferred Stock undeclared dividends	—	—	—	—	—	—	186	—	186
Remeasurement of Series F Preferred Stock	—	—	—	—	—	—	87,189	—	87,189
Net income attributable to Prairie Operating Co.	—	—	—	—	—	—	—	109,017	109,017
June 30, 2026	44	$—	105,828,010	$1,060	715,955	$(1,778)	$355,060	$(131,371)	$222,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Series D Preferred Stock Par Value $0.01		Common Stock Par Value $0.01		Treasury Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2024	14,457	$—	23,045,209	$230	—	$—	$172,304	$(119,766)	$52,768
Conversion of Series D Preferred Stock	(8,475)	—	1,695,000	17	—	—	(17)	—	—
Conversion of Series F Preferred Stock	—	—	252,000	3	—	—	1,348	—	1,351
Issuance of Common Stock upon option exercise	—	—	2,333,334	23	—	—	560	—	583
Issuance of Common Stock upon Senior Convertible Note conversion	—	—	2,118,862	21	—	—	18,143	—	18,164
Issuance of Common Stock to fund Bayswater Acquisition, net of issuance costs	—	—	9,736,904	97	—	—	37,565	—	37,662
Issuance of Common Stock to seller as part of Bayswater Acquisition	—	—	3,656,099	37	—	—	15,963	—	16,000
Issuance of Common Stock related to stock–based compensation	—	—	144,915	1	—	—	(1)	—	—
Purchase of treasury stock	—	—	(40,196)	—	40,196	(336)	—	—	(336)
Stock–based compensation	—	—	—	—	—	—	1,324	—	1,324
Series F Preferred Stock undeclared dividends	—	—	—	—	—	—	(245)	—	(245)
Remeasurement of Series F Preferred Stock	—	—	—	—	—	—	(90,612)	—	(90,612)
Net loss attributable to Prairie Operating Co.	—	—	—	—	—	—	—	(2,617)	(2,617)
March 31, 2025	5,982	$—	42,942,127	$429	40,196	$(336)	$156,332	$(122,383)	$34,042
Conversion of Series F Preferred Stock	—	—	774,000	8	—	—	3,413	—	3,421
Issuance of Common Stock for Series F Preferred Stock dividends	—	—	1,305,000	13	—	—	3,276	—	3,289
Issuance of Common Stock upon option exercise	—	—	483,870	5	—	—	45	—	50
Issuance of Common Stock related to stock–based compensation	—	—	130,619	1	—	—	(1)	—	—
Purchase of treasury stock	—	—	(17,049)	—	17,049	(82)	—	—	(82)
Stock–based compensation	—	—	—	—	—	—	2,398	—	2,398
Adjustment to prior Common Stock issuance costs	—	—	—	—	—	—	2,552	—	2,552
Series F Preferred Stock declared dividends	—	—	—	—	—	—	(3,289)	—	(3,289)
Series F Preferred Stock undeclared dividends	—	—	—	—	—	—	(1,402)	—	(1,402)
Remeasurement of Series F Preferred Stock	—	—	—	—	—	—	17,511	—	17,511
Net income attributable to Prairie Operating Co.	—	—	—	—	—	—	—	35,683	35,683
June 30, 2025	5,982	$—	45,618,567	$456	57,245	$(418)	$180,835	$(86,700)	$94,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income attributable to Prairie Operating Co.	$(43,656)	$33,066
Adjustments to reconcile net (loss) income attributable to Prairie Operating Co. to net cash provided by operating activities
Depreciation, depletion, and amortization	32,919	14,386
Abandonment and impairment of unproved properties	608	—
Stock–based compensation	9,040	3,722
Unrealized loss (gain) on derivatives	85,104	(23,090)
(Gain) loss on adjustment to fair value – financial instrument liabilities	(16,382)	4,537
Deferred income taxes	(18,580)	—
Amortization of deferred financing costs	1,899	2,940
Changes in operating assets and liabilities:
Oil, natural gas, and NGL accrued revenue	(6,010)	(43,699)
Joint interest and other receivables	15,872	1,152
Inventory, prepaid expenses, and other current assets	(531)	(3,461)
Accounts payable, accrued expenses, and other current liabilities	16,630	16,175
Revenue, ad valorem, and production taxes payable	17,343	3,994
Net cash provided by operating activities	94,256	9,722

Cash flows from investing activities:
Development of oil and natural gas properties	(132,563)	(53,973)
Other asset and leasehold purchases	(11,336)	(950)
Cash paid for Bayswater asset purchase, net of cash received	—	(467,461)
Cash received from payment on note receivable	—	95
Net cash used in investing activities	(143,899)	(522,289)

Cash flows from financing activities:
Borrowings on the Credit Facility	134,000	359,000
Repayments on the Credit Facility	(64,000)	—
Debt issuance costs associated with the Credit Facility	(1,945)	(15,670)
Proceeds from the issuance of Common Stock	1,841	43,817
Financing costs associated with the issuance of Common Stock	(46)	(3,311)
Proceeds from the issuance of Series F Preferred Stock	—	148,250
Financing costs associated with the issuance of Series F Preferred Stock	—	(11,059)
Redemption of Series F Preferred Stock	(18,999)	—
Payments of the Subordinated Note – related party	—	(3,214)
Proceeds from option exercises	40	633
Treasury stock repurchased	(1,247)	(418)
Net cash provided by financing activities	49,644	518,028

Net increase in cash and cash equivalents	1	5,461
Cash and cash equivalents, beginning of the period	20	5,192
Cash and cash equivalents, end of the period	$21	$10,653

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

As of June 30, 2026, the Company’s assets included approximately 68,500 net leasehold acres in, on and under approximately 97,600 gross acres. In addition to growing production through its drilling operations, the Company intends to continue growing its business through accretive acquisitions, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation. Refer to Note 3 – Acquisitions for a discussion of the Company’s recent acquisitions.

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

The condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited. The condensed consolidated financial statements as of December 31, 2025 were derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2025.

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

These estimates and assumptions include estimates for reserve quantities and estimated future cash flows associated with proved reserves, depletion of proved developed oil and natural gas reserves, asset retirement obligations, accruals for the Company’s oil, natural gas, and NGL revenues and any potential liabilities, the valuation of the Company’s Series F Convertible Preferred Stock, $0.01 par value per share (“Series F Preferred Stock”), Series F Preferred Stock Anniversary Warrants (as defined herein), and stock–based compensation, including performance based awards, the fair value of commodity derivative instruments, the realization of deferred tax assets, and any acquisition–related purchase price allocations.

Segment Information

The Company operates in one business segment: the acquisition, development, and production of crude oil, natural gas, and NGLs (the “Reportable Segment”), primarily in the DJ Basin. This is consistent with the internal reporting provided to the Company’s Chief Executive Officer, who is considered the chief operating decision maker (“CODM”).

The Company’s Reportable Segment produces and sells crude oil, natural gas, and NGL volumes, which is reported as oil, natural gas, and NGL revenue on its condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. The Company’s revenue recognition policy and other accounting policies for its Reportable Segment are the same as its company–wide accounting policies discussed below in Note 2 – Summary of Significant Accounting Policies. The Reportable Segment’s major customers during the three months and six months ended June 30, 2026 and 2025 are also discussed below in Note 2 – Summary of Significant Accounting Policies. Additionally, the Company did not have any intra–entity sales or transfers during the three and six months ended June 30, 2026 or 2025, and the Reportable Segment’s significant expenses are the same as those reported on the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. Additionally, the CODM does not receive additional information regarding expenses other than what is reported on the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.

The CODM assesses the performance of the Reportable Segment and decide how to allocate resources based on the Company’s net income (loss) attributable to Prairie Operating Co., as reported on the condensed consolidated statements of operations. Additionally, net income (loss) attributable to Prairie Operating Co. on the condensed consolidated statements of operations is used to monitor budget versus actual results of the Reportable Segment and to benchmark against the Company’s competitors. The CODM’s measure of the Reportable Segment assets are reported as total assets on the condensed consolidated balance sheets.

Note 2 – Summary of Significant Accounting Policies

The Company has provided a full discussion of its significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in its Annual Report on Form 10–K for the fiscal year ended December 31, 2025. The Company has not changed any of its significant accounting policies during the six months ended June 30, 2026.

Revenue Recognition

The following table presents the Company’s oil, natural gas, and NGL revenues disaggregated by revenue stream:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025 (1)
	(In thousands)
Crude oil sales	$93,458	$57,941	$161,296	$68,729
Natural gas sales (2) (3)	(4,292)	1,981	4,664	2,545
NGL sales (3)	9,693	8,178	16,316	9,641
Total revenues	$98,859	$68,100	$182,276	$80,915

(1)
Total revenues for the six months ended June 30, 2025, include revenue from the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the Bayswater Acquisition (as defined below), through June 30, 2025.

(2)
For the three months ended June 30, 2026, the Company realized negative natural gas sales revenue due to lower gross sales, driven by decreased pricing during the quarter, compared to gathering and processing fees.

(3)
The Company has reclassified certain gathering and processing fees presented net within natural gas and NGL sales for the three and six months ended June 30, 2025 to conform with the allocation used during the three and six months ended June 30, 2026. This reallocation has no impact on the Company’s total revenues or net income (loss) attributable to Prairie Operating Co. as reported on the condensed consolidated statements of operations.

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

Income Taxes

For the three and six months ended June 30, 2026, the Company recognized income tax expense of $19.8 million and an income tax benefit of $18.6 million, respectively, resulting in effective income tax rates of 15.4% and 29.9%, respectively. The difference between the Company’s effective income tax rates and the statutory blended rates for both the three and six months ended June 30, 2026 relates to excess tax benefits from stock-based compensation awards and tax deduction limitations on the compensation of covered individuals. The Company did not recognize any income tax benefit or expense for the three and six months ended June 30, 2025.

Supplemental Disclosures of Cash Flow Information

The following table presents non–cash investing and financing activities and supplemental cash flow disclosures relating to the cash paid for interest for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Non–cash investing activities:
Increase in capital expenditure accrued liabilities and accounts payable	$12,441	$15,692

Non–cash financing activities:
Common Stock issued upon conversion of Series F Preferred Stock	$45,858	$4,772
Common Stock issued for Series F Preferred Stock dividends (1)	$6,014	$3,289
Common Stock issued to Bayswater as part of Bayswater Acquisition purchase price (2)	$—	$16,000
Common Stock issuance costs included in accrued liabilities	$—	$292
Bayswater transaction costs included in accrued liabilities	$—	$6,035
Series F Preferred Stock agreement amendment fees and issuance costs included in accrued liabilities and accounts payable	$381	$1,113
Common Stock issued upon conversion of Series D Preferred Stock	$33	$8,475
Common Stock issued upon option exercise	$42	$—
Common Stock issued upon conversion of Senior Convertible Note (3)	$—	$18,164

Supplemental disclosure:
Cash paid for interest	$9,798	$6,971

(1)
The Company elected to issue shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) for the Series F Preferred Stock dividends payable on June 1, 2025, March 1, 2026, and June 1, 2026. Refer to Note 12 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

(2)
The Company issued approximately 3.7 million shares of Common Stock to Bayswater (as defined herein) as part of the Bayswater Purchase Price (as defined herein). Refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition (as defined herein).

(3)
During the six months ended June 30, 2025, YA II PN, LTD. (“Yorkville”), converted the remaining $11.3 million of the initial $15.0 million convertible promissory note (the “Senior Convertible Note”) in exchange for 2.1 million shares of Common Stock. Refer to Note 9 – Debt for a discussion of the Senior Convertible Note.

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

The Company closed the Bayswater Acquisition on March 26, 2025 and paid Bayswater cash for the as–adjusted closing purchase price of approximately $482.5 million, $15.0 million of which was deposited in escrow pending the Company’s acquisition of additional working interest (the “Additional Working Interest Acquisition”), which Bayswater acquired and assigned to the Company on April 11, 2025, and issued the Equity Consideration to Bayswater (collectively, the “Bayswater Purchase Price”). The Company funded the cash portion of the Bayswater Purchase Price with cash on hand, the proceeds from the issuance of Common Stock in a public offering, the proceeds from the issuance of the Series F Preferred Stock, and borrowings under its Credit Facility (as defined herein). Refer to Note 12 – Mezzanine Equity for a discussion of the issuance of Series F Preferred Stock and Note 9 – Debt for a discussion of the Credit Facility. On June 6, 2025, the Company received an interim settlement payment from Bayswater of $30.7 million, $16.1 million of which related to the time period between the effective date of the Bayswater PSA and the closing of the Bayswater Acquisition, resulting in a decrease to the purchase price. The Company completed the final settlement with Bayswater on October 15, 2025, resulting in a final purchase price allocation of $475.6 million.

The Bayswater Acquisition has been accounted for as an asset acquisition in accordance with Accounting Standards Codification Topic ("ASC") Topic 805, Accounting for Business Combinations (“ASC 805”). The estimated fair value of the consideration paid by the Company and the allocation of that amount to the underlying assets acquired and liabilities assumed, on a relative fair value basis, are recorded on the Company’s books as of March 26, 2025, the closing date of the Bayswater Acquisition. Additionally, costs directly related to the Bayswater Acquisition are capitalized as a component of the Bayswater Purchase Price. The allocation of the total Bayswater Purchase Price, on a relative fair value basis, is based upon management’s estimates of and assumptions related to the fair value of assets acquired and liabilities assumed as of the closing date using currently available information.

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

Other 2025 Acquisitions

On July 2, 2025, the Company entered into an agreement to acquire certain assets from Edge Energy II LLC (“Edge Energy”) (the “Edge Acquisition”) for a total purchase price of $12.5 million, subject to certain closing price adjustments, payable in cash (the “Edge Purchase Price”). Pursuant to the Edge Acquisition, the Company acquired 47 operated and non-operated wells on approximately 11,300 net acres. The Company closed the Edge Acquisition on July 3, 2025 and funded the transaction by borrowing on its Credit Facility (as defined herein). The Company finalized the purchase accounting for the Edge Acquisition in September 2025.

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

Note 4 – Derivative Instruments

The Company utilizes commodity derivative instruments to reduce its exposure to crude oil, natural gas, and NGL price volatility for a portion of its estimated production from its proved, developed, producing oil and natural gas properties. As of June 30, 2026, the Company only had commodity swap contracts outstanding, which guarantee a fixed price on contracted volumes over specified time periods. However, in the future, the Company may utilize other types of derivative instruments including call and purchased options, put spreads, collars, and three-way collars. All of the Company’s commodity derivative counterparties are large financial institutions with investment-grade credit ratings. As such, the Company believes it does not have any significant credit risk associated with its counterparties and does not currently anticipate any non-performance from its counterparties.

As of June 30, 2026, the Company had the following outstanding crude oil and natural gas derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate, NYMEX Henry Hub, and Mount Belvieu OPIS, respectively:

	Settling July 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028	Settling January 1, 2029 through December 31, 2029
Crude Oil Swaps:
Notional volume (Bbls)	2,651,848	4,662,503	2,862,307	210,000
Weighted average price ($/Bbl)	$63.09	$62.51	$62.17	$61.57
Natural Gas Swaps:
Notional volume (MMBtus)	7,584,322	14,082,126	5,606,357	400,000
Weighted average price ($/MMBtu)	$4.08	$4.08	$4.02	$4.11
Ethane Swaps:
Notional volume (Bbls)	215,747	400,675	220,109	—
Weighted average price ($/Bbl)	$11.22	$10.70	$9.96	$—
Propane Swaps:
Notional volume (Bbls)	293,113	522,684	199,160	—
Weighted average price ($/Bbl)	$28.69	$26.85	$25.93	$—
Iso Butane Swaps:
Notional volume (Bbls)	41,114	74,572	35,088	—
Weighted average price ($/Bbl)	$35.41	$31.77	$30.77	$—
Normal Butane Swaps:
Notional volume (Bbls)	103,276	184,140	74,903	—
Weighted average price ($/Bbl)	$35.81	$31.95	$30.36	$—
Pentane Plus Swaps:
Notional volume (Bbls)	86,958	160,242	78,806	—
Weighted average price ($/Bbl)	$55.12	$53.31	$52.81	$—

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

The following tables present the gross and net fair values of the Company’s derivative instruments recognized on the condensed consolidated balance sheets for the periods presented:

	June 30, 2026
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented on the Condensed Consolidated Balance Sheet
	(In thousands)
Current derivative assets	$11,359	$(11,359)	$—
Long-term derivative assets	$7,254	$(7,254)	$—

Current derivative liabilities	$(28,313)	$11,359	$(16,954)
Long-term derivative liabilities	$(21,966)	$7,254	$(14,711)

	December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented on the Condensed Consolidated Balance Sheet
	(In thousands)
Current derivative assets	$30,126	$(1,314)	$28,812
Long-term derivative assets	$26,852	$(2,225)	$24,627

Current derivative liabilities	$(1,314)	$1,314	$—
Long-term derivative liabilities	$(2,225)	$2,225	$—

The following table presents the components of the gain (loss) on derivatives, net reflected on the accompanying condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Cash (paid) received for derivative settlements, net:
Crude oil	$(34,146)	$4,150	$(45,523)	$3,630
Natural gas	3,647	1,223	1,126	961
NGLs	(2,201)	(429)	(2,480)	(429)
Total cash (paid) received for derivative settlements, net:	$(32,700)	$4,944	$(46,877)	$4,162

Non-cash gain (loss) on derivatives:
Crude oil	$67,071	$22,332	$(83,503)	$23,406
Natural gas	3,259	3,375	5,625	2,185
NGLs	7,450	(2,501)	(7,226)	(2,501)
Total non-cash gain (loss) on derivatives	$77,779	$23,206	$(85,104)	$23,090

Total gain (loss) on derivatives, net	$45,079	$28,150	$(131,981)	$27,252

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and other current liabilities on the condensed consolidated balance sheets approximate fair value because of their short–term nature. Additionally, the carrying value of the Company’s reserve–based credit agreement with Citibank, N.A. (“Citi”) (the “Credit Facility”) approximates fair value as it is subject to short–term floating interest rates that reflect market rates available to the Company at the time of borrowing.

Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities which were measured at fair value on a recurring basis as of the periods presented and their classification within the fair value hierarchy:

	Fair Value Measurement as of June 30, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Commodity derivative contracts	$31,665	$—	$31,665	$—
Subordinated note warrants – related party	$26	$—	$—	$26
Series F Preferred Stock embedded derivatives	$12,262	$—	$—	$12,262
Series F Preferred Stock anniversary warrants	$9,492	$—	$—	$9,492
Incremental share right liability	$15,264	$15,264	$—	$—

	Fair Value Measurement as of December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Commodity derivative contracts	$53,439	$—	$53,439	$—

Liabilities:
Subordinated note warrants – related party	$316	$—	$—	$316
Series F Preferred Stock embedded derivatives	$15,853	$—	$—	$15,853
Series F Preferred Stock anniversary warrants	$90,134	$—	$—	$90,134

Commodity derivative contracts. The fair values of the Company’s derivative instruments are measured on a recurring basis using a discounted cash flow model which considers various inputs such as quoted forward commodity prices, discount rates, and current market and contractual prices and terms for the underlying instruments, as well as other relevant data. These significant inputs are observable in the current market or can be corroborated by observable active market data and are therefore considered Level 2 inputs within the fair value hierarchy. As of June 30, 2026, the fair value of the Company’s commodity derivative contracts was a liability of $31.7 million, of which $17.0 million was considered a current liability. As of December 31, 2025, the fair value of the Company’s commodity derivative contracts was an asset of $53.4 million, $28.8 million of which was considered a current asset.

The Company has several financial instruments which were evaluated for embedded derivatives and bifurcation in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) at the time of issuance. As a result, the Company reflects these financial instrument liabilities at their fair value on its condensed consolidated balance sheets and reflects the changes in the fair values of the liabilities as gain (loss) on adjustment to fair value – financial instrument liabilities on its condensed consolidated statements of operations. The following table presents the changes in the Company’s financial instruments presented at fair value for the periods indicated:

	June 30, 2026	December 31, 2025
	(In thousands)
Subordinated note warrants – related party, at the beginning of the period	$316	$4,159
Gain on adjustment to fair value	(290)	(3,843)
Subordinated note warrants – related party, at the end of the period	$26	$316

Series F Preferred Stock embedded derivatives, at the beginning of the period	$15,853	$—
Embedded derivatives recognized at issuance of Series F Preferred Stock	—	25,479
Redemption of Series F Preferred Stock	7,396	—
Gain on adjustment to fair value	(10,987)	(9,626)
Series F Preferred Stock embedded derivatives, at the end of the period	$12,262	$15,853

Series F Preferred Stock anniversary warrants, at the beginning of the period	$90,134	$—
Issuance of Series F Preferred Stock	—	22,115
Redemption of Series F Preferred Stock	(51,324)	—
(Gain) loss on adjustment to fair value	(29,319)	68,019
Series F Preferred Stock anniversary warrants, at the end of the period	$9,492	$90,134

Incremental share right liability, at the beginning of the period	$—	$—
Issuance of incremental share rights	17,757	—
Gain on adjustment to fair value	(2,493)	—
Incremental share right, at the end of the period	$15,264	$—

The following table presents the face value and fair value of each financial instrument presented at fair value on the Company’s condensed consolidated balance sheets as of the periods presented:

	June 30, 2026		December 31, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
Subordinated note warrants – related party	$—	$26	$—	$316
Series F Preferred Stock embedded derivatives	$—	$12,262	$—	$15,853
Series F Preferred Stock anniversary warrants	$—	$9,492	$—	$90,134
Incremental share right liability	$—	$15,264	$—	$—

Subordinated Note Warrants. Pursuant to the terms of the Subordinated Note (defined herein), the Company issued to the Noteholders (defined herein) warrants (the “Subordinated Note Warrants”) to purchase up to 1,141,552 shares of Common Stock, vesting in tranches based on the date of repayment of the Subordinated Note. The Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). In accordance with ASC 815, the Company recorded the Subordinated Note Warrants at fair value and remeasures the fair value each reporting period with changes in fair value recognized in earnings.

The Company engaged a third–party valuation expert to assist in preparing the fair value of the Subordinated Note Warrants as of June 30, 2026 and December 31, 2025. These estimates were derived using a Monte Carlo simulation model and the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

	Key Inputs
Subordinated Note Warrants – Monte Carlo Simulation Model	June 30, 2026	December 31, 2025
Time to termination (years)	3.25	3.75
Stock price – as of period indicated	$0.72	$1.69
Exercise price	$8.89	$8.89
Risk–free rate	4.07%	3.55%
Equity volatility rate	75.0%	85.0%

As of June 30, 2026, the fair value of the Subordinated Note Warrants was less than $0.1 million compared to $0.3 million as of December 31, 2025, which is presented in other long-term liabilities on the Company’s condensed consolidated balance sheets. The Company recognized the change in fair value of $0.7 million and $0.3 million as a component of the gain (loss) on adjustment to fair value – financial instrument liabilities on its condensed consolidated statements of operations for the three and six months ended June 30, 2026, respectively. Refer to Note 14 – Common Stock Options and Warrants for a further discussion of the Subordinated Note Warrants.

Series F Preferred Stock. On March 24, 2025, the Company entered into a securities purchase agreement (the “Series F Preferred Securities Purchase Agreement”) with an investor (the “Series F Preferred Stockholder”), pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a stated value of $1,000 per share (the “Stated Value”), convertible into shares of Common Stock and (ii) upon the one–year anniversary of the issue date of the Series F Preferred Stock, which was subsequently extended to August 7, 2026 and further extended to August 31, 2026 (“Series F Preferred Stock Anniversary Warrant Issuance Date”), subject to the satisfaction of certain conditions, warrants to purchase shares of Common Stock (the “Series F Preferred Stock Anniversary Warrants”) (collectively, the “Series F Preferred Offering”). Refer to Note 18 – Subsequent Events for a discussion of the extensions of the Series F Preferred Stock Anniversary Warrant Issuance Date which occurred subsequent to June 30, 2026. On March 26, 2025, the Series F Preferred Stock Offering closed, and the Company issued the Series F Preferred Stock to the Series F Preferred Stockholder.

The Company has determined that the Series F Preferred Stock should be classified as mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, the Company determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives. Therefore, in accordance with ASC 815, the Company has recorded the embedded derivatives associated with the Series F Preferred Stock at fair value and remeasures the fair value each reporting period with changes in fair value recognized in earnings.

The Company engaged a third-party valuation expert to assist in preparing the fair value of the Series F Preferred Stock embedded derivatives as of the dates below. These estimates were derived using a Monte Carlo simulation model and the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

	Key Inputs
Series F Preferred Stock Embedded Derivatives – Monte Carlo Simulation Model	June 30, 2026	April 8, 2026	December 31, 2025
Time to termination (years)	3.24	3.47	3.16
Stock price – as of period indicated	$0.72	$2.10	$1.69
Conversion rate	202.02	202.02	202.02
Stated dividend rate	12.0%	12.0%	12.0%
Transaction discount	28.2%	30.2%	32.5%
Risk-free rate	4.07%	3.74%	3.50%
Preferred equity volatility rate	45.0%	54.0%	54.0%

On April 8, 2026, the Company and the Series F Preferred Stockholder entered into a letter agreement (the “First Series F Preferred Stock Letter Agreement”), pursuant to which, among other things, the Company repurchased 13,727 shares of Series F Preferred Stock from the Series F Preferred Stockholder for an aggregate purchase price of $19.0 million payable in cash, plus all accrued but unpaid dividends on such shares of Series F Preferred Stock through and including the date upon which such shares of Series F Preferred Stock were repurchased (which accrued and unpaid dividends were paid in the form of the Company’s Common Stock issued to the Series F Preferred Stockholder in an amount equal to all such accrued but unpaid dividends, divided by the Market Stock Payment Price (as defined in the Prairie Operating Co. Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (the “Series F Preferred Stock Certificate of Designation”) as of the date of the First Series F Letter Agreement, rounded up to the next whole share) (the “Series F Preferred Stock Repurchase Price”).

Additionally, the First Series F Preferred Stock Letter Agreement amended the definition of the Market Stock Payment Price used in calculating the Alterative Conversion Rate to be based upon the average of the two lowest daily volume-weighted average per share trading prices of the Company’s Common Stock during any five consecutive trading-day period that occurred within the 35 trading-day period ending on the date of such calculation (in lieu of the five trading-day period previously set forth in the Series F Preferred Stock Certificate of Designation). The parties further agreed that the Cash Sweep Amount set forth in the Series F Preferred Stock Certificate of Designation shall mean (a) with respect to any Cash Sweep Financing (as defined in the Series F Preferred Stock Certificate of Designation), 50% of the net proceeds from such financing and (b) with respect to any Distributable Free Cash Flow Action (as defined in the Series F Preferred Stock Certificate of Designation), 25% of the amount of such dividend, distribution, prepayment, or investment, as applicable. The Company may request to settle the Cash Sweep Amount in Common Shares.

The partial redemption of the Series F Preferred Stock and the amendments to the Series F Preferred Stock Certificate of Designation increased the fair value of the Series F Preferred Stock embedded derivative to $18.6 million, resulting in a deemed dividend of $7.4 million, which is presented in the remeasurement of Series F Preferred Stock line item on the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

As of June 30, 2026, the fair value of the Series F Preferred Stock embedded derivatives was $12.3 million compared to $15.9 million as of December 31, 2025, which is presented on the Company’s condensed consolidated balance sheets as a liability. Unrelated to the redemption, the Company recognized $10.9 million and $11.0 million as changes in fair value presented as components of gain (loss) on adjustment to fair value – financial instrument liabilities on its consolidated statements of operations for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, the Company recognized $18.1 million and $18.2 million, respectively, as changes in fair value presented as components of gain (loss) on adjustment to fair value – financial instrument liabilities on its consolidated statements of operations. Refer to Note 12 – Mezzanine Equity for a further discussion of the Series F Preferred Stock.

Series F Preferred Stock Anniversary Warrants. As discussed above, subject to the satisfaction of certain conditions, the Series F Preferred Stockholder will receive warrants to purchase shares of Common Stock.

The Company has determined that the Series F Preferred Stock Anniversary Warrants are not considered indexed to the Company’s own stock because the potential number of Common Stock shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on the Series F Preferred Stock Anniversary Warrant Issuance Date. As such, the Company has determined that the Series F Preferred Stock Anniversary Warrants should be accounted for as liabilities pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Series F Preferred Stock Anniversary Warrants at fair value and remeasures the fair value each reporting period with changes in fair value recognized in earnings.

The Company engaged a third-party valuation expert to assist in preparing the fair value of the Series F Preferred Stock Anniversary Warrants as of the dates below. These estimates were derived using a Monte Carlo simulation model and the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

	Key Inputs
Series F Preferred Stock Anniversary Warrants – Monte Carlo Simulation Model	June 30, 2026	June 10, 2026	April 8, 2026	December 31, 2025
Time to termination (years)	4.74	4.79	4.96	5.23
Stock price – as of period indicated	$0.72	$0.84	$2.10	$1.69
Exercise price	$1.89	$1.89	$1.89	$2.05
Future value of one Series F Preferred Stock Warrant share	$0.33	$0.42	$1.53	$0.31
Risk-free rate	4.10%	4.17%	3.84%	3.69%
Equity volatility rate	80.0%	80.0%	90.0%	85.0%

On March 25, 2026, the Company and the Series F Preferred Stockholder entered into an Amendment to the Securities Purchase Agreement and Form of Anniversary Warrant (the “First Series F Preferred Stock Warrant Amendment”), which, among other things, extended the issuance date of the Series F Preferred Stock Anniversary Warrants from March 26, 2026 to April 7, 2026. These amendments decreased the fair value of the Series F Preferred Anniversary Warrants to $35.5 million, resulting in a deemed dividend of $51.3 million, which is presented in the remeasurement of Series F Preferred Stock line item on the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

On April 6, 2026, the Company and the Series F Preferred Stockholder entered into an Amendment and Restatement of Amendment to Securities Purchase Agreement and Form of Anniversary Warrant (the “Second Series F Preferred Stock Warrant Amendment”). Among other things, the Second Series F Preferred Stock Warrant Amendment amended and restated the First Series F Preferred Stock Warrant Amendment to extend the issuance date of the Series F Preferred Stock Anniversary Warrants from April 7, 2026 to April 9, 2026.

On April 8, 2026, the Company entered the First Series F Preferred Stock Letter Agreement, pursuant to which, among other things, the parties further extended the issuance date of the Series F Preferred Stock Anniversary Warrants from April 9, 2026 to July 8, 2026 and reduced the number of Common Stock shares issuable upon exercise of the Series F Preferred Stock Anniversary Warrants from (1) a number of shares equal to the quotient of (i) 125% of the Stated Value of all Series F Preferred Stock held on the original issuance date of the Series F Preferred Stock (the “Original Issuance Date”), divided by (ii) the average of the 10 daily volume–weighted average per share trading prices of the Company’s Common Stock during the 10 trading-days prior to Original Issuance Date, to (2) a number of shares equal to the quotient of (i) 75% of the Stated Value of all Series F Preferred Stock held on July 8, 2026, divided by (ii) the average of the 10 daily volume–weighted average per share trading prices of the Company’s Common Stock during the 10 trading-days prior to the Series F Preferred Stock Anniversary Warrant Issuance Date.

On June 10, 2026, the Company and the Series F Preferred Stockholder entered into another letter agreement (the “Second Series F Preferred Stock Letter Agreement”). Pursuant to the Second Series F Preferred Stock Letter Agreement, among other things, the parties further extended the issuance date of the Series F Preferred Stock Anniversary Warrants to August 7, 2026, which date was subsequently extended to August 31, 2026 (refer to Note 18 – Subsequent Events for a discussion of the extensions of the Series F Preferred Stock Anniversary Warrant Issuance Date which occurred subsequent to June 30, 2026), and reduced the number of Common Stock shares issuable upon exercise of the Series F Preferred Stock Anniversary Warrants to a number of shares equal to the quotient of (i) 65% of the Stated Value of all Series F Preferred Stock held on the Series F Preferred Stock Anniversary Warrant Issuance Date, divided by (ii) the average of the 10 daily volume-weighted average per share trading prices of the Company’s Common Stock during the 10 trading-days prior to the Series F Preferred Stock Anniversary Warrant Issuance Date. These modifications further decreased the fair value of the Series F Preferred Anniversary Warrants to $11.7 million, resulting in a change of fair value of $2.2 million, which is presented as a component of gain (loss) on adjustment to fair value – financial instrument liabilities on the consolidated statements of operations for the three and six months ended June 30, 2026.

As of June 30, 2026, the fair value of the Series F Preferred Stock Anniversary Warrants was $9.5 million compared to $90.1 million as of December 31, 2025, which is presented on the Company’s condensed consolidated balance sheets as a liability. Unrelated to the redemption of the Series F Preferred Stock and modification of the Series F Preferred Stock Anniversary Warrants, the Company recognized $2.2 million and $27.1 million as changes in fair value presented as components of gain (loss) on adjustment to fair value – financial instrument liabilities on its consolidated statements of operations for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, the Company recognized a $21.6 million change in fair value as a component of gain (loss) on adjustment to fair value – financial instrument liabilities on its consolidated statements of operations.

Refer to Note 12 – Mezzanine Equity and Note 14 – Common Stock Options and Warrants for a further discussion of the Series F Preferred Stock Anniversary Warrants.

Incremental Share Right Liability. Pursuant to the Second Series F Preferred Stock Letter Agreement, the Company agreed, among other things, with respect to the remaining shares of the Series F Preferred Stock held by the Series F Preferred Stockholder, to allow the Series F Preferred Stockholder to convert such shares into an incremental amount of additional shares of the Company’s Common Stock in an aggregate amount not to exceed 21,156,339 shares of Common Stock and otherwise pursuant to and in accordance with the Series F Preferred Stock Certificate of Designation (the “Incremental Share Rights”). The Incremental Share Rights can be converted at any time and at any price. As such, the Company has determined that the Incremental Share Rights should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Incremental Share Rights at fair value and will remeasure the fair value each reporting period with changes in fair value recognized in earnings.

The Company used the closing share price on the date of measurement to determine the fair value of the Incremental Share Rights liability, which is an observable input reflecting unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date and is therefore considered a Level 1 input within the fair value hierarchy.

As of June 30, 2026, the fair value of the Incremental Share Rights was $15.3 million, which is presented on the Company’s condensed consolidated balance sheet as a liability, compared to the issuance fair value of $17.8 million. The Company recognized the $2.5 million change as a component of gain (loss) on adjustment to fair value – financial instrument liabilities on its consolidated statements of operations for the three and six months ended June 30, 2026.

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

Note 6 – Property and Equipment, net

The Company’s property and equipment, net consisted of the following for the periods presented:

	June 30, 2026	December 31, 2025
	(In thousands)
Unproved oil and natural gas properties	$40,442	$32,796
Properties in development	61,057	25,101
Proved oil and natural gas properties	906,486	794,835
Less: Accumulated depletion	(80,823)	(48,653)
Proved oil and natural gas properties, net	825,663	746,182
Oil and natural gas properties, net	$927,162	$804,079

Other property and equipment (1)	$21,604	$21,067
Less: Accumulated depreciation	(1,275)	(690)
Other property and equipment, net	$20,329	$20,377

Total property and equipment, net	$947,491	$824,456

(1)
Other property and equipment includes several salt–water disposal wells and the associated facilities, equipment, and pipelines acquired in the Bayswater Acquisition in March 2025, refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition.

Note 7 – Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligations for the periods presented:

	June 30, 2026	December 31, 2025
	(In thousands)
Asset retirement obligation, at the beginning of the period	$4,019	$227
Liabilities assumed in acquisitions	—	2,576
Liabilities incurred through development activities	91	792
Change in estimate	(495)	177
Accretion of asset retirement obligation	166	247
Asset retirement obligation, at the end of the period	$3,781	$4,019

Note 8 – Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following for the periods presented:

	June 30, 2026	December 31, 2025
	(In thousands)
Accounts payable:
Capital expenditures	$39,144	$26,692
Operating expenses	21,498	17,926
Total accounts payable	$60,642	$44,618

Accrued expenses:
Accrued capital expenditures	$6,010	$6,021
Accrued operating expenses	4,368	3,796
Incentive compensation	3,907	6,153
Accrued hedge settlement payable	6,985	—
Accrued interest and other	6,800	994
Outstanding disbursements	4,017	1,210
Total accrued expenses	$32,087	$18,174

Accounts payable and accrued expenses	$92,729	$62,792

Note 9 – Debt

The Company’s debt balances consisted of the following for the periods indicated:

	June 30, 2026	December 31, 2025
	(In thousands)
Credit facility	$436,000	$366,000

Subordinated note – related party	$1,458	$1,458

Credit Facility

On December 16, 2024, the Company, as borrower, entered into a reserve–based credit agreement with Citi, as administrative agent and the financial institution party thereto. On February 3, 2025, the Company amended the reserve–based credit agreement, which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million. On March 26, 2025, the Company, as borrower, entered into an amended and restated reserve–based credit agreement (as amended, the “Credit Facility Agreement”) with Citi, as administrative agent, and the financial institutions party thereto. On June 6, 2025, the Company entered into the first amendment to the Credit Facility, which added Bank of America N.A. and West Texas National Bank as lenders under the Credit Facility. On June 10, 2026, the Company entered into the second amendment to the Credit Facility, which among other things, reaffirmed the borrowing base of $475.0 million, modified certain covenants relating to the Company’s distributable free cash flow and certain other reporting and notice requirements, and increased the cadence of scheduled borrowing base redeterminations and the number of interim borrowing base redeterminations which may occur in any fiscal year.

The Credit Facility is scheduled to mature on March 26, 2029 and provides for a maximum credit commitment of $1.0 billion. As of June 30, 2026, the Credit Facility provided for a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million and includes a $47.5 million sublimit for the issuance of letters of credit. The borrowing base is subject to quarterly redeterminations based upon the value of the Company’s oil and gas properties as determined in a reserve report immediately preceding April 1st, July 1st, and October 1st of each year, subject to certain interim redeterminations.

As of June 30, 2026 and December 31, 2025, the Company had $436.0 million and $366.0 million, respectively, of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $39.0 million and $109.0 million, respectively, of availability for future borrowings and letters of credit. Borrowing under the Credit Facility bears interest, at the Company’s election, based upon the Term SOFR or Alternate Base Rate (each as defined in the Credit Facility Agreement), as applicable, plus an additional margin which is based on the percentage of the borrowing base being utilized, ranging from 2.75% to 3.75% per annum for Term SOFR loans (plus a 0.10% per annum adjustment) and 1.75% to 2.75% for Alternate Base Rate loans. There is also a commitment fee on the undrawn commitments, ranging from 0.375% to 0.50% based on the percentage of the borrowing base being utilized. During the three and six months ended June 30, 2026, the Company recognized $7.7 million and $14.9 million, respectively, of interest expense related to borrowings on its Credit Facility. During the three and six months ended June 30, 2025, the Company recognized $8.1 million and $1.2 million, respectively, of interest expense related to the Credit Facility. Additionally, as of June 30, 2026 and December 31, 2025, the Company had $12.7 million and $12.6 million, respectively, of unamortized deferred financing costs associated with its Credit Facility, which are presented as debt issuance costs, net on the condensed consolidated balance sheets. These costs are amortized to interest expense on the accompanying condensed consolidated statements of operations on a straight–line basis over the life of the Credit Facility. During the three and six months ended June 30, 2026, the Company amortized $1.0 million and $2.0 million, respectively, of deferred financing costs into interest expense on the condensed consolidated statements of operations. During the three and six months ended June 30, 2025, the Company amortized $0.9 million and $1.2 million, respectively, of deferred financing costs into interest expense on the condensed consolidated statements of operations.

The Credit Facility requires the Company and its restricted subsidiaries to always hedge not less than 80% of projected production from their proved developed producing reserves and certain wells as of December 31, 2025 through March 31, 2028. Additionally, the Company is subject to certain financial covenants under the Credit Facility, which require the Company to maintain, for each fiscal quarter, a Net Leverage Ratio (as defined in the Credit Facility Agreement) of no greater than 3.00 to 1.00 and a Current Ratio (as defined in the Credit Facility Agreement) of at least 1.00 to 1.00. The Credit Facility also includes conditional equity cure rights that will enable the Company to cure certain breaches of these financial maintenance covenants. In August 2026, the Company entered into an amendment to its Credit Facility Agreement which, among other things, modifies the Current Ratio covenant requirement to at least 0.50 to 1.00 for the quarters ended June 30, 2026 through December 31, 2026. Additionally, the amendment includes a new covenant which requires the Company’s net monthly production to not fall below an average number specified in the amendment, which will be measured on a rolling three-month average, beginning September 30, 2026. After giving effect to the amendment, the Company is in compliance with all covenants under the Credit Facility as of June 30, 2026.

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

Subordinated Promissory Note

On September 30, 2024 (the “Subordinated Note Effective Date”), the Company entered into a subordinated promissory note (the “Subordinated Note”) with First Idea Ventures LLC and The Hideaway Entertainment LLC (together, the “Noteholders”), in a principal amount of $5.0 million, which has a maturity of March 17, 2027. Refer to Note 17 – Related Party Transactions for a further discussion of the Subordinated Note and the Noteholders. The Subordinated Note had an interest rate of 10.00% and the Noteholders were entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. The Subordinated Note is guaranteed by Prairie LLC pursuant to a global guaranty agreement entered into by Prairie LLC in favor of the Noteholders on the Subordinated Note Effective Date. The Subordinated Note is subordinated to the prior payment in full in cash to any future senior secured revolving credit facility of the Company entered into after the Subordinated Note Effective Date. On December 16, 2024, the Company and the Noteholders agreed to amend and restate the Subordinated Note (the “Amended and Restated Subordinated Note Agreement”), to, among other things, modify certain provisions to better align with the Credit Facility Agreement. In December 2024, and in conjunction with entering into the Credit Facility, the Company made a $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024.

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

Standby Equity Purchase Agreement

On September 30, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with Yorkville, whereby, subject to certain conditions, the Company has the right, but not the obligation, to sell to Yorkville shares up to $40.0 million shares of Common Stock, at any time and in the amount as specified in the Company’s request (“Advance Notice”), during the commitment period commencing on September 30, 2024 and terminating on September 30, 2026. To date, the Company has not requested an Advance Notice under the SEPA.

The Company determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. Pursuant to the Series F Preferred Stock Certificate of Designation, the Company may only request an Advance Notice on the SEPA if the Series F Preferred Stock is fully converted or redeemed. As such, the Company has determined that the fair value of the SEPA as of June 30, 2026 and December 31, 2025 is $0 million.

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

At the time of issuance, the Company determined that certain features of the Senior Convertible Note required bifurcation and separate accounting as embedded derivatives. As such, the Company elected the fair value option to account for the Senior Convertible Note; therefore, in accordance with ASC 815, the Company recorded the Senior Convertible Note at fair value and remeasured the fair value at each reporting period with changes in fair value recognized in earnings.

In December 2024, the Company made a $3.7 million payment on the Senior Convertible Note and in the first quarter of 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock. As of June 30, 2026 and December 31, 2025, there was no outstanding balance on the Senior Convertible Note.

Note 10 – Leases

The Company determines if a contract contains a lease at its inception or as a result of an acquisition and makes certain assumptions and judgments when determining its right–of–use assets and lease liabilities. As of June 30, 2026 and December 31, 2025, all of the Company’s leases are operating leases. The Company capitalizes its operating right–of–use assets and corresponding lease liabilities separately on its condensed consolidated balance sheets, using the present value of the remaining lease payments over the determined lease term applying the implicit rate of the lease.

The following table presents the components of the Company’s operating leases on its condensed consolidated balance sheets for the periods presented:

	June 30, 2026	December 31, 2025
	(In thousands)
Office space	$1,424	$1,737
Vehicles	895	281
Equipment (1)	647	948
Total right–of–use asset	$2,966	$2,966

Office space	$1,548	$1,870
Vehicles	892	274
Equipment (1)	647	948
Total lease liability	$3,087	$3,092

(1)	Operating leases for equipment primarily include compressor rentals used in the Company’s daily operations.

The Company’s weighted–average remaining lease terms and discount rates for its operating leases as of June 30, 2026 are as follows:

Weighted–average lease term (years)	2.45
Weighted–average discount rate	10.06%

The Company has several operating leases for office spaces, vehicles, and equipment used in its daily operations, under non–cancelable operating leases expiring through 2029. The Company recognizes lease expense for these leases on a straight–line basis. The following table presents the components of the Company’s lease costs recognized during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost	$471	$272	$891	$394
Variable lease cost (1)	114	96	217	118
Total lease cost	$585	$368	$1,108	$512

(1)	Variable lease costs include operating costs, such as parking costs and property taxes, associated with the Company’s office leases. The Company expenses variable lease costs as they are incurred.

As of June 30, 2026, the Company’s future lease commitments by year consisted of the following:

(In thousands)
July 1, 2026 through December 31, 2026	$1,665
January 1, 2027 through December 31, 2027	1,054
January 1, 2028 through December 31, 2028	611
January 1, 2029 through December 31, 2029	171
Total lease payments	3,501
Less: imputed interest	(414)
Total lease liability	$3,087

The Company’s supplemental cash flow disclosures related to operating leases are presented below for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash paid for operating leases included in cash provided by operating activities	$843	$355
Right-of-use assets obtained in exchange for operating liabilities	$728	$812

Note 11 – Commitments and Contingencies

Oil Transportation Agreement

Following the closing of the Bayswater Acquisition in March 2025, the Company is a party to a Crude Oil Purchase and Sale Agreement (the “Oil Transportation Agreement”) with an oil pipeline company, under which all of the oil produced from certain of the leases purchased in the Bayswater Acquisition will be gathered and transported by the oil pipeline company. Additionally, the Oil Transportation Agreement, as amended in 2023, requires a minimum volume of 15.85 million barrels of oil from the covered leases to be delivered from September 1, 2022 through December 31, 2026. As of June 30, 2026, 1.2 MBbls of oil remained to be delivered and under-delivered volumes will incur a fee ranging from $1.79 per Bbl to $1.85 per Bbl. During the three and six months ended June 30, 2026, the Company incurred under–delivered volume fees totaling $0.5 million and $1.3 million, respectively, which are included in transportation and processing expenses on the condensed consolidated statements of operations. The Company did not incur any fees during the three and six months ended June 30, 2025. As of June 30, 2026, the Company estimates its maximum future commitment under the Oil Transportation Agreement to be $0.2 million for July 1, 2026 through December 31, 2026. The Company will recognize these costs in the period in which the amounts are deemed probable and estimable.

Gas Gathering Agreement

One of the Company’s gas gathering and processing agreements acquired in the Bayswater Acquisition requires a monthly minimum payment by the Company, which continues through September 2029. This monthly minimum payment is intended to reimburse the costs incurred by the counterparty to connect the gathering facility to the covered area. During the three and six months ended June 30, 2026, the Company recognized guaranteed payments of $0.5 million and $0.8 million, respectively, which are included in lease operating expenses on the condensed consolidated statements of operations. The Company did not incur any fees during the three and six months ended June 30, 2025.

The Company’s estimated maximum future commitment under this gas gathering and processing agreement as of June 30, 2026 is presented below:

(In thousands)
July 1, 2026 through December 31, 2026	$851
January 1, 2027 through December 31, 2027	1,703
January 1, 2028 through December 31, 2028	1,703
January 1, 2029 through September 31, 2029	1,277
Maximum Guaranteed Payments	$5,534

Legal and Litigation

The Company is subject to various litigation, claims, and proceedings, which arise in the ordinary course of business. The Company recognizes a liability for such loss contingencies when it believes it is probable that a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The outcomes of any such currently pending matters are not expected to have a material adverse effect on the Company’s financial position or results of operations. During the three and six months ended June 30, 2026, the Company incurred $0.8 million and $4.2 million, respectively, of non–recurring litigation and severance settlement expenses, which are reflected as general and administrative expenses on its condensed consolidated statements of operations. The Company did not recognize any non–recurring litigation and severance settlement expenses during the three and six months ended June 30, 2025.

Note 12 – Mezzanine Equity

The following table presents the changes in the Company’s mezzanine equity during the six months ended June 30, 2026:

	Shares	Amount
		(In thousands)
Series F Preferred Stock as of December 31, 2025	121,050	$136,146
Redemption of Series F Preferred Stock	(13,727)	(34,474)
Conversion of Series F Preferred Stock	(29,323)	(36,655)
Adjustment to maximum redemption value	—	(22,193)
Agreement amendment fees	—	(380)
Undeclared dividends	—	780
Series F Preferred Stock as of June 30, 2026	78,000	$43,224

Issuance of Series F Preferred Stock

On March 24, 2025, the Company entered into the Series F Preferred Securities Purchase Agreement with the Series F Preferred Stockholder, which was subsequently amended as described herein. Pursuant to the Series F Preferred Securities Purchase Agreement, as amended, the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a Stated Value of $1,000 per share, convertible into shares of Common Stock and (ii) upon the Series F Preferred Stock Anniversary Warrant Issuance Date, subject to the satisfaction of certain conditions, the Series F Preferred Stock Anniversary Warrants. The Series F Preferred Offering closed on March 26, 2025, and the Company received approximately $136.1 million of net proceeds, after deducting advisor fees and offering expenses. The Company used the proceeds from the Series F Preferred Offering to fund a portion of the Bayswater Acquisition, which also closed on March 26, 2025.

The Company has determined that the Series F Preferred Stock should be classified as mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, the Company determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives. On the date of issuance, in accordance with ASC 815, the Company recorded a liability of $25.5 million for the fair value of the Series F Preferred Stock embedded derivatives and a liability of $22.1 million for the fair value of the Series F Preferred Stock Anniversary Warrants. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Series F Preferred Stock embedded derivatives and Series F Preferred Stock Anniversary Warrants. As a result, on March 26, 2025, the Company recognized the Series F Preferred Stock as mezzanine equity based on its relative fair value of $92.6 million, after allocating $47.6 million of the proceeds to the embedded derivative features and the Series F Preferred Stock Anniversary Warrants. Additionally, the Company recorded the issuance costs of $12.2 million as a reduction to the allocated proceeds.

Series F Preferred Stock Certificate of Designation

The Series F Preferred Stockholder is entitled to receive, on a cumulative basis, whether or not authorized or declared, dividends on each share of Series F Preferred Stock at a rate per annum equal to 12%, on the amount equal to the sum of (a) the Stated Value plus (b) all accrued and unpaid dividends on such share of Series F Preferred Stock (including dividends accrued and unpaid on previously unpaid dividends) (the “Series F Preferred Stock Stated Dividend Rate”). Dividends are payable to the Series F Preferred Stockholder in cash on March 1, June 1, September 1, and December 1 of each calendar year, which began on June 1, 2025. Alternatively, pursuant to the Series F Preferred Stock Certificate of Designation, the Company may elect to pay the dividends entirely or partially in shares of Common Stock. Additionally, the Series F Preferred Stock Certificate of Designation provides that six months after the anniversary date of the maturity of the Company’s Credit Facility the Series F Preferred Stock Stated Dividend Rate will increase to 25%. The Company elected to pay the March 1, 2026 and June 1, 2026 dividends by issuing the Series F Preferred Stockholder 2,352,000 and 3,276,000 shares of Common Stock, respectively. Additionally, on April 8, 2026, the Company redeemed a portion of the Series F Preferred Stock, discussed further below, and issued the Series F Preferred Stockholder 109,816 shares of Common Stock related to dividends.

The Series F Preferred Stockholder may convert all or a portion of its shares of Series F Preferred Stock into shares of Common Stock at any time and from time to time. The initial conversion rate for the Series F Preferred Stock is 202.0202 shares of Common Stock per share of Series F Preferred Stock (the “Standard Conversion”), which is subject to certain adjustments as described in the Series F Preferred Stock Certificate of Designation. The Series F Preferred Stockholder may also convert all or a portion of its shares of Series F Preferred Stock using an Alternative Conversion Rate (as defined in the Series F Preferred Stock Certificate of Designation, as supplemented by the First Series F Preferred Stock Letter Agreement) in lieu of the Standard Conversion, subject to an Alternative Conversion Cap (as defined in the Series F Preferred Stock Certificate of Designation) for each quarter. During the three and six months ended June 30, 2026, 6,273 and 29,323 shares of Series F Preferred Stock, respectively, were converted into 4,352,402 and 22,454,702 shares of Common Stock, respectively, using the Alternative Conversion.

Subject to the terms, conditions and certain exceptions set forth in the Series F Preferred Stock Certificate of Designation, the Company will have the right to redeem all of the then–outstanding shares of Series F Preferred Stock for a cash redemption price per share of Series F Preferred Stock equal to the Company Redemption Price (as defined in the Series F Preferred Stock Certificate of Designation). If a Fundamental Change (as defined in the Series F Preferred Stock Certificate of Designation) occurs, the Series F Preferred Stockholder may require the Company to redeem all or any portion of the shares of the Series F Preferred Stock for a cash purchase price equal to the Fundamental Change Redemption Price (as defined in the Series F Preferred Stock Certificate of Designation).

With respect to the Standard Conversion or a redemption of the Series F Preferred Stock, the Series F Preferred Stockholder will be entitled to receive an additional payment (the “Additional Payment”) in an amount equal to $19.9 million multiplied by the Stated Value of each share of converted or redeemed Series F Preferred Stock divided by the aggregate Stated Value of all shares of Series F Preferred Stock issued in the Series F Preferred Offering. The Company expects any Additional Payments to be paid in shares of Common Stock.

Further, the Series F Preferred Stock Certificate of Designation also contains certain financial covenants which require the Company to maintain, for each fiscal quarter a Net Leverage Ratio of no greater than 2.50 to 1.00 and a Current Ratio of at least 1.00 to 1.00. The breach of these covenants results in a Triggering Event (as defined in the Series F Preferred Stock Certificate of Designation). The Company is required to submit the current fiscal quarter covenant calculations to the Series F Preferred Stockholder the month after its financial statements are available for issuance and the Series F Preferred Stock Certificate of Designation does not require the Company to notify the Series F Preferred Stockholder of any non-compliance prior to the issuance of the compliance certificate. Additionally, the Series F Preferred Stock Certificate of Designation allows for the Triggering Event to be waived but does not specify a cure period. As discussed in Note 18 – Subsequent Events, on August 14, 2026, the Series F Preferred Stockholder waived any breach of the Current Ratio covenant from qualifying as a Triggering Event through January 1, 2027.

If a Triggering Event occurs the Series F Preferred Stockholder is entitled to receive, on a cumulative basis, whether or not authorized or declared and whether or not the Company has assets legally available therefor, dividends (in addition to the Series F Preferred Stock Stated Dividend Rate) on each share of Series F Preferred Stock (the “Trigger Dividends”) at a rate per annum equal to 22% less the current Series F Preferred Stock Stated Dividend Rate on the amount equal to the sum of (a) the Stated Value plus (b) all accrued and unpaid dividends on such share of Series F Preferred Stock. The Trigger Dividends will accrue daily and compound quarterly from, and including, the date of such Triggering Event, but excluding, the date such Triggering Event is cured and all outstanding Trigger Dividends have been paid. Pursuant to the Series F Preferred Stock Certificate of Designation, the Company has the option to pay the Trigger Dividends in shares of Common Stock.

Series F Preferred Stock Amendments and Letter Agreements

On March 25, 2026, the Company entered into the First Series F Preferred Stock Warrant Amendment, which, among other things, extended the issuance date of the Series F Preferred Stock Anniversary Warrants from March 26, 2026 to April 7, 2026. Pursuant to the First Series F Preferred Stock Warrant Amendment, the Company agreed to pay the Series F Preferred Stockholder a $3.0 million extension fee, which was waived by the Series F Preferred Stockholder on April 8, 2026.

On April 6, 2026, the Company entered into the Second Series F Preferred Stock Warrant Amendment, which among other things, amended and restated the First Series F Preferred Stock Warrant Amendment to extend the issuance date of the Series F Preferred Stock Anniversary Warrants from April 7, 2026 to April 9, 2026.

On April 8, 2026, the Company entered into the First Series F Preferred Stock Letter Agreement, pursuant to which, among other things, the Company repurchased 13,727 shares of Series F Preferred Stock from the Series F Preferred Stockholder for the Series F Preferred Stock Repurchase Price, the cash portion of which was $19.0 million. Additionally, pursuant to the First Series F Preferred Stock Letter Agreement, the Company issued the Series F Preferred Stockholder a warrant to purchase 4,000,000 shares of Common Stock at an exercise price of $0.01 per share (the “First Series F Preferred Stock Penny Warrants”), and agreed that, if on July 8, 2026, which date was subsequently extended to August 7, 2026 and then further extended to August 31, 2026 (refer to Note 18 – Subsequent Events for a discussion of the extensions of the Series F Preferred Stock Anniversary Warrant Issuance Date which occurred subsequent to June 30, 2026), for any reason, the Series F Preferred Stock Anniversary Warrants have not been issued to the Series F Preferred Stockholder, the Company will issue a warrant to purchase 3,000,000 shares of Common Stock at an exercise price of $0.01 per share (the “Second Series F Preferred Stock Penny Warrants”) (collectively, with the First Series F Preferred Stock Penny Warrants, the “Series F Preferred Stock Penny Warrants”). Further, pursuant to the First Series F Preferred Stock Letter Agreement, upon the Series F Preferred Stockholder’s receipt of the Series F Preferred Stock Repurchase Price and the issuance of the First Series F Preferred Stock Penny Warrants, the Series F Preferred Stockholder waived the Company’s obligation to pay the $3.0 million extension fee.

Additionally, the First Series F Preferred Stock Letter Agreement amended the definition of the Market Stock Payment Price used in calculating the Alterative Conversion Rate to be based upon the average of the two lowest daily volume-weighted average per share trading prices of the Company’s Common Stock during any five consecutive trading-day period that occurred within the 35 trading-day period ending on the date of such calculation (in lieu of the five trading-day period previously set forth in the Series F Preferred Stock Certificate of Designation). The parties further agreed that the Cash Sweep Amount set forth in the Series F Preferred Stock Certificate of Designation shall mean (a) with respect to any Cash Sweep Financing (as defined in the Series F Preferred Stock Certificate of Designation), 50% of the net proceeds from such financing and (b) with respect to any Distributable Free Cash Flow Action (as defined in the Series F Preferred Stock Certificate of Designation), 25% of the amount of such dividend, distribution, prepayment, or investment, as applicable. The Company may request to settle the Cash Sweep Amount in Common Shares.

On June 10, 2026, the Company entered into the Second Series F Preferred Stock Letter Agreement. Pursuant to the Second Series F Preferred Stock Letter Agreement, among other things, the parties further extended the issuance date of the Series F Preferred Stock Anniversary Warrants to August 7, 2026, which date was subsequently extended to August 31, 2026 (refer to Note 18 – Subsequent Events for a discussion of the extensions of the Series F Preferred Stock Anniversary Warrant Issuance Date which occurred subsequent to June 30, 2026), and reduced the number of Common Stock shares issuable upon exercise of the Series F Preferred Stock Anniversary Warrants to a number of shares equal to the quotient of (i) 65% of the Stated Value of all Series F Preferred Stock held on the Series F Preferred Stock Anniversary Warrant Issuance Date, divided by (ii) the average of the 10 daily volume-weighted average per share trading prices of the Common Stock during the 10 trading-days prior to the Series F Preferred Stock Anniversary Warrant Issuance Date.

Additionally, pursuant to the Second Series F Preferred Stock Letter Agreement, the Company issued the Incremental Share Rights to the Series F Preferred Stockholder, which allow the Series F Preferred Stockholder to convert any remaining shares of Series F Preferred Stock into an incremental amount of additional shares of the Company’s Common Stock in an aggregate amount not to exceed 21,156,339 shares of Common Stock. The Incremental Share Rights can be converted at any time and at any price. While the Series F Preferred Stock are outstanding, the Incremental Share Rights can be converted at any time and at any price. After full conversion or redemption of the Series F Preferred Stock, any Incremental Share Rights can only be converted at and above the Nasdaq minimum floor price of $1.15.

Remeasurement of Series F Preferred Stock

The following table presents the components of Series F Preferred Stock declared dividends, Series F Preferred Stock undeclared dividends, and the remeasurement of Series F Preferred Stock reflected on the accompanying condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Series F Preferred Stock declared dividends
Conversions of Series F Preferred Stock	$(71)	$—	$(254)	$—
Dividend payments	(2,527)	(3,289)	(6,014)	(3,289)
Series F Preferred Stock declared dividends	$(2,598)	$(3,289)	$(6,268)	$(3,289)

Series F Preferred Stock undeclared dividends
Prior period undeclared dividend declared in current period	$966	$—	$966	$—
Adjustment to maximum redemption value at end of period	(780)	(1,402)	(1,746)	(1,647)
Series F Preferred Stock undeclared dividends	$186	$(1,402)	$(780)	$(1,647)

Remeasurement of Series F Preferred Stock
Conversions of Series F Preferred Stock	$(785)	$(350)	$(3,674)	$(975)
Adjustment to maximum redemption value for the redemption of Series F Preferred Stock	(46,941)	—	(46,941)	—
Fair value adjustment for Series F Preferred Stock embedded derivative at redemption	(7,396)	—	(7,396)	—
Fair value adjustment for Series F Preferred Stock Anniversary Warrants at redemption	51,324	—	51,324	—
Adjustment to maximum redemption value at end of period	90,987	17,861	76,787	(72,126)
Remeasurement of Series F Preferred Stock	$87,189	$17,511	$70,101	$(73,101)

First Series F Preferred Stock Letter Agreement

The Company accounted for the changes set forth in the First Series F Preferred Stock Letter Agreement as a modification. Additionally, the Company determined that the partial redemption of the Series F Preferred Stock pursuant to the First Series F Preferred Stock Letter Agreement should be aggregated and treated as a single transaction with the modification. Accordingly, pursuant to ASC 480, the Company adjusted the Series F Preferred Stock to reflect its maximum redemption value immediately prior to and following the First Series F Preferred Stock Letter Agreement, resulting in a loss on remeasurement of Series F Preferred Stock of $46.9 million. To account for the partial redemption of the Series F Preferred Stock, the Company increased the fair value of the Series F Preferred Stock embedded derivative, resulting in a deemed dividend of $7.4 million, and decreased the fair value of the Series F Preferred Stock Anniversary Warrant liability, resulting in a deemed dividend of $51.3 million, both of which are presented as components of the remeasurement of Series F Preferred Stock line item on the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Recurring Remeasurement of Series F Preferred Stock

As of June 30, 2026, in accordance with ASC 480, the Company adjusted the Series F Preferred Stock to reflect its maximum redemption value of $43.2 million, resulting in a remeasurement of Series F Preferred Stock of $91.0 million and $76.8 million, which is presented in the remeasurement of Series F Preferred Stock line item on the condensed consolidated statements of operations for the three and six months ended June 30, 2026, respectively. Additionally, at each conversion, the Company reduces the balance of the Series F Preferred Stock by the carrying value of the converted shares, which, as of June 30, 2026, has resulted in a decrease of $3.7 million from December 31, 2025.

Note 13 – Stockholders’ Equity

Series D Preferred Stock

On May 3, 2023, the Company authorized 50,000 shares of Series D preferred stock with a par value of $0.01 and a stated value of $1,000 per share, which are convertible into shares of Common Stock at a price of $5.00 per share (“Series D Preferred Stock”). No dividends are required to be paid other than those in the same form as dividends actually paid on Common Stock other than any adjustments related to stock dividends or stock splits.

Each share of Series D Preferred Stock is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value of such share of $1,000 by $5.00, subject to adjustment by certain events as defined in the Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock. If the average price of the Company’s Common Stock, as defined and calculated, for any 22 trading-days during a 30 consecutive trading-day period exceeds $8.50, subject to adjustment, the Company can require conversion of the Series D Preferred Stock into Common Stock subject to certain conditions including stock trading volumes and existence of an effective registration statement for such converted shares.

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

In January 2025, Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (the “O’Neill Trust”) converted 8,000 shares of Series D Preferred Stock into 1,600,000 shares of Common Stock. As a result, the O’Neill Trust no longer holds any Series D Preferred Stock. In April 2026, certain holders of the Company’s Series D Preferred Stock converted 5,938 shares of Series D Preferred Stock into 3,276,147 shares of Common Stock. As of June 30, 2026 and December 31, 2025, there were 44 and 5,982 shares, respectively, of Series D Preferred Stock outstanding.

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

On March 24, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Citigroup Global Markets Inc., as representative of the several underwriters named therein (collectively, the “Underwriters”), providing for the offer and sale (the “March 2025 Common Stock Offering”) by the Company, and the purchase by the Underwriters, of 8,555,555 shares of Common Stock, at a price to the public of $4.50 per share ($4.2525 per share net of underwriting discounts and commissions). Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30–day option to purchase up to an additional 1,283,333 shares of Common Stock on the same terms as above (the “Over–Allotment Option”). The March 2025 Common Stock Offering was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S–3. On March 25, 2025, the Underwriters exercised the Over–Allotment Option with respect to 1,181,349 shares of Common Stock. On March 26, 2025, the Company issued 9,736,904 shares of Common Stock in connection with the March 2025 Common Stock Offering, for proceeds of $41.4 million, net of $2.4 million of underwriting discounts and commissions and $3.7 million in issuance fees. The Company used these proceeds to partially fund the Bayswater Acquisition, which also closed on March 26, 2025. Refer to Note 3 – Acquisitions for a further discussion of the Bayswater Acquisition.

At-the-Market Offering

On June 20, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Citigroup Global Markets Inc. and Truist Securities, Inc., as managers (together, the “Managers”). Pursuant to the agreement, the Company has the option to sell the Company’s common stock, par value $0.01 per share (“Common Stock”) up to an aggregate offering price of $75.0 million through the Managers (the “ATM Offering”). Sales of the shares of Common Stock sold under the ATM Offering, if any, will be made under the Company’s Registration Statement on Form S–3, which was declared effective by the SEC on May 2, 2025, and the prospectus supplement dated June 20, 2025 relating to the ATM Offering filed with the SEC, in each case, as may be amended or supplemented from time to time.

The Company currently anticipates any net proceeds from the ATM Offering will be used for general corporate purposes, which may include, among other things, advancing its development and drilling program, repayment of existing indebtedness or financing potential acquisition opportunities. As of June 30, 2026, the Company has issued 772,594 shares under the ATM Offering, which resulted in net proceeds of $1.8 million.

Additionally, the Series F Preferred Stock Certificate of Designation, as amended by the First Series F Preferred Stock Letter Agreement, includes a Cash Sweep provision, which requires the Company to provide the Series F Preferred Stockholder with 50% of any net proceeds raised by financing. The Series F Preferred Stock Certificate of Designation allows for the Cash Sweep Amount to be settled in Common Stock shares.

Treasury Stock

During the six months ended June 30, 2026, the Company paid $1.2 million to repurchase 604,598 shares of vested restricted stock units from employees to cover such employees’ portion of the tax withholdings. The Company has presented the shares repurchased at cost as treasury stock on its condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

Note 14 – Common Stock Options and Warrants

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

Legacy Warrants

Upon the Merger, the Company assumed warrants to purchase 53,938 shares of the Common Stock with weighted average exercise prices of $47.61 per share (the “Legacy Warrants”). As of June 30, 2026 and December 31, 2025, 35,388 and 37,138 Legacy Warrants, respectively, providing the right to purchase shares of Common Stock were outstanding. As of June 30, 2026, the Legacy Warrants have a weighted average remaining contractual life of 0.4 years.

Merger Options

On August 31, 2022, Prairie LLC entered into agreements with its members whereby each member was provided non–compensatory options to purchase a 40% membership interest in the Company for an aggregate exercise price of $1.0 million per member. The non–compensatory options were sold to the members for $80,000 per option holder. On May 3, 2023, prior to the closing of the Merger, Prairie LLC entered into a non–compensatory option purchase agreement with its members and Bristol Capital, LLC (“Bristol Capital”), which manages Bristol Investment Fund, Ltd. (“Bristol Investment”) and BOKA Energy LP (“BOKA”), a third–party investor, pursuant to which Bristol Capital and BOKA purchased non–compensatory options for $24,000 and $8,000, respectively, from Prairie LLC’s members.

Upon the Merger, the Company converted the non–compensatory options to purchase the outstanding and unexercised membership interests of Prairie LLC, as of immediately prior to the Merger, into options to acquire an aggregate of 8,000,000 shares of Common Stock for an exercise price of $0.25 per share (the “Merger Options”). The Merger Options only became exercisable in 25% increments upon the achievement of the following production milestones in barrels of oil equivalent per day (“Boe/d”): 2,500 Boe/d, 5,000 Boe/d, 7,500 Boe/d, and 10,000 Boe/d. The Company achieved all of these production milestones upon the closing of the Bayswater Acquisition on March 26, 2025; as such, all of the Merger Options became exercisable.

Subsequent to the Merger, the Company entered into amended and restated non–compensatory option agreements with each of Gary C. Hanna, former President and Director, Edward Kovalik, former Chairman of the Board and Chief Executive Officer, Bristol Capital, and BOKA. On August 30, 2023, the Company, Gary C. Hanna, Edward Kovalik, Bristol Capital, and Georgina Asset Management entered into a non–compensatory option purchase agreement, pursuant to which Georgina Asset Management agreed to purchase, and each of the sellers agreed to sell to Georgina Asset Management, the Merger Options to acquire an aggregate of 200,000 shares of Common Stock, for an exercise price of $0.25 per share for an aggregate purchase price of $2,000. In January 2024, Georgina Asset Management transferred its options to Westwood Financial Holdings LLC (“Westwood”) pursuant to an assignment.

On September 30, 2024, the Company, BOKA, Rose Hill Holdings Limited (“Rose Hill”), Anchorman Holdings Inc. (“Anchorman”), and Blackstem Forest, LLC (“Blackstem” and, together with Rose Hill and Anchorman, the “Option Purchasers”) entered into a non–compensatory option purchase agreement, pursuant to which each of the Option Purchasers agreed to purchase, and BOKA agreed to sell to the Option Purchasers, Merger Options to acquire an aggregate of 800,000 shares of Common Stock, for an exercise price of $0.25 per share. The Company did not receive any proceeds from the transfer of the Merger Options and the terms of the amended and restated non–compensatory option agreements were not amended, modified, or changed in any way in connection with the transfers.

In 2025, Bristol Capital, Westwood, Rose Hill, and Anchorman exercised their options, and received an aggregate 2,993,840 shares of Common Stock. On April 9, 2026, Gary C. Hanna and Edward Kovalik exercised their cashless options and received an aggregate 4,182,572 shares of the Common Stock. As of June 30, 2026, 300,000 shares of Common Stock remained issuable upon the exercise of the Merger Options. As of June 30, 2026, the Merger Options have a weighted average remaining contractual life of 1.2 years.

Series D PIPE Warrants

The Series D PIPE Warrants, upon issuance, provided the warrant holders with the right to purchase an aggregate of 6,950,500 shares of Common Stock at an exercise price of $6.00 per share. The Series D A Warrants expire on May 3, 2028 and the Series D B Warrants expired on May 3, 2024. All such warrants must be exercised for cash.

On April 8, 2024, the Company entered into an Amendment and Waiver of Exercise Limitations Letter Agreement (the “Series D PIPE Letter Agreement”) with Bristol Investment to amend certain terms of the Series D A Warrants and Series D B Warrants held by Bristol Investment. Each of the Series D PIPE Warrants held by Bristol Investment is subject to a limitation on exercise if as a result of such exercise or conversion, the holder would own more than 4.99% of the outstanding shares of the Company’s Common Stock, which may be increased by the holder upon written notice to the Company, to any specified percentage not in excess of 9.99% (the “Beneficial Ownership Limitation Ceiling”). The Series D PIPE Letter Agreement increased the Beneficial Ownership Limitation Ceiling from 9.99% to 19.99%. Pursuant to the Series D PIPE Letter Agreement, Bristol Investment further notified the Company of its intent to immediately increase the Beneficial Ownership Limitation Ceiling to 19.99% and the parties agreed to waive the waiting period with respect to such notice.

No Series D A Warrants were exercised during the year ended December 31, 2025 or the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, 3,215,761 Series D A Warrants providing the right to purchase shares of Common Stock were outstanding with a remaining contractual life of 1.8 and 2.3 years, respectively.

Series E PIPE Warrants

The Series E PIPE Warrants provide the warrant holders with the right to purchase 8,000,000 shares of Common Stock at an exercise price of $6.00 per share. The Series E A Warrants expire on August 15, 2028 and the Series E B Warrants expired on August 15, 2024. All such warrants must be exercised for cash.

As of June 30, 2026 and December 31, 2025, 4,000,000 Series E A Warrants providing the right to purchase shares of Common Stock with a remaining contractual life of 2.1 and 2.6 years, respectively, were outstanding.

During the year ended December 31, 2024, all of the Series E B Warrants were exercised, resulting in the issuance of 4,000,000 shares of Common Stock, for total proceeds to the Company of $24.0 million, resulting in no outstanding Series E B Warrants as of December 31, 2025 or June 30, 2026.

Exok Warrants

Upon closing of the Merger, the Company consummated the purchase of oil and gas leases from Exok including all of Exok’s right, title, and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data, and records, for $3.0 million (the “First Exok Acquisition”). On August 15, 2023, Prairie LLC exercised the option it acquired in the First Exok Acquisition and purchased additional oil and gas leases from Exok, consisting of approximately 20,300 net leasehold acres in, on and under approximately 32,580 gross acres (the “Second Exok Acquisition”) for total consideration of $25.3 million. The total consideration consisted of $18.0 million in cash to Exok, which was funded with the Series E PIPE, and equity consideration to certain affiliates of Exok consisting of (i) 670,499 shares of Common Stock, and (ii) 670,499 warrants providing the right to purchase shares of Common Stock at $7.43 per share (the “Exok Warrants”). The Exok Warrants provide the warrant holders with the right to purchase shares of Common Stock at an exercise price of $7.43 per share. The Exok Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. On June 30, 2026 and December 31, 2025, 670,499 Exok Warrants providing the right to purchase shares of Common Stock were outstanding with a remaining contractual life of 2.1 and 2.6 years, respectively.

Subordinated Note Warrants

Pursuant to the terms of the Subordinated Note, the Company issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders. The Subordinated Note Warrants vest in equal tranches, beginning on September 30, 2024, every 3 months until the Subordinated Note is repaid. Upon vesting, the Subordinated Note Warrants will be exercisable at any time until September 30, 2029, at an exercise price of $8.89 per warrant, subject to adjustments as provided under the terms of the Subordinated Note Warrants. As of June 30, 2026 and December 31, 2025, Subordinated Note Warrants providing the right to purchase 856,165 shares of Common Stock with a remaining contractual life of 3.3 years and 3.8 years, respectively, had vested and were outstanding.

The Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Subordinated Note Warrants at fair value and remeasures the fair value at each reporting period with changes in fair value recognized in earnings. As of June 30, 2026 and December 31, 2025, the fair value of the Subordinated Note Warrants was less than $0.1 million and $0.3 million, respectively. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Subordinated Note Warrants.

Series F Preferred Stock Anniversary Warrants

Pursuant to the Series F Preferred Securities Purchase Agreement with the Series F Preferred Stockholder, as amended, if any shares of Series F Preferred Stock are outstanding on the Series F Preferred Stock Anniversary Warrant Issuance Date, and the other conditions set forth in the Series F Preferred Stock Certificate of Designation have been satisfied, the Company will issue the Series F Preferred Stock Anniversary Warrants to the Series F Preferred Stockholder. The Series F Preferred Stock Anniversary Warrants, as amended, allow the Series F Preferred Stockholder to purchase a number of the Company’s Common Stock shares equal to the quotient of (i) 65% of the Stated Value of all Series F Preferred Stock held on the Series F Preferred Stock Anniversary Warrant Issuance Date, divided by (ii) the average of the 10 daily volume-weighted average per share trading prices of the Common Stock during the 10 trading-days prior to the Series F Preferred Stock Anniversary Warrant Issuance Date.

If issued, the Series F Preferred Stock Anniversary Warrants would be immediately exercisable and would expire on the fifth anniversary of the Series F Preferred Stock Anniversary Warrant Issuance Date. The Series F Preferred Stock Anniversary Warrants would have an initial exercise price per share equal to 110% of the average of the 10 daily per share volume–weighted average prices of the Common Stock during the 10 trading-days prior to the Series F Preferred Stock Anniversary Warrant Issuance Date. The exercise price and number of Common Stock shares issuable upon exercise is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders.

Series F Preferred Stock Anniversary Warrants Amendments and Letter Agreements. On March 25, 2026, the Company entered into the First Series F Preferred Stock Warrant Amendment, which, among other things, extended the issuance date of the Series F Preferred Stock Anniversary Warrants from March 26, 2026 to April 7, 2026. Pursuant to the First Series F Preferred Stock Warrant Amendment, the Company agreed to pay the Series F Preferred Stockholder a $3.0 million extension fee, which was waived by the Series F Preferred Stockholder on April 8, 2026.

On April 6, 2026, the Company entered into the Second Series F Preferred Stock Warrant Amendment, which among other things, amended and restated the First Series F Preferred Stock Warrant Amendment to extend the issuance date of the Series F Preferred Stock Anniversary Warrants from April 7, 2026 to April 9, 2026.

On April 8, 2026, the Company entered into the First Series F Preferred Stock Letter Agreement, pursuant to which, among other things, the Company repurchased 13,727 shares of Series F Preferred Stock from the Series F Preferred Stockholder for the Series F Preferred Stock Repurchase Price, the cash portion of which was $19.0 million. Additionally, pursuant to the First Series F Preferred Stock Letter Agreement, the Company issued the Series F Preferred Stockholder the Series F Preferred Stock Penny Warrants. Further, pursuant to the First Series F Preferred Stock Letter Agreement, upon the Series F Preferred Stockholder’s receipt of the Series F Preferred Stock Repurchase Price and the issuance of the First Series F Preferred Stock Penny Warrants, the Series F Preferred Stockholder waived the Company’s obligation to pay the $3.0 million extension fee. The Series F Preferred Stockholder exercised the First Series F Preferred Stock Penny Warrants on June 5, 2026, resulting in the issuance of 4,000,000 shares of Common Stock.

Finally, the First Series F Preferred Stock Letter Agreement also extended the issuance date of the Series F Preferred Stock Anniversary Warrants from April 9, 2026 to July 8, 2026 and reduced the number of Common Stock shares issuable upon exercise of the Series F Preferred Stock Anniversary Warrants from (1) a number of shares equal to the quotient of (i) 125% of the Stated Value of all Series F Preferred Stock held on the Series F Preferred Stock Anniversary Warrant Issuance Date, divided by (ii) the average of the 10 daily volume–weighted average per share trading prices of the Company’s Common Stock during the 10 trading-days prior to the Series F Preferred Stock Anniversary Warrant Issuance Date, to (2) a number of shares equal to the quotient of (i) 75% of the Stated Value of all Series F Preferred Stock held on July 8, 2026, divided by (ii) the average of the 10 daily volume–weighted average per share trading prices of the Company’s Common Stock during the 10 trading-days prior to the Series F Preferred Stock Anniversary Warrant Issuance Date.

On June 10, 2026, the Company entered into the Second Series F Preferred Stock Letter Agreement. Pursuant to the Second Series F Preferred Stock Letter Agreement, among other things, the parties further extended the issuance date of the Series F Preferred Stock Anniversary Warrants to August 7, 2026, which date was subsequently extended to August 31, 2026 (refer to Note 18 – Subsequent Events for a discussion of the extensions of the Series F Preferred Stock Anniversary Warrant Issuance Date which occurred subsequent to June 30, 2026), and reduced the number of Common Stock shares issuable upon exercise of the Series F Preferred Stock Anniversary Warrants to a number of shares equal to the quotient of (i) 65% of the Stated Value of all Series F Preferred Stock held on the Series F Preferred Stock Anniversary Warrant Issuance Date, divided by (ii) the average of the 10 daily volume-weighted average per share trading prices of the Common Stock during the 10 trading-days prior to the Series F Preferred Stock Anniversary Warrant Issuance Date.

Series F Preferred Stock Anniversary Warrants Fair Value. The Company has determined that the Series F Preferred Stock Anniversary Warrants are not considered indexed to the Company’s own stock because the potential number of Common Stock shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on the Series F Preferred Stock Anniversary Warrant Issuance Date. As such, the Company has determined that the Series F Preferred Stock Anniversary Warrants should be accounted for as liabilities pursuant to ASC 480. In accordance with ASC 815, the Company has recorded the Series F Preferred Stock Anniversary Warrants at fair value and remeasures the fair value each reporting period with changes in fair value recognized in earnings. As of June 30, 2026, the fair value of the Series F Preferred Stock Anniversary Warrants was $9.5 million compared to $90.1 million as of December 31, 2025, which is presented on the Company’s condensed consolidated balance sheet as a liability.

The Company determined that the changes to the Series F Preferred Stock Certificate of Designation set forth in the First Series F Preferred Stock Letter Agreement should be accounted for as modification. Additionally, the Company concluded that the partial redemption of the Series F Preferred Stock pursuant to the First Series F Preferred Stock Letter Agreement should be aggregated and treated as a single transaction with the modification. These amendments decreased the fair value of the Series F Preferred Anniversary Warrants to $35.5 million, resulting in a deemed dividend of $51.3 million, which is presented in the remeasurement of Series F Preferred Stock line item on the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

The Company also determined that the changes to the Series F Preferred Stock Anniversary Warrants set forth in the Second Series F Preferred Stock Letter Agreement should be accounted for as modification. These modifications further decreased the fair value of the Series F Preferred Anniversary Warrants to $11.7 million, resulting in a change of fair value of $2.2 million, which is presented as a component of gain (loss) on adjustment to fair value – financial instrument liabilities on the consolidated statements of operations for the three and six months ended June 30, 2026.

Unrelated to the redemption of the Series F Preferred Stock and modification of the Series F Preferred Stock Anniversary Warrants, the Company recognized $2.2 million and $27.1 million as changes in fair value presented as components of gain (loss) on adjustment to fair value – financial instrument liabilities on its consolidated statements of operations for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, the Company recognized a $21.6 million change in fair value as a component of gain (loss) on adjustment to fair value – financial instrument liabilities on its consolidated statements of operations. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Series F Preferred Stock Anniversary Warrants.

Note 15 – Long–Term Incentive Compensation

Incentive Award Plan

The Company’s long–term incentive plan for employees, directors, consultants, and other service providers (as amended and restated effective as of September 5, 2024, as further amended effective June 4, 2025, and as may be further amended from time to time, the “LTIP”) provides for the grant of all or any of the following types of equity–based awards: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSUs”), which may also include performance stock awards (“PSUs”); (vi) stock awards; (vii) dividend equivalents; (viii) other stock–based awards; (ix) cash awards; and (x) substitute awards. As of June 30, 2026, the total number of shares reserved for issuance under the LTIP 15,000,000. As of June 30, 2026, 2,268,423 shares are available for grant under the LTIP.

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

The following table presents the Company’s equity–classified RSU activity for six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2025	6,273,430	$3.33
Granted	2,496,898	$0.66
Vested	(3,230,282)	$3.64
Forfeitures	(48,505)	$2.74
Unvested units as of June 30, 2026	5,491,541	$1.94

During the three and six months ended June 30, 2026, the Company recognized stock–based compensation costs of $1.4 million and $7.4 million, respectively, related to its equity–classified RSUs. During the three and six months ended June 30, 2025, the Company recognized stock–based compensation costs of $1.3 million and $2.1 million, respectively, related to its equity–classified RSUs.

As of June 30, 2026, there was $6.1 million of total unrecognized compensation cost related to the Company’s unvested equity–classified RSUs, which is expected to be recognized over a weighted–average period of 1.94 years.

Equity–Classified Performance Stock Units

The Company has granted PSUs to certain of its employees which vest and become earned upon the achievement of certain performance goals based on the Company’s relative total shareholder return as compared to the performance peer group during the performance period, in each case, at the end of a three-year performance period, and generally subject to the employees continued service throughout the performance period. Per the PSU agreements, these awards can be settled in either stock or cash, as determined by the Compensation Committee of the Board (the “Committee”); however, unless the Committee determines otherwise, these PSUs will be settled in stock; therefore, the Company classified these PSUs as equity awards. The number of Common Stock shares that a holder of the PSUs earns at the end of the performance period may range from 0% to 200% of the target number of PSUs granted, as determined by the Company’s total shareholder return relative to a group of peers over the performance period, which represents a market condition per ASC Topic 718, Compensation—Stock Compensation. At the time of issuance, the Company engaged a third-party valuation expert to assist in preparing the fair value of these PSUs awards using a Monte Carlo simulation model as of the grant date.

The following table presents the Company’s equity–classified PSU activity for six months ended June 30, 2026:

	Number of PSUs	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2025	4,714,434	$4.33
Granted	1,181,086	$0.84
Vested	(83,746)	$23.10
Forfeitures	(1,169,716)	$4.61
Unvested units as of June 30, 2026	4,642,058	$2.96

On June 23, 2026, the Committee approved amendments to the PSUs granted in August 2025, which have a performance period ending December 31, 2027. The Company engaged a third-party valuation expert to assist in determining the fair value of the amended PSUs using a Monte Carlo simulation model. As a result of this amendment, the Company will incur an additional $1.0 million in stock–based compensation costs until the end of the performance period.

During the three and six months ended June 30, 2026, the Company recognized $1.9 million $1.7 million, respectively, in stock-based compensation costs related to its equity–classified PSUs. During the three and six months ended June 30, 2025, the Company recognized stock–based compensation costs of $1.1 million and $1.6 million, respectively, related to its equity–classified PSUs.

As of June 30, 2026, there was $9.1 million of total unrecognized compensation cost related to the Company’s unvested equity–classified PSUs, which is expected to be recognized over a weighted–average period of 1.55 years.

Liability–Classified Restricted Stock Units

The Company also granted RSUs to certain of its directors, which primarily vest one year following the grant date, subject to the director’s continued service through the applicable vesting date. Such RSUs are payable 60% in Common Stock and 40% in either cash or Common Stock (or a combination thereof), as determined by the Committee. The Company has accounted for the portion of the awards that can be settled in cash as liability–classified awards and accordingly records the changes in the market value of the instruments to general and administrative expense over the vesting period of the award.

The following table presents the Company’s liability–classified RSU activity for the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2025	98,447	$2.74
Vested	(77,723)	$2.74
Forfeitures	(20,724)	$2.74
Unvested units as of June 30, 2026	—	$—

During each of the three and six months ended June 30, 2026 and 2025, the Company recognized less than $0.1 million of stock–based compensation costs related to its liability–classified RSUs.

As of June 30, 2026, all of the Company’s liability–classified RSUs had vested, as such, there were no unrecognized compensation expense costs.

Note 16 – Earnings Per Share

The Company’s Series D Preferred Stock and unvested RSUs are considered participating securities, as such, basic and diluted earnings (loss) per share is calculated using the two–class method, which proportionally allocates net income (loss) attributable to Prairie Operating Co. common stockholders between the Common Stock and the participating securities on an “as–converted” basis. However, the Series D Preferred Stock and RSU holders do not have a contractual obligation to share in the Company’s losses, therefore, in periods of a net loss, no portion of such losses are allocated to the participating securities.

The following table presents the Company’s calculation of basic earnings (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except share amounts)
Net income (loss) attributable to Prairie Operating Co. common stockholders	$193,794	$48,503	$19,397	$(44,971)
Net income allocated to participating securities	(6,218)	(2,621)	(1,130)	—
Net income (loss) attributable to Prairie Operating Co. common stockholders – basic	$187,576	$45,882	$18,267	$(44,971)

Weighted average shares outstanding – basic	107,141,123	44,063,281	87,711,102	35,477,691

Basic earnings (loss) per share	$1.75	$1.04	$0.21	$(1.27)

The following table presents the Company’s calculation of diluted earnings (loss) per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except share amounts)
Net income (loss) attributable to Prairie Operating Co. common stockholders – basic	$187,576	$45,882	$18,267	$(44,971)
Adjustment for Series F Preferred Stock (if-converted method)	(145,008)	(10,199)	(93,837)	—
Net income (loss) attributable to Prairie Operating Co. common stockholders – diluted	$42,568	$35,683	$(75,570)	$(44,971)

Weighted average shares outstanding – basic	107,141,123	44,063,281	87,711,102	35,477,691
Effects of dilutive securities:
Series F Preferred Stock (1)	77,790,767	153,105,590	95,289,419	—
Series D Preferred Stock	—	1,196,336	—	—
Common Stock equivalents (2)	659,001	—	—	—
Weighted average shares outstanding – diluted	185,590,890	198,365,207	183,000,521	35,477,691

Diluted earnings (loss) per share	$0.23	$0.18	$(0.41)	$(1.27)

(1)
For the periods presented, assumes the maximum number of Common Shares which would be issued under the Alternative Conversion at the Nasdaq minimum floor price, as defined in the Series F Preferred Stock Certificate of Designation. Refer to Note 12 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

(2)
For the three months ended June 30, 2026, Common Stock equivalent shares consist of unexercised options and unvested performance stock units using the treasury stock method in accordance with ASC Topic 260, Earnings per Share. Refer to Note 14 – Common Stock Options and Warrants for a discussion of the Company’s options and Note 15 – Long–Term Incentive Compensation for a discussion of the Company’s performance-based stock units.

The following table presents the Common Stock equivalent shares of any potentially dilutive securities which were not included in the computation of diluted earnings (loss) per share for the periods presented because their inclusion would be anti–dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Merger Options	300,000	5,166,666	300,000	5,166,666
Restricted stock and performance stock units (1)	4,020,972	928,811	4,020,972	928,811
Common stock warrants (2)	110,490,929	380,059,188	110,490,929	380,059,188
Series D Preferred Stock	—	—	—	1,196,336
Series F Preferred Stock (3)	—	—	—	153,105,590

(1)
As of June 30, 2026 and 2025, all of the restricted stock and performance stock units presented are unvested. Refer to Note 15 – Long–Term Incentive Compensation for a discussion of the restricted stock units and performance stock units.

(2)
For the period presented, includes the maximum number of Series F Preferred Stock Anniversary Warrants which could be issued, none of which have been issued as of June 30, 2026. Additionally, the three and six months ended June 30, 2026, includes the Second Series F Preferred Stock Penny Warrants, which would only be issued if the Series F Preferred Stock Anniversary Warrants are not issued. Refer to Note 14 – Common Stock Options and Warrants for a discussion of the Series F Preferred Stock Anniversary Warrants and the Second Series F Preferred Stock Penny Warrants.

(3)
For the periods presented, assumes the maximum number of Common Shares under the Alternative Conversion at the Nasdaq minimum floor price, as defined in the Series F Preferred Stock Certificate of Designation. Refer to Note 12 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

Note 17 – Related Party Transactions

Series D PIPE. Bristol Investment, an entity affiliated with Paul L. Kessler, who is a former Director of the Company, purchased $1,250,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea Ventures LLC, an entity affiliated with Jonathan H. Gray, a director of the Company, purchased $750,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea International Ltd. (included with First Idea Ventures LLC), an entity affiliated with Jonathan H. Gray, purchased $254,875 of Series D Preferred Stock and Series D PIPE Warrants from another holder. Additionally, the O’Neill Trust, which is the sole Series E PIPE Investor, was also an investor in the Series D PIPE. Refer to Note 13 – Stockholders’ Equity and Note 14 – Common Stock Options and Warrants and for a further discussion of the Series D PIPE.

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

Consent and Agreement. On August 15, 2024, the Company entered into a Consent and Agreement (the “Consent and Agreement”) with the O’Neill Trust, pursuant to which the O’Neill Trust (a) consented to, and waived any and all negative covenants with respect to, any and all transactions the Company may consummate in connection with the funding of the acquisition by the Company of certain assets from Nickle Road Operating and its ongoing operations; (b) released its mortgage on certain property of the Company, which was established in favor of the O’Neill Trust securing the Company’s obligations under the Certificate of Designation of Preferences, Rights and Limitations of Series E Preferred Stock (the “Series E Preferred Stock Certificate”); and (c) agreed to (i) amend Section 6(d) of the Series E Preferred Stock Certificate to increase the Beneficial Ownership Limitation Ceiling from 9.99% to 49.9%, (ii) subject to consent from the requisite holders of the Series D Preferred Stock, amend Section 6(d) of the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate”) to increase the Beneficial Ownership Limitation Ceiling, as defined in the Series D Certificate, from 9.99% to 49.9% and (iii) amend Section 2(e) of each of the O’Neill Trust’s Series D A Warrant and Series E A Warrant and Section 2(d) of the O’Neill Trust’s Series E B Warrant to increase the Beneficial Ownership Limitation Ceiling from 25% to 49.9%.

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

Note 18 – Subsequent Events

On August 7, 2026, the Company entered into another letter agreement with the Series F Preferred Stockholder (the “Third Series F Preferred Stock Letter Agreement”), which, among other things, extended the issuance date of Series F Preferred Stock Anniversary Warrants from August 7, 2026 to August 14, 2026. The Third Series F Preferred Stock Letter Agreement also amends the First Series F Preferred Stock Letter Agreement to extend the issuance date of the Second Series F Preferred Stock Penny Warrants from August 7, 2026 to August 14, 2026, so that if on August 14, 2026 (rather than August 7, 2026 as provided by the First Series F Preferred Stock Letter Agreement), for any reason, the Series F Preferred Stock Anniversary Warrants are not issued to the Series F Preferred Stockholder, the Company will issue the Second Series F Preferred Stock Penny Warrants to the Series F Preferred Stockholder.

On August 14, 2026, the Company entered into another letter agreement with the Series F Preferred Stockholder (the “Fourth Series F Preferred Stock Letter Agreement”), which, among other things, extended the issuance date of Series F Preferred Stock Anniversary Warrants from August 14, 2026 to August 31, 2026. The Fourth Series F Preferred Stock Letter Agreement also amends the First Series F Preferred Stock Letter Agreement and the Third Series F Preferred Stock Letter Agreement to extend the issuance date of the Second Series F Preferred Stock Penny Warrants from August 7, 2026 to August 14, 2026 and subsequently to August 31, 2026, so that if on August 31, 2026 (rather than August 7, 2026 and August 14, 2026 as provided by the First Series F Preferred Stock Letter Agreement and the Third Series F Preferred Stock Letter Agreement), for any reason, the Series F Preferred Stock Anniversary Warrants are not issued to the Series F Preferred Stockholder, the Company will issue the Second Series F Preferred Stock Penny Warrants to the Series F Preferred Stockholder. Additionally, the Fourth Series F Preferred Stock Letter Agreement waives the breach of the Current Ratio covenant as a Triggering Event through January 1, 2027.

On August 14, 2026, the Company entered into an amendment to its Credit Facility Agreement which, among other things, modifies the Current Ratio covenant requirement to at least 0.50 to 1.00 for the quarters ended June 30, 2026 through December 31, 2026. Additionally, the amendment includes a new covenant which requires the Company’s net monthly production to not fall below an average number specified in the amendment, which will be measured on a rolling three-month average, beginning September 30, 2026. After giving effect to the amendment, the Company is in compliance with all covenants under the Credit Facility as of June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with our condensed consolidated financial statements and related notes to those financial statements that are included elsewhere in this report, as well as our audited consolidated financial statements and related notes and the related “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Additionally, refer to “Cautionary Statement Regarding Forward-looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

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

As of June 30, 2026, our assets included approximately 68,500 net leasehold acres in, on and under approximately 97,600 gross acres. In addition to growing production through our drilling operations, we intend to continue growing our business through accretive acquisitions, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation.

Recent Developments

Drilling and Completion Activities

Our 2026 capital expenditure guidance is $185.0 million to $195.0 million. As of June 30, 2026, cash expenditure for the development of oil and natural gas properties totaled $132.6 million, with an additional $12.4 million incurred in accounts payable and accrued expenses. Refer to Factors Affecting the Comparability of Financial Results – Capital Program below for a further discussion of our current capital program.

In December 2025, we moved our drilling rig to our Blehm/Schneider pad, which consists of 10 wells in Weld County. These wells came online in April 2026 with initial average two-stream gross production of 700 Boe/d.

We then moved the drilling rig to our Elder East and West pad, which consists of nine wells. Drilling at the Elder East and West pad was completed during the first quarter of 2026 and the wells came online in May 2026 with initial average two-stream gross production of 915 Boe/d.

In February, we began drilling at our Opal Coalbank pad, which consists of eight wells. Completion activities at the Opal Coalbank pad began in May 2026, and the wells came online towards the end of June 2026 with initial average two-stream gross production of 450 Boe/d.

After we completed drilling at our Opal Coalbank pad, we moved the drilling rig to our Burnett pad development in Weld County, which consists of four wells. Completion activities at the Burnett pad were finalized at the end of July 2026 and the well came online shortly after.

Following the Burnett pad, we moved the drilling rig to our Castor pad development in Weld County, which consists of 6 wells. Completion activities at the Castor pad are expected to be finalized mid-way through third quarter of 2026 and first production is expected during the third quarter of 2026.

Series F Preferred Stock Letter Agreements and Series F Preferred Stock Anniversary Warrants Amendments

On March 25, 2026, we entered into the First Series F Preferred Stock Warrant Amendment, which, among other things, extended the issuance date of Series F Preferred Stock Anniversary Warrants from March 26, 2026 to April 7, 2026.

On April 6, 2026, we entered into the Second Series F Preferred Stock Warrant Amendment. Among other things, the Second Series F Preferred Stock Warrant Amendment amended and restated the First Series F Preferred Stock Warrant Amendment to extend the issuance date of the Series F Preferred Stock Anniversary Warrants from April 7, 2026 to April 9, 2026.

On April 8, 2026, we entered into the First Series F Preferred Stock Letter Agreement, pursuant to which, among other things, we repurchased 13,727 shares of Series F Preferred Stock from the Series F Preferred Stockholder for the Series F Preferred Stock Repurchase Price, the cash portion of which was $19.0 million.

Additionally, pursuant to the Series F Preferred Stock Letter Agreement, we issued the First Series F Preferred Stock Penny Warrants to the Series F Preferred Stockholder, and agreed that, if on July 8, 2026, which date was subsequently extended to August 7, 2026 and further extended to August 31, 2026, for any reason, the Series F Preferred Stock Anniversary Warrants have not been issued to the Series F Preferred Stockholder, we will issue the Series F Second Penny Warrants. Further, pursuant the Series F Preferred Stock Letter Agreement, upon the Series F Preferred Stockholders receipt of the Series F Preferred Stock Repurchase Price and the issuance of the First Series F Preferred Stock Penny Warrants, the Series F Preferred Stockholder waived our obligation to pay the $3.0 million extension fee.

On June 10, 2026, we entered into the Second Series F Preferred Stock Letter Agreement. Among other things, the Second Series F Preferred Stock Letter Agreement further extended the issuance date of the Series F Preferred Stock Anniversary Warrants to August 7, 2026 and reduced the number of Common Stock shares issuable upon exercise of the Series F Preferred Stock Anniversary Warrants to a number of shares equal to the quotient of (i) 65% of the Stated Value of all Series F Preferred Stock held on the Series F Preferred Stock Anniversary Warrant Issuance Date, divided by (ii) the average of the 10 daily volume-weighted average per share trading prices of the Common Stock during the 10 trading-days prior to the Series F Preferred Stock Anniversary Warrant Issuance Date. Additionally, we granted the Series F Preferred Stockholder the Incremental Share Rights.

On August 7, 2026, we entered into another the Third Series F Preferred Stock Letter Agreement, which, among other things, extended the issuance date of the Series F Preferred Stock Anniversary Warrant from August 7, 2026 to August 14, 2026. The Third Series F Preferred Stock Letter Agreement also amends the First Series F Preferred Stock Letter Agreement to extend the issuance date of the Second Series F Preferred Stock Penny Warrants from August 7, 2026 to August 14, 2026, so that if on August 14, 2026 (rather than August 7, 2026 as provided by the First Series F Preferred Stock Letter Agreement), for any reason, the Series F Preferred Stock Anniversary Warrants are not issued to the Series F Preferred Stockholder, we will issue the Second Series F Preferred Stock Penny Warrants to the Series F Preferred Stockholder.

On August 14, 2026, we entered into the Fourth Series F Preferred Stock Letter Agreement, which, among other things, extended the issuance date of Series F Preferred Stock Anniversary Warrants from August 14, 2026 to August 31, 2026. The Fourth Series F Preferred Stock Letter Agreement also amends the First Series F Preferred Stock Letter Agreement and the Third Series F Preferred Stock Letter Agreement to extend the issuance date of the Second Series F Preferred Stock Penny Warrants from August 7, 2026 to August 14, 2026 and subsequently to August 31, 2026, so that if on August 31, 2026 (rather than August 7, 2026 and August 14, 2026 as provided by the First Series F Preferred Stock Letter Agreement and the Third Series F Preferred Stock Letter Agreement), for any reason, the Series F Preferred Stock Anniversary Warrants are not issued to the Series F Preferred Stockholder, we will issue the Second Series F Preferred Stock Penny Warrants to the Series F Preferred Stockholder. Additionally, the Fourth Series F Preferred Stock Letter Agreement waives the breach of the Current Ratio covenant as a Triggering Event through January 1, 2027.

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

As of June 30, 2026, we had the following outstanding crude oil, natural gas, and NGL derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate, NYMEX Henry Hub, and Mount Belvieu OPIS, respectively:

	Settling July 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028	Settling January 1, 2029 through December 31, 2029
Crude Oil Swaps:
Notional volume (Bbls)	2,651,848	4,662,503	2,862,307	210,000
Weighted average price ($/Bbl)	$63.09	$62.51	$62.17	$61.57
Natural Gas Swaps:
Notional volume (MMBtus)	7,584,322	14,082,126	5,606,357	400,000
Weighted average price ($/MMBtu)	$4.08	$4.08	$4.02	$4.11
Ethane Swaps:
Notional volume (Bbls)	215,747	400,675	220,109	—
Weighted average price ($/Bbl)	$11.22	$10.70	$9.96	$—
Propane Swaps:
Notional volume (Bbls)	293,113	522,684	199,160	—
Weighted average price ($/Bbl)	$28.69	$26.85	$25.93	$—
Iso Butane Swaps:
Notional volume (Bbls)	41,114	74,572	35,088	—
Weighted average price ($/Bbl)	$35.41	$31.77	$30.77	$—
Normal Butane Swaps:
Notional volume (Bbls)	103,276	184,140	74,903	—
Weighted average price ($/Bbl)	$35.81	$31.95	$30.36	$—
Pentane Plus Swaps:
Notional volume (Bbls)	86,958	160,242	78,806	—
Weighted average price ($/Bbl)	$55.12	$53.31	$52.81	$—

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

In July 2025, we entered into an agreement to acquire certain assets from Edge Energy for a total purchase price of $12.5 million payable in cash, subject to certain closing price adjustments. We closed the Edge Acquisition on July 3, 2025, which included 13 operated wells on approximately 11,300 net acres, and funded the transaction by borrowing under our Credit Facility.

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

Results of Operations

Revenue, Production, and Average Realized Price

The following table presents the components of our revenue, production, and average realized price for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025 (1)
Revenues (in thousands)
Crude oil sales	$93,458	$57,941	$161,296	$68,729
Natural gas sales (2) (3)	(4,292)	1,981	4,664	2,545
NGL sales (3)	9,693	8,178	16,316	9,641
Total revenues	$98,859	$68,100	$182,276	$80,915

Production:
Oil (MBbls)	992	883	1,992	1,043
Natural gas (MMcf)	3,299	3,388	6,837	3,825
NGL (MBbls)	448	469	945	530
Total production (MBoe) (4)	1,990	1,916	4,077	2,211

Average sales volumes per day (Boe/d)	21,866	21,052	22,522	12,213

Average realized price (excluding effects of derivatives):
Oil (per Bbl)	$94.21	$65.66	$80.97	$65.87
Natural gas (per Mcf) (2) (3)	$(1.30)	$0.58	$0.68	$0.67
NGL (per Bbl) (3)	$21.64	$17.45	$17.27	$18.20
Average price (per Boe)	$49.68	$35.55	$44.71	$36.60

Average realized price (including effects of derivatives):
Oil (per Bbl)	$59.79	$70.36	$58.12	$69.35
Natural gas (per Mcf) (2) (3)	$(0.20)	$0.95	$0.85	$0.92
NGL (per Bbl) (3)	$16.72	$16.54	$14.64	$17.39
Average price (per Boe)	$33.25	$38.13	$33.21	$38.49

(1)
Total revenues and production for the six months ended June 30, 2025, include revenue and production volumes from the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the Bayswater Acquisition, through June 30, 2025.

(2)
For the three months ended June 30, 2026, we realized negative natural gas sales revenue and average realized prices (excluding and including the effects of derivatives) due to lower gross sales, driven by decreased pricing during the quarter, compared to gathering and processing fees.

(3)
We have reclassified certain gathering and processing fees presented net within natural gas and NGL sales for the three and six months ended June 30, 2025 to conform with the allocation used during the three and six months ended June 30, 2026. This reallocation has no impact on our total revenues or net income (loss) attributable to Prairie Operating Co. as reported on the condensed consolidated statements of operations.

(4)	MBoe is calculated using six MMcf of natural gas equivalent to one MBbl of oil.

For the three months ended June 30, 2026, total revenue increased 45% to $98.9 million from $68.1 million during the three months ended June 30, 2025. This change was primarily driven by a 40% increase in average realized price per Boe (excluding the effects of derivatives) and a 4% increase in production volumes, attributable to incremental production volumes from new wells coming online as development activities were completed throughout the first half of 2026.

For the six months ended June 30, 2026, total revenue increased 125% to $182.3 million from $80.9 million during the six months ended June 30, 2025. This increase was largely due to an 84% increase in production volumes, 40% of which is attributable to the production volumes from the properties acquired in the Bayswater Acquisition, which closed on March 26, 2025, and 60% of which is attributable to incremental production volumes from new wells coming online as development activities were completed throughout the second half of 2025 and the first quarter of 2026. Additionally, average realized price per Boe (excluding the effects of derivatives) increased 22% during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Operating expenses

The following table presents the components of our operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025 (1)
	(In thousands, except per Boe amounts)
Lease operating expenses	$13,628	$11,348	$28,469	$13,361
Transportation and processing	2,426	2,234	4,922	2,367
Ad valorem and production taxes	7,983	6,416	14,775	7,374
Depreciation, depletion, and amortization	17,075	12,265	32,919	14,386
Exploration expenses	243	458	541	745
Abandonment and impairment of unproved properties	196	—	608	—
General and administrative expenses	11,952	16,443	28,838	21,995
Total operating expenses	$53,503	$49,164	$111,072	$60,228

Operating expenses per Boe:
Lease operating expenses	$6.85	$5.92	$6.98	$6.04
Transportation and processing	$1.22	$1.17	$1.21	$1.07
Ad valorem and production taxes	$4.01	$3.35	$3.62	$3.34
Depreciation, depletion, and amortization	$8.58	$6.40	$8.08	$6.51
Exploration expenses	$0.12	$0.24	$0.13	$0.34
Abandonment and impairment of unproved properties	$0.10	$—	$0.15	$—
General and administrative expenses	$6.01	$8.58	$7.07	$9.95
Total operating expenses	$26.89	$25.66	$27.25	$27.25

(1)
Total operating expenses for the six months ended June 30, 2025, include operating expenses for the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the Bayswater Acquisition, through June 30, 2025. Operating expenses per Boe for the six months ended June 30, 2025 are calculated over production volumes which include volumes from the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the Bayswater Acquisition, through June 30, 2025.

Lease operating expenses. For the three months ended June 30, 2026, lease operating expense (“LOE”) increased to $13.6 million compared to $11.3 million for the three months ended June 30, 2025, primarily driven by new wells coming online as development activities were completed throughout the second half of 2025 and the first quarter of 2026. Additionally, our transaction services agreement with Bayswater ended at the end of May 2025 and we fully took over field operations at that time, resulting in incremental employee and benefit expenses recognized during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. These increases were partially offset by decreased operating costs across all categories during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, as we continue to streamline efficiencies and optimize operating costs at the properties acquired in the Bayswater Acquisition. Additionally, LOE includes $0.6 million of workover expenses incurred during the three months ended June 30, 2026 and $0.5 million of non-operated LOE recognized during the three months ended June 30, 2026. We did not incur any workover expenses or recognize any non-operated LOE during the three months ended June 30, 2025.

For the six months ended June 30, 2026, LOE increased to $28.5 million compared to $13.4 million for the six months ended June 30, 2025, driven by the additional properties acquired in the Bayswater Acquisition, which closed on March 26, 2025, resulting in incremental operating costs. Additionally, approximately 36% of the LOE increase is attributable to new wells coming online as development activities were completed throughout the second half of 2025 and the first quarter of 2026. LOE also includes $1.5 million of workover expenses incurred during the six months ended June 30, 2026 and $1.1 million of non-operated LOE recognized during the six months ended June 30, 2026. We did not incur any workover expenses or recognize any non-operated LOE during the six months ended June 30, 2025.

Transportation and processing expenses. For the three months ended June 30, 2026, transportation and processing expenses remained relatively flat at $2.4 million compared to $2.2 million for the three months ended June 30, 2025.

For the six months ended June 30, 2026, transportation and processing expenses increased to $4.9 million compared to $2.4 million for the six months ended June 30, 2025. The increase in transportation and processing expenses was largely driven by increased production as a result of our Bayswater Acquisition, which closed on March 26, 2025, and new wells coming online as development activities were completed throughout the second half of 2025 and the first two quarters of 2026.

Ad valorem and production taxes. For the three months ended June 30, 2026, ad valorem and production taxes increased to $8.0 million compared to $6.4 million for the three months ended June 30, 2025. The increase in ad valorem and production taxes is attributable to incremental production fees levied by the state of Colorado beginning in January 2026 and incremental ad valorem for equipment on pad sites incurred during the three months ended June 30, 2026, which were not incurred during the three months ended June 30, 2025.

For the six months ended June 30, 2026, ad valorem and production taxes increased to $14.8 million compared to $7.4 million for the six months ended June 30, 2025. The increase in ad valorem and production taxes was largely driven by increased production as a result of our Bayswater Acquisition, which closed on March 26, 2025, and new wells coming online as development activities were completed throughout the second half of 2025 and the first two quarters of 2026.

Depreciation, depletion, and amortization. For the three months ended June 30, 2026, depreciation, depletion, and amortization (“DD&A”) expenses increased to $17.1 million compared to $12.3 million for the three months ended June 30, 2025, primarily driven by increased production from new wells coming online as development activities were completed throughout the first half of 2026.

For the six months ended June 30, 2026, DD&A expenses increased to $32.9 million compared to $14.4 million for the six months ended June 30, 2025, driven by increased production as a result of our Bayswater Acquisition, which closed on March 26, 2025, and new wells coming online as development activities were completed throughout the first half of 2026.

Abandonment and impairment of unproved properties. For the three months ended June 30, 2026, we recorded $0.2 million of abandonment and impairment related to unproved properties, which reflects unproved locations that we have deemed non–core and allowed to expire. We did not record any abandonment and impairment related to unproved properties for the three months ended June 30, 2025.

For the six months ended June 30, 2026, we recorded $0.6 million of abandonment and impairment related to unproved properties, which reflects unproved locations that we have deemed non–core and allowed to expire. We did not record any abandonment and impairment related to unproved properties for the six months ended June 30, 2025.

General and administrative expenses. For the three months ended June 30, 2026, general and administrative expenses decreased to $12.0 million compared to $16.4 million for the three months ended June 30, 2025. The 27% decrease in general and administrative expenses is attributable to decreased investor relations costs of $3.0 million, employee and benefit expenses of $1.6 million, and transition services agreement fees associated with the Bayswater Acquisition of $0.7 million, partially offset with an increase of $0.9 million in non-cash stock-based compensation expense and $0.8 million in other non-recurring litigation and severance settlement expenses.

For the six months ended June 30, 2026, general and administrative expenses increased to $28.8 million compared to $22.0 million for the six months ended June 30, 2025. The 31% increase in general and administrative expenses is attributable to incremental non-cash stock-based compensation expense of $5.4 million, other non-recurring litigation and severance settlement expenses of $4.2 million, and $1.5 million of employee and benefit expenses. The increase was partially offset by decreased investor relations costs of $3.1 million and transition services agreement fees associated with the Bayswater Acquisition of $0.7 million.

Other income (expenses)

The following table presents the components of our other income (expenses) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interest expense	$(10,033)	$(9,124)	$(18,230)	$(10,502)
Gain (loss) on derivatives, net	45,079	28,150	(131,981)	27,252
Gain (loss) on adjustment to fair value – financial instrument liabilities	48,233	(2,373)	16,382	(4,537)
Interest income and other	196	94	389	166
Other income (expenses)	$83,475	$16,747	$(133,440)	$12,379

Interest expense. For the three months ended June 30, 2026, interest expense remained relatively flat at $10.0 million compared to $9.1 million for the three months ended June 30, 2025.

For the six months ended June 30, 2026, interest expense increased $7.7 million compared to the same period of 2025, primarily driven by interest on the Credit Facility incurred during the period. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Credit Facility.

Gain (loss) on derivatives, net. For the three months ended June 30, 2026, gain on derivatives, net was $45.1 million compared to $28.2 million for the three months ended June 30, 2025. The change in gain on derivatives, net was primarily due to a $54.6 million increase in unrealized gain on derivatives driven by favorable changes in the fair value of our open derivative contracts as of June 30, 2026 compared to April 1, 2026. This increase was partially offset with an increase in our realized loss on derivatives of $37.6 million for the three months ended June 30, 2026 due to unfavorable changes in cash settlements during the period compared to the three months ended June 30, 2025.

For the six months ended June 30, 2026, loss on derivatives, net was $132.0 million compared to a gain on derivatives, net of $27.3 million for the six months ended June 30, 2025. The change in loss on derivatives, net was primarily due to a $108.2 million increase in unrealized loss on derivatives driven by unfavorable changes in the fair value of our open derivative contracts as of June 30, 2026 compared to January 1, 2026. Additionally, our realized loss on derivatives increased by $51.0 million for the six months ended June 30, 2026 due to unfavorable changes in cash settlements during the period compared to the six months ended June 30, 2025. Refer to Factors Affecting the Comparability of Financial Results – Commodity Prices above for a further discussion of our derivative contracts.

Gain (loss) on adjustment to fair value – financial instrument liabilities. We have several financial instruments that are or were previously valued at fair value on a recurring basis; therefore, we recognize the changes in fair value at each remeasurement period as a gain (loss) on adjustment to fair value – financial instrument liabilities on our condensed consolidated statements of operations for the period. For the three months ended June 30, 2026, the gain on adjustment to fair value – financial instrument liabilities reflects gains on fair value of $53.6 million for the Series F Preferred Stock Anniversary Warrants, $10.9 million for the Series F Preferred Stock embedded derivatives, and $0.7 million for the Subordinated Note, which were partially offset by a $15.3 million loss on fair value for the issuance of the Incremental Share Right liability and a $1.8 million loss on fair value for conversions of the Series F Preferred Stock.

For the six months ended June 30, 2026, the gain on adjustment to fair value – financial instrument liabilities reflects gains on fair value of $29.3 million for the Series F Preferred Stock Anniversary Warrants, $11.0 million for the Series F Preferred Stock embedded derivatives, and $0.3 million for the Subordinated Note, which were partially offset by a $15.3 million loss on fair value for the issuance of the Incremental Share Right liability and a $8.9 million loss on fair value for conversions of the Series F Preferred Stock. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Series F Preferred Stock Anniversary Warrants, the Series F Preferred Stock embedded derivatives, the Incremental Share Rights liability, and the Subordinated Note Warrants.

Income Tax (Expense) Benefit

For the three and six months ended June 30, 2026, we recognized income tax expense of $19.8 million and an income tax benefit of $18.6 million, respectively, resulting in effective income tax rates of 15.4% and 29.9%, respectively. The difference between our effective income tax rates and the statutory blended rates for both the three and six months ended June 30, 2026 relate to excess tax benefits from stock-based compensation awards and tax deduction limitations on the compensation of covered individuals. We did not recognize any income tax benefit or expense for the six months ended June 30, 2025.

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

Adjusted EBITDA is derived from net income (loss) attributable to Prairie Operating Co. and is adjusted depreciation, depletion, and amortization, abandonment and impairment of unproved properties, non-cash stock-based compensation, interest expense, net, unrealized (gain) loss on derivatives, non-cash (gain) loss on adjustment to fair value – financial instrument liabilities, litigation and severance settlement expense, and income tax expense (benefit), all as applicable. We adjust net income (loss) attributable to Prairie Operating Co. for the items listed above to arrive at Adjusted EBITDA because these amounts can vary substantially between periods and companies within our industry depending upon accounting methods, book values of assets, capital structures, and the method by which assets were acquired. Adjusted EBITDA has limitations as an analytical tool, including that it excludes certain items that affect our reported financial results. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income calculated in accordance with GAAP or as an indicator of our operating performance or liquidity. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table presents the reconciliation of Net income (loss) attributable to Prairie Operating Co. to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025(1)
	(In thousands)
Net income (loss) attributable to Prairie Operating Co.	$109,017	$35,683	$(43,656)	$33,066
Adjustments:
Depreciation, depletion, and amortization	17,075	12,265	32,919	14,386
Abandonment and impairment of unproved properties (2)	196	—	608	—
Non-cash stock-based compensation	3,307	2,419	9,040	3,786
Interest expense, net	9,805	9,030	17,935	10,336
Unrealized (gain) loss on derivatives	(77,779)	(23,206)	85,104	(23,090)
Non-cash (gain) loss on adjustment to fair value – financial instrument liabilities (3)	(48,233)	2,373	(16,382)	4,537
Litigation and severance settlement expense	808	—	4,154	—
Income tax expense (benefit) (4)	19,814	—	(18,580)	—
Adjusted EBITDA	$34,010	$38,564	$71,142	$43,021

(1)
Net income attributable to Prairie Operating Co. for the six months ended June 30, 2025 includes revenue and related expenses attributable to the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the Bayswater Acquisition, through June 30, 2025.

(2)	Reflects the abandonment of unproved locations which we have deemed non–core and allowed to expire.
(3)
Reflects the changes in the fair values of the financial instruments measured at fair value on a recurring basis. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion.

(4)	Reflects the deferred income tax expense and benefit recognized for the three and six months ended June 30, 2026, respectively.

Liquidity and Capital Resources

Overview

Our production and development activities will require us to make significant operating and capital expenditures. In the second half of 2025 and throughout the first two quarters of 2026, our primary sources of liquidity were borrowings on our Credit Facility, which has a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million.

Additionally, on June 20, 2025, we entered into the Equity Distribution Agreement in connection with our ATM Offering, which allows us to sell shares of our Common Stock up to an aggregate offering price of $75.0 million through the Managers. Sales of the shares of Common Stock sold under the ATM Offering, if any, will be made under our Registration Statement on Form S-3, which was declared effective by the SEC on May 2, 2025. As of June 30, 2026, we have issued 772,594 shares under the ATM Offering, which resulted in net proceeds of $1.8 million.

Working Capital

We define working capital as current assets less current liabilities. As of June 30, 2026 and December 31, 2025, we had a working capital deficit of $125.5 million and $46.1 million, respectively, and cash and cash equivalents of less than $0.1 million.

Capital Program

Our 2026 capital expenditure guidance is $185.0 million to $195.0 million. Our current capital program consists of a one rig and one frac crew cadence throughout the year. Since January 1, 2026, we have drilled 27 wells across four pads, 21 of which have come online as of the issuance date of this report. During the six months ended June 30, 2026, our cash expenditures for the development of oil and natural gas properties totaled $132.6 million, with an additional $12.4 million incurred in accounts payable and accrued expenses.

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

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$94,256	$9,722
Net cash used in investing activities	(143,899)	(522,289)
Net cash provided by financing activities	49,644	518,028
Net increase in cash and cash equivalents	1	5,461

Cash and cash equivalents, beginning of the period	20	5,192
Cash and cash equivalents, end of the period	$21	$10,653

Operating activities. Net cash provided by operating activities totaled $94.3 million and $9.7 million during the six months ended June 30, 2026 and 2025, respectively. The $84.5 million increase in our net cash provided by operating activities was primarily attributable to increased revenue during the period, partially offset by increased operating expenses, largely driven by the Bayswater Acquisition, which closed on March 26, 2025.

Investing activities. Net cash used in investing activities totaled $143.9 million and $522.3 million during the six months ended June 30, 2026 and 2025, respectively. The $378.4 million decrease in our net cash used in investing activities was largely driven by cash paid for the Bayswater Acquisition of $467.5 million during the six months ended June 30, 2025, which was partially offset by a $78.6 million increase in expenditure for the development of oil and natural gas properties during the six months ended June 30, 2026.

Financing activities. Net cash provided by financing activities totaled $49.6 million and $518.0 million for the six months ended June 30, 2026 and 2025, respectively. The $468.4 million decrease in net cash provided by financing activities was mostly due to financing activities completed during the three months ended March 31, 2025 to fund the Bayswater Acquisition, which closed on March 26, 2025. These financing activities included $43.8 million from the issuance of Common Stock, net of related issuance costs of $3.3 million, $148.3 million from the issuance of the Series F Preferred Stock, net of related issuance costs of $11.1 million, and $359.0 million from borrowings under the Credit Facility, net of related issuance costs of $15.7 million. Financing activities for the six months ended June 30, 2026 were attributable to $134.0 million of borrowings on the Credit Facility, partially offset by repayments of $64.0 million and Credit Facility amendment fees of $1.9 million. Additionally, we redeemed a portion of the Series F Preferred Stock for $19.0 million and issued shares of Common Stock under our ATM Offering, which resulted in net proceeds of $1.8 million.

Significant Sources of Liquidity

Credit Facility. On December 16, 2024, we, as borrower, entered into a reserve–based credit agreement with Citi, as administrative agent and the financial institution party. On February 3, 2025, we entered into the first amendment to our reserve–based credit agreement with Citi, which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million. On March 26, 2025, we entered into the Credit Facility Agreement, which amended and restated our existing reserve–based credit agreement with Citi. On June 6, 2025, we entered into the first amendment to our Credit Facility Agreement, which added Bank of America N.A. and West Texas National Bank as lenders under the Credit Facility. On June 10, 2026, we entered into the second amendment to the Credit Facility Agreement, which among other things, reaffirmed the borrowing base of $475.0 million, modified certain covenants relating to our distributable free cash flow and certain other reporting and notice requirements, and increased the cadence of scheduled borrowing base redeterminations and the number of interim borrowing base redeterminations which may occur in any fiscal year.

The Credit Facility is scheduled to mature on March 26, 2029 and provides for a maximum credit commitment of $1.0 billion. As of June 30, 2026, the Credit Facility had a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million and includes a $47.5 million sublimit for the issuance of letters of credit. The borrowing base is subject to quarterly redeterminations based upon the value of our oil and gas properties as determined in a reserve report immediately preceding April 1st, July 1st, and October 1st of each year, subject to certain interim redeterminations.

We are subject to certain financial covenants and customary restrictive covenants under the Credit Facility. The financial covenants require us to maintain, for each fiscal quarter, a Net Leverage Ratio (as defined in the Credit Facility) of no greater than 3.00 to 1.00 and a Current Ratio (as defined in the Credit Facility) of at least 1.00 to 1.00. In August 2026, we entered into an amendment to our Credit Facility Agreement which modifies the Current Ratio covenant requirement to at least 0.50 to 1.00 for the quarters ended June 30, 2026 through December 31, 2026. Additionally, the amendment established a new covenant which requires our net monthly production to not fall below an average number specified in the amendment, which will be measured on a rolling three-month average, beginning September 30, 2026. After giving effect to the amendment, we are in compliance with all covenants under the Credit Facility as of June 30, 2026.

As of June 30, 2026 and December 31, 2025, we had $436.0 million and $366.0 million, respectively, of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $39.0 million and $109.0 million, respectively, of availability for future borrowings and letters of credit. Additionally, as of June 30, 2026 and December 31, 2025, we had $12.7 million and $12.6 million, respectively, of unamortized deferred financing costs associated with our Credit Facility, which are presented as debt issuance costs, net on the condensed consolidated balance sheets. These costs are amortized to interest expense on the condensed consolidated statements of operations on a straight–line basis over the life of the Credit Facility. During the three and six months ended June 30, 2026, we amortized $1.0 million and $2.0 million, respectively, of deferred financing costs into interest expense on the condensed consolidated statements of operations. During the three and six months ended June 30, 2025, we amortized $0.9 million and $1.2 million, respectively, of deferred financing costs into interest expense on the condensed consolidated statements of operations.

Subordinated Promissory Note and Subordinated Note Warrants. On September 30, 2024, we entered into the Subordinated Note with the Noteholders in a principal amount of $5.0 million, which has a maturity date of March 17, 2027. The Noteholders are entities controlled by Jonathan H. Gray, who is a director of the Company; therefore, the Subordinated Note and Subordinated Note Warrants are presented as related-party on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Subordinated Note had an interest rate of 10.00% and the Noteholders were entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. In December 2024, and in conjunction with entering into the Credit Facility, we made a $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024.

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

Pursuant to the terms of the Subordinated Note, we issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, which vest in tranches based on the date of repayment of the Subordinated Note. As of June 30, 2026 and December 31, 2025, Subordinated Note Warrants providing the right to purchase 856,165 shares of Common Stock had vested and were outstanding.

Series F Preferred Stock and Series F Preferred Stock Anniversary Warrants. On March 24, 2025, we entered into the Series F Preferred Securities Purchase Agreement with the Series F Preferred Stockholder, pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a Stated Value of $1,000 per share, convertible into shares of Common Stock and (ii) upon the Series F Preferred Stock Anniversary Warrant Issuance Date, subject to the satisfaction of certain conditions, the Series F Preferred Stock Anniversary Warrants. The Series F Preferred Offering closed on March 26, 2025, and we received approximately $136.1 million of net proceeds, after deducting advisor fees and offering expenses. We used the proceeds from the Series F Preferred Offering to fund a portion of the Bayswater Acquisition, which closed on March 26, 2025.

We have determined that the Series F Preferred Stock should be classified as mezzanine equity because it is currently redeemable at the Series F Preferred Stockholder’s option. Additionally, we determined that certain features of the Series F Preferred Stock require bifurcation and separate accounting as embedded derivatives and that the Series F Preferred Stock Anniversary Warrants should be accounted for as liabilities because they are not considered indexed to our stock since the potential number of Common Stock shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on the Series F Preferred Stock Anniversary Warrant Issuance Date. On the date of issuance, in accordance with ASC 815, we recorded a liability of $25.5 million for the fair value of the Series F Preferred Stock embedded derivatives and a liability of $22.1 million for the fair value of the Series F Preferred Stock. As a result, on March 26, 2025, we recognized the Series F Preferred Stock in mezzanine equity based on its relative fair value of $92.6 million, after allocating $47.6 million of the proceeds to the embedded derivative features and the Series F Preferred Stock Anniversary Warrants. Additionally, we recorded the issuance costs of $12.2 million as a reduction to the allocated proceeds.

Series F Preferred Stock Certificate of Designation. The Series F Preferred Stockholder is entitled to receive, on a cumulative basis, dividends on each share of Series F Preferred Stock at the Series F Preferred Stock Stated Dividend Rate in cash on March 1, June 1, September 1 and December 1 of each calendar year, beginning on June 1, 2025. Alternatively, according to the Series F Preferred Stock Certificate of Designation, we may elect to pay the dividends entirely or partially in shares of Common Stock. Additionally, the Series F Preferred Stock Certificate of Designation states that six months after the anniversary date of the maturity of our Credit Facility the Series F Preferred Stock Stated Dividend Rate will increase to 25%. We have elected to pay the March 1, 2026 and June 1, 2026 dividends by issuing the Series F Preferred Stockholder 2,352,000 and 3,276,000 shares of Common Stock, respectively. Additionally, on April 8, 2026, we redeemed a portion of the Series F Preferred Stock, discussed further below, and issued the Series F Preferred Stockholder 109,816 shares of Common Stock related to dividends.

The Series F Preferred Stockholder may convert all or a portion its shares of Series F Preferred Stock into shares of Common Stock at any time at a Standard Conversion rate of 202.0202 shares of Common Stock per share of Series F Preferred Stock, subject to certain adjustments as described in the Series F Preferred Stock Certificate of Designation. The Series F Preferred Stockholder also has the option to convert all or a portion of its shares of Series F Preferred Stock using an Alternative Conversion Rate (as defined in the Series F Preferred Stock Certificate of Designation, as supplemented by the First Series F Preferred Stock Letter Agreement) in lieu of the conversion rate, subject to an Alternative Conversion Cap (as defined in the Series F Preferred Stock Certificate of Designation) for each quarter. During the three and six months ended June 30, 2026, 6,273 and 29,323 shares of Series F Preferred Stock, respectively, were converted into 4,352,402 and 22,454,702 shares of Common Stock, respectively, using the Alternative Conversion.

Further, the Series F Preferred Stock Certificate of Designation also contains certain financial covenants which require us to maintain, for each fiscal quarter a Net Leverage Ratio of no greater than 2.50 to 1.00 and a Current Ratio of at least 1.00 to 1.00. The breach of these covenants results in a Triggering Event (as defined in the Series F Preferred Stock Certificate of Designation). We are required to submit the current fiscal quarter covenant calculations to the Series F Preferred Stockholder the month after our financial statements are available for issuance and the Series F Preferred Stock Certificate of Designation does not require us to notify the Series F Preferred Stockholder of any non-compliance prior to the issuance of the compliance certificate. Additionally, the Series F Preferred Stock Certificate of Designation allows for the Triggering Event to be waived but does not specify a cure period; therefore, we can either request a waiver from the Series F Preferred Stockholder after submitting our compliance certificate or we can cure the Triggering Event by demonstrating compliance at any time prior to the quarter subsequent to the Triggering Event. As discussed above, on August 14, 2026, the Series F Preferred Stockholder waived any breach of the Current Ratio covenant from qualifying as a Triggering Event through January 1, 2027.

If a Triggering Event occurs the Series F Preferred Stockholder is entitled to receive, on a cumulative basis, Trigger Dividends, which will accrue daily and compound quarterly from, and including, the date of such Triggering Event, but excluding, the date such Triggering Event is cured and all outstanding Trigger Dividends have been paid. Pursuant to the Series F Preferred Stock Certificate of Designation, we have the option to pay the Trigger Dividends in shares of Common Stock.

Series F Preferred Stock and Series F Preferred Stock Anniversary Warrants Amendments and Letter Agreements. On March 25, 2026, we entered into the First Series F Preferred Stock Warrant Amendment, which, among other things, extended the issuance date of the Series F Preferred Stock Anniversary Warrants from March 26, 2026 to April 7, 2026. Pursuant to the First Series F Preferred Stock Warrant Amendment, we agreed to pay the Series F Preferred Stockholder a $3.0 million extension fee, which was waived by the Series F Preferred Stockholder on April 8, 2026.

On April 6, 2026, we entered into the Second Series F Preferred Stock Warrant Amendment, which among other things, amended and restated the First Series F Preferred Stock Warrant Amendment to extend the issuance date of the Series F Preferred Stock Anniversary Warrants from April 7, 2026 to April 9, 2026.

On April 8, 2026, we entered into the First Series F Preferred Stock Letter Agreement, pursuant to which, among other things, we repurchased 13,727 shares of Series F Preferred Stock from the Series F Preferred for the Series F Preferred Stock Repurchase Price, the cash portion of which was $19.0 million. Additionally, pursuant to the First Series F Preferred Stock Letter Agreement, we issued the Series F Preferred Stockholder the First Series F Preferred Stock Penny Warrants, and agreed that, if on July 8, 2026, which date was subsequently extended to August 7, 2026 and further extended to August 31, 2026, for any reason, the Series F Preferred Stock Anniversary Warrants have not been issued to the Series F Preferred Stockholder, we will issue the Second Series F Preferred Stock Penny Warrants. Further, pursuant to the First Series F Preferred Stock Letter Agreement, upon the Series F Preferred Stockholder’s receipt of the Series F Preferred Stock Repurchase Price and the issuance of the First Series F Preferred Stock Penny Warrants, the Series F Preferred Stockholder waived our obligation to pay the $3.0 million extension fee.

Additionally, the First Series F Preferred Stock Letter Agreement amended the definition of the Market Stock Payment Price used in calculating the Alterative Conversion Rate to be based upon the average of the two lowest daily volume-weighted average per share trading prices of our Common Stock during any five consecutive trading-day period that occurred within the 35 trading-day period ending on the date of such calculation (in lieu of the five trading-day period previously set forth in the set forth in the Series F Preferred Stock Certificate of Designation). The parties further agreed that the Cash Sweep Amount set forth in the Series F Preferred Stock Certificate of Designation shall mean (a) with respect to any Cash Sweep Financing (as defined in the Series F Preferred Stock Certificate of Designation), 50% of the net proceeds from such financing and (b) with respect to any Distributable Free Cash Flow Action (as defined in the Series F Preferred Stock Certificate of Designation), 25% of the amount of such dividend, distribution, prepayment, or investment, as applicable. We may request to settle the Cash Sweep Amount in Common Shares.

Finally, the First Series F Preferred Stock Letter Agreement also extended the issuance date of the Series F Preferred Stock Anniversary Warrants from April 9, 2026 to July 8, 2026 and reduced the number of Common Stock shares issuable upon exercise of the Series F Preferred Stock Anniversary Warrants from (1) a number of shares equal to the quotient of (i) 125% of the Stated Value of all Series F Preferred Stock held on the Original Issuance Date, divided by (ii) the average of the 10 daily volume–weighted average per share trading prices of our Common Stock during the 10 trading-days prior to Original Issuance Date, to (2) a number of shares equal to the quotient of (i) 75% of the Stated Value of all Series F Preferred Stock held on July 8, 2026, divided by (ii) the average of the 10 daily volume–weighted average per share trading prices of the our during the 10 trading-days prior to the Series F Preferred Stock Anniversary Warrant Issuance Date.

On June 10, 2026, we entered into the Second Series F Preferred Stock Letter Agreement. Pursuant to the Second Series F Preferred Stock Letter Agreement, among other things, the parties further extended the issuance date of the Series F Preferred Stock Anniversary Warrants to August 7, 2026, which date was subsequently extended to August 31, 2026 and reduced the number of Common Stock shares issuable upon exercise of the Series F Preferred Stock Anniversary Warrants to a number of shares equal to the quotient of (i) 65% of the Stated Value of all Series F Preferred Stock held on the Series F Preferred Stock Anniversary Warrant Issuance Date, divided by (ii) the average of the 10 daily volume-weighted average per share trading prices of the Common Stock during the 10 trading-days prior to the Series F Preferred Stock Anniversary Warrant Issuance Date.

Additionally, pursuant to the Second Series F Preferred Stock Letter Agreement, we issued the Incremental Share Rights to the Series F Preferred Stockholder, which allow the Series F Preferred Stockholder to convert any remaining shares of Series F Preferred Stock into an incremental amount of additional shares of our Common Stock in an aggregate amount not to exceed 21,156,339 shares of Common Stock. While the Series F Preferred Stock are outstanding, the Incremental Share Rights can be converted at any time and at any price. After full conversion or redemption of the Series F Preferred Stock, any Incremental Share Rights can only be converted at and above the Nasdaq minimum floor price of $1.15.

Remeasurement of Series F Preferred Stock. We accounted for the changes set forth in the First Series F Preferred Stock Letter Agreement as a modification. Additionally, we determined that the partial redemption of the Series F Preferred Stock pursuant to the First Series F Preferred Stock Letter Agreement should be aggregated and treated as a single transaction with the modification. Accordingly, pursuant to ASC 480, we adjusted the value of the Series F Preferred Stock to reflect its maximum redemption value immediately prior to and following the First Series F Preferred Stock Letter Agreement, resulting in a loss on remeasurement of Series F Preferred Stock of $46.9 million. To account for the partial redemption of the Series F Preferred Stock, we increased the fair value of the Series F Preferred Stock embedded derivative, resulting in a deemed dividend of $7.4 million, and decreased the fair value of the Series F Preferred Stock Anniversary Warrant liability, resulting in a deemed dividend of $51.3 million, both of which are presented as components of the remeasurement of Series F Preferred Stock line item on the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

As of June 30, 2026, in accordance with ASC 480, we adjusted the Series F Preferred Stock to reflect its maximum redemption value of $43.2 million, resulting in a remeasurement of Series F Preferred Stock of $91.0 million and $76.8 million, which is presented in the remeasurement of Series F Preferred Stock line item on the condensed consolidated statements of operations for the three and six months ended June 30, 2026, respectively. Additionally, at each conversion, we reduce the balance of the Series F Preferred Stock by the carrying value of the converted shares, which, as of June 30, 2026, has resulted in a decrease of $3.7 million from December 31, 2025.

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

We currently anticipate any net proceeds from the ATM Offering will be used for general corporate purposes, which may include, among other things, advancing our development and drilling program, repayment of existing indebtedness, or financing potential acquisition opportunities. As of June 30, 2026, we have issued 772,594 shares under the ATM Offering, which resulted in net proceeds of $1.8 million.

Additionally, the Series F Preferred Stock Certificate of Designation, as amended by the First Series F Preferred Stock Letter Agreement, includes a Cash Sweep provision, which requires us to provide the Series F Preferred Stockholder with 50% of any net proceeds raised by financing. The Series F Preferred Stock Certificate of Designation allows for the Cash Sweep Amount to be settled in Common Stock shares, which is how we intend to settle the Cash Sweep Amount related to any sales under the ATM Offering.

Liquidity Analysis

For the three and six months ended June 30, 2026, we had net income attributable to Prairie Operating Co. common stockholders of $193.8 million and $19.4 million, respectively. We cannot predict if we will be able to sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent us from successfully operating and expanding our business. As of June 30, 2026, we had cash and cash equivalents of less than $0.1 million, a working capital deficit of $125.5 million, and an accumulated deficit of $131.4 million.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether we can meet our obligations, have adequate liquidity to operate, and maintain compliance with the applicable financial covenants of our Credit Facility. As discussed above in Significant Sources of Liquidity, on August 14, 2026, we entered into an amendment to our Credit Facility Agreement which modified the Current Ratio covenant requirement to at least 0.50 to 1.00 for the quarters ended June 30, 2026 through December 31, 2026. Additionally, the amendment established a new covenant which requires our net monthly production to not fall below an average number specified in the amendment, which will be measured on a rolling three-month average, beginning September 30, 2026. Significant assumptions used in our forecasted model of liquidity in the next 12 months include our current cash position and our ability to generate sufficient revenues from our existing producing wells and newly developed wells which will continue coming online in the second half of 2026 to meet our working capital needs and maintain compliance with the applicable financial covenants, as recently amended, of our Credit Facility.

Our near-term capital funding needs have historically been addressed with borrowings under our Credit Facility. As of June 30, 2026, we have availability of $39.0 million under the Credit Facility, which may or may not be sufficient to meet our obligations over the next 12 months. Additionally, in June 2025, we entered into the Equity Distribution Agreement with the Managers. Pursuant to the agreement, we have the option to sell our Common Stock up to an aggregate offering price of $75.0 million through the Managers to raise additional funding to cover our short-term liquidity needs.

As such, we believe that revenues from our existing producing wells, incremental revenues from our newly developed wells which will come online in the second half of 2026, borrowings under our Credit Facility, and sales under the ATM Offering will be sufficient to cover our liquidity needs and maintain compliance with the applicable financial covenants of our Credit Facility.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon the accompanying condensed consolidated financial statements. These financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported for assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. These estimates and assumptions include estimates for reserve quantities and estimated future cash flows associated with proved reserves, depletion of proved developed oil and natural gas reserves, asset retirement obligations, accruals for our oil, natural gas, and NGL revenues and any potential liabilities, the valuation of the Series F Preferred Stock, Series F Preferred Stock Anniversary Warrants, and our stock–based compensation, including performance based awards, the fair value of commodity derivative instruments, the realization of {deferred tax assets, and any acquisition–related purchase price allocations. Management believes its estimates and assumptions to be reasonable under these circumstances. Certain estimates and assumptions are inherently unpredictable, and actual results could differ from those estimates.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026 our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any material legal proceedings or other proceedings described in Item 303 of Regulation S-K promulgated under the Securities Act.

Item 1A. Risk Factors

The following risk factor is in addition to the risks and uncertainties described under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. The effects of the events and circumstances described in the following risk factor may, directly or indirectly, heighten, exacerbate or otherwise bring to fruition many of the risks contained in our annual, quarterly, and periodic reports filed with the SEC.

If we cannot regain compliance with the continued listing requirements of Nasdaq, Nasdaq will delist our common stock.

Our Common Stock is currently listed on Nasdaq. On July 2, 2026, we received a letter (the “Minimum Bid Price Notice”) from the Nasdaq Listing Qualifications Department of Nasdaq notifying us that that for the last 30 consecutive business days, the closing bid price for our Common Stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Nasdaq Minimum Bid Price Requirement”). The Minimum Bid Price Notice has no effect on the listing of our Common Stock, and our Common Stock will continue to trade on Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided until December 29, 2026 to regain compliance with the Nasdaq Minimum Bid Price Requirement, which requires that the closing bid price of our Common Stock meet or exceed $1.00 per share for a minimum of ten consecutive business days (or such longer period as Nasdaq may require in its discretion).

If we are unable to regain compliance with the Nasdaq Minimum Bid Price Requirement, we may be eligible for an additional 180-day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Nasdaq Minimum Bid Price Requirement and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. In addition, if our Common Stock trades at or below $0.10 for ten consecutive trading days, Nasdaq will immediately issue a delisting determination under Listing Rule 5810, our Common Stock will be suspended from trading, and we will be ineligible for any compliance period that would otherwise be available under Rule 5810(c)(3)(A). If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, Nasdaq will notify us of its determination to delist our Common Stock.

There can be no assurance that we will be able to regain compliance with the Nasdaq Minimum Bid Price Requirement. A delisting of our Common Stock could negatively impact us by, among other things:

•	reducing the liquidating and market price of our Common Stock;
•	reducing the number of investors, including institutional investors, willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity;
•	decreasing the amount of news and analyst coverage relating to us;
•	limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and
•	impacting our reputation and, as a consequence, our ability to attract new business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2026, that were not otherwise disclosed in a Current Report on Form 8–K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non–Rule 10b5–1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S–K.

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
10.1
Amendment and Restatement of Amendment to Securities Purchase Agreement and Form of Anniversary Warrant, dated April 6, 2026, by and among Prairie Operating Co. and each of the investors listed on the Schedule of Buyers attached to the Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2026).

10.2
Letter Agreement, dated April 8, 2026, by and between the Company and Hudson Bay PH XIX LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026).

10.3
Second Amendment to Amended and Restated Credit Agreement, dated as of June 10, 2026, by and among Prairie Operating Co., Citibank, N.A and the other credit parties party thereto (including Annex A, which is a conformed copy of the Amended and Restated Credit Agreement) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2026).

10.4*	Letter Agreement, dated June 10, 2026, by and between Prairie Operating Co. and Hudson Bay PH XIX LLC.

10.5#
Amended and Restated Employment Agreement, dated June 23, 2026, by and between Prairie Operating Employee Co., LLC and Gregory S. Patton (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2026).

10.6#
Performance Unit Award Agreement, dated June 23, 2026, by and between Prairie Operating Co. and Gregory S. Patton (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2026).

10.7#
Employment Agreement, dated June 23, 2026, by and between Prairie Operating Employee Co., LLC and Michael Shelly (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2026).

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

PRAIRIE OPERATING CO.

		By:	/s/ Gregory S. Patton
Gregory S. Patton
Date:	August 14, 2026		Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael J. Shelly
Michael J. Shelly
Date:	August 14, 2026		Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)