Form 10-Q
period 2026-09-30
Prairie Operating Co.
filed 2026-11-12
CIK 1162896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 6, 2026
Common Stock, $0.01 par value	118,885,117

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

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$7,751	$20
Oil, natural gas, and NGL accrued revenue	43,857	22,728
Joint interest and other receivables	7,560	23,106
Derivative assets, net	—	28,812
Inventory	2,672	3,604
Prepaid expenses and other current assets	2,605	1,452
Total current assets	64,445	79,722

Property and equipment:
Oil and natural gas properties, successful efforts method of accounting including $45,787 and $57,897 excluded from depletable base as of September 30, 2026 and December 31, 2025, respectively	1,072,924	852,732
Other property and equipment	24,367	21,067
Less: Accumulated depreciation, depletion, and amortization	(107,907)	(49,343)
Total property and equipment, net	989,384	824,456
Deferred tax asset	15,342	—
Derivative assets, net	—	24,627
Debt issuance costs, net	12,171	12,642
Operating lease assets	5,168	2,966
Other non–current assets	167	133
Total assets	$1,086,677	$944,546

Liabilities, Mezzanine Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$107,096	$62,792
Oil, natural gas, and NGL revenue payable	30,184	30,300
Ad valorem and production taxes payable	25,517	31,385
Derivative liabilities, net	90,311	—
Operating lease liabilities	1,565	1,300
Total current liabilities	254,673	125,777

Long–term liabilities:
Credit facility	472,000	366,000
Subordinated note – related party	1,458	1,458
Series F convertible preferred stock embedded derivatives, at fair value	8,991	15,853
Series F convertible preferred stock warrants, at fair value	5,437	90,134
Incremental share right liability, at fair value	7,243	—
Derivative liabilities, net	47,072	—
Oil, natural gas, and NGL revenue payable	33,238	27,402
Ad valorem and production taxes payable	25,037	22,751
Deferred tax liability	—	21,652
Asset retirement obligation	3,933	4,019
Operating lease liabilities	3,785	1,792
Other long-term liabilities	992	1,398
Total long–term liabilities	609,186	552,459
Total liabilities	863,859	678,236

Commitments and contingencies (Note 11)

Mezzanine equity:
Series F convertible preferred stock; $0.01 par value; 50,000,000 shares authorized, and 74,506 and 121,050 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	21,337	136,146

Stockholders’ equity:
Series D convertible preferred stock; $0.01 par value; 50,000 shares authorized, and 44 and 5,982 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock; $0.01 par value; 500,000,000 shares authorized, and 118,681,858 and 62,499,375 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,189	625
Treasury stock, at cost; 715,955 and 111,357 shares as of September 30, 2026 and December 31, 2025, respectively	(1,778)	(531)
Additional paid–in capital	382,375	217,785
Accumulated deficit	(180,305)	(87,715)
Total stockholders’ equity	201,481	130,164
Total liabilities, mezzanine equity, and stockholders’ equity	$1,086,677	$944,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Crude oil, natural gas, and NGL revenues	$129,502	$77,721	$311,778	$158,638

Operating expenses:
Lease operating expenses	13,737	15,371	42,206	28,732
Transportation and processing expenses	2,395	2,200	7,317	4,567
Ad valorem and production taxes	11,916	4,676	26,691	12,049
Depreciation, depletion, and amortization	25,900	16,113	58,819	30,500
Exploration expenses	2	40	543	785
Abandonment and impairment of unproved properties	669	—	1,277	—
General and administrative expenses	10,963	12,273	39,801	34,268
Total operating expenses	65,582	50,673	176,654	110,901

Other (expenses) income:
Interest expense	(10,353)	(9,039)	(28,583)	(19,541)
(Loss) gain on derivatives, net	(134,196)	8,974	(266,177)	36,227
Gain (loss) on adjustment to fair value – financial instrument liabilities	13,079	(25,914)	29,461	(30,451)
Interest income and other	202	218	591	381
Total other expenses	(131,268)	(25,761)	(264,708)	(13,384)

(Loss) income from operations before income taxes	(67,348)	1,287	(129,584)	34,353
Income tax benefit	18,414	—	36,994	—
Net (loss) income attributable to Prairie Operating Co.	(48,934)	1,287	(92,590)	34,353
Series F preferred stock declared dividends	(2,426)	(4,252)	(8,694)	(7,540)
Series F preferred stock undeclared dividends	34	443	(746)	(1,204)
Remeasurement of Series F preferred stock	17,332	(19,986)	87,433	(93,087)
Net loss attributable to Prairie Operating Co. common stockholders	$(33,994)	$(22,508)	$(14,597)	$(67,478)

Loss per common share
Basic	$(0.26)	$(0.44)	$(0.14)	$(1.66)
Diluted	$(0.28)	$(0.44)	$(0.70)	$(1.66)
Weighted average common shares outstanding
Basic	131,043,270	50,624,457	102,313,884	40,582,092
Diluted	205,241,741	50,624,457	189,099,527	40,582,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Series D Preferred Stock Par Value $0.01		Common Stock Par Value $0.01		Treasury Stock		Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2025	5,982	$—	62,499,375	$625	111,357	$(531)	$217,785	$(87,715)	$130,164
Conversion of Series F Preferred Stock	—	—	18,102,300	181	—	—	36,005	—	36,186
Issuance of Common Stock for Series F Preferred Stock dividends	—	—	2,352,000	24	—	—	3,463	—	3,487
Issuance of Common Stock related to stock–based compensation	—	—	2,925,368	29	—	—	(29)	—	—
Purchase of treasury stock	—	—	(547,739)	(5)	547,739	(1,188)	5	—	(1,188)
Liability-classified restricted stock unit vesting	—	—	—	—	—	—	415	—	415
Stock–based compensation	—	—	—	—	—	—	5,733	—	5,733
Series F Preferred Stock declared dividends	—	—	—	—	—	—	(3,670)	—	(3,670)
Series F Preferred Stock undeclared dividends	—	—	—	—	—	—	(966)	—	(966)
Remeasurement of Series F Preferred Stock	—	—	—	—	—	—	(17,088)	—	(17,088)
Net loss attributable to Prairie Operating Co.	—	—	—	—	—	—	—	(152,673)	(152,673)
March 31, 2026	5,982	$—	85,331,304	$854	659,096	$(1,719)	$241,653	$(240,388)	$400
Conversion of Series D Preferred Stock	(5,938)	—	3,276,147	33	—	—	(33)	—	—
Conversion of Series F Preferred Stock	—	—	4,352,402	44	—	—	9,628	—	9,672
Issuance of Common Stock for Series F Preferred Stock dividends	—	—	3,385,816	34	—	—	2,493	—	2,527
Issuance of Series F Preferred Stock Penny Warrants	—	—	—	—	—	—	11,495	—	11,495
Issuance of Common Stock upon Series F Preferred Stock First Penny Warrant exercise	—	—	4,000,000	40	—	—	—	—	40
Issuance of Common Stock upon option exercise	—	—	4,182,572	42	—	—	(42)	—	—
Issuance of Common Stock under ATM, net of issuance costs	—	—	772,594	8	—	—	1,787	—	1,795
Issuance of Common Stock related to stock–based compensation	—	—	584,034	6	—	—	(6)	—	—
Purchase of treasury stock	—	—	(56,859)	(1)	56,859	(59)	1	—	(59)
Stock–based compensation	—	—	—	—	—	—	3,307	—	3,307
Series F Preferred Stock declared dividends	—	—	—	—	—	—	(2,598)	—	(2,598)
Series F Preferred Stock undeclared dividends	—	—	—	—	—	—	186	—	186
Remeasurement of Series F Preferred Stock	—	—	—	—	—	—	87,189	—	87,189
Net income attributable to Prairie Operating Co.	—	—	—	—	—	—	—	109,017	109,017
June 30, 2026	44	$—	105,828,010	$1,060	715,955	$(1,778)	$355,060	$(131,371)	$222,971
Conversion of Series F Preferred Stock	—	—	3,393,200	34	—	—	3,868	—	3,902
Issuance of Common Stock for Incremental Share Rights	—	—	3,576,800	36	—	—	2,656	—	2,692
Issuance of Common Stock for Series F Preferred Stock dividends	—	—	5,296,600	53	—	—	2,234	—	2,287
Issuance of Common Stock under ATM, net of issuance costs	—	—	532,979	5	—	—	149	—	154
Issuance of Common Stock related to stock–based compensation	—	—	54,269	1	—	—	(1)	—	—
Liability-classified restricted stock unit vesting	—	—	—	—	—	—	344	—	344
Stock–based compensation	—	—	—	—	—	—	3,125	—	3,125
Series F Preferred Stock declared dividends	—	—	—	—	—	—	(2,426)	—	(2,426)
Series F Preferred Stock undeclared dividends	—	—	—	—	—	—	34	—	34
Remeasurement of Series F Preferred Stock	—	—	—	—	—	—	17,332	—	17,332
Net loss attributable to Prairie Operating Co.	—	—	—	—	—	—	—	(48,934)	(48,934)
September 30, 2026	44	$—	118,681,858	$1,189	715,955	$(1,778)	$382,375	$(180,305)	$201,481

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

Prairie Operating Co. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income attributable to Prairie Operating Co.	$(92,590)	$34,353
Adjustments to reconcile net (loss) income attributable to Prairie Operating Co. to net cash provided by operating activities
Depreciation, depletion, and amortization	58,819	30,500
Abandonment and impairment of unproved properties	1,277	—
Stock–based compensation	12,165	7,845
Unrealized loss (gain) on derivatives	190,821	(24,052)
(Gain) loss on adjustment to fair value – financial instrument liabilities	(29,461)	30,451
Deferred income taxes	(36,994)	—
Amortization of deferred financing costs	3,199	3,902
Changes in operating assets and liabilities:
Oil, natural gas, and NGL accrued revenue	(21,130)	(45,692)
Joint interest and other receivables	14,922	(8,470)
Inventory, prepaid expenses, and other current assets	1,027	(5,949)
Accounts payable, accrued expenses, and other current liabilities	19,183	22,966
Revenue, ad valorem, and production taxes payable	2,139	21,530
Net cash provided by operating activities	123,377	67,384

Cash flows from investing activities:
Development of oil and natural gas properties	(185,525)	(126,184)
Other asset and leasehold purchases	(15,031)	(15,724)
Cash paid for Bayswater asset purchase, net of cash received	—	(467,461)
Cash received from payment on note receivable	—	833
Net cash used in investing activities	(200,556)	(608,536)

Cash flows from financing activities:
Borrowings on the Credit Facility	177,000	389,000
Repayments on the Credit Facility	(71,000)	—
Debt issuance costs associated with the Credit Facility	(2,728)	(15,670)
Proceeds from the issuance of Common Stock	2,098	43,817
Financing costs associated with the issuance of Common Stock	(148)	(3,603)
Proceeds from the issuance of Series F Preferred Stock	—	148,250
Financing costs associated with the issuance of Series F Preferred Stock	—	(12,171)
Redemption of Series F Preferred Stock	(19,105)	—
Payments of the Subordinated Note – related party	—	(3,214)
Proceeds from option exercises	40	633
Treasury stock repurchased	(1,247)	(442)
Net cash provided by financing activities	84,910	546,600

Net increase in cash and cash equivalents	7,731	5,448
Cash and cash equivalents, beginning of the period	20	5,192
Cash and cash equivalents, end of the period	$7,751	$10,640

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

As of September 30, 2026, the Company’s assets included approximately 69,300 net leasehold acres in, on and under approximately 98,700 gross acres. In addition to growing production through its drilling operations, the Company intends to continue growing its business through accretive acquisitions, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation. Refer to Note 3 – Acquisitions for a discussion of the Company’s acquisitions.

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

The condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited. The condensed consolidated financial statements as of December 31, 2025 were derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2025.

Certain disclosures have been condensed or omitted from these audited financial statements; however, the interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related note disclosures included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

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

The Company’s Reportable Segment produces and sells crude oil, natural gas, and NGL volumes, which is reported as oil, natural gas, and NGL revenue on its condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. The Company’s revenue recognition policy and other accounting policies for its Reportable Segment are the same as its company–wide accounting policies discussed below in Note 2 – Summary of Significant Accounting Policies. Additionally, the Company did not have any intra–entity sales or transfers during the three and nine months ended September 30, 2026 or 2025, and the Reportable Segment’s significant expenses are the same as those reported on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. Additionally, the CODM does not receive additional information regarding expenses other than what is reported on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.

The CODM assesses the performance of the Reportable Segment and decides how to allocate resources based on the Company’s net (loss) income attributable to Prairie Operating Co., as reported on the condensed consolidated statements of operations. Additionally, net income (loss) attributable to Prairie Operating Co. on the condensed consolidated statements of operations is used to monitor budget versus actual results of the Reportable Segment and to benchmark against the Company’s competitors. The CODM’s measure of the Reportable Segment assets are reported on the condensed consolidated balance sheets as total assets.

Note 2 – Summary of Significant Accounting Policies

The Company has provided a full discussion of its significant accounting policies, estimates, and judgments in Note 2 – Summary of Significant Accounting Policies in its Annual Report on Form 10–K for the fiscal year ended December 31, 2025. The Company has not changed any of its significant accounting policies during the nine months ended September 30, 2026.

Revenue Recognition

The following table presents the Company’s oil, natural gas, and NGL revenues disaggregated by revenue stream:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025 (1)
	(In thousands)
Crude oil sales	$113,969	$64,906	$275,265	$133,635
Natural gas sales (2)	3,537	5,099	8,201	7,645
NGL sales (2)	11,996	7,716	28,312	17,358
Total revenues	$129,502	$77,721	$311,778	$158,638

(1)
Total revenues for the nine months ended September 30, 2025, include revenue from the assets acquired from Bayswater (as defined in Note 3 – Acquisitions) beginning on March 26, 2025, the closing date of the Bayswater Acquisition (as defined herein), through September 30, 2025.
(2)
The Company has reclassified certain gathering and processing fees presented net within natural gas and NGL sales for the three and nine months ended September 30, 2025 to conform with the allocation used during the three and nine months ended September 30, 2026. This reallocation has no impact on the Company’s total revenues or net (loss) income attributable to Prairie Operating Co. as reported on the condensed consolidated statements of operations.

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

Income Taxes

For the three and nine months ended September 30, 2026, the Company recognized an income tax benefit of $18.4 million and $37.0 million, respectively, resulting in an effective income tax rate of 27.3% and 28.5%, respectively. The difference between the Company's effective income tax rates and the statutory blended rates for both the three and nine months ended September 30, 2026 relates to excess tax benefits from stock-based compensation awards and tax deduction limitations on the compensation of covered individuals. The Company did not recognize any income tax benefit or expense for the three and nine months ended September 30, 2025.

Supplemental Disclosures of Cash Flow Information

The following table presents non–cash investing and financing activities and supplemental cash flow disclosures relating to the cash paid for interest for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Non–cash investing and financing activities:
Common Stock issued upon conversion of Series F Preferred Stock	$52,452	$27,148
Common Stock issued for Series F Preferred Stock dividends (1)	$8,300	$7,540
Common Stock issued to Bayswater as part of Bayswater Acquisition purchase price (2)	$—	$16,000
Common Stock issuance costs included in accrued liabilities	$—	$254
Bayswater transaction costs included in accrued liabilities	$—	$6,035
Common Stock issued upon conversion of Series D Preferred Stock	$33	$8,475
Common Stock issued upon option exercise	$42	$—
Common Stock issued upon conversion of Senior Convertible Note (3)	$—	$18,164

Supplemental disclosure:
Cash paid for interest	$17,996	$16,519

(1)
The Company has elected to issue shares of its common stock, par value $0.01 per share (“Common Stock”) for the quarterly Series F Preferred Stock dividends beginning June 1, 2025. Refer to Note 12 – Mezzanine Equity for a discussion of the Series F Preferred Stock.
(2)
The Company issued approximately 3.7 million shares of Common Stock to Bayswater (as defined herein) as part of the Bayswater Purchase Price (as defined herein). Refer to Note 3 – Acquisitions for a discussion of the Bayswater Acquisition (as defined herein).
(3)
During the nine months ended September 30, 2025, YA II PN, LTD. (“Yorkville”), converted the remaining $11.3 million of the initial $15.0 million convertible promissory note (the “Senior Convertible Note”) in exchange for 2.1 million shares of Common Stock. Refer to Note 9 – Debt for a discussion of the Senior Convertible Note.

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

Note 4 – Derivative Instruments

The Company utilizes commodity derivative instruments to reduce its exposure to crude oil, natural gas, and NGL price volatility for a portion of its estimated production from its proved, developed, producing oil and natural gas properties. As of September 30, 2026, the Company only had commodity swap contracts outstanding, which guarantee a fixed price on contracted volumes over specified time periods. However, in the future, the Company may utilize other types of derivative instruments including call and purchased options, put spreads, collars, and three-way collars. All of the Company’s commodity derivative counterparties are large financial institutions with investment-grade credit ratings. As such, the Company believes it does not have any significant credit risk associated with its counterparties and does not currently anticipate any non-performance from its counterparties.

As of September 30, 2026, the Company had the following outstanding crude oil and natural gas derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate, NYMEX Henry Hub, and Mount Belvieu OPIS, respectively:

	Settling October 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028	Settling January 1, 2029 through December 31, 2029
Crude Oil Swaps:
Notional volume (Bbls)	1,367,376	4,662,503	2,862,307	210,000
Weighted average price ($/Bbl)	$63.23	$62.51	$62.17	$61.57
Natural Gas Swaps:
Notional volume (MMBtus)	4,300,655	14,082,126	5,606,357	400,000
Weighted average price ($/MMBtu)	$4.09	$4.08	$4.02	$4.11
Ethane Swaps:
Notional volume (Bbls)	120,246	400,675	220,109	—
Weighted average price ($/Bbl)	$11.17	$10.70	$9.96	$—
Propane Swaps:
Notional volume (Bbls)	152,034	522,684	199,160	—
Weighted average price ($/Bbl)	$28.80	$26.85	$25.93	$—
Iso Butane Swaps:
Notional volume (Bbls)	22,142	74,572	35,088	—
Weighted average price ($/Bbl)	$35.84	$31.77	$30.77	$—
Normal Butane Swaps:
Notional volume (Bbls)	54,147	184,140	74,903	—
Weighted average price ($/Bbl)	$36.02	$31.95	$30.36	$—
Pentane Plus Swaps:
Notional volume (Bbls)	47,452	160,242	78,806	—
Weighted average price ($/Bbl)	$55.76	$53.31	$52.81	$—

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

The following tables present the gross and net fair values of the Company’s derivative instruments recognized on the condensed consolidated balance sheets for the periods presented:

	September 30, 2026
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented on the Condensed Consolidated Balance Sheet
	(In thousands)
Current derivative assets	$14,026	$(14,026)	$—
Long-term derivative assets	$2,906	$(2,906)	$—

Current derivative liabilities	$(104,337)	$14,026	$(90,311)
Long-term derivative liabilities	$(49,978)	$2,906	$(47,072)

	December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts Presented on the Condensed Consolidated Balance Sheet
	(In thousands)
Current derivative assets	$30,126	$(1,314)	$28,812
Long-term derivative assets	$26,852	$(2,225)	$24,627

Current derivative liabilities	$(1,314)	$1,314	$—
Long-term derivative liabilities	$(2,225)	$2,225	$—

The following table presents the components of (loss) gain on derivatives, net reflected on the accompanying condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Cash (paid) received for derivative settlements, net:
Crude oil	$(30,007)	$2,968	$(75,531)	$6,599
Natural gas	3,652	5,345	4,778	6,307
NGLs	(2,124)	(301)	(4,603)	(731)
Total cash (paid) received for derivative settlements, net:	$(28,479)	$8,012	$(75,356)	$12,175

Non-cash (loss) gain on derivatives:
Crude oil	$(95,727)	$(2,345)	$(179,231)	$21,061
Natural gas	2,356	2,408	7,982	4,592
NGLs	(12,346)	899	(19,572)	(1,601)
Total non-cash (loss) gain on derivatives	$(105,717)	$962	$(190,821)	$24,052

Total (loss) gain on derivatives, net	$(134,196)	$8,974	$(266,177)	$36,227

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

Liabilities Measured at Fair Value on a Recurring Basis

The following tables summarize the Company’s assets and liabilities which were measured at fair value on a recurring basis as of the periods presented and their classification within the fair value hierarchy:

	Fair Value Measurement as of September 30, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities:
Commodity derivative contracts	$137,383	$—	$137,383	$—
Series F Preferred Stock embedded derivatives	$8,991	$—	$—	$8,991
Series F Preferred Stock anniversary warrants	$5,437	$—	$—	$5,437
Incremental share right liability	$7,243	$7,243	$—	$—
Subordinated note warrants – related party	$35	$—	$—	$35

	Fair Value Measurement as of December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Commodity derivative contracts	$53,439	$—	$53,439	$—

Liabilities:
Series F Preferred Stock embedded derivatives	$15,853	$—	$—	$15,853
Series F Preferred Stock anniversary warrants	$90,134	$—	$—	$90,134
Subordinated note warrants – related party	$316	$—	$—	$316

Commodity derivative contracts. The fair values of the Company’s derivative instruments are measured on a recurring basis using a discounted cash flow model which considers various inputs such as quoted forward commodity prices, discount rates, and current market and contractual prices and terms for the underlying instruments, as well as other relevant data. These significant inputs are observable in the current market or can be corroborated by observable active market data and are therefore considered Level 2 inputs within the fair value hierarchy. As of September 30, 2026, the fair value of the Company’s commodity derivative contracts was a liability of $137.4 million, of which $90.3 million was considered a current liability. As of December 31, 2025, the fair value of the Company’s commodity derivative contracts was an asset of $53.4 million, $28.8 million of which was considered a current asset.

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

	September 30, 2026	December 31, 2025
	(In thousands)
Series F Preferred Stock embedded derivatives, at the beginning of the period	$15,853	$—
Embedded derivatives recognized at issuance of Series F Preferred Stock	—	25,479
Redemption of Series F Preferred Stock	7,396	—
Gain on adjustment to fair value	(14,258)	(9,626)
Series F Preferred Stock embedded derivatives, at the end of the period	$8,991	$15,853

Series F Preferred Stock anniversary warrants, at the beginning of the period	$90,134	$—
Issuance of Series F Preferred Stock	—	22,115
Redemption of Series F Preferred Stock	(51,324)	—
(Gain) loss on adjustment to fair value	(33,373)	68,019
Series F Preferred Stock anniversary warrants, at the end of the period	$5,437	$90,134

Incremental share right liability, at the beginning of the period	$—	$—
Issuance of incremental share rights	17,757	—
Conversion of incremental share rights	(2,692)	—
Gain on adjustment to fair value	(7,822)	—
Incremental share right liability, at the end of the period	$7,243	$—

Subordinated note warrants – related party, at the beginning of the period	$316	$4,159
Gain on adjustment to fair value	(281)	(3,843)
Subordinated note warrants – related party, at the end of the period	$35	$316

The following table presents the face value and fair value of each financial instrument presented at fair value on the Company’s condensed consolidated balance sheets as of the periods presented:

	September 30, 2026		December 31, 2025
	Face Value	Fair Value	Face Value	Fair Value
	(In thousands)
Series F Preferred Stock embedded derivatives	$—	$8,991	$—	$15,853
Series F Preferred Stock anniversary warrants	$—	$5,437	$—	$90,134
Incremental share right liability	$—	$7,243	$—	$—

Series F Preferred Stock. On March 24, 2025, the Company entered into a securities purchase agreement (the “Series F Preferred Securities Purchase Agreement”) with an investor (the “Series F Preferred Stockholder”), pursuant to which the Series F Preferred Stockholder agreed to purchase for an aggregate of $148.3 million (i) 148,250 shares of Series F Preferred Stock, with a stated value of $1,000 per share (the “Stated Value”), convertible into shares of Common Stock and (ii) upon the one–year anniversary of the issue date of the Series F Preferred Stock, which was subsequently extended to December 1, 2026 (“Series F Preferred Stock Anniversary Warrant Issuance Date”), subject to the satisfaction of certain conditions, warrants to purchase shares of Common Stock (the “Series F Preferred Stock Anniversary Warrants”) (collectively, the “Series F Preferred Offering”). On March 26, 2025, the Series F Preferred Stock Offering closed, and the Company issued the Series F Preferred Stock to the Series F Preferred Stockholder.

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

	Key Inputs
Series F Preferred Stock Embedded Derivatives – Monte Carlo Simulation Model	September 30, 2026	April 8, 2026	December 31, 2025
Time to termination (years)	2.99	3.47	3.16
Stock price – as of period indicated	$0.41	$2.10	$1.69
Conversion rate	202.02	202.02	202.02
Stated dividend rate	12.0%	12.0%	12.0%
Transaction discount	26.0%	30.2%	32.5%
Risk-free rate	4.88%	3.74%	3.50%
Preferred equity volatility rate	60.0%	54.0%	54.0%

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

The partial redemption of the Series F Preferred Stock and the amendments to the Series F Preferred Stock Certificate of Designation increased the fair value of the Series F Preferred Stock embedded derivative to $18.6 million, resulting in a deemed dividend of $7.4 million, which is presented in the remeasurement of Series F Preferred Stock line item on the condensed consolidated statement of operations for the nine months ended September 30, 2026.

As of September 30, 2026, the fair value of the Series F Preferred Stock embedded derivatives was $9.0 million compared to $15.9 million as of December 31, 2025, which is presented on the Company’s condensed consolidated balance sheets as a liability. Unrelated to the redemption, the Company recognized $3.3 million and $14.3 million as changes in fair value presented as components of gain (loss) on adjustment to fair value – financial instrument liabilities on its condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, the Company recognized $4.9 million and $13.9 million, respectively, as changes in fair value presented as components of gain (loss) on adjustment to fair value – financial instrument liabilities on its condensed consolidated statements of operations. Refer to Note 12 – Mezzanine Equity for a further discussion of the Series F Preferred Stock.

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

	Key Inputs
Series F Preferred Stock Anniversary Warrants – Monte Carlo Simulation Model	September 30, 2026	June 10, 2026	April 8, 2026	December 31, 2025
Time to termination (years)	4.48	4.79	4.96	5.23
Stock price – as of period indicated	$0.41	$0.84	$2.10	$1.69
Exercise price	$1.89	$1.89	$1.89	$2.05
Future value of one Series F Preferred Stock Warrant share	$0.20	$0.42	$1.53	$0.31
Risk-free rate	4.94%	4.17%	3.84%	3.69%
Equity volatility rate	100.0%	80.0%	90.0%	85.0%

On March 25, 2026, the Company and the Series F Preferred Stockholder entered into an Amendment to the Securities Purchase Agreement and Form of Anniversary Warrant (the “First Series F Preferred Stock Warrant Amendment”), which, among other things, extended the issuance date of the Series F Preferred Stock Anniversary Warrants from March 26, 2026 to April 7, 2026. These amendments decreased the fair value of the Series F Preferred Anniversary Warrants to $35.5 million, resulting in a deemed dividend of $51.3 million, which is presented in the remeasurement of Series F Preferred Stock line item on the condensed consolidated statement of operations for the nine months ended September 30, 2026.

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

On June 10, 2026, the Company and the Series F Preferred Stockholder entered into another letter agreement (the “Second Series F Preferred Stock Letter Agreement”). Pursuant to the Second Series F Preferred Stock Letter Agreement, among other things, the parties further extended the issuance date of the Series F Preferred Stock Anniversary Warrants to August 7, 2026 and reduced the number of Common Stock shares issuable upon exercise of the Series F Preferred Stock Anniversary Warrants to a number of shares equal to the quotient of (i) 65% of the Stated Value of all Series F Preferred Stock held on the Series F Preferred Stock Anniversary Warrant Issuance Date, divided by (ii) the average of the 10 daily volume-weighted average per share trading prices of the Company’s Common Stock during the 10 trading-days prior to the Series F Preferred Stock Anniversary Warrant Issuance Date. These modifications further decreased the fair value of the Series F Preferred Anniversary Warrants to $11.7 million, resulting in a change of fair value of $2.2 million, which is presented as a component of gain (loss) on adjustment to fair value – financial instrument liabilities on the condensed consolidated statement of operations for the nine months ended September 30, 2026.

On August 7, 2026, the Company entered into another letter agreement (the “Third Series F Preferred Stock Letter Agreement”), which extended the issuance date of the Series F Preferred Stock Anniversary Warrants from August 7, 2026 to August 14, 2026. The Third Series F Preferred Stock Letter Agreement also extended the potential issuance date of the Second Series F Preferred Stock Penny Warrants from August 7, 2026 to August 14, 2026.

On August 14, 2026, the Company entered into another letter agreement (the “Fourth Series F Preferred Stock Letter Agreement”), which, among other things, extended the issuance date of the Series F Preferred Stock Anniversary Warrants from August 14, 2026 to August 31, 2026. The Fourth Series F Preferred Stock Letter Agreement also extended the potential issuance of the Second Series F Preferred Stock Penny Warrants from August 14, 2026 to August 31, 2026. Additionally, the Fourth Series F Preferred Stock Letter Agreement waived the Company's obligation to maintain the Current Ratio (as defined in the Series F Preferred Stock Certificate of Designation) through December 31, 2026.

On August 30, 2026, the Company entered into another letter agreement (the “Fifth Series F Preferred Stock Letter Agreement”), which extended the issuance date of the Series F Preferred Stock Anniversary Warrants from August 31, 2026 to December 1, 2026 and extended the potential issuance date of the Second Series F Preferred Stock Penny Warrants from August 31, 2026 to December 1, 2026.

As of September 30, 2026, the fair value of the Series F Preferred Stock Anniversary Warrants was $5.4 million compared to $90.1 million as of December 31, 2025, which is presented on the Company’s condensed consolidated balance sheets as a liability. Unrelated to the redemption of the Series F Preferred Stock and modification of the Series F Preferred Stock Anniversary Warrants, the Company recognized $4.1 million and $33.4 million as changes in fair value presented as components of gain (loss) on adjustment to fair value – financial instrument liabilities on its condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. The Company recognized $19.1 million and $40.7 million as changes in fair value presented as components of gain (loss) on adjustment to fair value – financial instrument liabilities on its condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

Refer to Note 12 – Mezzanine Equity and Note 14 – Common Stock Options and Warrants for a further discussion of the Series F Preferred Stock Anniversary Warrants.

Incremental Share Right Liability. Pursuant to the Second Series F Preferred Stock Letter Agreement, the Company agreed, among other things, with respect to the remaining shares of the Series F Preferred Stock held by the Series F Preferred Stockholder, to allow the Series F Preferred Stockholder to convert such shares into an incremental amount of additional shares of the Company’s Common Stock in an aggregate amount not to exceed 21,156,339 shares and otherwise pursuant to and in accordance with the Series F Preferred Stock Certificate of Designation (the “Incremental Share Rights”). The Incremental Share Rights can be converted at any time and at any price. As such, the Company has determined that the Incremental Share Rights should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, the Company has recorded the Incremental Share Rights at fair value and remeasures the fair value each reporting period with changes in fair value recognized in earnings.

The Company used the closing share price on the date of measurement to determine the fair value of the Incremental Share Rights liability, which is an observable input reflecting unadjusted quoted prices for identical assets or liabilities in active markets as of the reporting date and is therefore considered a Level 1 input within the fair value hierarchy.

As of September 30, 2026, the fair value of the Incremental Share Rights was $7.2 million, which is presented on the Company’s condensed consolidated balance sheet as a liability, compared to the fair value on the date of issuance of $17.8 million. The Company recognized $5.3 million and $9.9 million as changes in fair value presented as components of gain (loss) on adjustment to fair value – financial instrument liabilities on its condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively.

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

The Company engaged a third–party valuation expert to assist in preparing the fair value of the Subordinated Note Warrants as of September 30, 2026 and December 31, 2025. These estimates were derived using a Monte Carlo simulation model and the significant inputs listed below, which are based on unobservable market data and are therefore considered Level 3 inputs within the fair value hierarchy.

	Key Inputs
Subordinated Note Warrants – Monte Carlo Simulation Model	September 30, 2026	December 31, 2025
Time to termination (years)	3.00	3.75
Stock price – as of period indicated	$0.41	$1.69
Exercise price	$8.89	$8.89
Risk–free rate	4.88%	3.55%
Equity volatility rate	100.0%	85.0%

As of September 30, 2026, the fair value of the Subordinated Note Warrants was less than $0.1 million compared to $0.3 million as of December 31, 2025, which is presented in other long-term liabilities on the Company’s condensed consolidated balance sheets. The Company recognized the change in fair value of less than $0.1 million and $0.3 million as components of gain (loss) on adjustment to fair value – financial instrument liabilities on its condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. Refer to Note 14 – Common Stock Options and Warrants for a further discussion of the Subordinated Note Warrants.

Assets and Liabilities Measured at Fair Value on a Non–Recurring Basis

Acquisition assets and liabilities. The Company measures the fair values of assets acquired and liabilities assumed in any past or future acquisitions on a non–recurring basis as of the acquisition date. If the assets acquired and liabilities assumed are current and short–term in nature, the Company uses their approximate carrying values as their fair values, which would be considered a Level 1 input in the fair value hierarchy. If the assets acquired are not short–term in nature, then the fair value is determined using the estimated replacement values of the same or similar assets and, as such, are considered Level 3 inputs in the fair value hierarchy. Refer to Note 3 – Acquisitions for a further discussion of the Company’s acquisitions.

Note 6 – Property and Equipment, net

The Company’s property and equipment, net consisted of the following for the periods presented:

	September 30, 2026	December 31, 2025
	(In thousands)
Unproved oil and natural gas properties	$40,921	$32,796
Properties in development	4,866	25,101
Proved oil and natural gas properties	1,027,137	794,835
Less: Accumulated depletion	(106,254)	(48,653)
Proved oil and natural gas properties, net	920,883	746,182
Oil and natural gas properties, net	$966,670	$804,079

Other property and equipment (1)	$24,367	$21,067
Less: Accumulated depreciation	(1,653)	(690)
Other property and equipment, net	$22,714	$20,377

Total property and equipment, net	$989,384	$824,456

(1)
As of September 30, 2026, other property and equipment includes oil transportation and water pipelines constructed during the third quarter of 2026, which are estimated to be completed and put in service by the end of the year.

Note 7 – Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligations for the periods presented:

	September 30, 2026	December 31, 2025
	(In thousands)
Asset retirement obligation, at the beginning of the period	$4,019	$227
Liabilities assumed in acquisitions	—	2,576
Liabilities incurred through development activities	154	792
Change in estimate	(495)	177
Accretion of asset retirement obligation	255	247
Asset retirement obligation, at the end of the period	$3,933	$4,019

Note 8 – Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consist of the following for the periods presented:

	September 30, 2026	December 31, 2025
	(In thousands)
Accounts payable:
Capital expenditures	$55,515	$26,692
Operating expenses	15,770	17,926
Total accounts payable	$71,285	$44,618

Accrued expenses:
Accrued capital expenditures	$4,822	$6,021
Accrued operating expenses	2,610	3,796
Incentive compensation	5,700	6,153
Accrued hedge settlement payable (1)	15,437	—
Accrued interest and other	7,242	994
Outstanding disbursements	—	1,210
Total accrued expenses	$35,811	$18,174

Accounts payable and accrued expenses	$107,096	$62,792

(1)
As of September 30, 2026, accrued hedge settlement payable reflects oil derivative contracts settled in the month of September 2026, which are payable in the following month. Refer to Note 4 – Derivative Instruments for a further discussion of the Company’s derivative settlements.

Note 9 – Debt

The Company’s debt balances consisted of the following for the periods indicated:

	September 30, 2026	December 31, 2025
	(In thousands)
Credit facility	$472,000	$366,000

Subordinated note – related party	$1,458	$1,458

Credit Facility

On December 16, 2024, the Company, as borrower, entered into a reserve–based credit agreement with Citi, as administrative agent and the financial institution party thereto. On February 3, 2025, the Company amended the reserve–based credit agreement, which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million. On March 26, 2025, the Company, as borrower, entered into an amended and restated reserve–based credit agreement (as amended, the “Credit Facility Agreement”) with Citi, as administrative agent, and the financial institutions party thereto. On June 6, 2025, the Company entered into the first amendment to the Credit Facility, which added Bank of America N.A. and West Texas National Bank as lenders under the Credit Facility. On June 10, 2026, the Company entered into the second amendment to the Credit Facility, which among other things, reaffirmed the borrowing base of $475.0 million, modified certain covenants relating to the Company’s distributable free cash flow and certain other reporting and notice requirements, and increased the cadence of scheduled borrowing base redeterminations and the number of interim borrowing base redeterminations which may occur in any fiscal year. On August 14, 2026, the Company entered into the third amendment to the Credit Facility Agreement which, among other things, (i) reduces the Current Ratio (as defined in the Credit Facility Agreement) the Company is required to maintain under the Credit Facility Agreement from 1.00 to 1.00 to (a) for the Company's fiscal quarter ending June 30, 2026, 0.50 to 1.00, (b) for the Company's fiscal quarter ending September 30, 2026, 0.40 to 1.00, and (c) for the Company's fiscal quarter ending December 31, 2026, 0.60 to 1.00, and (ii) introduces a new covenant requiring the Company meet or exceed certain minimum production thresholds, as described in the amendment. The new minimum production covenant is measured over rolling three-month periods at the end of each calendar month and was first tested on August 31, 2026 for the three month period then ending.

The Credit Facility is scheduled to mature on March 26, 2029 and provides for a maximum credit commitment of $1.0 billion. As of September 30, 2026, the Credit Facility provided for a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million and includes a $47.5 million sublimit for the issuance of letters of credit. The borrowing base is subject to quarterly redeterminations based upon the value of the Company’s oil and gas properties as determined in a reserve report immediately preceding April 1st, July 1st, and October 1st of each year, subject to certain interim redeterminations.

As of September 30, 2026 and December 31, 2025, the Company had $472.0 million and $366.0 million, respectively, of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $3.0 million and $109.0 million, respectively, of availability for future borrowings and letters of credit. Borrowing under the Credit Facility bears interest, at the Company’s election, based upon the Term SOFR or Alternate Base Rate (each as defined in the Credit Facility Agreement), as applicable, plus an additional margin which is based on the percentage of the borrowing base being utilized, ranging from 2.75% to 3.75% per annum for Term SOFR loans (plus a 0.10% per annum adjustment) and 1.75% to 2.75% for Alternate Base Rate loans. There is also a commitment fee on the undrawn commitments, ranging from 0.375% to 0.50% based on the percentage of the borrowing base being utilized. During the three and nine months ended September 30, 2026, the Company recognized $9.0 million and $23.8 million, respectively, of interest expense related to borrowings on its Credit Facility. During the three and nine months ended September 30, 2025, the Company recognized $8.0 million and $17.4 million, respectively, of interest expense related to the Credit Facility. Additionally, as of September 30, 2026 and December 31, 2025, the Company had $12.2 million and $12.6 million, respectively, of unamortized deferred financing costs associated with its Credit Facility, which are presented as debt issuance costs, net on the condensed consolidated balance sheets. These costs are amortized to interest expense on the accompanying condensed consolidated statements of operations on a straight–line basis over the life of the Credit Facility. During the three and nine months ended September 30, 2026, the Company amortized $1.2 million and $3.2 million, respectively, of deferred financing costs into interest expense on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company amortized $1.0 million and $2.2 million, respectively, of deferred financing costs into interest expense on the condensed consolidated statements of operations.

The Credit Facility requires the Company and its restricted subsidiaries to always hedge not less than 80% of projected production from their proved developed producing reserves and certain wells as of December 31, 2025 through March 31, 2028. Additionally, pursuant to the Credit Facility Agreement, as amended, the Company is subject to certain financial covenants under the Credit Facility, which require the Company to maintain, for each fiscal quarter, a Net Leverage Ratio (as defined in the Credit Facility Agreement) of no greater than 3.00 to 1.00 and a Current Ratio (as defined in the Credit Facility Agreement, as amended) of (i) 0.50 to 1.00 for the quarter ending June 30, 2026, (ii) 0.40 to 1.00 for the quarter ending September 30, 2026, (iii) 0.60 to 1.00 for the quarter ending December 31, 2026, and (iv) at least 1.00 to 1.00 for the quarters thereafter. The Credit Facility also includes conditional equity cure rights that will enable the Company to cure certain breaches of these financial maintenance covenants. As of September 30, 2026, the Company is in compliance with all covenants under the Credit Facility.

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

The Company determined that the SEPA represents a derivative instrument pursuant to ASC 815, which should be recorded at fair value at inception and remeasured at fair value each reporting period with changes in the fair value recognized in earnings. Pursuant to the Series F Preferred Stock Certificate of Designation, the Company may only request an Advance Notice on the SEPA if the Series F Preferred Stock is fully converted or redeemed. As such, the Company has determined that the fair value of the SEPA as of September 30, 2026 and December 31, 2025 is $0 million.

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

In December 2024, the Company made a $3.7 million payment on the Senior Convertible Note and in the first quarter of 2025, Yorkville converted the remaining $11.3 million of the Senior Convertible Note in exchange for 2.1 million shares of Common Stock. As of September 30, 2026 and December 31, 2025, there was no outstanding balance on the Senior Convertible Note.

Note 10 – Leases

The Company determines if a contract contains a lease at its inception or as a result of an acquisition and makes certain assumptions and judgments when determining its right–of–use assets and lease liabilities. As of September 30, 2026 and December 31, 2025, all of the Company’s leases are operating leases. The Company capitalizes its operating right–of–use assets and corresponding lease liabilities separately on its condensed consolidated balance sheets, using the present value of the remaining lease payments over the determined lease term applying the implicit rate of the lease.

The following table presents the components of the Company’s operating leases on its condensed consolidated balance sheets for the periods presented:

	September 30, 2026	December 31, 2025
	(In thousands)
Office space	$3,769	$1,737
Vehicles	895	281
Equipment (1)	504	948
Total right–of–use asset	$5,168	$2,966

Office space	$3,952	$1,870
Vehicles	894	274
Equipment (1)	504	948
Total lease liability	$5,350	$3,092

(1)
Operating leases for equipment primarily include compressor rentals used in the Company’s daily operations.

The Company’s weighted–average remaining lease terms and discount rates for its operating leases as of September 30, 2026 are as follows:

Weighted–average lease term (years)	5.27
Weighted–average discount rate	10.03%

The Company has several operating leases for office spaces, vehicles, and equipment used in its daily operations, under non–cancelable operating leases expiring through 2029. The Company recognizes lease expense for these leases on a straight–line basis. The following table presents the components of the Company’s lease costs recognized during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost	$483	$288	$1,374	$682
Variable lease cost (1)	82	88	299	206
Total lease cost	$565	$376	$1,673	$888

(1)
Variable lease costs include operating costs, such as parking costs and property taxes, associated with the Company’s office leases. The Company expenses variable lease costs as they are incurred.

As of September 30, 2026, the Company’s future lease commitments by year consisted of the following:

(In thousands)
October 1, 2026 through December 31, 2026	$425
January 1, 2027 through December 31, 2027	1,639
January 1, 2028 through December 31, 2028	1,169
January 1, 2029 through December 31, 2029	890
January 1, 2030 through December 31, 2030	754
Thereafter	2,196
Total lease payments	7,073
Less: imputed interest	(1,723)
Total lease liability	$5,350

The Company’s supplemental cash flow disclosures related to operating leases are presented below for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash paid for operating leases included in cash provided by operating activities	$1,349	$578
Right-of-use assets obtained in exchange for operating liabilities	$3,449	$812

Note 11 – Commitments and Contingencies

Oil Transportation Agreement

Following the closing of the Bayswater Acquisition in March 2025, the Company is a party to a Crude Oil Purchase and Sale Agreement (the “Oil Transportation Agreement”) with an oil pipeline company, under which all of the oil produced from certain of the leases purchased in the Bayswater Acquisition will be gathered and transported by the oil pipeline company. Additionally, the Oil Transportation Agreement, as amended in 2023, requires a minimum volume of 15.85 million barrels of oil from the covered leases to be delivered from September 1, 2022 through December 31, 2026. As of September 30, 2026, 0.1 MMBbls of oil remained to be delivered and under-delivered volumes will incur a fee of $1.81 per Bbl. During the three and nine months ended September 30, 2026, the Company incurred under–delivered volume fees totaling $0.1 million and $1.4 million, respectively, which are included in transportation and processing expenses on the condensed consolidated statements of operations. The Company did not incur any fees during the three and nine months ended September 30, 2025. As of September 30, 2026, the Company estimates its maximum future commitment under the Oil Transportation Agreement to be $0.1 million for October 1, 2026 through December 31, 2026. The Company will recognize these costs in the period in which the amounts are deemed probable and estimable.

Gas Gathering Agreement

One of the Company’s gas gathering and processing agreements acquired in the Bayswater Acquisition requires a monthly minimum payment by the Company, which continues through September 2029. This monthly minimum payment is intended to reimburse the costs incurred by the counterparty to connect the gathering facility to the covered area. During the three and nine months ended September 30, 2026, the Company recognized guaranteed payments of $0.4 million and $1.2 million, respectively, which are included in lease operating expenses on the condensed consolidated statements of operations. During both the three and nine months ended September 30, 2025, the Company recognized guaranteed payments of $0.4 million, which are also included in lease operating expenses on the condensed consolidated statements of operations.

The Company’s estimated maximum future commitment under this gas gathering and processing agreement as of September 30, 2026 is presented below:

(In thousands)
October 1, 2026 through December 31, 2026	$426
January 1, 2027 through December 31, 2027	1,703
January 1, 2028 through December 31, 2028	1,703
January 1, 2029 through September 30, 2029	1,277
Maximum Guaranteed Payments	$5,109

Legal and Litigation

The Company is subject to various litigation, claims, and proceedings, which arise in the ordinary course of business. The Company recognizes a liability for such loss contingencies when it believes it is probable that a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The outcomes of any such currently pending matters are not expected to have a material adverse effect on the Company’s financial position or results of operations. During the three and nine months ended September 30, 2026, the Company incurred $0.2 million and $4.4 million, respectively, of non–recurring litigation and severance settlement expenses, which are reflected as general and administrative expenses on its condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company incurred $1.2 million and $1.4 million, respectively, of non–recurring litigation and severance settlement expenses, which are reflected as general and administrative expenses on its condensed consolidated statements of operations.

Note 12 – Mezzanine Equity

The following table presents the changes in the Company’s mezzanine equity during the nine months ended September 30, 2026:

	Shares	Amount
		(In thousands)
Series F Preferred Stock as of December 31, 2025	121,050	$136,146
Redemption of Series F Preferred Stock	(13,821)	(34,526)
Conversion of Series F Preferred Stock	(32,723)	(38,539)
Adjustment to maximum redemption value	—	(41,892)
Agreement amendment fees	—	(598)
Undeclared dividends	—	746
Series F Preferred Stock as of September 30, 2026	74,506	$21,337

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

Series F Preferred Stock Certificate of Designation

The Series F Preferred Stockholder is entitled to receive, on a cumulative basis, whether or not authorized or declared, dividends on each share of Series F Preferred Stock at a rate per annum equal to 12%, on the amount equal to the sum of (a) the Stated Value plus (b) all accrued and unpaid dividends on such share of Series F Preferred Stock (including dividends accrued and unpaid on previously unpaid dividends) (the “Series F Preferred Stock Stated Dividend Rate”). Dividends are payable to the Series F Preferred Stockholder in cash on March 1, June 1, September 1, and December 1 of each calendar year, which began on June 1, 2025. Alternatively, pursuant to the Series F Preferred Stock Certificate of Designation, the Company may elect to pay the dividends entirely or partially in shares of Common Stock. Additionally, the Series F Preferred Stock Certificate of Designation provides that six months after the anniversary date of the maturity of the Company’s Credit Facility the Series F Preferred Stock Stated Dividend Rate will increase to 25%. The Company elected to pay the March 1, 2026, June 1, 2026, and September 1, 2026 dividends by issuing the Series F Preferred Stockholder 2,352,000, 3,276,000, and 5,296,600 shares of Common Stock, respectively. Additionally, on April 8, 2026, the Company redeemed a portion of the Series F Preferred Stock, discussed further below, and issued the Series F Preferred Stockholder 109,816 shares of Common Stock related to dividends.

The Series F Preferred Stockholder may convert all or a portion of its shares of Series F Preferred Stock into shares of Common Stock at any time and from time to time. The initial conversion rate for the Series F Preferred Stock is 202.0202 shares of Common Stock per share of Series F Preferred Stock (the “Standard Conversion”), which is subject to certain adjustments as described in the Series F Preferred Stock Certificate of Designation. The Series F Preferred Stockholder may also convert all or a portion of its shares of Series F Preferred Stock using an Alternative Conversion Rate (as defined in the Series F Preferred Stock Certificate of Designation, as supplemented by the First Series F Preferred Stock Letter Agreement) in lieu of the Standard Conversion, subject to an Alternative Conversion Cap (as defined in the Series F Preferred Stock Certificate of Designation) for each quarter. During the three and nine months ended September 30, 2026, 3,400 and 32,723 shares of Series F Preferred Stock, respectively, were converted into 3,393,200, and 25,847,902 shares of Common Stock, respectively, using the Alternative Conversion.

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

Further, the Series F Preferred Stock Certificate of Designation also contains certain financial covenants which require the Company to maintain, for each fiscal quarter a Net Leverage Ratio of no greater than 2.50 to 1.00 and a Current Ratio of at least 1.00 to 1.00. The breach of these covenants results in a Triggering Event (as defined in the Series F Preferred Stock Certificate of Designation). The Series F Preferred Stock Certificate of Designation allows for a Triggering Event to be waived but does not specify a cure period; therefore, the Company can either request a waiver from the Series F Preferred Stockholder after submitting the Company’s compliance certificate or the Company can cure the Triggering Event by demonstrating compliance at any time prior to the quarter end subsequent to the Triggering Event. On August 14, 2026, the Company entered into the Fourth Series F Preferred Stock Letter Agreement with the Series F Preferred Stockholder, which among other things, waived the Company's obligation to maintain the Current Ratio (as defined in the Series F Preferred Stock Certificate of Designation) through December 31, 2026. The waiver of the Current Ratio is conditioned upon the Company not permitting the Current Ratio as of such date to be less than 0.40 to 1.00 for the quarter ending September 30, 2026 and 0.60 to 1.00 for the quarter ending December 31, 2026.

If a Triggering Event occurs, and is not waived by the Series F Preferred Stockholder, the Series F Preferred Stockholder is entitled to receive, on a cumulative basis, whether or not authorized or declared and whether or not the Company has assets legally available therefor, dividends (in addition to the Series F Preferred Stock Stated Dividend Rate) on each share of Series F Preferred Stock (the “Trigger Dividends”) at a rate per annum equal to 22% less the current Series F Preferred Stock Stated Dividend Rate on the amount equal to the sum of (a) the Stated Value plus (b) all accrued and unpaid dividends on such share of Series F Preferred Stock. The Trigger Dividends will accrue daily and compound quarterly from, and including, the date of such Triggering Event, but excluding, the date such Triggering Event is cured and all outstanding Trigger Dividends have been paid. Pursuant to the Series F Preferred Stock Certificate of Designation, the Company has the option to pay the Trigger Dividends in shares of Common Stock.

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

On April 8, 2026, the Company entered into the First Series F Preferred Stock Letter Agreement, pursuant to which, among other things, the Company repurchased 13,727 shares of Series F Preferred Stock from the Series F Preferred Stockholder for the Series F Preferred Stock Repurchase Price, the cash portion of which was $19.0 million. Additionally, pursuant to the First Series F Preferred Stock Letter Agreement, the Company issued the Series F Preferred Stockholder a warrant to purchase 4,000,000 shares of Common Stock at an exercise price of $0.01 per share (the “First Series F Preferred Stock Penny Warrants”), and agreed that, if on July 8, 2026, which date was subsequently extended to December 1, 2026, for any reason, the Series F Preferred Stock Anniversary Warrants have not been issued to the Series F Preferred Stockholder, the Company will issue a warrant to purchase 3,000,000 shares of Common Stock at an exercise price of $0.01 per share (the “Second Series F Preferred Stock Penny Warrants”) (collectively, with the First Series F Preferred Stock Penny Warrants, the “Series F Preferred Stock Penny Warrants”). Further, pursuant to the First Series F Preferred Stock Letter Agreement, upon the Series F Preferred Stockholder’s receipt of the Series F Preferred Stock Repurchase Price and the issuance of the First Series F Preferred Stock Penny Warrants, the Series F Preferred Stockholder waived the Company’s obligation to pay the $3.0 million extension fee.

Additionally, the First Series F Preferred Stock Letter Agreement amended the definition of the Market Stock Payment Price used in calculating the Alterative Conversion Rate to be based upon the average of the two lowest daily volume-weighted average per share trading prices of the Company’s Common Stock during any five consecutive trading-day period that occurred within the 35 trading-day period ending on the date of such calculation (in lieu of the five trading-day period previously set forth in the Series F Preferred Stock Certificate of Designation). The parties further agreed that the Cash Sweep Amount set forth in the Series F Preferred Stock Certificate of Designation shall mean (a) with respect to any Cash Sweep Financing (as defined in the Series F Preferred Stock Certificate of Designation), 50% of the net proceeds from such financing and (b) with respect to any Distributable Free Cash Flow Action (as defined in the Series F Preferred Stock Certificate of Designation), 25% of the amount of such dividend, distribution, prepayment, or investment, as applicable. The Company may request to settle the Cash Sweep Amount in Common Shares. As of September 30, 2026, the Company utilized 50% of the net proceeds from the ATM Offering (as defined herein) and redeemed 94 shares of Series F Preferred Stock.

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

Additionally, pursuant to the Second Series F Preferred Stock Letter Agreement, the Company issued the Incremental Share Rights to the Series F Preferred Stockholder, which allow the Series F Preferred Stockholder to convert any remaining shares of Series F Preferred Stock into an incremental amount of additional shares of the Company’s Common Stock in an aggregate amount not to exceed 21,156,339 shares of Common Stock. While the Series F Preferred Stock are outstanding, the Incremental Share Rights can be converted at any time and at any price. After full conversion or redemption of the Series F Preferred Stock, any Incremental Share Rights can only be converted at and above the Nasdaq minimum floor price of $1.15. During the three months ended September 30, 2026, the Series F Preferred Stockholder utilized the Incremental Share Rights alongside an Alternative Conversion of the Series F Preferred Stock to receive 3,576,800 additional shares of the Company’s Common Stock. As of September 30, 2026, the Series F Preferred Stockholder had Incremental Share Rights to an additional 17,579,539 shares of Common Stock.

On August 7, 2026, the Company entered into the Third Series F Preferred Stock Letter Agreement, which extended the issuance date of the Series F Preferred Stock Anniversary Warrants from August 7, 2026 to August 14, 2026. The Third Series F Preferred Stock Letter Agreement also extended the potential issuance date of the Second Series F Preferred Stock Penny Warrants from August 7, 2026 to August 14, 2026.

On August 14, 2026, the Company entered into the Fourth Series F Preferred Stock Letter Agreement, which among other things, extended the issuance date of the Series F Preferred Stock Anniversary Warrants from August 14, 2026 to August 31, 2026. The Fourth Series F Preferred Stock Letter Agreement also extended the potential issuance of the Second Series F Preferred Stock Penny Warrants from August 14, 2026 to August 31, 2026. Additionally, as discussed in Note 12 – Mezzanine Equity, the Fourth Series F Preferred Stock Letter Agreement waived the Company's obligation to maintain the Current Ratio (as defined in the Series F Preferred Stock Certificate of Designation) through December 31, 2026.

On August 30, 2026, the Company entered into the Fifth Series F Preferred Stock Letter Agreement, which further extended the issuance date of the Series F Preferred Stock Anniversary Warrants from August 31, 2026 to December 1, 2026 and extended the potential issuance date of the Second Series F Preferred Stock Penny Warrants from August 31, 2026 to December 1, 2026.

Remeasurement of Series F Preferred Stock

The following table presents the components of Series F Preferred Stock declared dividends, Series F Preferred Stock undeclared dividends, and the remeasurement of Series F Preferred Stock reflected on the accompanying condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Series F Preferred Stock declared dividends
Conversions of Series F Preferred Stock	$(74)	$—	$(328)	$—
Dividend payments	(2,352)	(4,252)	(8,366)	(7,540)
Series F Preferred Stock declared dividends	$(2,426)	$(4,252)	$(8,694)	$(7,540)

Series F Preferred Stock undeclared dividends
Prior period undeclared dividend declared in current period	$780	$1,647	$1,746	$1,647
Adjustment to maximum redemption value at end of period	(746)	(1,204)	(2,492)	(2,851)
Series F Preferred Stock undeclared dividends	$34	$443	$(746)	$(1,204)

Remeasurement of Series F Preferred Stock
Conversions of Series F Preferred Stock	$(2,367)	$(3,406)	$(6,040)	$(4,381)
Adjustment to maximum redemption value for the redemption of Series F Preferred Stock	—	—	(46,941)	—
Fair value adjustment for Series F Preferred Stock embedded derivative at redemption	—	—	(7,396)	—
Fair value adjustment for Series F Preferred Stock Anniversary Warrants at redemption	—	—	51,324	—
Adjustment to maximum redemption value at end of period	19,699	(16,580)	96,486	(88,706)
Remeasurement of Series F Preferred Stock	$17,332	$(19,986)	$87,433	$(93,087)

First Series F Preferred Stock Letter Agreement

The Company accounted for the changes set forth in the First Series F Preferred Stock Letter Agreement as a modification. Additionally, the Company determined that the partial redemption of the Series F Preferred Stock pursuant to the First Series F Preferred Stock Letter Agreement should be aggregated and treated as a single transaction with the modification. Accordingly, pursuant to ASC 480, the Company adjusted the Series F Preferred Stock to reflect its maximum redemption value immediately prior to and following the First Series F Preferred Stock Letter Agreement, resulting in a loss on remeasurement of Series F Preferred Stock of $46.9 million. To account for the partial redemption of the Series F Preferred Stock, the Company increased the fair value of the Series F Preferred Stock embedded derivative, resulting in a deemed dividend of $7.4 million, and decreased the fair value of the Series F Preferred Stock Anniversary Warrant liability, resulting in a deemed dividend of $51.3 million, both of which are presented as components of the remeasurement of Series F Preferred Stock line item on the condensed consolidated statement of operations for the nine months ended September 30, 2026.

Recurring Remeasurement of Series F Preferred Stock

As of September 30, 2026, in accordance with ASC 480, the Company adjusted the Series F Preferred Stock to reflect its maximum redemption value of $21.3 million, resulting in a remeasurement of Series F Preferred Stock of $19.7 million and $96.5 million, which is presented in the remeasurement of Series F Preferred Stock line item on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. Additionally, at each conversion, the Company reduces the balance of the Series F Preferred Stock by the carrying value of the converted shares, which, as of September 30, 2026, has resulted in a decrease of $6.0 million from December 31, 2025.

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

In January 2025, Narrogal Nominees Pty Ltd ATF Gregory K O’Neill Family Trust (the “O’Neill Trust”) converted 8,000 shares of Series D Preferred Stock into 1,600,000 shares of Common Stock. As a result, the O’Neill Trust no longer holds any Series D Preferred Stock. In April 2026, certain holders of the Company’s Series D Preferred Stock converted 5,938 shares of Series D Preferred Stock into 3,276,147 shares of Common Stock. As of September 30, 2026 and December 31, 2025, there were 44 and 5,982 shares, respectively, of Series D Preferred Stock outstanding.

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

The Company currently anticipates any net proceeds from the ATM Offering will be used for general corporate purposes, which may include, among other things, advancing its development and drilling program, repayment of existing indebtedness or financing potential acquisition opportunities. As of September 30, 2026, the Company has issued 1,305,574 shares under the ATM Offering, which resulted in net proceeds of $2.0 million.

Additionally, the Series F Preferred Stock Certificate of Designation, as amended by the First Series F Preferred Stock Letter Agreement, includes a Cash Sweep provision, which requires the Company to provide the Series F Preferred Stockholder up to 50% of any net proceeds raised by financing. The Series F Preferred Stock Certificate of Designation allows for the Cash Sweep Amount to be settled in Common Stock shares. The Company fulfilled the Cash Sweep provision obligation for all net proceeds received from sales under the ATM Offering during the nine months ended September 30, 2026.

Treasury Stock

During the nine months ended September 30, 2026, the Company paid $1.2 million to repurchase 604,598 shares of vested restricted stock units from employees to cover such employees’ portion of the tax withholdings. The Company has presented the shares repurchased at cost as treasury stock on its condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

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

Legacy Warrants

Upon the Merger, the Company assumed warrants to purchase 53,938 shares of the Common Stock with weighted average exercise prices of $47.61 per share (the “Legacy Warrants”). As of September 30, 2026 and December 31, 2025, 35,388 and 37,138 Legacy Warrants, respectively, providing the right to purchase shares of Common Stock were outstanding. As of September 30, 2026, the Legacy Warrants have a weighted average remaining contractual life of 0.3 years.

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

In 2025, Bristol Capital, Westwood, Rose Hill, and Anchorman exercised their options, and received an aggregate 2,993,840 shares of Common Stock. On April 9, 2026, Gary C. Hanna and Edward Kovalik exercised their cashless options and received an aggregate 4,182,572 shares of the Common Stock. As of September 30, 2026, 300,000 shares of Common Stock remained issuable upon the exercise of the Merger Options. As of September 30, 2026, the Merger Options have a weighted average remaining contractual life of 0.9 years.

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

No Series D A Warrants were exercised during the year ended December 31, 2025 or the three and nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, 3,215,761 Series D A Warrants providing the right to purchase shares of Common Stock were outstanding with a remaining contractual life of 1.6 and 2.3 years, respectively.

Series E PIPE Warrants

The Series E PIPE Warrants provide the warrant holders with the right to purchase 8,000,000 shares of Common Stock at an exercise price of $6.00 per share. The Series E A Warrants expire on August 15, 2028 and the Series E B Warrants expired on August 15, 2024. All such warrants must be exercised for cash.

As of September 30, 2026 and December 31, 2025, 4,000,000 Series E A Warrants providing the right to purchase shares of Common Stock with a remaining contractual life of 1.9 and 2.6 years, respectively, were outstanding.

During the year ended December 31, 2024, all of the Series E B Warrants were exercised, resulting in the issuance of 4,000,000 shares of Common Stock, for total proceeds to the Company of $24.0 million, resulting in no outstanding Series E B Warrants as of December 31, 2025 or September 30, 2026.

Exok Warrants

Upon closing of the Merger, the Company consummated the purchase of oil and gas leases from Exok including all of Exok’s right, title, and interest in, to and under certain undeveloped oil and gas leases located in Weld County, Colorado, together with certain other associated assets, data, and records, for $3.0 million (the “First Exok Acquisition”). On August 15, 2023, Prairie LLC exercised the option it acquired in the First Exok Acquisition and purchased additional oil and gas leases from Exok, consisting of approximately 20,300 net leasehold acres in, on and under approximately 32,580 gross acres (the “Second Exok Acquisition”) for total consideration of $25.3 million. The total consideration consisted of $18.0 million in cash to Exok, which was funded with the Series E PIPE, and equity consideration to certain affiliates of Exok consisting of (i) 670,499 shares of Common Stock, and (ii) 670,499 warrants providing the right to purchase shares of Common Stock at $7.43 per share (the “Exok Warrants”). The Exok Warrants provide the warrant holders with the right to purchase shares of Common Stock at an exercise price of $7.43 per share. The Exok Warrants expire on August 15, 2028 and may be exercised in a cashless manner under certain circumstances. On September 30, 2026 and December 31, 2025, 670,499 Exok Warrants providing the right to purchase shares of Common Stock were outstanding with a remaining contractual life of 1.9 and 2.6 years, respectively.

Subordinated Note Warrants

Pursuant to the terms of the Subordinated Note, the Company issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders. The Subordinated Note Warrants vest in equal tranches, beginning on September 30, 2024, every 3 months until the Subordinated Note is repaid. Upon vesting, the Subordinated Note Warrants will be exercisable at any time until September 30, 2029, at an exercise price of $8.89 per warrant, subject to adjustments as provided under the terms of the Subordinated Note Warrants. As of September 30, 2026 and December 31, 2025, Subordinated Note Warrants providing the right to purchase 856,165 shares of Common Stock with a remaining contractual life of 3.0 years and 3.8 years, respectively, had vested and were outstanding.

The Company has determined that the Subordinated Note Warrants should be accounted for as a liability pursuant to ASC 480. In accordance with ASC 815, the Company recorded the Subordinated Note Warrants at fair value and remeasures the fair value at each reporting period with changes in fair value recognized in earnings. As of September 30, 2026 and December 31, 2025, the fair value of the Subordinated Note Warrants was less than $0.1 million and $0.3 million, respectively. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Subordinated Note Warrants.

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

As discussed in Note 12 – Mezzanine Equity, the Company entered into several additional letter agreements throughout August 2026. The Fifth Series F Preferred Stock Letter Agreement, entered into on August 30, 2026, further extended the issuance date of the Series F Preferred Stock Anniversary Warrants to December 1, 2026. Additionally, the Fifth Series F Preferred Stock Letter Agreement extended the potential issuance date of the Second Series F Preferred Stock Penny Warrants to December 1, 2026 to align with the extended issuance date of the Series F Preferred Stock Anniversary Warrants.

Series F Preferred Stock Anniversary Warrants Fair Value. The Company has determined that the Series F Preferred Stock Anniversary Warrants are not considered indexed to the Company’s own stock because the potential number of Common Stock shares to be issued upon the exercise of such warrants will vary based on the amount of Series F Preferred Stock outstanding on the Series F Preferred Stock Anniversary Warrant Issuance Date. As such, the Company has determined that the Series F Preferred Stock Anniversary Warrants should be accounted for as liabilities pursuant to ASC 480. In accordance with ASC 815, the Company has recorded the Series F Preferred Stock Anniversary Warrants at fair value and remeasures the fair value each reporting period with changes in fair value recognized in earnings. As of September 30, 2026, the fair value of the Series F Preferred Stock Anniversary Warrants was $5.4 million compared to $90.1 million as of December 31, 2025, which is presented on the Company’s condensed consolidated balance sheet as a liability.

The Company determined that the changes to the Series F Preferred Stock Certificate of Designation set forth in the First Series F Preferred Stock Letter Agreement should be accounted for as modification. Additionally, the Company concluded that the partial redemption of the Series F Preferred Stock pursuant to the First Series F Preferred Stock Letter Agreement should be aggregated and treated as a single transaction with the modification. These amendments decreased the fair value of the Series F Preferred Anniversary Warrants to $35.5 million, resulting in a deemed dividend of $51.3 million, which is presented in the remeasurement of Series F Preferred Stock line item on the condensed consolidated statement of operations for the nine months ended September 30, 2026.

The Company also determined that the changes to the Series F Preferred Stock Anniversary Warrants set forth in the Second Series F Preferred Stock Letter Agreement should be accounted for as modification. These modifications further decreased the fair value of the Series F Preferred Anniversary Warrants to $11.7 million, resulting in a change of fair value of $2.2 million, which is presented as a component of gain (loss) on adjustment to fair value – financial instrument liabilities on the condensed consolidated statement of operations for the nine months ended September 30, 2026.

Unrelated to the redemption of the Series F Preferred Stock and modification of the Series F Preferred Stock Anniversary Warrants, the Company recognized $4.1 million and $33.4 million as changes in fair value presented as components of gain (loss) on adjustment to fair value – financial instrument liabilities on its condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. The Company recognized a $19.1 million and $40.7 million change in fair value as a component of gain (loss) on adjustment to fair value – financial instrument liabilities on its condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. Refer to Note 5 – Fair Value Measurements for a further discussion of the fair value of the Series F Preferred Stock Anniversary Warrants.

Note 15 – Long–Term Incentive Compensation

Incentive Award Plan

The Company’s long–term incentive plan for employees, directors, consultants, and other service providers (as amended and restated effective as of September 5, 2024, as further amended effective June 4, 2025, and as may be further amended from time to time, the “LTIP”) provides for the grant of all or any of the following types of equity–based awards: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) stock options that do not qualify as incentive stock options; (iii) stock appreciation rights; (iv) restricted stock awards; (v) restricted stock units (“RSUs”), which may also include performance stock awards (“PSUs”); (vi) stock awards; (vii) dividend equivalents; (viii) other stock–based awards; (ix) cash awards; and (x) substitute awards. As of September 30, 2026, the total number of shares reserved for issuance under the LTIP is 15,000,000. The LTIP governs the number of shares that may be issued upon the settlement of awards. Shares underlying awards that are forfeited, terminated, expired unexercised, or settled without the delivery of Common Stock do not count against the aggregate issuance limitation and remain available for future delivery. As of September 30, 2026, 4,602,209 shares of the total granted LTIP shares have vested.

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

The following table presents the Company’s equity–classified RSU activity for the nine months ended September 30, 2026:

	Number of RSU Awards	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2025	6,273,430	$3.33
Granted	2,796,901	$0.66
Vested	(3,279,511)	$3.62
Forfeitures	(147,039)	$1.48
Unvested units as of September 30, 2026	5,643,781	$1.90

During the three and nine months ended September 30, 2026, the Company recognized stock–based compensation costs of $1.5 million and $8.9 million, respectively, related to its equity–classified RSUs. During the three and nine months ended September 30, 2025, the Company recognized stock–based compensation costs of $2.7 million and $4.8 million, respectively, related to its equity–classified RSUs.

As of September 30, 2026, there was $4.8 million of total unrecognized compensation cost related to the Company’s unvested equity–classified RSUs, which is expected to be recognized over a weighted–average period of 1.68 years.

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

The following table presents the Company’s equity–classified PSU activity for the nine months ended September 30, 2026:

	Number of PSU Awards	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2025	4,714,434	$4.33
Granted	1,181,086	$0.84
Vested	(83,746)	$23.10
Forfeitures	(1,169,716)	$4.61
Unvested units as of September 30, 2026	4,642,058	$2.96

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

During the three and nine months ended September 30, 2026, the Company recognized $1.6 million and $3.3 million, respectively, in stock-based compensation costs related to its equity–classified PSUs. During the three and nine months ended September 30, 2025, the Company recognized stock–based compensation costs of $1.4 million and $3.0 million, respectively, related to its equity–classified PSUs.

As of September 30, 2026, there was $7.5 million of total unrecognized compensation cost related to the Company’s unvested equity–classified PSUs, which is expected to be recognized over a weighted–average period of 1.30 years.

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

The following table presents the Company’s liability–classified RSU activity for the nine months ended September 30, 2026:

	Number of RSU Awards	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2025	98,447	$2.74
Granted	200,000	$0.91
Vested	(82,764)	$2.74
Forfeitures	(55,683)	$1.59
Unvested units as of September 30, 2026	160,000	$0.91

During the three and nine months ended September 30, 2026, the Company recognized $0.1 million and $0.2 million, respectively, of stock–based compensation costs related to its liability–classified RSUs. During the three and nine months ended September 30, 2025, the Company recognized less than $0.1 million of stock–based compensation costs related to its liability–classified RSUs.

As of September 30, 2026, there was less than $0.1 million of total unrecognized compensation cost related to the Company’s liability–classified RSUs, which is expected to be recognized over a weighted–average period of 0.68 years.

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

The following table presents the Company’s calculation of basic loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except share amounts)
Net loss attributable to Prairie Operating Co. common stockholders - basic	$(33,994)	$(22,508)	$(14,597)	$(67,478)

Weighted average shares outstanding - basic	131,043,270	50,624,457	102,313,884	40,582,092

Basic loss per share	$(0.26)	$(0.44)	$(0.14)	$(1.66)

The following table presents the Company’s calculation of diluted loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except share amounts)
Net loss attributable to Prairie Operating Co. common stockholders - basic	$(33,994)	$(22,508)	$(14,597)	$(67,478)
Adjustment for Series F Preferred Stock (if-converted method)	(22,700)	—	(117,109)	—
Net loss attributable to Prairie Operating Co. common stockholders - diluted	$(56,694)	$(22,508)	$(131,706)	$(67,478)

Weighted average shares outstanding – basic	131,043,270	50,624,457	102,313,884	40,582,092
Effects of dilutive securities:
Series F Preferred Stock (1)	74,198,471	—	86,785,643	—
Weighted average shares outstanding – diluted	205,241,741	50,624,457	189,099,527	40,582,092

Diluted loss per share	$(0.28)	$(0.44)	$(0.70)	$(1.66)

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

The following table presents the Common Stock equivalent shares of any potentially dilutive securities which were not included in the computation of diluted loss per share for the periods presented because their inclusion would be anti–dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Merger Options	300,000	4,966,666	300,000	4,966,666
Restricted stock and performance stock units (1)	10,445,839	11,046,012	10,445,839	11,046,012
Common stock warrants (2)	108,269,201	191,867,174	108,269,201	191,867,174
Series D Preferred Stock	8,712	1,196,336	8,712	1,196,336
Series F Preferred Stock (3)	—	136,211,180	—	136,211,180

(1)
As of September 30, 2026 and 2025, all of the restricted stock and performance stock units presented are unvested. Refer to Note 15 – Long–Term Incentive Compensation for a discussion of the restricted stock units and performance stock units.
(2)
For the period presented, includes the maximum number of Series F Preferred Stock Anniversary Warrants which could be issued, none of which have been issued as of September 30, 2026. Additionally, the three and nine months ended September 30, 2026 include the Second Series F Preferred Stock Penny Warrants, which would only be issued if the Series F Preferred Stock Anniversary Warrants are not issued. Refer to Note 14 – Common Stock Options and Warrants for a discussion of the Series F Preferred Stock Anniversary Warrants and the Second Series F Preferred Stock Penny Warrants.
(3)
For the periods presented, assumes the maximum number of Common Shares under the Alternative Conversion at the Nasdaq minimum floor price, as defined in the Series F Preferred Stock Certificate of Designation. Refer to Note 12 – Mezzanine Equity for a discussion of the Series F Preferred Stock.

Note 17 – Related Party Transactions

Series D PIPE. Bristol Investment, an entity affiliated with Paul L. Kessler, who is a former Director of the Company, purchased $1,250,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea Ventures LLC, an entity affiliated with Jonathan H. Gray, a director of the Company, purchased $750,000 of Series D Preferred Stock and Series D PIPE Warrants in the Series D PIPE. First Idea International Ltd. (included with First Idea Ventures LLC), an entity affiliated with Jonathan H. Gray, purchased $254,875 of Series D Preferred Stock and Series D PIPE Warrants from another holder. Additionally, the O’Neill Trust, which is the sole Series E PIPE Investor, was also an investor in the Series D PIPE. Refer to Note 13 – Stockholders’ Equity and Note 14 – Common Stock Options and Warrants for a further discussion of the Series D PIPE.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with our condensed consolidated financial statements and related notes to those financial statements that are included elsewhere in this report, as well as our audited consolidated financial statements and related notes and the related “Management’s Discussion and Analysis of Financial Condition and Results or Operations” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Additionally, refer to “Cautionary Statement Regarding Forward-looking Statements” at the beginning of this Quarterly Report on Form 10-Q. Except as otherwise indicated or required by the context, references to the “Company,” “we,” “us,” “our” or similar terms refer to Prairie Operating Co.

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

As of September 30, 2026, our assets included approximately 69,300 net leasehold acres in, on and under approximately 98,700 gross acres. In addition to growing production through our drilling operations, we intend to continue growing our business through accretive acquisitions, focusing on assets with the following criteria: (i) producing reserves, with opportunities to add accretive, undeveloped bolt–on acreage; (ii) ample, high rate–of–return inventory of drilling locations that can be developed with cash flow reinvestment; (iii) strong well–level economics; (iv) liquids–rich assets; and (v) accretive valuation.

Recent Developments

Drilling and Completion Activities

As of September 30, 2026, cash expenditures for the development of oil and natural gas properties totaled $185.5 million. Refer to Factors Affecting the Comparability of Financial Results – Capital Program below for a further discussion of our current capital program.

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

In February, we began drilling at our Opal Coalbank pad, which consists of eight wells. Completion activities at the Opal Coalbank pad began in May 2026, and the wells came online by the end of June 2026 with initial average two-stream gross production of 755 Boe/d.

After we completed drilling at our Opal Coalbank pad, we moved the drilling rig to our Burnett pad development in Weld County, which consists of four wells. Completion activities at the Burnett pad were finalized at the end of July 2026 and the wells came online at the end of August 2026 with initial average two-stream gross production of 722 Boe/d.

Following the Burnett pad, we began drilling our Castor pad development in Weld County, which consists of six wells. Completion activities at the Castor pad were finalized in September 2026, with the wells coming online at the end of September 2026.

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

Additionally, pursuant to the Series F Preferred Stock Letter Agreement, we issued the First Series F Preferred Stock Penny Warrants to the Series F Preferred Stockholder, and agreed that, if on July 8, 2026, for any reason, the Series F Preferred Stock Anniversary Warrants have not been issued to the Series F Preferred Stockholder, we will issue the Series F Second Penny Warrants. Further, pursuant the Series F Preferred Stock Letter Agreement, upon the Series F Preferred Stockholders receipt of the Series F Preferred Stock Repurchase Price and the issuance of the First Series F Preferred Stock Penny Warrants, the Series F Preferred Stockholder waived our obligation to pay the $3.0 million extension fee.

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

On August 7, 2026, we entered into the Third Series F Preferred Stock Letter Agreement, which extended the issuance date of the Series F Preferred Stock Anniversary Warrant from August 7, 2026 to August 14, 2026. The Third Series F Preferred Stock Letter Agreement also extended the potential issuance date of the Second Series F Preferred Stock Penny Warrants from August 7, 2026 to August 14, 2026.

On August 14, 2026, we entered into the Fourth Series F Preferred Stock Letter Agreement, which, among other things, extended the issuance date of the Series F Preferred Stock Anniversary Warrants and the potential issuance date of the Second Series F Preferred Stock Penny Warrants from August 14, 2026 to August 31, 2026. Additionally, the Fourth Series F Preferred Stock Letter Agreement waived our obligation to maintain the Current Ratio (as defined in the Series F Preferred Stock Certificate of Designation) through December 31, 2026.

On August 30, 2026, we entered into the Fifth Series F Preferred Stock Letter Agreement, which extended the issuance date of the Series F Preferred Stock Anniversary Warrants and the potential issuance date of the Second Series F Preferred Stock Penny Warrants from August 31, 2026 to December 1, 2026.

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

As of September 30, 2026, we had the following outstanding crude oil, natural gas, and NGL derivative contracts in place, which settle monthly and are indexed to NYMEX West Texas Intermediate, NYMEX Henry Hub, and Mount Belvieu OPIS, respectively:

	Settling October 1, 2026 through December 31, 2026	Settling January 1, 2027 through December 31, 2027	Settling January 1, 2028 through December 31, 2028	Settling January 1, 2029 through December 31, 2029
Crude Oil Swaps:
Notional volume (Bbls)	1,367,376	4,662,503	2,862,307	210,000
Weighted average price ($/Bbl)	$63.23	$62.51	$62.17	$61.57
Natural Gas Swaps:
Notional volume (MMBtus)	4,300,655	14,082,126	5,606,357	400,000
Weighted average price ($/MMBtu)	$4.09	$4.08	$4.02	$4.11
Ethane Swaps:
Notional volume (Bbls)	120,246	400,675	220,109	—
Weighted average price ($/Bbl)	$11.17	$10.70	$9.96	$—
Propane Swaps:
Notional volume (Bbls)	152,034	522,684	199,160	—
Weighted average price ($/Bbl)	$28.80	$26.85	$25.93	$—
Iso Butane Swaps:
Notional volume (Bbls)	22,142	74,572	35,088	—
Weighted average price ($/Bbl)	$35.84	$31.77	$30.77	$—
Normal Butane Swaps:
Notional volume (Bbls)	54,147	184,140	74,903	—
Weighted average price ($/Bbl)	$36.02	$31.95	$30.36	$—
Pentane Plus Swaps:
Notional volume (Bbls)	47,452	160,242	78,806	—
Weighted average price ($/Bbl)	$55.76	$53.31	$52.81	$—

2025 Acquisitions

We closed the Bayswater Acquisition on March 26, 2025, for total cash consideration of $482.5 million, $15.0 million of which was deposited in escrow pending the completion of the Additional Working Interest Acquisition, which Bayswater acquired and assigned to us on April 11, 2025, and we issued the Equity Consideration to Bayswater. We completed the final settlement with Bayswater on October 15, 2025, which resulted in total consideration of $475.6 million.

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

Results of Operations

Revenues, Sales Volumes, and Average Realized Prices

The following table presents the components of our revenues, sales volumes, and average realized prices for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025 (1)
Revenues (in thousands)
Crude oil sales	$113,969	$64,906	$275,265	$133,635
Natural gas sales (2)	3,537	5,099	8,201	7,645
NGL sales (2)	11,996	7,716	28,312	17,358
Total revenues	$129,502	$77,721	$311,778	$158,638

Sales volumes
Oil (MBbls)	1,349	1,106	3,340	2,149
Natural gas (MMcf)	3,359	3,513	10,196	7,338
NGL (MBbls)	494	428	1,439	957
Total sales volumes (MBoe) (3)	2,403	2,120	6,478	4,329

Average sales volumes per day (Boe/d)	26,117	23,029	23,730	15,917

Average realized price (excluding effects of derivatives)
Oil (per Bbl)	$84.48	$58.70	$82.41	$62.18
Natural gas (per Mcf) (2)	$1.05	$1.45	$0.80	$1.04
NGL (per Bbl) (2)	$24.28	$18.03	$19.67	$18.14
Average price (per Boe)	$53.90	$36.68	$48.13	$36.64

Average realized price (including effects of derivatives)
Oil (per Bbl)	$62.24	$61.39	$59.80	$65.25
Natural gas (per Mcf) (2)	$2.14	$2.97	$1.27	$1.90
NGL (per Bbl) (2)	$19.98	$17.32	$16.48	$17.37
Average price (per Boe)	$42.04	$40.47	$36.49	$39.45

(1)
Total revenues and sales volumes for the nine months ended September 30, 2025, include revenues and sales volumes from the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the Bayswater Acquisition, through September 30, 2025.
(2)
We have reclassified certain gathering and processing fees presented net within natural gas and NGL sales for the three and nine months ended September 30, 2025 to conform with the allocation used during the three and nine months ended September 30, 2026. This reallocation has no impact on our total revenues or net (loss) income attributable to Prairie Operating Co. as reported on the condensed consolidated statements of operations.
(3)
MBoe is calculated using six MMcf of natural gas equivalent to one MBbl of oil.

For the three months ended September 30, 2026, total revenue increased 67% to $129.5 million from $77.7 million during the three months ended September 30, 2025. This change was driven by a 47% increase in average realized price per Boe (excluding the effects of derivatives) and a 13% increase in sales volumes, attributable to new wells coming online as development activities were completed in the second and third quarters of 2026.

For the nine months ended September 30, 2026, total revenue increased 97% to $311.8 million from $158.6 million during the nine months ended September 30, 2025. This change was driven by a 50% increase in sales volumes, attributable to new wells coming online as development activities were completed in the fourth quarter of 2025 and throughout 2026, and a 31% increase in average realized price per Boe (excluding the effects of derivatives). Additionally, total revenues and sales volumes for the nine months ended September 30, 2025, reflect the revenue and sales volumes from the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the Bayswater Acquisition, through September 30, 2025.

Operating expenses

The following table presents the components of our operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025 (1)
	(In thousands, except per Boe amounts)
Lease operating expenses	$13,737	$15,371	$42,206	$28,732
Transportation and processing	2,395	2,200	7,317	4,567
Ad valorem and production taxes	11,916	4,676	26,691	12,049
Depreciation, depletion, and amortization	25,900	16,113	58,819	30,500
Exploration expenses	2	40	543	785
Abandonment and impairment of unproved properties	669	—	1,277	—
General and administrative expenses	10,963	12,273	39,801	34,268
Total operating expenses	$65,582	$50,673	$176,654	$110,901

Operating expenses per Boe
Lease operating expenses	$5.71	$7.25	$6.51	$6.64
Transportation and processing	$1.00	$1.04	$1.13	$1.05
Ad valorem and production taxes	$4.96	$2.21	$4.13	$2.78
Depreciation, depletion, and amortization	$10.78	$7.61	$9.08	$7.04
Exploration expenses	$—	$0.02	$0.08	$0.18
Abandonment and impairment of unproved properties	$0.28	$—	$0.20	$—
General and administrative expenses	$4.56	$5.79	$6.14	$7.92
Total operating expenses	$27.29	$23.92	$27.27	$25.61

(1)
Total operating expenses for the nine months ended September 30, 2025 include operating expenses for the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the Bayswater Acquisition, through September 30, 2025. Operating expenses per Boe for the nine months ended September 30, 2025 are calculated over sales volumes which include volumes from the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the Bayswater Acquisition, through September 30, 2025.

Lease operating expenses. For the three months ended September 30, 2026, lease operating expense (“LOE”) decreased to $13.7 million compared to $15.4 million for the three months ended September 30, 2025, primarily driven by widespread operating cost reductions as we continue to streamline operations, optimize costs across all of our pads, and enhance field-level efficiency across our asset base.

For the nine months ended September 30, 2026, LOE increased to $42.2 million compared to $28.7 million for the nine months ended September 30, 2025, driven by incremental costs for the additional properties acquired in the Bayswater Acquisition, which closed on March 26, 2025. These increases were partially offset by widespread operating cost reductions as we continue to streamline operations and optimize costs across all of our pads. LOE also includes $1.7 million of workover expenses incurred during the nine months ended September 30, 2026 and $2.0 million of non-operated LOE recognized during the nine months ended September 30, 2026.

Transportation and processing expenses. For the three months ended September 30, 2026, transportation and processing expenses remained relatively flat at $2.4 million compared to $2.2 million for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, transportation and processing expenses increased to $7.3 million compared to $4.6 million for the nine months ended September 30, 2025, largely driven by the 50% increase in sales volumes during the nine months ended September 30, 2026 compared to the same period of 2025.

Ad valorem and production taxes. For the three months ended September 30, 2026, ad valorem and production taxes increased to $11.9 million compared to $4.7 million for the three months ended September 30, 2025, largely driven by the 67% increase in revenues during the three months ended September 30, 2026 as compared to the same period of 2025. Additionally, the state of Colorado levied incremental production fees beginning in January 2026.

For the nine months ended September 30, 2026, ad valorem and production taxes increased to $26.7 million compared to $12.0 million for the nine months ended September 30, 2025, driven by the 97% increase in revenue during the nine months ended September 30, 2026 as compared to the same period of 2025. Additionally, the state of Colorado levied incremental production fees, beginning in January 2026.

Depreciation, depletion, and amortization. For the three months ended September 30, 2026, depreciation, depletion, and amortization (“DD&A”) increased to $25.9 million compared to $16.1 million for the three months ended September 30, 2025. The increase in DD&A was driven by a higher depletion rate, resulting from a greater increase in our depletable asset base relative to the change in our proved reserves, combined with increased sales volumes between periods.

For the nine months ended September 30, 2026, DD&A increased to $58.8 million compared to $30.5 million for the nine months ended September 30, 2025. The increase in DD&A was driven by a higher depletion rate, resulting from a greater increase in our depletable asset base relative to the change in our proved reserves, combined with increased sales volumes between periods.

Abandonment and impairment of unproved properties. For the three months ended September 30, 2026, we recorded $0.7 million of abandonment and impairment related to unproved properties, which reflects unproved locations that we have deemed non-core and allowed to expire. We did not record any abandonment and impairment related to unproved properties for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, we recorded $1.3 million of abandonment and impairment related to unproved properties, which reflects unproved locations that we have deemed non-core and allowed to expire. We did not record any abandonment and impairment related to unproved properties for the nine months ended September 30, 2025.

General and administrative expenses. For the three months ended September 30, 2026, general and administrative expenses decreased to $11.0 million compared to $12.3 million for the three months ended September 30, 2025, largely driven by decreased non-recurring litigation and severance settlement expenses of $1.0 million.

For the nine months ended September 30, 2026, general and administrative expenses increased to $39.8 million compared to $34.3 million for the nine months ended September 30, 2025. The increase in general and administrative expenses is attributable to incremental non-cash stock-based compensation expense of $4.3 million and other non-recurring litigation and severance settlement expenses of $3.0 million, partially offset by decreased investor relations costs of $3.4 million.

Other expenses

The following table presents the components of our other (expenses) income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Interest expense	$(10,353)	$(9,039)	$(28,583)	$(19,541)
(Loss) gain on derivatives, net	(134,196)	8,974	(266,177)	36,227
Gain (loss) on adjustment to fair value – financial instrument liabilities	13,079	(25,914)	29,461	(30,451)
Interest income and other	202	218	591	381
Other expense	$(131,268)	$(25,761)	$(264,708)	$(13,384)

Interest expense. For the three months ended September 30, 2026, interest expense remained relatively flat at $10.4 million compared to $9.0 million for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, interest expense increased $9.0 million compared to the same period of 2025, primarily driven by interest on the Credit Facility incurred during the period. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Credit Facility.

(Loss) gain on derivatives, net. For the three months ended September 30, 2026, loss on derivatives, net was $134.2 million compared to a gain on derivatives, net of $9.0 million for the three months ended September 30, 2025. The derivative loss for the three months ended September 30, 2026 was due to cash settlement losses and fair market value adjustments resulting from higher market prices relative to our open positions. The derivative gain for the three months ended September 30, 2025 was due to cash settlement gains and fair market value adjustments resulting from lower market prices relative to our open positions.

For the nine months ended September 30, 2026, loss on derivatives, net was $266.2 million compared to a gain on derivatives, net of $36.2 million for the nine months ended September 30, 2025. The derivative loss for the nine months ended September 30, 2026 was due to cash settlement losses and fair market value adjustments resulting from higher market prices relative to our open positions. The derivative gain for the nine months ended September 30, 2025 was due to cash settlement gains and fair market value adjustments resulting from lower market prices relative to our open positions. Refer to Factors Affecting the Comparability of Financial Results – Commodity Prices above for a further discussion of our derivative contracts.

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

For the three months ended September 30, 2026, the gain on adjustment to fair value – financial instrument liabilities reflects gains on fair value of $4.1 million for the Series F Preferred Stock Anniversary Warrants, $3.3 million for the Series F Preferred Stock embedded derivatives, $5.3 million for the issuance of the Incremental Share Right liability, and $0.4 million for conversions of the Series F Preferred Stock.

For the nine months ended September 30, 2026, the gain on adjustment to fair value – financial instrument liabilities reflects gains on fair value of $33.4 million for the Series F Preferred Stock Anniversary Warrants, $14.3 million for the Series F Preferred Stock embedded derivatives, and $0.3 million for the Subordinated Note, which were partially offset by a $9.9 million loss on fair value for the issuance of the Incremental Share Right liability and a $8.5 million loss on fair value for conversions of the Series F Preferred Stock. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion of the Series F Preferred Stock Anniversary Warrants, the Series F Preferred Stock embedded derivatives, the Incremental Share Rights liability, and the Subordinated Note Warrants.

Income Tax Benefit

For the three and nine months ended September 30, 2026, we recognized an income tax benefit of $18.4 million and $37.0 million, respectively, resulting in an effective income tax rate of 27.3% and 28.5%, respectively. The difference between our effective income tax rates and the statutory blended rates for both the three and nine months ended September 30, 2026 relates to excess tax benefits from stock-based compensation awards and tax deduction limitations on the compensation of covered individuals. We did not recognize any income tax benefit or expense for the three and nine months ended September 30, 2025.

Non-GAAP Financial Measures

Reconciliation of Net (Loss) Income to Adjusted EBITDA

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management to evaluate the performance of our business, make operational decisions, and assess our ability to generate cashflows. Management believes Adjusted EBITDA provides investors with helpful information to better understand the underlying performance trends of our business, facilitate period-to-period comparisons, and assess the company’s operating results.

Adjusted EBITDA is derived from net (loss) income attributable to Prairie Operating Co. and represents earnings before depreciation, depletion, and amortization, abandonment and impairment of unproved properties, non-cash stock-based compensation, interest expense, net, unrealized loss (gain) on derivatives, non-cash (gain) loss on adjustment to fair value – financial instrument liabilities, litigation and severance settlement expense, and income tax benefit, all as applicable. We present Adjusted EBITDA because the adjustments listed above can vary substantially between periods and companies within our industry depending upon accounting methods, book values of assets, capital structures, and the method by which assets were acquired. Adjusted EBITDA has limitations as an analytical tool, because it excludes certain items that affect our reported financial results. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income calculated in accordance with GAAP or as an indicator of our operating performance or liquidity. Additionally, our calculation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The following table presents a reconciliation of the GAAP financial measure of net (loss) income attributable to Prairie Operating Co. to the non-GAAP financial measure of Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025(1)
	(In thousands)
Net (loss) income attributable to Prairie Operating Co.	$(48,934)	$1,287	$(92,590)	$34,353
Adjustments:
Depreciation, depletion, and amortization	25,900	16,113	58,819	30,500
Abandonment and impairment of unproved properties (2)	669	—	1,277	—
Non-cash stock-based compensation	3,125	4,123	12,165	7,908
Interest expense, net	10,103	8,613	28,038	18,952
Unrealized loss (gain) on derivatives	105,717	(962)	190,821	(24,052)
Non-cash (gain) loss on adjustment to fair value – financial instrument liabilities (3)	(13,079)	25,914	(29,461)	30,451
Litigation and severance settlement expense	217	1,227	4,371	1,406
Income tax benefit (4)	(18,414)	—	(36,994)	—
Adjusted EBITDA	$65,304	$56,315	$136,446	$99,518

(1)
Net income attributable to Prairie Operating Co. for the nine months ended September 30, 2025 includes revenue and related expenses attributable to the assets acquired from Bayswater beginning on March 26, 2025, the closing date of the Bayswater Acquisition, through September 30, 2025.
(2)
Reflects the abandonment of unproved locations which we have deemed non–core and allowed to expire.
(3)
Reflects the changes in the fair values of the financial instruments measured at fair value on a recurring basis. Refer to Liquidity and Capital Resources - Significant Sources of Liquidity below for a further discussion.
(4)
Reflects the deferred income tax benefit recognized for the three and nine months ended September 30, 2026.

Liquidity and Capital Resources

Overview

Our production and development activities require us to make significant operating and capital expenditures. In the fourth quarter of 2025 and throughout the first three quarters of 2026, our primary sources of liquidity were borrowings on our Credit Facility, which has a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million.

Additionally, on June 20, 2025, we entered into the Equity Distribution Agreement in connection with our ATM Offering, which allows us to sell shares of our Common Stock up to an aggregate offering price of $75.0 million through the Managers. Sales of the shares of Common Stock sold under the ATM Offering, if any, will be made under our Registration Statement on Form S-3, which was declared effective by the SEC on May 2, 2025. As of September 30, 2026, we have issued 1,305,574 shares under the ATM Offering, which resulted in net proceeds of $2.0 million. The Series F Preferred Stock Certificate of Designation, as amended by the First Series F Preferred Stock Letter Agreement, includes a Cash Sweep provision, which requires us to provide the Series F Preferred Stockholder up to 50% of any net proceeds raised by financing. The Series F Preferred Stock Certificate of Designation allows for the Cash Sweep Amount to be settled in Common Stock shares. We have fulfilled the Cash Sweep provision obligation for all net proceeds received from sales under the ATM Offering during the nine months ended September 30, 2026.

Working Capital

We define working capital as current assets less current liabilities. As of September 30, 2026 and December 31, 2025, we had a working capital deficit of $190.2 million and $46.1 million, respectively, and cash and cash equivalents of $7.8 million and less than $0.1 million, respectively.

Capital Program

Our current capital program typically consists of a one rig and one frac crew cadence throughout the year. Since January 1, 2026, we have drilled 27 wells across four pads, all of which have come online. During the nine months ended September 30, 2026, our cash expenditures for the development of oil and natural gas properties totaled $185.5 million.

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

Our development program is dependent upon our cash flow from operations generated from our assets and our ability to utilize our Credit Facility. Additionally, we could obtain additional financing through public and private capital markets; however, the availability of additional capital would be subject to numerous factors outside of our control including prices of oil and natural gas and the overall health of the U.S. and global economic environments. There can be no assurance that we will be able to obtain such additional capital.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$123,377	$67,384
Net cash used in investing activities	(200,556)	(608,536)
Net cash provided by financing activities	84,910	546,600
Net increase in cash and cash equivalents	7,731	5,448

Cash and cash equivalents, beginning of the period	20	5,192
Cash and cash equivalents, end of the period	$7,751	$10,640

Operating activities. Net cash provided by operating activities totaled $123.4 million and $67.4 million during the nine months ended September 30, 2026 and 2025, respectively. The $56.0 million increase in our net cash provided by operating activities was primarily attributable to increased revenue during the period, partially offset by increased operating expenses, largely driven by new wells coming online as development activities were completed in the fourth quarter of 2025 and throughout 2026.

Investing activities. Net cash used in investing activities totaled $200.6 million and $608.5 million during the nine months ended September 30, 2026 and 2025, respectively. The $408.0 million decrease in our net cash used in investing activities was largely driven by cash paid for the Bayswater Acquisition of $467.5 million during the nine months ended September 30, 2025, which was partially offset by a $59.3 million increase in expenditure for the development of oil and natural gas properties during the nine months ended September 30, 2026.

Financing activities. Net cash provided by financing activities totaled $84.9 million and $546.6 million for the nine months ended September 30, 2026 and 2025, respectively. The $461.7 million decrease in net cash provided by financing activities was mostly due to financing activities completed to fund the Bayswater Acquisition, which closed on March 26, 2025. These financing activities included $43.8 million from the issuance of Common Stock, net of related issuance costs of $3.6 million, $148.3 million from the issuance of the Series F Preferred Stock, net of related issuance costs of $12.2 million, and $359.0 million from borrowings under the Credit Facility, net of related issuance costs of $15.7 million. After the Bayswater Acquisition, we had additional borrowings on the Credit Facility of $30.0 million for the nine months ended September 30, 2025. Financing activities for the nine months ended September 30, 2026 were attributable to $177.0 million of borrowings on the Credit Facility, partially offset by repayments of $71.0 million and Credit Facility amendment fees of $2.7 million. Additionally, we redeemed a portion of the Series F Preferred Stock for $19.1 million and issued shares of Common Stock under our ATM Offering, which resulted in net proceeds of $2.1 million.

Significant Sources of Liquidity

Credit Facility. On December 16, 2024, we, as borrower, entered into a reserve–based credit agreement with Citi, as administrative agent and the financial institution party. On February 3, 2025, we entered into the first amendment to our reserve–based credit agreement with Citi, which among other things, increased the borrowing base and the aggregate elected commitments to $60.0 million. On March 26, 2025, we entered into the Credit Facility Agreement, which amended and restated our existing reserve–based credit agreement with Citi. On June 6, 2025, we entered into the first amendment to our Credit Facility Agreement, which added Bank of America N.A. and West Texas National Bank as lenders under the Credit Facility. On June 10, 2026, we entered into the second amendment to the Credit Facility Agreement, which among other things, reaffirmed the borrowing base of $475.0 million, modified certain covenants relating to our distributable free cash flow and certain other reporting and notice requirements, and increased the cadence of scheduled borrowing base redeterminations and the number of interim borrowing base redeterminations which may occur in any fiscal year. On August 14, 2026, we entered into the third amendment to our Credit Facility Agreement, which, among other things, (i) reduces the Current Ratio (as defined in the Credit Facility Agreement) we are required to maintain under the Credit Facility Agreement from 1.00 to 1.00 to (a) for our fiscal quarter ending June 30, 2026, 0.50 to 1.00, (b) for our fiscal quarter ending September 30, 2026, 0.40 to 1.00, and (c) for our fiscal quarter ending December 31, 2026, 0.60 to 1.00, and (ii) introduces a new covenant requiring us to meet or exceed certain minimum production thresholds, as described in the amendment. The new minimum production covenant is measured over rolling three-month periods at the end of each calendar month and was first tested on August 31, 2026 for the three month period then ending.

The Credit Facility is scheduled to mature on March 26, 2029 and provides for a maximum credit commitment of $1.0 billion. As of September 30, 2026, the Credit Facility had a borrowing base of $475.0 million and an aggregate elected commitment of $475.0 million and includes a $47.5 million sublimit for the issuance of letters of credit. The borrowing base is subject to quarterly redeterminations based upon the value of our oil and gas properties as determined in a reserve report immediately preceding April 1st, July 1st, and October 1st of each year, subject to certain interim redeterminations.

We are subject to certain financial covenants and customary restrictive covenants under the Credit Facility. The financial covenants under the Credit Facility Agreement, as amended, require us to maintain, for each fiscal quarter, a Net Leverage Ratio (as defined in the Credit Facility) of no greater than 3.00 to 1.00 and a Current Ratio (as defined in the Credit Facility Agreement, as amended) of (i) 0.50 to 1.00 for the quarter ending June 30, 2026, (ii) 0.40 to 1.00, for the quarter ending September 30, 2026, (iii) 0.60 to 1.00 for the quarter ending December 31, 2026, and (iv) at least 1.00 to 1.00 for the quarters thereafter. As of September 30, 2026, we are in compliance with all covenants under the Credit Facility.

As of September 30, 2026 and December 31, 2025, we had $472.0 million and $366.0 million, respectively, of revolving borrowings and no letters of credit outstanding under the Credit Facility, resulting in $3.0 million and $109.0 million, respectively, of availability for future borrowings and letters of credit. Additionally, as of September 30, 2026 and December 31, 2025, we had $12.2 million and $12.6 million, respectively, of unamortized deferred financing costs associated with our Credit Facility, which are presented as debt issuance costs, net on the condensed consolidated balance sheets. These costs are amortized to interest expense on the condensed consolidated statements of operations on a straight–line basis over the life of the Credit Facility. During the three and nine months ended September 30, 2026, we amortized $1.2 million and $3.2 million, respectively, of deferred financing costs into interest expense on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, we amortized $1.0 million and $2.2 million, respectively, of deferred financing costs into interest expense on the condensed consolidated statements of operations.

Subordinated Promissory Note and Subordinated Note Warrants. On September 30, 2024, we entered into the Subordinated Note with the Noteholders in a principal amount of $5.0 million, which has a maturity date of March 17, 2027. The Noteholders are entities controlled by Jonathan H. Gray, who is a director of the Company; therefore, the Subordinated Note and Subordinated Note Warrants are presented as related-party on our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The Subordinated Note had an interest rate of 10.00% and the Noteholders were entitled to a minimum return on capital of up to 2.0x upon the repayment, prepayment or acceleration of the obligations, or the occurrence of certain other triggering events under the Subordinated Note. In December 2024, and in conjunction with entering into the Credit Facility, we made a $1.8 million payment on the Subordinated Note, resulting in a principal balance of $3.2 million as of December 31, 2024.

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

Pursuant to the terms of the Subordinated Note, we issued the Subordinated Note Warrants to purchase up to 1,141,552 shares of Common Stock to the Noteholders, which vest in tranches based on the date of repayment of the Subordinated Note. As of September 30, 2026 and December 31, 2025, Subordinated Note Warrants providing the right to purchase 856,165 shares of Common Stock had vested and were outstanding.

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

Series F Preferred Stock Certificate of Designation. The Series F Preferred Stockholder is entitled to receive, on a cumulative basis, dividends on each share of Series F Preferred Stock at the Series F Preferred Stock Stated Dividend Rate in cash on March 1, June 1, September 1 and December 1 of each calendar year, beginning on June 1, 2025. Alternatively, according to the Series F Preferred Stock Certificate of Designation, we may elect to pay the dividends entirely or partially in shares of Common Stock. Additionally, the Series F Preferred Stock Certificate of Designation states that six months after the anniversary date of the maturity of our Credit Facility the Series F Preferred Stock Stated Dividend Rate will increase to 25%. We elected to pay the March 1, 2026, June 1, 2026, and September 1, 2026 dividends by issuing the Series F Preferred Stockholder 2,352,000, 3,276,000, and 5,296,600 shares of Common Stock, respectively. Additionally, on April 8, 2026, we redeemed a portion of the Series F Preferred Stock, discussed further below, and issued the Series F Preferred Stockholder 109,816 shares of Common Stock related to dividends.

The Series F Preferred Stockholder may convert all or a portion its shares of Series F Preferred Stock into shares of Common Stock at any time at a Standard Conversion rate of 202.0202 shares of Common Stock per share of Series F Preferred Stock, subject to certain adjustments as described in the Series F Preferred Stock Certificate of Designation. The Series F Preferred Stockholder also has the option to convert all or a portion of its shares of Series F Preferred Stock using an Alternative Conversion Rate (as defined in the Series F Preferred Stock Certificate of Designation, as supplemented by the First Series F Preferred Stock Letter Agreement) in lieu of the conversion rate, subject to an Alternative Conversion Cap (as defined in the Series F Preferred Stock Certificate of Designation) for each quarter. During the three and nine months ended September 30, 2026, 3,400 and 32,723 shares of Series F Preferred Stock, respectively, were converted into 3,393,200 and 25,847,902 shares of Common Stock, respectively, using the Alternative Conversion.

Further, the Series F Preferred Stock Certificate of Designation also contains certain financial covenants which require us to maintain, for each fiscal quarter a Net Leverage Ratio of no greater than 2.50 to 1.00 and a Current Ratio of at least 1.00 to 1.00. The breach of these covenants results in a Triggering Event (as defined in the Series F Preferred Stock Certificate of Designation). The Series F Preferred Stock Certificate of Designation allows for a Triggering Event to be waived but does not specify a cure period; therefore, we can either request a waiver from the Series F Preferred Stockholder after submitting our compliance certificate or we can cure the Triggering Event by demonstrating compliance at any time prior to the quarter end subsequent to the Triggering Event. As part of the Fourth Series F Preferred Stock Letter Agreement entered into on August 14, 2026, the Series F Preferred Stockholder waived our obligation to maintain the Current Ratio (as defined in the Series F Preferred Stock Certificate of Designation) through December 31, 2026. The waiver of the Current Ratio is conditioned upon us not permitting the Current Ratio as of such date to be less than 0.40 to 1.00 for the quarter ending September 30, 2026 and 0.60 to 1.00 for the quarter ending December 31, 2026.

If a Triggering Event occurs, and is not waived by the Series F Preferred Stockholder, the Series F Preferred Stockholder is entitled to receive, on a cumulative basis, Trigger Dividends, which will accrue daily and compound quarterly from, and including, the date of such Triggering Event, but excluding, the date such Triggering Event is cured and all outstanding Trigger Dividends have been paid. Pursuant to the Series F Preferred Stock Certificate of Designation, we have the option to pay the Trigger Dividends in shares of Common Stock.

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

On April 8, 2026, we entered into the First Series F Preferred Stock Letter Agreement, pursuant to which, among other things, we repurchased 13,727 shares of Series F Preferred Stock from the Series F Preferred for the Series F Preferred Stock Repurchase Price, the cash portion of which was $19.0 million. Additionally, pursuant to the First Series F Preferred Stock Letter Agreement, we issued the Series F Preferred Stockholder the First Series F Preferred Stock Penny Warrants, and agreed that, if on July 8, 2026, which date was subsequently extended to December 1, 2026, for any reason, the Series F Preferred Stock Anniversary Warrants have not been issued to the Series F Preferred Stockholder, we will issue the Second Series F Preferred Stock Penny Warrants. Further, pursuant to the First Series F Preferred Stock Letter Agreement, upon the Series F Preferred Stockholder’s receipt of the Series F Preferred Stock Repurchase Price and the issuance of the First Series F Preferred Stock Penny Warrants, the Series F Preferred Stockholder waived our obligation to pay the $3.0 million extension fee.

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

Additionally, pursuant to the Second Series F Preferred Stock Letter Agreement, we issued the Incremental Share Rights to the Series F Preferred Stockholder, which allow the Series F Preferred Stockholder to convert any remaining shares of Series F Preferred Stock into an incremental amount of additional shares of our Common Stock in an aggregate amount not to exceed 21,156,339 shares of Common Stock. While the Series F Preferred Stock are outstanding, the Incremental Share Rights can be converted at any time and at any price. After full conversion or redemption of the Series F Preferred Stock, any Incremental Share Rights can only be converted at and above the Nasdaq minimum floor price of $1.15. During the three months ended September 30, 2026, the Series F Preferred Stockholder utilized the Incremental Share Rights alongside an Alternative Conversion of the Series F Preferred Stock to receive 3,576,800 additional shares of our Common Stock. As of September 30, 2026, the Series F Preferred Stockholder had Incremental Share Rights to an additional 17,579,539 shares of our common stock.

On August 7, 2026, we entered into the Third Series F Preferred Stock Letter Agreement, which extended the issuance date of the Series F Preferred Stock Anniversary Warrant from August 7, 2026 to August 14, 2026. The Third Series F Preferred Stock Letter Agreement also extended the potential issuance date of the Second Series F Preferred Stock Penny Warrants from August 7, 2026 to August 14, 2026.

On August 14, 2026, we entered into the Fourth Series F Preferred Stock Letter Agreement, which, among other things, extended the issuance date of the Series F Preferred Stock Anniversary Warrants and extended the potential issuance date of the Second Series F Preferred Stock Penny Warrants from August 14, 2026 to August 31, 2026. Additionally, the Fourth Series F Preferred Stock Letter Agreement waived our obligation to maintain the Current Ratio (as defined in the Series F Preferred Stock Certificate of Designation) through December 31, 2026.

On August 30, 2026, we entered into the Fifth Series F Preferred Stock Letter Agreement, which extended the issuance date of the Series F Preferred Stock Anniversary Warrants and the potential issuance date of the Second Series F Preferred Stock Penny Warrants from August 31, 2026 to December 1, 2026.

Remeasurement of Series F Preferred Stock. We accounted for the changes set forth in the First Series F Preferred Stock Letter Agreement as a modification. Additionally, we determined that the partial redemption of the Series F Preferred Stock pursuant to the First Series F Preferred Stock Letter Agreement should be aggregated and treated as a single transaction with the modification. Accordingly, pursuant to ASC 480, we adjusted the value of the Series F Preferred Stock to reflect its maximum redemption value immediately prior to and following the First Series F Preferred Stock Letter Agreement, resulting in a loss on remeasurement of Series F Preferred Stock of $46.9 million. To account for the partial redemption of the Series F Preferred Stock, we increased the fair value of the Series F Preferred Stock embedded derivative, resulting in a deemed dividend of $7.4 million, and decreased the fair value of the Series F Preferred Stock Anniversary Warrant liability, resulting in a deemed dividend of $51.3 million, both of which are presented as components of the remeasurement of Series F Preferred Stock line item on the condensed consolidated statement of operations for the nine months ended September 30, 2026.

As of September 30, 2026, in accordance with ASC 480, we adjusted the Series F Preferred Stock to reflect its maximum redemption value of $21.3 million, resulting in a remeasurement of Series F Preferred Stock of $19.7 million and $96.5 million, which is presented in the remeasurement of Series F Preferred Stock line item on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. Additionally, at each conversion, we reduce the balance of the Series F Preferred Stock by the carrying value of the converted shares, which, as of September 30, 2026, has resulted in a decrease of $6.0 million from December 31, 2025.

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

We currently anticipate any net proceeds from the ATM Offering will be used for general corporate purposes, which may include, among other things, advancing our development and drilling program, repayment of existing indebtedness, or financing potential acquisition opportunities. As of September 30, 2026, we have issued 1,305,574 shares under the ATM Offering, which resulted in net proceeds of $2.0 million.

Additionally, the Series F Preferred Stock Certificate of Designation, as amended by the First Series F Preferred Stock Letter Agreement, includes a Cash Sweep provision, which requires us to provide the Series F Preferred Stockholder up to 50% of any net proceeds raised by financing. The Series F Preferred Stock Certificate of Designation allows for the Cash Sweep Amount to be settled in Common Stock shares. We have fulfilled the Cash Sweep provision obligation for all net proceeds received from sales under the ATM Offering during the nine months ended September 30, 2026.

Liquidity Analysis

For the three and nine months ended September 30, 2026, we had a net loss attributable to Prairie Operating Co. common stockholders of $34.0 million and $14.6 million, respectively. We cannot predict if we will be able to sustain profitability on a quarterly or annual basis and extended periods of losses and negative cash flow may prevent us from successfully operating and expanding our business. As of September 30, 2026, we had cash and cash equivalents of $7.8 million, a working capital deficit of $190.2 million, and an accumulated deficit of $180.3 million.

The assessment of liquidity requires management to make estimates of future activity and judgments about whether we can meet our obligations, have adequate liquidity to operate, and maintain compliance with the applicable financial covenants of our Credit Facility. As discussed above in Significant Sources of Liquidity, in August 2026, we entered into an amendment to our Credit Facility Agreement which modified, among other things, the Current Ratio financial covenant requirement to (i) 0.50 to 1.00 for the quarter ending June 30, 2026, (ii) 0.40 to 1.00 for the quarter ending September 30, 2026, (iii) 0.60 to 1.00 for the quarter ending December 31, 2026, and (iv) 1.00 to 1.00 for the quarters thereafter. Additionally, the amendment introduces a new covenant requiring us to meet or exceed certain minimum production thresholds, as described in the amendment. The new minimum production covenant is measured over rolling three-month periods at the end of each calendar month and was first tested on August 31, 2026 for the three month period then ending. As of September 30, 2026 we are in compliance with all covenants under the Credit Facility. Significant assumptions used in our forecasted model of liquidity in the next 12 months include our current cash position and our ability to generate sufficient revenues from our existing producing wells and newly developed wells, which have come online throughout the second and third quarter of 2026, to meet our working capital needs and maintain compliance with the applicable financial covenants, as recently amended, of our Credit Facility.

Our near-term capital funding has historically been financed with cashflow from operations and borrowings under the Credit Facility. As of September 30, 2026, we have availability of $3.0 million under the Credit Facility, which may or may not be sufficient to meet our obligations over the next 12 months. Additionally, in June 2025, we entered into the Equity Distribution Agreement with the Managers. Pursuant to the agreement, we have the option to sell our Common Stock up to an aggregate offering price of $75.0 million through the Managers to raise additional funding to cover our short-term liquidity needs.

As such, we believe that revenues from our existing producing wells, incremental revenues from our newly developed wells, which have come online throughout the second and third quarter of 2026, borrowings under our Credit Facility, and sales under the ATM Offering will be sufficient to cover our liquidity needs and maintain compliance with the applicable financial covenants of our Credit Facility.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026 our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we are unable to regain compliance with the Nasdaq Minimum Bid Price Requirement, we may be eligible for an additional 180-day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Nasdaq Minimum Bid Price Requirement. As such, we plan to provide written notice to Nasdaq requesting an additional 180-day compliance period to cure the deficiency. However, if our Common Stock trades at or below $0.10 for ten consecutive trading days, Nasdaq will immediately issue a delisting determination under Listing Rule 5810, our Common Stock will be suspended from trading, and we will be ineligible for any compliance period that would otherwise be available under Rule 5810(c)(3)(A). If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, Nasdaq will notify us of its determination to delist our Common Stock.

There can be no assurance that we will be able to regain compliance with the Nasdaq Minimum Bid Price Requirement or be granted the additional 180-day compliance period. A delisting of our Common Stock could negatively impact us by, among other things:

●
reducing the liquidating and market price of our Common Stock;
●
reducing the number of investors, including institutional investors, willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity;
●
decreasing the amount of news and analyst coverage relating to us;
●
limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and
●
impacting our reputation and, as a consequence, our ability to attract new business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2026, that were not otherwise disclosed in a Current Report on Form 8–K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5–1 trading arrangement” or “non–Rule 10b5–1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S–K.

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

4.1	Form of Series D PIPE Warrant (incorporated by reference to Exhibit C of Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).

4.2	Form of Exok Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.3	Form of Series E A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.4	Form of Series E B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2023).
4.5	Form of Common Stock Purchase Warrant issued by Prairie Operating Co. to the Noteholders (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2024).
4.6	Amendment and Waiver of Exercise Limitations Letter Agreement, dated as of November 13, 2023, by and between the Issuer and the Family Trust (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 19, 2024).
4.7	Form of Warrant to Purchase Shares of Common Stock of Prairie Operating Co. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 26, 2025).
4.8	First Penny Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026).
4.9	Form of Second Penny Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2026).
10.1	Letter Agreement, dated August 7, 2026, by and between Prairie Operating Co. and Hudson Bay PH XIX LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 10, 2026).
10.2	Third Amendment to Amended and Restated Credit Agreement, dated as of August 14, 2026, by and among Prairie Operating Co., Citibank, N.A and the other credit parties party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2026).
10.3*	Letter Agreement, dated August 14, 2026, by and between Prairie Operating Co. and Hudson Bay PH XIX LLC.
10.4*	Letter Agreement, dated August 30, 2026, by and between Prairie Operating Co. and Hudson Bay PH XIX LLC.
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (Rule 13a–14(a) or Rule 15d–14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (Rule 13a–14(a) or Rule 15d–14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PRAIRIE OPERATING CO.

		By:	/s/ Gregory S. Patton
Gregory S. Patton
Date:	November 12, 2026		Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael J. Shelly
Michael J. Shelly
Date:	November 12, 2026		Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)